Form 10QSB
period 2007-06-30
DENALI CONCRETE MANAGEMENT INC
filed 2007-08-02
CIK 1218683

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

⁪ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 000-52545

DENALI CONCRETE MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA       88-0445167
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City, NV 89703
(Address of principal executive offices)

702-234-4148
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes xx No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).
                               Yes xx No ⁪

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.               Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 30, 2007, the Company had 11,370,430 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DENALI CONCRETE MANAGEMENT, INC.

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - June 30, 2007                                                                                                        3
and December 31, 2006

Statements of Operations (Unaudited) for the                                                                                                    4
Six Months Ended June 30, 2007 and 2006

Statement of Shareholders’ Deficit for the                                                                                                           5
Six Months Ended June 30, 2007 and 2006

Statements of Cash Flows (Unaudited) for the                                                                                                    6
Six Months Ended June 30, 2007 and 2006

Notes to the Condensed Financial Statements                                                                                                   7

Item 2.  Management’s Discussion and Analysis of Financial                                                                       11
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                         14

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                         15

Signatures                                                                                                                                                               15

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements
In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
DENALI CONCRETE MANAGEMENT, INC
BALANCE SHEET
June 30, 2007 and December 31, 2006
ASSETS	Unaudited		December 31, 2006

Current assets
Cash		$0	$0
Accounts receivable-trade			0
Other current assets		4,150	0
Total current assets		4,150	0

Total assets		$4,150	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$		$0
Notes payable		45,000	35,000
Accrued interest		5,820	3,420
Total current liabilities		50,820	38,420

Total liabilities		50,820	38,420

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding		11,370	11,370
Paid in capital		127,535	127,535
Retained earnings		(185,575)	(177,325)
Total shareholder's equity		(46,670)	(38,420)

Total liabilities and shareholder's equity		4,150	$0

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC
STATEMENT OF OPERATION
FOR THE SIX MONTHS ENDING JUNE 30, 2007 and 2006

	2007	2006
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Legal and accounting	5,850	0
Total expenses	5,850	0
Net income (loss) from operations	(5,850)	0
Other income and (expense)
Interest expense	(2,400)	(330)
Net income (loss)	(8,250)	(330)

Net loss per common share	$($0.01)	$(0.01)

Weighted average of shares outstanding	11,370,430	6,787,096

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDING JUNE 30, 2007 and 2006

			Paid In	Earnings
Date	Shares	Amount	Capital	(Loss)	Total

2006
December 31, 2005	11,370,430	$11,370	$127,535	$(187,287)	$(48,382)
Net loss				(330)	(330)
June 30, 2006	11,370,430	$11,370	$127,535	$(187,617)	$(48,712)

2007
December 31, 2006	11,370,430	$11,370	$127,535	$(177,325)	$(38,420)
Net income				(8,250)	(8,250)
June 30, 2007	11,370,430	$11,370	$127,535	$(185,575)	$(46,670)

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC
STATEMENT OF CASH FLOWS-INDIRECT METHOD
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,250)	$(330)
Adjustments to reconcile net income
to net cash provided by operating activities
Increase (Decrease)in accounts payable	(4,150)	0
Increase in taxes payable	0	0
Increase in accrued interest payable	2,400	330
Operating loss on discontinued operations	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(10,000)	0

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock		0
Short term borrowings related parties	10,000	0
NET CASH REALIZED FROM FINANCING ACTIVITIES	10,000	0

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes to are an integral part of the financial statements

Denali Management, Inc.
Notes to Financial Statements
June 31, 2007 and 2006

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, the results of operations for the six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Description of business

The Company was incorporated under the laws of the State of Nevada on June 20, 1997. The Company for the past several years has had no activity. Denali, Inc (the “Company) is a shell entity that is in the market for a merger with an appropriate company.

Net loss per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

Denali Management, Inc.
Notes to Financial Statements
June 31, 2007 and 2006

1.	Organization and basis of presentation - Continued

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Denali Management, Inc.
Notes to Financial Statements
June 31, 2007 and 2006

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.

Denali Management, Inc.
Notes to Financial Statements
June 31, 2007 and 2006

However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement
b)	The date that adoption is required
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract).

Denali Management, Inc.
Notes to Financial Statements
June 31, 2007 and 2006

EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 2: COMMON STOCK

The Company in December 2005 sold its’ inventory and assets to the majority shareholder in exchange for his surrendering 3,000,000 shares of the Company’s stock. This transaction resulted in a loss on the exchange of the assets of $149,254 and an operating loss form discontinued operations of $30,994. The shareholder was the only officer of the Company and he resigned from the board and vacated his office.

In December 2005, the Company sold 8,000,000 shares of stock for $8,000 to the new office of the corporation. As of the end of the year the funds had not been deposited into the Company’s bank account that had yet to be opened at year end.

NOTE 3: NOTES PAYABLE RELATED PARTIES

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company. These notes are due and payable on December 31, 2007 and carry an interest rate of 12%. The total outstanding as of June 30, 2007 and 2006 was $45,000 and $11,000 respectively.

NOTE 4: INCOME TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $70,000 resulting from a net loss before income taxes, and a deferred tax expense of $70,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2014 2024 and 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business.

Denali Concrete Management, Inc. was originally incorporated in the State of Nevada on December 10, 1999 under the name Bridge Capital.com, Inc. Bridge Capital.com, Inc. was a nominally capitalized corporation which did not commence its operations until it changed its’ name to Denali Concrete Management in March 2001. We were a concrete placement company specializing in providing concrete improvements in the road construction industry. Denali operated primarily in Anchorage, Alaska placing curb & gutter, sidewalks and retaining walls for state, municipal and military projects.

The Company encountered numerous problems and ceased its operations The Company has now focused its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving “start up” or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•	available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	the history of operations, if any;
•	prospects for the future;
•	the nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of the management;
•	the potential for further research, development or exploration;
•	the potential for growth and expansion;
•	the potential for profit;
•	the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•	descriptions of product, service and company history; management resumes;
•	financial information;
•	available projections with related assumptions upon which they are based;
•	an explanation of proprietary products and services;
•	evidence of existing patents, trademarks or service marks or rights thereto;
•	present and proposed forms of compensation to management;
•	a description of transactions between the prospective entity and its affiliates;
•	relevant analysis of risks and competitive conditions;
•	a financial plan of operation and estimated capital requirements;
•	and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Description of Property.

We do not currently own any property. We utilize office space in the residence of our President at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of Operations for the Six Month Periods Ended June 30, 2007 and 2006

The Company has not generated revenue for the periods ending June 30, 2007 and 2006.

The Company had general and administrative expenses of $5,850 during the six months ended June 30, 2007 and interest expense of $2,400 resulting in a net loss of $8,250. During the same period in 2006, the Company experienced $-0- in general and administrative expenses and $330 in interest expense resulting in a net loss of $330. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Increased expenses for the six months ended June 30, 2007 are attributed to our filing a registration statement on Form 10-SB with the Securities and Exchange Commission and preparing our periodic reports.

Liquidity and Capital Resources

At June 30, 2007, the Company’s total assets consisted of $-0- in cash.  Liabilities at June 30, 2007 totaled $50,820 and consisted of $-0- in accounts payable, $45,000 in notes payable and $5,820 in accrued interest.

The Company borrowed $45,000 from various related parties and shareholders of the Company for working capital purposes.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Silicon South, Inc. during the quarter ended June 30, 2007.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  SEC Ref. No. Title of Document  Location

1  31.1 Certification of the Principal Executive   Attached
Officer/ Principal Financial Officer pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

2  32.1 Certification of the Principal Executive Officer/ Attached
Principal Financial Officer pursuant to U.S.C.
Section 1350 as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENALI CONCRETE MANAGEMENT, INC.

Date: August 1, 2007                                  By: /s/Mathew Rule
                                                                                                                              President and Chief Financial Officer