Form 10QSB
period 2007-09-09
DENALI CONCRETE MANAGEMENT INC
filed 2007-11-09
CIK 1218683

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 8, 2007, the Company had 11,370,430 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):                                                                             Yes ⁪ No xx

SEC2334(9-05)       Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DENALI CONCRETE MANAGEMENT, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - September 30, 2007
and December 31, 2006                                                                                                                                        3

Statements of Operations (Unaudited) for the
Nine Months Ended September 30, 2007 and 2006                                                                                        4

Statement of Shareholders’ Deficit for the
Nine Months Ended September 30, 2007 and 2006                                                                                        5

Statements of Cash Flows (Unaudited) for the
Nine Months Ended September 30, 2007 and 2006                                                                                        6

Notes to the Condensed Financial Statements                                                                                              7

Item 2.  Management’s Discussion and Analysis of Financial                                                                   11
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                    13

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                    14

Signatures                                                                                                                                                          14

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
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

DENALI CONCRETE MANAGEMENT, INC
BALANCE SHEET
September 30, 2007 and December 31, 2006
ASSETS	Unaudited	December 31, 2006

Current assets
Cash	$0	$0
Accounts receivable-trade	0	0
Other current assets	4,150	0
Total current assets	4,150	0

Total assets	$4,150	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$0	$0
Notes payable	48,000	35,000
Accrued interest	7,260	3,420
Total current liabilities	55,260	38,420

Total liabilities	55,260	38,420

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(190,015)	(177,325)
Total shareholder's equity	(51,110)	(38,420)

Total liabilities and shareholder's equity	$4,150	$0

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC
STATEMENT OF OPERATION
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 and 2006

	2007	2006
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Legal and accounting	8,850	0
Total expenses	8,850	0
Net income (loss) from operations	(8,850)	0
Other income and (expense)
Interest expense	(3,840)	(330)
Net income (loss)	(12,690)	(330)

Net loss per common share	$($0.01)	$(0.01)

Weighted average of shares outstanding	11,370,430	6,787,096

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 and 2006

			Paid In	Earnings
Date	Shares	Amount	Capital	(Loss)	Total

2006
December 31, 2005	11,370,430	$11,370	$127,535	$(187,287)	$(48,382)
Net loss				(1,050)	(1,050)
September 30, 2006	11,370,430	$11,370	$127,535	$(188,337)	$(49,432)

2007
December 31, 2006	11,370,430	$11,370	$127,535	$(177,325)	$(38,420)
Net income				(12,690)	(12,690)
September 30, 2007	11,370,430	$11,370	$127,535	$(190,015)	$(51,110)

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC
STATEMENT OF CASH FLOWS-INDIRECT METHOD
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,690)	$(1,050)
Adjustments to reconcile net income
to net cash provided by operating activities
Increase (Decrease)in prepaid expenses	(4,150)	0
Increase in taxes payable	0	0
Increase in accrued interest payable	3,840	1,050
Operating loss on discontinued operations	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(13,000)	0

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock		0
Short term borrowings related parties	13,000	0
NET CASH REALIZED FROM FINANCING ACTIVITIES	13,000	0

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the financial statements

Denali Management, Inc.
Notes to Financial Statements
September 30, 2007 and 2006

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

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

NOTE 2: COMMON STOCK

The Company in December 2005 sold its inventory and assets to the majority shareholder in exchange for his surrendering 3,000,000 shares of the Company’s stock. This transaction resulted in a loss on the exchange of the assets of $149,254 and an operating loss from discontinued operations of $30,994. The shareholder was the only officer of the Company and he resigned from the board and vacated his office.

In December 2005, the Company sold 8,000,000 shares of stock for $8,000 to the new office of the corporation. As of the end of the year the funds had not been deposited into the Company’s bank account that had yet to be opened at year end.

NOTE 3: NOTES PAYABLE RELATED PARTIES

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company. These notes are due and payable on December 31, 2007 and carry an interest rate of 12%. The total outstanding as of September 30, 2007 and 2006 was $48,000 and $11,000 respectively.

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

Results of Operations for the Nine Month Periods Ended September 30, 2007 and 2006

The Company has not generated revenue for the periods ending September 30, 2007 and 2006.

The Company had general and administrative expenses of $8,850 during the nine months ended September 30, 2007 and interest expense of $3,840 resulting in a net loss of $12,690. During the same period in 2006, the Company experienced $-0- in general and administrative expenses and $330 in interest expense resulting in a net loss of $330. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Increased expenses for the nine months ended June 30, 2007 are attributed to our filing a registration statement on Form 10-SB with the Securities and Exchange Commission and preparing our periodic reports.

Liquidity and Capital Resources

At September 30, 2007, the Company’s total assets consisted of $-0- in cash and $4,150 in other current assets.  Liabilities at September 30, 2007 totaled $55,260 and consisted of $-0- in accounts payable, $48,000 in notes payable and $7,260 in accrued interest.

The Company borrowed $48,000 from various related parties and shareholders of the Company for working capital purposes.

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

DENALI CONCRETE MANAGEMENT, INC.

Date: November 9, 2007                                                                       By: /s/ Mathew Rule
                                                                                                                             President and Chief Financial Officer