Form 10KSB
period 2007-12-31
DENALI CONCRETE MANAGEMENT INC
filed 2008-02-15
CIK 1218683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________
Commission file number 000-52545

DENALI CONCRETE MANAGEMENT, INC.
(Name of small business issuer in its charter)

Nevada                       88-0445167
(State or other jurisdiction of incorporation or organization)                                                                                                                      (I.R.S. Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City,                                                                                                                      NV 89703
 (Address of principal executive offices)                                                                                                            (Zip Code)

Issuer’s telephone number  702-234-4148

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                                                 Name of each exchange on which registered
_________________________________                                                                                                 ______________________________________
_______________________________                                                                                                 ______________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ xx]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[  x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ xx ]    No [   ]

State issuer’s revenues for its most recent fiscal year:                                                                                                            $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common stock is listed not listed on any exchange or traded on any market.  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 14, 2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of  February 15, 2008 there were 11,370,430 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No  xxx

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect Denali’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

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

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

Item 2.  Description of Property.

We do not currently own any property.  We utilize office space in the residence of our President at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against Denali or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Denali or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.

As of February 15, 2008, there were approximately 33 shareholders of record holding 11,370,430 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007 and 2006

We have negligible available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2007 and 2006.  Expenses during the year ended December 31, 2007 were $13,350 with interest expense of $5,196 compared to expenses of $12,062 with interest expense of $2,100 in 2006.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $18,646 for the year ended December 31, 2007, compared to a net loss of $9,962 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had $-0- in available cash on hand and $4,150 in other current assets and $61,116 in liabilities.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

At various times during the previous years, we have borrowed funds from shareholders to fund our operations.  The notes were due and payable on December 31, 2007 and carry an interest rate of 12%.  The notes have been extended until December 31, 2008.  The total outstanding as of December 31, 2007 and 2006 was $52,500 and $35,000 respectively.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

      (b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Mathew Rule                                                        53            Sole Officer and Director                     December 30, 2005

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Mathew G. Rule, 53, Sole Officer and Director.  Since 1990, Mr. Rule has been with the Bay Area Cellular Telephone Co. and is presently a Lead Technician.  He is the recipient of the McCaw Circle of Excellence and the BACTC Service Excellence awards.  He is a Summa Cum Laude graduate of Ithaca College, December 1976 and holds a commercial class FCC license and is a pilot.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Mathew G. Rule	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- --0	-0- -0- -0-

Raymond Martin	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 15, 2008, the number and percentage of the 11,370,430 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

                Common                                 Mathew Rule                                                                                                                         8,000,000                                                                                           70.36%
                                                                251 Jeanell Dr., Suite 3
                                                                Carson City, NV 89703

Total Officers and Directors                                                                                                                                                                                               8,000,000                                                                                           70.36%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Mathew Rule to conduct our activities at no charge.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #                                 Description                                                                                                              Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amended Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and	Attached
               Principal Financial Officer pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Incorporated by reference. Filed as exhibit to 10SB12G filed April 2, 2007.

**  The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Denali’s annual financial statement and review of financial statements included in Denali’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,500 for fiscal year ended 2006 and $10,500 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENALI CONCRETE MANAGEMENT, INC.

Date: February 15, 2008                                                                        /s/Mathew G. Rule
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2008	/s/ Mathew G. Rule
Director

DENALI CONCRETE MANAGEMENT, INC.

FINANCIAL STATEMENTS

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

To the Board of Directors and Shareholders
Denali Management Concrete, Inc
San Diego, California

Report of Independent Registered Public Accounting Firm

I have audited the balance sheets of Denali Management Concrete, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Denali Concrete Management, Inc as of December 31, 2007 and 2006, the results of operations and it’s cash flows for the years ended December 31, 2007 and 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

January 12, 2008
Los Angeles, CA

1875 Century Park East Suite H-3513 Los Angeles, CA 90067
(310) 553-5707, Fax (310) 553-5337 info@cpahawkins.com

DENALI CONCRETE MANAGEMENT, INC
BALANCE SHEET
DECEMBER 31, 2007 and 2006

ASSETS	2007		2006

Current assets
Cash	$		$0
Accounts receivable-trade			0
Other current assets		4,150	0
Total current assets		4,150	0

Total assets		$4,150	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$		$0
Notes payable-Related Parties		52,500	35,000
Accrued interest		8,616	3,420
Total current liabilities		61,116	38,420

Total liabilities		61,116	38,420

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding		11,370	11,370
Paid in capital		127,535	127,535
Retained earnings		(195,871)	(177,325)
Total shareholder's equity		(56,966)	(38,420)

Total liabilities and shareholder's equity		$4,150	$0

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC
STATEMENT OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2007 and 2006

	2007	2006
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Consulting	0	0
Legal and accounting	13,350	(12,062)
Total expenses	13,350	(12,062)
Net income (loss) from operations	(13,350)	12,062
Other income and (expense)
Interest expense	(5,196)	(2,100)
Net income (loss) prior to income taxes	(18,546)	9,962

Loss from discontinued operations	0	0

Net income (loss)	$(18,546)	$9,962

Net loss per common share	$($0.00)	$$0.00

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2007 and 2006

			Paid In	Earnings
Date	Shares	Amount	Capital	(Loss)	Total

2006
December 31, 2005	11,370,430	$11,370	$127,535	$(187,287)	$(48,382)
Net income				9,962	9,962
December 31, 2006	11,370,430	$11,370	$127,535	$(177,325)	$(38,420)

2006
December 31, 2006	11,370,430	$11,370	$127,535	$(177,325)	$(38,420)
Net income				(18,546)	(18,546)
December 31, 2007	11,370,430	$11,370	$127,535	$(195,871)	$(56,966)

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC
STATEMENT OF CASH FLOWS-INDIRECT METHOD
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,546)	$(217,630)
Adjustments to reconcile net income
to net cash provided by operating activities
Loss on disposition of assets
Foregiveness of legal fees
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in deposits	(4,150)	0
Increase (Decrease)in accounts payable	0	(36,062)
Increase in taxes payable	0	0
Increase in accrued interest payable	5,196	2,100
Operating loss on discontinued operations	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(17,500)	(251,592)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock
Short term borrowings	17,500	24,000
NET CASH REALIZED FROM FINANCING ACTIVITIES	17,500	24,000

INCREASE IN CASH AND CASH EQUIVALENTS	0	(227,592)
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$(227,592)

The accompanying notes are an integral part of the financial statements

Denali Management, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1:                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business– The Company was incorporated under the laws of the State of Nevada. The Company for the past year has had no activity.  Denali Concrete Management, Inc (the “Company) is a shell entity that is in the market for a merger with an appropriate company.  For the year ending December 31, 2005, the company was in the business of laying concrete for highway projects.

Pervasiveness of estimates– The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents– For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Inventories– Inventory, which includes parts and the packaging materials for those parts, is valued at the lower of cost or market on a first in first out method.

Property and equipment– Property and equipment are recorded at cost.  Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized.  When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation is provided using the straight-line method, over the useful lives of the assets.  Since the company has yet to commence operations, no depreciation has been taken.  Equipment consists of moldings being developed.

Income taxes– Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.

Denali Management, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

Recent Accounting Pronouncements - On July 29, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which applies to all tax positions accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. FIN 48 also provides guidance on derecognition of such tax positions, classification, potential interest and penalties, accounting in interim periods and disclosure. The Company did have unrecognized tax benefits and there was no effect on our financial statements as a result of adopting FIN 48.

Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements under other accounting pronouncements, but does not change the existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 in fiscal 2009 and is currently evaluating whether the adoption of SFAS 157 will have a material effect on its financial statements.

Denali Management, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 in fiscal 2009 and is currently evaluating whether the adoption of SFAS 159 will have a material effect on its financial statements.
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

In December 2005, the Company sold 8,000,000 shares of stock for $8,000 to the new officer of the corporation.  As of the end of the year the funds had not been deposited into the Company’s bank account that had yet to be opened at year end.

NOTE 3:                       NOTES PAYABLE RELATED PARTIES

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2007 and carry an interest rate of 12%.  The total outstanding as of December 31, 2007 and 2006 was $52,500 and $35,000 respectively.

Denali Management, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 4:                       INCOME TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $70,000 resulting from a net loss before income taxes, and a deferred tax expense of $70,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2014 2024 and 2025.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.