Form 10-Q
period 2008-06-30
DENALI CONCRETE MANAGEMENT INC
filed 2008-08-12
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes  ☐   No

As of June 30, 2008, there were 11,370,430 shares of common stock, $.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

DENALI CONCRETE MANAGEMENT, INC.

CONDENSED BALANCE SHEET

JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS	Unaudited	December 31,
	June 30, 2008	2007
Current assets
Cash	$0	$0
Accounts receivable-trade	0	0
Other current assets	0	890
Total current assets	0	890

Total assets	$0	$890

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$7,854	$994
Notes payable-Related Parties	55,500	52,500
Accrued Legal Fees Payable	1,653	0
Accrued interest	11,811	8,616
Total current liabilities	76,818	62,110

Total liabilities	76,818	62,110

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(215,723)	(200,125)
Total shareholder's equity	(76,818)	(61,220)

Total liabilities and shareholder's equity	$0	$890

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC.

CONDENSED STATEMENT OF OPERATION

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Consulting	0	0
Other Costs	6,860	0
Legal and accounting	5,543	5,850
Total expenses	12,403	5,850
Net income (loss) from operations	(12,403)	(5,850)
Other income and (expense)
Interest expense	(3,195)	(2,400)
Net income (loss) prior to income taxes	(15,598)	(8,250)

Loss from discontinued operations	0	0

Net income (loss)	$(15,598)	$(8,250)

Net loss per common share	$($0.00)	$($0.00)

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

			Paid In	Earnings
Date	Shares	Amount	Capital	(Loss)	Total

	2007
December 31, 2006	11,370,430	$11,370	$127,535	$(177,325)	$(38,420)
Net income				(8,250)	(8,250)
June 30, 2007	11,370,430	$11,370	$127,535	$(185,575)	$(46,670)

	2008
December 31, 2007	11,370,430	$11,370	$127,535	$(200,125)	$(61,220)
Net income				(15,598)	(15,598)
June 30, 2008	11,370,430	$11,370	$127,535	$(215,723)	$(76,818)

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC.

STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(15,598)	$(8,250)
Adjustments to reconcile net income
to net cash provided by operating activities
Loss on disposition of assets
Forgiveness of legal fees
(Increase) Decrease in accounts receivable	0
(Increase) Decrease in deposits	890	0
Increase (Decrease)in accounts payable	6,860	(4,150)
Increase in legal fees payable	1,653	0
Increase in accrued interest payable	3,195	2,400
Operating loss on discontinued operations	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(3,000)	(10,000)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock
Short term borrowings	3,000	10,000
NET CASH REALIZED FROM FINANCING ACTIVITIES	3,000	10,000

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the financial statements

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

June 30, 2008 and 2007

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, the results of operations for the six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

1.

Organization and basis of presentation - Continued

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

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The company is currently evaluating the impact, if any, that the provisions of EITF 06-04 and EITF 06-10 will have on its consolidated financial statements.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2008 and 2007.

The Company borrowed $3,000 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2008.

4.

Three Month Data – Second Quarter 2008 and 2007

	2008	2007
Revenue	$0	$0
Expenses	(2,326)	(4,350)
Operating Loss	(2,326)	(4,350)
Other Revenue and Expense	(1,620)	(1,200)
Three Month Loss	$(3,946)	$(5,550)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $15,598, a negative working capital deficiency of $3,000 and a stockholders’ deficiency of $215,723.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.

Subsequent Events

On July 21, 2008, the company signed a Letter of Intent (“LOI”) with ZZPartners, Inc. (“ZZP”), a Nevada corporation.  The LOI contemplates that the company will acquire 100% of the outstanding common stock of ZZP by issuing twenty-four (24) million shares of its common stock to the shareholders of ZZP.  ZZP will pay $220,000 to cancel certain shares and repay certain liabilities of the company.  Certain shareholders have agreed to retire shares of common stock, so at the time of closing there will be three (3) million shares of the company common stock outstanding.  Completion of the agreement and closing of the transaction, which is planned to occur before August 31, 2008, is subject to further due diligence by each party, the negotiation and execution of the agreement, and other customary and negotiated pre-closing conditions.

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

Results of Operations for the Six Month Periods Ended June 30, 2008 and 2007

The Company had general and administrative expenses during the six months ended June 30, 2008 of $12,403 and interest expense of $3,195 resulting in a net loss of $15,598.  During the same period in 2007, the Company experienced $5,850 in general and administrative expenses and $2,400 in interest expense resulting in a net loss of $8,250.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

At June 30, 2008, the Company’s total assets consisted of $-0- in cash.  Liabilities at June 30, 2008 totaled $76,818 and consisted of $7,854 in accounts payable, $55,500 in notes payable to related parties, $1,653 in accrued legal fees and $11,811 in accrued interest.

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

ITEM 5.   OTHER INFORMATION.

On July 23, 2008, the Company filed a current report on Form 8-K with the Securities and Exchange Commission  describing a Letter of Intent for the acquisition of ZZPartners, Inc.  The proposed transaction is subject to entry into a definitive agreement and other conditions.

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

Date: August 12, 2008

By: /s/ Mathew G. Rule

Mathew G. Rule

President and Chief Financial Officer