Form 10-Q
period 2008-09-30
DENALI CONCRETE MANAGEMENT INC
filed 2008-11-12
CIK 1218683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                                                 Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                                                                              Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                              ☒  Yes  ☐   No

As of November 5, 2008, there were 11,370,430 shares of common stock, $.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

DENALI CONCRETE MANAGEMENT, INC

CONDENSED BALANCE SHEET

September 30, 2008 and December 31, 2007

ASSETS	Unaudited	December 31, 2007

Current assets
Cash	$0	$0
Accounts receivable-trade	0	0
Other current assets	0	890
Total current assets	0	890

Total assets	$0	$890

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$8,854	$994
Notes payable	33,653	52,500
Deposits	25,000
Accrued legal fees payable	590	0
Accrued interest	13,385	8,616
Total current liabilities	81,482	62,110

Total liabilities	81,482	62,110

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(220,387)	(200,125)
Total shareholder's equity	(81,482)	(61,220)

Total liabilities and shareholder's equity	$(0)	$890

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC.

CONDENSED STATEMENT OF OPERATION

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2008 AND 2007

	2008	2007
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	7,860
Legal and accounting	7,633	8,850
Total expenses	15,493	8,850
Net income (loss) from operations	(15,493)	(8,850)
Other income and (expense)
Interest expense	(4,770)	(3,840)
Net income (loss)	(20,262)	(12,690)

Loss from discontinued operations	0	0

Net income (loss)	(20,262)	(12,690)

Net loss per common share	$($0.01)	$(0.01)

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC.

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(20,262)	$(12,690)
Adjustments to reconcile net income
to net cash provided by operating activities
Increase in deposit liability	25,000
Increase (Decrease) in prepaid expenses		(4,150)
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in other assets	890	0
Increase (Decrease) in accounts payable	7,860	0
Increase in legal fees payable	590	0
Increase in accrued interest payable	4,769	3,840
Operating loss on discontinued operations	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,847	(13,000)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock		0
Short term borrowings related parties	(18,847)	13,000
NET CASH REALIZED FROM FINANCING ACTIVITIES	(18,847)	13,000

INCREASE IN CASH AND CASH EQUIVALENTS	(1)	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes to are an integral part of the financial statements

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

September 30, 2008 and 2007

1.            Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Description of business

The Company was incorporated under the laws of the State of Nevada on September 20, 1997. The Company for the past several years has had no activity.  Denali, Inc (the “Company) is a shell entity that is in the market for a merger with an appropriate company.

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

3.          Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2008 and 2007.

The Company borrowed $6,153 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2008.

4.          Three Month Data – Third Quarter 2008 and 2007

2008            2007
Revenue                                                                                    $ 0                 $ 0
Expenses                                                                              (3,090)          (4,500)
Operating Loss                                                                    (3,090)          (4,500)
Other Revenue and Expense                                             (1,575)          (1,440)
Three Month Loss                                                            $ (4,665)      $  (5,940)

5.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $20,262, a negative working capital deficiency of $81,483 and a stockholders’ deficiency of $220,387.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.	Letter of Intent

On July 21, 2008, the company signed a Letter of Intent (“LOI”) with ZZPartners, Inc. (“ZZP”), a Nevada corporation.  The LOI contemplates that the company will acquire 100% of the outstanding common stock of ZZP by issuing twenty-four (24) million shares of its common stock to the shareholders of ZZP.  ZZP will pay $220,000 to cancel certain shares and repay certain liabilities of the company.  Certain shareholders have agreed to retire shares of common stock, so at the time of closing there will be three (3) million shares of the company common stock outstanding.  Completion of the agreement and closing of the transaction, which was planned to occur before August 31, 2008 and has been extended.   On September 15, 2008, the company received a good faith deposit of $25,000 towards completing the transaction with ZZPartners, Inc.  Closing of the transaction is subject to further due diligence by each party, the negotiation and execution of the agreement, and other customary and negotiated pre-closing conditions.

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

Results of Operations for the Nine Month Periods Ended September 30, 2008 and 2007

The Company had general and administrative expenses during the nine months ended September 30, 2008 of $15,493 and interest expense of $4,770 resulting in a net loss of $20,262.  During the same period in 2007, the Company experienced $8,850 in general and administrative expenses and $3,840 in interest expense resulting in a net loss of $12,690.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

AtSeptember 30, 2008, the Company’s total assets consisted of $-0- in cash.  Liabilities at September 30, 2008 totaled $81,482 and consisted of $8,854 in accounts payable, $33,653 in notes payable, $25,000 in deposits, $590 in accrued legal fees and $13,285 in accrued interest.

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

DENALI CONCRETE MANAGEMENT, INC.

Date: November 10, 2008                                                                     By: /s/ Mathew G. Rule
Mathew G. Rule
President and Chief Financial Officer