Form 10-Q
period 2009-09-30
DENALI CONCRETE MANAGEMENT INC
filed 2009-11-12
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .     . Yes  X . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009: 11,370,430

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

DENALI CONCRETE MANAGEMENT, INC

CONDENSED BALANCE SHEET

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	unaudited	audited
ASSETS
Current assets
Cash	$0	$0
Accounts receivable-trade	0	0
Other current assets	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$9,238	$11,738
Notes payable	49,116	36,653
Deposits	0	25,000
Accrued legal fees payable	450	1,070
Accrued interest	18,288	14,395
Total current liabilities	77,092	88,856

Total liabilities	77,092	88,856

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(215,997)	(227,761)
Total shareholder's equity	(77,092)	(88,856)

Total liabilities and shareholder's equity	$0	$0

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC

CONDENSED STATEMENT OF OPERATION

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2009 AND 2008

	2009	2008
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	1,769	7,860
Legal and accounting	7,575	7,632
Total expenses	9,344	15,492
Net income (loss) from operations	(9,344)	(15,492)
Other income and (expense)
Interest expense	(3,892)	(4,770)
Net income (loss)	(13,236)	(20,262)

Other income / loss
Gain on retention of LOI deposit	25,000	0
Other income / loss	25,000	0

Net income (loss)	$11,764	$(20,262)

Net loss per common share	$0.01	$(0.01)

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$11,764	$(20,262)
Adjustments to reconcile net income
to net cash provided by operating activities
Increase in other current assets	0	889
Increase (Decrease) in accounting fees payable	(2,500)	0
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in deposits	(25,000)	25,000
Increase (Decrease) in accounts payable	0	7,860
Increase in legal fees payable	(620)	590
Increase in accrued interest payable	3,893	4,770
Rounding	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(12,463)	18,847

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock	0	0
Short term borrowings related parties	12,463	(18,847)
NET CASH REALIZED FROM FINANCING ACTIVITIES	12,463	(18,847)

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the financial statements

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

September 30, 2009 and 2008

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2009, the results of operations for the nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2009 and 2008.

The Company borrowed $12,463 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2009.

4.

Three Month Data – Third Quarter 2009 and 2008

	2009	2008
Revenue	$0	$0
Expenses	(2,088)	(3,090)
Operating Loss	(2,088)	(3,090)
Other Revenue and Expense	(1,407)	(1,575)
Three Month Loss	$(3,495)	$(4,665)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a negative working capital deficiency of $77,092 and a stockholders’ deficiency of $215,997. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

As of September 30, 2009, ZZP had not deposited the additional $25,000 into escrow and have ceased all negotiations. As of September 30, 2009, the transaction has not been completed and the original $25,000 deposit by ZZP was forfeited to the Company.

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

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We have no available cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended September 30, 2008 and 2009. Expenses during the period ended September 30, 2009 were $9,344 with interest expense of $3,892 compared to expenses of $15,492 with interest expense of $4,770 for the period ended September 30, 2008. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements. Other income resulted from retaining a forfeited $25,000 deposit regarding a Letter of Intent which expired.

As a result of the foregoing factors, we realized a net gain of $11,764 for the period ended September 30, 2009, compared to a net loss of $20,262 for the period ended September 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2009, reflects total assets of $-0-. As of September 30, 2009, our liabilities were $77,092 which included $9,238 in accounts payable, $49,116 in notes payable, $450 in accrued legal fees, and $18,288 in accrued interest. Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2009 and 2008.

The Company borrowed $12,463 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2009. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

On July 21, 2008 Denali Concrete Management, Inc. (“Denali”) signed a Letter of Intent (“LOI”) with ZZPartners, Inc. (“ZZP”), a Nevada corporation. On September 15, 2008, the parties entered into Amendment No. 1 to the Letter of Intent (the “Amendment”), pursuant to which they agreed to extend the closing date from August 31, 2008 to October 15, 2008, in consideration of which ZZP agreed to place an additional $25,000 in escrow to be paid to Denali at closing. The escrowed amounts are subject to forfeiture by ZZP if closing does not occur due to ZZP’s inability to close under certain circumstances. As of June 30, 2009, ZZP had not deposited the additional $25,000 into escrow and have ceased all negotiations. As of September 30, 2009, the transaction has not been completed and the original $25,000 deposit by ZZP was forfeited to the Company.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2009.

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

Date: November 11, 2009

By: /s/ Mathew G. Rule

Mathew G. Rule, President and Chief Financial Officer