Form 10-K
period 2009-12-31
DENALI CONCRETE MANAGEMENT INC
filed 2010-03-16
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-52545

DENALI CONCRETE MANAGEMENT, INC.

(Name of small business issuer in its charter)

Nevada	88-0445167
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

123 West Nye Lane, Ste 129

Carson City, NV 89706

(Address of principal executive offices)

Issuer’s telephone number: 831-770-0217

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      . Yes  X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      . Yes  X . No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  X . Yes      . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “DCMG.” The aggregate market value of the issuer’s common stock held by non-affiliates at February 9, 2010 is deemed to be $5,561,209.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 9, 2010
Common Stock, $.001 par value	11,370,430

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CTVN". There was not an active market and no trading volume during fiscal in 2008 and 2009.

	CLOSING BID		CLOSING ASK
2009	HIGH	LOW	HIGH	LOW

January 2 Thru March 31	1.65	1.65	2.50	2.50

April 1 Thru June 30	1.65	.51	2.50	2.50

July 1 Thru September 30.51		.51	2.50	2.50

October 1 Thru December 31.51		.51	2.50	2.50

	CLOSING BID		CLOSING ASK
2008	HIGH	LOW	HIGH	LOW

March 5 (first available) Thru March 31	NONE	NONE	NONE	NONE

April 1, Thru June 30	1.01	.25	NONE	NONE

July 1 Thru September 30	2.00	1.01	2.50	1.50

October 1 Thru December 31	1.65	1.65	2.50	2.50

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Holders

As of February 9, 2010, there were approximately 33 shareholders of record holding 11,370,430 shares of common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2010 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2009, reflects total assets of $-0-. As of December 31, 2009, our liabilities were $85,211 which included $12,241 in accounts payable, $52,241 in notes payable, $939 in accrued legal fees, and $19,790 in accrued interest. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2009 and 2008

We have no available cash on hand, no assets, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2009 and 2008. Expenses during the year ended December 31, 2009 were $15,960 with interest expense of $5,395 for a net loss of $21,355 compared to expenses of $21,857 and interest expense of $5,779 for a net loss of $27,636 for the year ended December 31, 2008. In 2009 we received a gain on retention of deposit in the amount of $25,000 with no corresponding gain for the year ended December 31, 2008. Expenses for both years consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net income of $3645 for the year ended December 31, 2009 compared to a net loss of $27,636 for the year ended December 31, 2008.

The Company entered into an agreement whereby it would be purchased by a private company. As a good faith gesture towards this agreement, the Company received $25,000 in deposits. During the year ended December 31, 2009, the Company was notified by the private company that the transaction would not be consummated and the Company retained the $25,000 deposit which was reported as other income for the year ended December 31, 2009.

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

During the period from January 1, 2009 through December 31, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2009, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2009 has been disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Mathew Rule	55	Sole Officer and Director	December 30, 2005

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Mathew G. Rule, 54, Sole Officer and Director. Since 1990, Mr. Rule has been with the Bay Area Cellular Telephone Co. and is presently a Lead Technician. He is the recipient of the McCaw Circle of Excellence and the BACTC Service Excellence awards. He is a Summa Cum Laude graduate of Ithaca College, December 1976 and holds a commercial class FCC license and is a pilot.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2009, 2008 and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Mathew G. Rule	2009 2008 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 9, 2010, the number and percentage of the 11,370,430 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Mathew Rule	8,000,000	70.36%
	251 Jeanell Dr., Suite 3
	Carson City, NV 89703

Total Officers and Directors		8,000,000	70.36%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Mathew Rule to conduct our activities at no charge.

Certain Business Relationships

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company. These notes were due and payable on December 31, 2009 and carry an interest rate of 12%. The parties have agreed to extend the notes to December 31, 2010. The total outstanding as of December 31, 2009 and 2008 was $52,241 and $36,653 respectively. The accrued interest on these notes as of December 31, 2009 and 2008 was $19,790 and $14,395 respectively. The Company paid $25,000 towards its note principal from proceeds received from a deposit. For the year ended December 31, 2009, related parties advanced the Company $15,588 for working capital purposes.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Denali Concrete Management, Inc. annual financial statement and review of financial statements included in Denali’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,500 for fiscal year ended 2009 and $10,000 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Denali Concrete Management, Inc. financial statements that are not reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2009 and $575 for fiscal year ended 2008.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

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

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amended Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

Date: March 16, 2010

/s/ Mathew G. Rule

Mathew G. Rule

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010

/s/ Mathew G. Rule

Mathew G. Rule

Director

Board of Directors

Denali Concrete Management, Inc.

San Diego, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Denali Concrete Management, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Denali Concrete Management, Inc. as of December 31, 2009 and 2008, the results of operations, stockholders’ equity and its cash flows for the years ended December 31, 2009 and 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ R.R. Hawkins & Associates International, a PSC

January 13, 2010

Los Angeles, CA

DENALI CONCRETE MANAGEMENT, INC

BALANCE SHEET

December 31, 2009 and 2008

ASSETS
	2009	2008
Current assets
Cash	$0	$0
Accounts receivable-trade	0	0
Other current assets	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$12,241	$11,738
Notes payable	52,241	36,653
Deposits		25,000
Accrued legal fees payable	939	1,070
Accrued interest	19,790	14,395
Total current liabilities	85,211	88,856

Total liabilities	85,211	88,856

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(224,116)	(227,761)
Total shareholder's equity	(85,211)	(88,856)

Total liabilities and shareholder's equity	$0	$0

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC

 STATEMENT OF OPERATION

FOR THE TWELVE MONTHS ENDING DECEMBER 31, 2009 AND 2008

	2009	2008
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	1,896	8,244
Legal and accounting	14,064	13,613
Total expenses	15,960	21,857
Net income (loss) from operations	(15,960)	(21,857)
Other income and (expense)
Interest expense	(5,395)	(5,779)
Net income (loss)	(21,355)	(27,636)

Other income / loss
Gain on retention of LOI deposit	25,000	0
Other income / loss	25,000	0

Net income (loss)	3,645	(27,636)

Net loss per common share	$0	$(0)

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2009 and 2008

			Paid In	Earnings
Date	Shares	Amount	Capital	(Loss)	Total

2008
January 1, 2008	11,370,430	$11,370	$127,535	$(200,125)	$(61,220)
Net loss	-	-	-	(27,636)	(27,636)
December 31, 2008	11,370,430	$11,370	$127,535	$(227,761)	$(88,856)

2009
January 1, 2009	11,370,430	$11,370	$127,535	$(227,761)	$(88,856)
Net income	-	-	-	3,645	3,645
December 31, 2009	11,370,430	$11,370	$127,535	$(224,116)	$(85,211)

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC

STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$3,645	$(27,636)
Adjustments to reconcile net income
to net cash provided by operating activities
Increase (decrease) in deposit liability	(25,000)	25,000
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in deposit	0	890
Increase (Decrease) in accounts payable	503	10,744
Increase in legal fees payable	(131)	1,070
Increase in accrued interest payable	5,395	5,779
Rounding	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(15,588)	15,847

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock	0	0
Short term borrowings related parties	15,588	(15,847)
NET CASH REALIZED FROM FINANCING ACTIVITIES	15,588	(15,847)

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the financial statements

Denali Concrete Management, Inc.

Footnotes to Financial Statements

December 31, 2009 and 2008

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business – The Company was incorporated under the laws of the State of Nevada. The Company for the past year has had no activity. Denali Concrete Management, Inc. (the “Company) is a shell entity that is in the market for a merger with an appropriate company. For the year ending December 31, 2005, the company was in the business of laying concrete for highway projects.

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

Income Tax The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Income (Loss) Per Share The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments Accounting Standard Codification ASC 825 "Financial Instruments" codified Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Stock-based compensation ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Issuance of shares for service The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Pronouncements ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in

ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

Recently Issued Standard In August 2009, the FASB issued ASC Update No.2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No.2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No.2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No.2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No.2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No.2009-12 will have a material effect on its financial position or results of operations.

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167" ). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166" ). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140" ) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has net accumulated losses since inception, a negative working capital deficiency of $85,211 and a stockholders’ deficiency of $85,211. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s related parties to continue to fund the operations, until such time as the Company can find a company in which to merge with. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 4

COMMON STOCK

There were no stock transactions for the years ending December 31, 2009 and 2008.

NOTE 5

RELATED PARTY TRANSACTIONS

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company. These notes were due December 31, 2009, and the parties have agreed to extend them to December 31, 2010. They carry an interest rate of 12%. The total outstanding as of December 31, 2009 and 2008 was $52,241 and $36,653 respectively. The accrued interest on these notes as of December 31, 2009 and 2008 was $19,790 and $14,395 respectively. The Company paid $25,000 towards its note principal from proceeds received from a deposit (see Note 6) during the year ended December 31, 2008. For the year ending December 31, 2009 the related parties advanced the Company for working capital purposes, $15,588.

NOTE 6

DEPOSITS

The Company entered into an agreement whereby it would be purchased by a private company. As good faith towards this agreement, the Company received $25,000 in deposits. During the year ended December 31, 2009 the Company was notified by the other company that the deal was not going to be consummated and the Company retained the deposit and reported it as other income for the year ending December 31, 2009.