Form 10-Q
period 2010-03-31
DENALI CONCRETE MANAGEMENT INC
filed 2010-05-07
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52545

DENALI CONCRETE MANAGEMENT, INC.

 (Exact name of registrant as specified in its charter)

Nevada	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Ste 129 Carson City, NV 89706	89706
(Address of principal executive offices)	(Zip Code)

831-770-0217

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010:  11,370,430

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

DENALI CONCRETE MANAGEMENT, INC

CONDENSED BALANCE SHEET

March 31, 2010 and December 31, 2009

ASSETS	March 31, 2010	December 31, 2009
	unaudited	audited
Current assets
Cash	$0	$0
Accounts receivable-trade		0
Other current assets	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$9,434	$12,241
Notes payable	57,521	52,241
Deposits
Accrued legal fees payable	1,219	939
Accrued interest	21,417	19,790
Total current liabilities	89,591	85,211

Total liabilities	89,591	85,211

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(228,496)	(224,116)
Total shareholder's equity	(89,591)	(85,211)

Total liabilities and shareholder's equity	$0	$0

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC

CONDENSED STATEMENT OF OPERATION

FOR THE THREE MONTHS ENDING MARCH 31, 2010 AND 2009

	2010	2009
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	193	1,441
Legal and accounting	2,560	3,315
Total expenses	2,753	4,756
Net income (loss) from operations	(2,753)	(4,756)
Other income and (expense)
Interest expense	(1,627)	(1,179)
Net income (loss)	(4,380)	(5,935)

Other income / loss
Gain on retention of LOI deposit	0	25,000
Other income / loss	0	25,000

Net income (loss)	(4,380)	19,065

Net loss per common share	$(0.01)	$$0.01

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,380)	$19,065
Adjustments to reconcile net income
to net cash provided by operating activities
Increase in deposit liability
Increase (Decrease) in accounting fees payable		(2,500)
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in deposits		(25,000)
Increase (Decrease) in accounts payable	(2,807)	198
Increase in legal fees payable	280	170
Increase in accrued interest payable	1,627	1,179
Rounding	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(5,280)	(6,888)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock	0
Short term borrowings related parties	5,280	6,888
NET CASH REALIZED FROM FINANCING ACTIVITIES	5,280	6,888

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the financial statements

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

March 31, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

Description of business

The Company was incorporated under the laws of the State of Nevada on December 10, 1999. The Company for the past several years has had no activity.  Denali, Inc (the “Company) is a shell entity that is in the market for a merger with an appropriate company.

Net loss per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

2.

New accounting pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in

ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2010 and 2009.

The Company borrowed $5,280 and $6,888 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2010 and 2009 respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $4,380, a negative working capital deficiency of $89,591 and a stockholders’ deficiency of $89,591.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

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

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We have no available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended March 31, 2010 and 2009.  Expenses during the period ended March 31, 2010 were $2,753 with interest expense of $1,627 compared to expenses of $4,756 with interest expense of $1,179 for the period ended March 31, 2009.  Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements. Other income in 2009 resulted from retaining a forfeited $25,000 deposit regarding a Letter of Intent which expired.

As a result of the foregoing factors, we realized a net loss of $4,380 for the period ended March 31, 2010, compared to a net gain of $19,065 for the period ended March 31, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2010, reflects total assets of $-0-. As of March 31, 2010, our liabilities were $89,591 which included $9,434 in accounts payable, $57,521 in notes payable, $1,219 in accrued legal fees, and $21,417 in accrued interest.  Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2010 or 2009.

The Company borrowed $5,280 and $6,888 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2010 and 2009 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2010.

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

Date: May 7, 2010

By: /s/ Mathew G. Rule

Mathew G. Rule, President and Chief Financial Officer