Form 10-Q
period 2010-06-30
DENALI CONCRETE MANAGEMENT INC
filed 2010-07-28
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

805-235-0139

(Registrant’s telephone number, including area code)

__________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2010:  11,370,430

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

DENALI CONCRETE MANAGEMENT, INC

CONDENSED BALANCE SHEET

June 30, 2010 and December 31, 2009

ASSETS	June 30, 2010	December 31, 2009
	Unaudited	Audited
Current assets
Cash	$0	$0
Accounts receivable-trade	0	0
Other current assets	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$9,365	$12,241
Notes payable	59,218	52,241
Deposits	0	0
Accrued legal fees payable	1,909	939
Accrued interest	23,154	19,790
Total current liabilities	93,646	85,211

Total liabilities	93,646	85,211

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(232,551)	(224,116)
Total shareholder's equity	(93,646)	(85,211)

Total liabilities and shareholder's equity	$0	$0

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC

CONDENSED STATEMENT OF OPERATION

FOR THE SIX MONTHS ENDING JUNE 30, 2010 AND 2009

	2010	2009
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	321	1,631
Legal and accounting	4,750	5,625
Total expenses	5,071	7,256
Net income (loss) from operations	(5,071)	(7,256)
Other income and (expense)
Interest expense	(3,364)	(2,485)
Net income (loss)	(8,435)	(9,741)

Other income / loss
Gain on retention of LOI deposit	0	25,000
Other income / loss	0	25,000

Net income (loss)	(8,435)	15,259

Net loss per common share	$(0.01)	$$0.01

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the financial statements

DENALI CONCRETE MANAGEMENT, INC

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,435)	$15,259
Adjustments to reconcile net income
to net cash provided by operating activities
Increase in deposit liability
Increase (Decrease) in accounting fees payable	0	(2,500)
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in deposits	0	(25,000)
Increase (Decrease) in accounts payable	(2,875)	198
Increase in legal fees payable	970	2,480
Increase in accrued interest payable	3,364	2,485
Rounding	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(6,976)	(7,078)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock	0	0
Short term borrowings related parties	6,976	7,078
NET CASH REALIZED FROM FINANCING ACTIVITIES	6,976	7,078

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the financial statements

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

June 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2010, the results of operations for the six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

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

On September 1, 2009 we adopted authoritative guidance on fair value disclosures in accordance with ASC825, “Financial Instruments.” ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

Adoption of ASC 825 had no material impact on our financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167"). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166"). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended June 30, 2010 and 2009.

The Company borrowed $6,976 and $7,078 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2010 and 2009 respectively.

4.

Three Month Data – Second Quarter 2009 and 2008

	2010	2009
Revenue	$0	$0
Expenses	(2,318)	(2,500)
Operating Loss	(2,318)	(2,500)
Other Revenue and Expense	(1,737)	(1,306)
Three Month Loss	$(4,055)	$(3,806)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $8,435, a negative working capital deficiency of $93,646 and a stockholders’ deficiency of $93,646. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We have no available cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended June 30, 2010 and 2009. Expenses during the period ended June 30, 2010 were $5,071 with interest expense of $3,364 compared to expenses of $7,256 with interest expense of $2,485 for the period ended June 30, 2009. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements. Other income in 2009 resulted from retaining a forfeited $25,000 deposit regarding a Letter of Intent which expired.

As a result of the foregoing factors, we realized a net loss of $8,435 for the period ended June 30, 2010, compared to a net gain of $15,259 for the period ended June 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2010, reflects total assets of $-0-. As of June 30, 2010, our liabilities were $93,646 which included $9,365 in accounts payable, $59,219 in notes payable, $1,909 in accrued legal fees, and $23,154 in accrued interest. Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2010 or 2009.

The Company borrowed $6,976 and $7,078 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2010 and 2009 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2010.

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

Date: July 28, 2010

By: /s/ Mathew G. Rule

Mathew G. Rule, President and Chief Financial Officer