Form 10-Q
period 2010-09-30
DENALI CONCRETE MANAGEMENT INC
filed 2010-11-04
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2010:  11,370,430

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

DENALI CONCRETE MANAGEMENT, INC

CONDENSED BALANCE SHEET

September 30, 2010 and December 31, 2009

ASSETS	September 30, 2010	December 31, 2009
	unaudited	audited
Current assets
Cash	$0	$0
Accounts receivable-trade	0	0
Other current assets	0	0
Total current assets	0	0

Total assets	0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$9,238	$12,241
Notes payable	60,975	52,241
Deposits
Accrued legal fees payable	2,449	939
Accrued interest	24,960	19,790
Total current liabilities	97,622	85,211

Total liabilities	97,622	85,211

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $1 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(236,527)	(224,116)
Total shareholder's equity	(97,622)	(85,211)

Total liabilities and shareholder's equity	$0	$0

The accompanying notes are an integral part of the financial statements

DENALI MANAGEMENT COMPANY, INC

CONDENSED STATEMENT OF OPERATION

THE NINE MONTHS ENDING SEPTEMBER 30, 2010 AND 2009

	2010	2009
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	451	1,769
Legal and accounting	6,790	7,575
Total expenses	7,241	9,344.00
Net income (loss) from operations	(7,241)	(9,344)
Other income and (expense)
Interest expense	(5,170)	(3,892)
Net income (loss)	(12,411)	(13,236)

Other income / loss
Gain on retention of LOI deposit	0	25,000
Other income / loss	0	25,000

Net income (loss)	$(12,411)	$11,764

Net loss per common share	(0.01)	0.01

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the financial statements.

DENALI CONCRETE MANAGEMENT, INC

CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,411)	$11,764
Adjustments to reconcile net income
to net cash provided by operating activities
Increase in deposit liability
Increase (Decrease) in accounting fees payable		(2,500)
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in deposits		(25,000)
Increase (Decrease) in accounts payable	(3,003)
Increase in legal fees payable	1,510	(620)
Increase in accrued interest payable	5,170	3,892
Rounding	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(8,734)	(12,464)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock	0
Short term borrowings related parties	8,734	12,464
NET CASH REALIZED FROM FINANCING ACTIVITIES	8,734	12,464

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the financial statements.

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2010, the results of operations for the nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASU 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules", issued August 2010. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management does not expect this update to have a material effect on the Company's financial statements.

ASU  2010-09, "Subsequent   Events:   Amendments  to  Certain   Recognition   and   Disclosure Requirements”, issued February 2010.  This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company’s financial statements.

ASU 2010-08, "Technical Corrections to Various Topics", issued February 2010. This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is  effective  for interim and annual  financial  periods  ending  after February  2010,  and has been applied with no material  impact on the  Company's financial statements.

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

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

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2010 and 2009.

The Company borrowed $8,734 and $12,464 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2010 and 2009 respectively.

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

4.

Three Month Data – Third Quarter 2010 and 2009

	2010	2009
Revenue	$0	$0
Expenses	(2,170)	(2,088)
Operating Loss	(2,170)	(2,088)
Other Revenue and Expense	(1,805)	(1,407)
Three Month Loss	$(3,975)	$(3,495)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a negative working capital deficiency of $97,622 and a stockholders’ deficiency of $97,622. These factors raise substantial doubt about its ability to continue as a going concern. The ability for the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

As of March 31, 2009, ZZP had not deposited the additional $25,000 into escrow and had ceased all negotiations. As of March 31, 2009, the transaction had not been completed and the original $25,000 deposit by ZZP was forfeited to the Company.

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

Results of Operations – Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We have no available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended September 30, 2010 and 2009.  Expenses during the period ended September 30, 2010 were $7,241 with interest expense of $5,170 compared to expenses of $9,344 with interest expense of $3,892 for the period ended September 30, 2009.  Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements. Other income in 2009 resulted from retaining a forfeited $25,000 deposit regarding a Letter of Intent which expired.

As a result of the foregoing factors, we realized a net loss of $12,411 for the period ended September 30, 2010, compared to a net gain of $11,764 for the period ended September 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2010, reflects total assets of $-0-. As of September 30, 2010, our liabilities were $97,622 which included $9,238 in accounts payable, $60,975 in notes payable, $2,449 in accrued legal fees, and $24,960 in accrued interest.  Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2010 or 2009.

The Company borrowed $8,734 and $12,464 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2010 and 2009 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2010.

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

Date: November 3, 2010

By: /s/ Mathew G. Rule

Mathew G. Rule, President and Chief Financial Officer