Form 10-Q
period 2011-03-31
DENALI CONCRETE MANAGEMENT INC
filed 2011-05-06
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2011:  11,370,430

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Denali Concrete Management, Inc.

Condensed Balance Sheet

March 31, 2011 and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010
	unaudited	audited
Current assets
Cash	$0	$0
Accounts receivable-trade		0
Other current assets	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$11,518	$12,238
Notes payable	71,059	64,680
Accrued legal fees payable	1,480	3,379
Accrued interest	28,234	26,891
Total current liabilities	112,291	107,188

Total liabilities	112,291	107,188

Stockholder's equity
Preferred stock 1,000,000 shares authorized,
0 outstanding
Common stock 50,000,000 shares authorized,
par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(251,196)	(246,093)
Total shareholder's equity	(112,291)	(107,188)

Total liabilities and shareholder's equity	$0	$0

The accompanying notes are an integral part of these financial statements.

Denali Concrete Management, Inc.

Condensed Statement of Operation

For the three months ending March 31, 2011 and 2010

	2011	2010
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	205	193
Legal and accounting	3,555	2,560
Total expenses	3,760	2,753
Net income (loss) from operations	(3,760)	(2,753)
Other income and (expense)
Interest expense	(1,343)	(1,627)

Net income (loss)	(5,103)	(4,380)

Net loss per common share	$(0.01)	$$0.01

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of these financial statements.

Denali Concrete Management, Inc.

Condensed Statement of Cash Flows - Indirect method

For the three months ended March 31, 2010 and 2009

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,103)	$(4,380)
Adjustments to reconcile net income
to net cash provided by operating activities
Increase in deposit liability
Increase (Decrease) in accounting fees payable		0
(Increase) Decrease in accounts receivable	0	0
(Increase) Decrease in deposits		0
Increase (Decrease) in accounts payable	(720)	(2,807)
Increase in legal fees payable	(1,899)	280
Increase in accrued interest payable	1,343	1,627
Rounding	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(6,379)	(5,280)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock	0
Short term borrowings related parties	6,379	5,280
NET CASH REALIZED FROM FINANCING ACTIVITIES	6,379	5,280

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of these financial statements.

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

1. Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

March 31, 2011 and 2010

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

Denali Concrete Management, Inc.

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

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

The Company borrowed $6,379 and $5,280 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2011 and 2010 respectively.

4. Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $5,103, a negative working capital deficiency of $112,291 and a stockholders’ deficiency of $251,196.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We have no available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended March 31, 2011 and 2010.  Expenses during the period ended March 31, 2011 were $3,760 with interest expense of $1,343 compared to expenses of $2,753 with interest expense of $1,627 for the period ended March 30, 2010.  Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $5,103 for the period ended March 31, 2011, compared to a net loss of $4,380 for the period ended March 31, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2011, reflects total assets of $-0-. As of March 31, 2011, our liabilities were $112,291 which included $11,518 in accounts payable, $71,059 in notes payable, $1,480 in accrued legal fees, and $28,234 in accrued interest.  Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2011 and 2010.

The Company borrowed $6,379 and $5,280 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2011 and 2010 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2011.

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

Date: May 5, 2011

By: /s/ Mathew G. Rule

Mathew G. Rule, President and Chief Financial Officer