Form 10-Q
period 2011-06-30
DENALI CONCRETE MANAGEMENT INC
filed 2011-08-19
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-52545

Denali Concrete Management, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129, Carson City, NV	89706
(Address of principal executive offices)	(Zip Code)

(805) 235-0139
(Registrant’s telephone number, including area code)

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

Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011: 11,370,430.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

DENALI CONCRETE MANAGEMENT, INC

CONDENSED BALANCE SHEET

JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011	December 31, 2010
	unaudited	audited
Current assets
Cash	$0	$0
Accounts receivable-trade		0
Other current assets	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$63	$12,238
Notes payable	85,685	64,680
Accrued legal fees payable	570	3,379
Accrued interest	29,714	26,891
Total current liabilities	116,032	107,188

Total liabilities	116,032	107,188

Stockholder's equity
Preferred stock 1,000,000 shares authorized, 0 outstanding
Common stock 50,000,000 shares authorized, par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(254,937)	(246,093)
Total shareholder's equity	(116,032)	(107,188)

Total liabilities and shareholder's equity	$0	$0

The accompanying notes are an integral part of the unaudited condensed financial statements.

DENALI CONCRETE MANAGEMENT, INC

UNAUDITED CONDENSED STATEMENT OF OPERATION

FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010

	2011	2010
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	396	321
Legal and accounting	5,625	4,750
Total expenses	6,021	5,071
Net income (loss) from operations	(6,021)	(5,071)
Other income and (expense)
Interest expense	(2,823)	(3,364)

Net income (loss)	(8,844)	(8,435)

Net loss per common share	$(0.01)	$$0.01

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the unaudited condensed financial statements

DENALI CONCRETE MANAGEMENT, INC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,844)	$(8,435)
Adjustments to reconcile net income to net cash provided by operating activities
Increase in deposit liability
Increase (Decrease) in accounting fees payable		0
(Increase) Decrease in accounts receivable		0
(Increase) Decrease in deposits		0
Increase (Decrease) in accounts payable	(12,175)	(2,875)
Increase in legal fees payable	(2,809)	970
Increase in accrued interest payable	2,823	3,364
Rounding	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(21,005)	(6,976)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock	0
Assumption of debt	9,238
Short term borrowings related parties	11,767	6,976
NET CASH REALIZED FROM FINANCING ACTIVITIES	21,005	6,976

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the unaudited condensed financial statements

DENALI CONCRETE MANAGEMENT, INC.

Footnotes to the Unaudited Condensed Financial Statements

June 30, 2011 and 2010

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali Concrete Management, Inc. (the “Company”), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2011, the results of operations for the six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

Description of business

The Company was incorporated under the laws of the State of Nevada on September 20, 1997. The Company for the past several years has had no activity.  The Company is a shell entity that is in the market for a merger with an appropriate company.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2011 and 2010.

The Company borrowed $11,767 and $6,976 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2011 and 2010 respectively.  In addition, the related parties assumed $9,238 of accounts payable liabilities. No interest was accrued on this assumption.

4.

Three Month Data – Second Quarter 2011 and 2010

	2011	2010
Revenue	$0	$0
Expenses	(2,260)	(2,318)
Operating Loss	(2,260)	(2,318)
Other Revenue and Expense	(1,480)	(1,737)
Three Month Loss	$(3,740)	$(4,055)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $8,844, a negative working capital deficiency of $116,032 and a retained deficit of $254,937.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.

Subsequent events

On June 5, 2011, the Company entered into an agreement with Can-Fite Biopharma Ltd., an Israeli corporation (“Can-Fite”), with respect to a possible Share Exchange Transaction with a closing date of June 30, 2011.  A report was filed on Form 8-K with the SEC.

On July 2, 2011, the Company entered into an amendment which extends the closing to on or before July 31, 2011. A $50,000 good faith no-shop deposit was made by a third party, to be held in trust by an escrow agent.  All other terms of the original agreement remain unchanged. On July 31, 2011, the deposit became non-refundable.

On August 4, 2011, the Company entered into a second amendment which extends the closing to on or before August 28, 2011.  In consideration of this extension, Can-Fite paid $15,000 to cover any additional accounting and filing costs incurred since July 31, 2011, and $15,000 held in escrow was returned to the third party.  All other terms of the original agreement remain unchanged.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

On June 5, 2011, we entered into an agreement with Can-Fite Biopharma Ltd., an Israeli corporation (“Can-Fite”), pursuant to which Can-Fite has agreed to grant us an exclusive worldwide license for its therapeutic drug for the field of ophthalmic diseases in return for which we have agreed to grant shares and warrants representing approximately 90% of the issued share capitalization of our company.  The license will be granted to an Israeli subsidiary of Can-Fite which will be transferred in whole to us at closing.  The license will be subject to a 2.5% royalty payable to Can-Fite as to be provided in a license agreement to be negotiated between us and Can-Fite prior to closing.  Also at closing management of our company would be changed to persons designated by Can-Fite.  Our agreement with Can-Fite contains representations and warranties and due diligence requirements of the parties customary to a transaction of this nature.

In connection with this transaction, and as a condition of closing, certain shareholders owning outstanding shares of our common stock will cancel 7,370,430 shares such that at closing we would have outstanding 4,000,000 shares. We would then issue 36,000,000 shares to Can–Fite for all of the outstanding shares of the subsidiary holding the license.  In addition, Can-Fite will have a warrant exercisable within five years of closing to convert its royalty into 2,105,264 shares of our common stock.

As a condition of closing, associates of Can-Fite have agreed to raise not less than $5,000,000 in a non-public offering to a limited number of investors, the proceeds of which will be released to us at closing.  We anticipate issuing approximately 4,210,526 shares of our common stock for these proceeds.  The proceeds of the offering will be allocated for the continued clinical development of the drug.

The securities offered in this transaction will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Concurrently with the closing we are required to enter into a service agreement with Can-Fite or its affiliate for the management of all activities relating to the pre-clinical and clinical studies to be performed for the development of the drug.

Closing is scheduled to occur not later than August 28, 2011.

Results of Operations –Three and Six Months Ended March 31, 2011 Compared to the Three and Six Months Ended March 31, 2010

As of June 30, 2011, we have no available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended March 31 or June 30, 2011 and 2010.  Expenses during the six-month period ended June 30, 2011 were $6,021 with interest expense of $2,823 compared to expenses of $5071 with interest expense of $3,364 for the six-month period ended June 30, 2010.  Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $8,844 for the six-month period ended June 30, 2011, compared to a net loss of $8,435 for the six-month period ended June 30, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2011, reflects total assets of $-0-.  As of June 30, 2011, our liabilities were $116,032 which included $63 in accounts payable, $85,685 in notes payable, $570 in accrued legal fees, and $29,714 in accrued interest.  Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2011 and 2010.

The Company borrowed $11,767 and $6,976 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2011 and 2010, respectively. We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.  Management anticipates that we will receive sufficient advances from our president to meet our needs through the next twelve months.  However, there can be no assurances to that effect.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our President, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Denali Concrete Management, Inc.

Date: August 18, 2011

By: /s/ Mathew G. Rule

Mathew G. Rule, President

(Principal Executive and Financial Officer)