Form 10-Q
period 2011-09-30
DENALI CONCRETE MANAGEMENT INC
filed 2011-11-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2011: 11,370,430.

Table of Contents

Page

PART I—FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

10

Item 4. Controls and Procedures

10

PART II – OTHER INFORMATION

10

Item 6.  Exhibits

10

SIGNATURES

11

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

DENALI CONCRETE MANAGEMENT, INC

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2011 and December 31, 2010

ASSETS	September 30, 2011	December 31, 2010
	unaudited	audited
Current assets
Cash	$0	$0
Accounts receivable-trade	0	0
Other current assets	0	0
Total current assets	0	0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$1,996	$12,238
Notes payable	56,465	64,680
Accrued legal fees payable	315	3,379
Accrued interest	31,256	26,891
Total current liabilities	90,032	107,188

Total liabilities	90,032	107,188

Stockholder's equity
Preferred stock 1,000,000 shares authorized, 0 outstanding	0	0
Common stock 50,000,000 shares authorized, par value $.001 11,370,430 shares outstanding	11,370	11,370
Paid in capital	127,535	127,535
Retained earnings	(228,937)	(246,093)
Total shareholder's equity	(90,032)	(107,188)

Total liabilities and shareholder's equity	$0	$0

The accompanying notes are an integral part of the unaudited condensed financial statements.

DENALI CONCRETE MANAGEMENT, INC

UNAUDITED CONDENSED STATEMENT OF OPERATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Revenue	$0	$0

Cost of revenue	0	0

Gross profit	0	0

Expenses
Other costs	2,502	451
Legal and accounting	25,977	6,790
Total expenses	28,479	7,241
Net income (loss) from operations	(28,479)	(7,241)
Other income and (expense)
Gain on retention of deposit	50,000	0
Interest expense	(4,365)	(5,170)

Net income (loss)	17,156	(12,411)

Net loss per common share	$0.01	$(0.01)

Weighted average of shares outstanding	11,370,430	11,370,430

The accompanying notes are an integral part of the unaudited condensed financial statements.

DENALI CONCRETE MANAGEMENT, INC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$17,156	$(12,411)
Adjustments to reconcile net income to net cash provided by operating activities
Increase in deposit liability	0	0
Increase (Decrease) in accounting fees payable	0	0
(Increase) Decrease in accounts receivable	0	0
Increase (Decrease) in notes payable	(29,220)	0
Increase (Decrease) in accounts payable	(10,242)	(3,003)
Increase (Decrease) in legal fees payable	(3,064)	1,510
Increase in accrued interest payable	4,365	5,170
Rounding	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(21,005)	(8,734)

INVESTING ACTIVITIES
Purchase of assets	0	0

FINANCING ACTIVITIES
Sale of stock	0	0
Assumption of debt	9,238	0
Short term borrowings related parties	11,767	8,734
NET CASH REALIZED FROM FINANCING ACTIVITIES	21,005	8,734

INCREASE IN CASH AND CASH EQUIVALENTS	0	0
CASH AND CASH EQUIVALENTS AT BEGINNING	0	0
CASH AND CASH EQUIVALENTS AT ENDING	$0	$0

The accompanying notes are an integral part of the unaudited condensed financial statements.

DENALI CONCRETE MANAGEMENT, INC.

Footnotes to the Unaudited Condensed Financial Statements

September 30, 2011 and 2010

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Denali, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2011, the results of operations for the nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

DENALI CONCRETE MANAGEMENT, INC.

Footnotes to the Unaudited Condensed Financial Statements

September 30, 2011 and 2010

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

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2011 and 2010.

DENALI CONCRETE MANAGEMENT, INC.

Footnotes to the Unaudited Condensed Financial Statements

September 30, 2011 and 2010

The Company borrowed $11,767 and $8,734 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2011 and 2010 respectively.  In addition, the related parties assumed $9,238 of accounts payable liabilities as of September 30, 2011.

During September, 2011, related parties were paid $29,220 towards reduction of Note payable.  As of September 30, 2011 and 2010, outstanding balances on Notes payable were $56,465 and $60,975, respectively.

4.

Three Month Data – Third Quarter 2011 and 2010

	2011	2010
Revenue	$0	$0
Expenses	(22,459)	(2,170)
Operating Loss	(22,459)	(2,170)
Other Revenue and Expense	(1,542)	(1,805)
Three month operating loss	(24,001)	3,975)
Gain on retention of deposit	50,000	0
Three Month Operating Loss	$25,999	$(3,975)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss from operations of $32,844, a negative working capital deficiency of $90,032 and a stockholders’ deficiency of $90,032.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.

Subsequent events

On June 5, 2011, the Company entered into an agreement with Can-Fite Biopharma Ltd., an Israeli corporation, with respect to a possible Share Exchange Transaction with a closing date of June 30, 2011.  On July 2, 2011, the Company entered into an amendment which extended the closing to on or before July 31, 2011. A $50,000 good faith deposit was made and held in trust by an escrow agent.  All other terms of the original agreement remained unchanged. On July 31, 2011, the deposit became non-refundable and the Company received the deposit funds.  On August 4, 2011, the Company entered into a second amendment which extended the closing to on or before August 28, 2011.  In consideration of this extension, an additional $15,000 was paid to cover any additional accounting and filing costs and $15,000 was returned to a private party.  All other terms of the original agreement remained unchanged.  As of the date of filing, no additional extensions to the agreement have been granted and as of the date of filing the Company has not concluded its agreement.

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

The Company encountered numerous problems and ceased its operations.  The Company has now focused its efforts on seeking a business opportunity.

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

On July 2, 2011, the Company entered into an amendment which extended the closing to on or before July 31, 2011.  A $50,000 good faith no-shop deposit was made by a third party, to be held in trust by an escrow agent.  All other terms of the original agreement remain unchanged.  On July 31, 2011, the deposit became non-refundable.  On August 4, 2011, the Company entered into a second amendment which extended the closing to on or before August 28, 2011.  In consideration of this extension, Can-Fite paid $15,000 to cover any additional accounting and filing costs incurred since July 31, 2011, and $15,000 held in escrow was returned to the third party.  No further extensions have been granted and the agreement with Can-Fite has expired.  Nevertheless, management has continued to negotiate a transaction with Can-Fite and anticipates that a transaction may be completed during fourth quarter 2011.

Results of Operations –Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

As of September 30, 2011, we have no available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended September 30 or September 30, 2011 and 2010.  Expenses during the nine-month period ended September 30, 2011 were $28,479 with interest expense of $4,365 compared to expenses of $7,241 with interest expense of $5,170 for the nine-month period ended September 30, 2010.  Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

We realized a net gain on the retention of a deposit of $50,000.  As a result of the foregoing factor, we realized net income of $17,156 for the nine-month period ended September 30, 2011, compared to a net loss of $12,411 for the nine-month period ended September 30, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2011, reflects total assets of $0.  As of September 30, 2011, our liabilities were $90,032 which included $1,996 in accounts payable, $56,465 in notes payable, $315 in accrued legal fees, and $31,256 in accrued interest.  Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting.  There were no monies paid during the nine months ended September 30, 2011 and 2010.

The Company borrowed $11,767 and $8,734 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2011 and 2010, respectively.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.  Management anticipates that we will receive sufficient advances from our president to meet our needs through the next twelve months.  However, there can be no assurances to that effect.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

SEC Ref. No.	Title of Document
2.1	Agreement, dated June 5, 2011, between Denali Concrete Management, Inc. and Can-Fite Biopharma Ltd.
2.2	Amendment to Agreement, dated effective June 30, 2011
2.3	Amendment to Agreement, dated effective July 31, 2011
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Denali Concrete Management, Inc.

Date: November 9, 2011

By: /s/ Mathew G. Rule

Mathew G. Rule, President

(Principal Executive and Financial Officer)

11