Form 10-K
period 2011-12-31
OphthaliX, Inc.
filed 2012-03-30
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-52545

OphthaliX Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Ste 129

Carson City, NV 89706

(Address of principal executive offices)

Issuer’s telephone number: +(972) 36133372

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  X . No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X . No      .       (2)  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $842,607 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At March 20, 2012, there were 46,985,517 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s proxy or information statement related to its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant’s fiscal year end of October 31, 2011 are incorporated by reference into Part III of this Report.

III

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to risks and uncertainties associated with changes in regulatory environment, timing and results of clinical trials, OphthaliX’s success in implementing its research, development, sales, marketing and manufacturing plans, protection and validity of patents and other intellectual property rights, the impact of currency exchange rates and the effect of competition by other companies, global economic and political conditions, changes in foreign currency exchange rates, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities)  as well as other risks.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to OphthaliX Inc., a Nevada corporation, and its Israeli subsidiary, Eyefite Ltd. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

PART I

ITEM 1.  BUSINESS.

Historical Background

The Company was originally incorporated in the State of Nevada on December 10, 1999, under the name Bridge Capital.com, Inc.  Bridge Capital.com, Inc. was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management, Inc. in March 2001.  Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry and operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.  In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity.

On November 21, 2011, the Company consummated its acquisition (the “Transaction”) of all the outstanding interests in Eyefite Ltd., a private company incorporated on June 27, 2011, under the laws of the State of Israel (“Eyefite”), pursuant to an acquisition agreement dated November 21, 2011 (the “Acquisition Agreement”) by and between the Company and Can-Fite Biopharma Ltd. (“Can-Fite”).  The Transaction was accounted for as a reverse acquisition wherein Can-Fite was treated as the acquirer for accounting purposes (refer to a detailed description below).  In connection with the completion of the Transaction on November 21, 2011, the following events occurred:

•

The Company entered into and completed a stock purchase agreement dated November 21, 2011 (the “Stock Purchase Agreement”) with Can-Fite, whereby Can-Fite purchased 36,000,000 shares of common stock of the Company in exchange for all of the issued and outstanding common stock of Eyefite.  As a result of the consummation of the actions contemplated by the Stock Purchase Agreement, Eyefite became the Company’s wholly-owned subsidiary and Can-Fite became the Company’s majority shareholder.

•

Eyefite and Can-Fite entered into a License Agreement dated November 21, 2011 (the “License Agreement”), pursuant to which Can-Fite granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic diseases (“CF101”).

•

Eyefite and Can-Fite entered into a Services Agreement dated November 21, 2011 (the “Services Agreement”).  In accordance with the Services Agreement, Can-Fite will manage, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101.  The Services Agreement shall remain in force for an unlimited period of time unless earlier terminated as follows: (i) following the first anniversary of the Services Agreement, by either party upon six months’ prior written notice to the other party; or (ii) at any time for cause by either Eyefite (which includes breach of trust by Can-Fite, Can-Fite’s material breach of the Services Agreement or customary bankruptcy/insolvency events on the part of Can-Fite) or Can-Fite (which includes Eyefite’s material breach of the Services Agreement or the License Agreement, or customary bankruptcy/insolvency events on the part of Eyefite). As consideration for Can-Fite’s services pursuant to the Services Agreement, Eyefite shall pay to Can-Fite a services fee (consisting of all expenses and costs incurred by Can-Fite plus 15%) and an additional fee payment equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, Eyefite) for rights to CF101 from third-party sublicenses including upfront payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity) (the “Additional Fee”).  The Company must make such Additional Fee payment to Can-Fite within 30 days of receipt by the Company.

•

The Company issued a warrant agreement (the “Warrant”) to Can-Fite by which Can-Fite has the right, at any time from November 21, 2011, until the earlier of (a) the 5th-year anniversary thereof and (b) the closing of the acquisition of the Company by another entity, resulting in the exchange of the outstanding shares of the Company’s capital stock such that the stockholders of the Company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Fee (mentioned above) into 2,160,102 shares of common stock of the Company (subject to adjustment in certain circumstances).  The per share purchase price for the shares will be as follows: (i) in the event that within 12 months of November 21, 2011, the Company or any of its affiliates completes any transaction which has a “bio-dollar” value of more than $100 million, then the per share price for such shares shall be the par value of the shares of common stock, and (ii) at any other time, the per share price for such shares shall be $1.144.  The Warrant may be exercised on either a cash or a cashless basis, provided that if the Warrant is exercised on a cashless basis, the Warrant must be exercised in whole, not in part.

•

The Company completed a non-public offering of shares of its common stock for gross proceeds of $3.3 million through the sale of 2,910,456 shares to third party investors and sold 2,097,626 shares of its common stock to Can-Fite in exchange for 17,873,054 ordinary shares of Can-Fite, valued at $2.4 million (as determined by reference to the previous trading day’s closing price for Can-Fite shares on the Tel Aviv Stock Exchange) and 437,005 shares to Can-Fite gross proceeds of $500,000 (collectively, together with the shares issued to the Investors, the “Financing”).  In addition, it was agreed that once the share capital of the Company would be increased to 100,000,000, the Company shall issue to Can-Fite and each of the other investors, for each two (2) shares of the Company’s common stock purchased in the Financing, one (1) warrant valid for a period of 5 years from the closing of the Financing, to acquire one share of Denali for an exercise price of $1.72.  The Company further agreed to apply full-ratchet anti-dilution protective provisions for the benefit of Can-Fite and the other investors in the event that the Company enters into another financing during the 12 months following the closing of the Financing at a price which is lower than $1.144.

•

The Company repurchased 7,750,000 outstanding shares of its common stock from Mathew G. Rule, its sole officer and director at the time, for $7,750 (the “Recapitalization”).  In addition, the Company issued 1,920,000 common shares to certain investors for an aggregate of $97,000, which funds were used solely to retire the outstanding shares in the Recapitalization and to pay outstanding payables of the Company as of closing.  These payments included satisfaction of a promissory note in the principal amount of $56,465 and payables to the transfer agent, accountants and Denali legal counsel.

•

The board of directors of the Company (the “Board”) was expanded from one to three members, the sole prior director, Mathew G. Rule, resigned, and the following new directors were appointed: Pnina Fishman, Ilan Cohn and Guy Regev, each of whom was a director of Can-Fite.

Upon completion of the Transaction, after giving effect to the Financing, the Recapitalization, and the shares issued to raise funds to satisfy outstanding financial obligations existing prior to the closing of the Transaction, the Company had an aggregate of 46,985,516 issued and outstanding shares of common stock.  Of these shares Can-Fite owned approximately 82% of the Company and assumed control of the Company.  The securities issued in the Transaction were not and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

With the completion of the Transaction, the Company, through its wholly owned subsidiary became a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders.

On January 25, 2012, the Company changed its name to OphthaliX Inc.

On February 2, 2012, the number of directors was increased to four persons and Dr. Roger Kornberg was appointed as a director.

On February 6, 2012, Can-Fite, our principal shareholder owning 38,534,631 shares or approximately 82.01% of the issued and outstanding shares and voting rights by written consent approved our 2012 Stock Incentive Plan, approved a change of the state of incorporation of the Company from the State of Nevada to the State of Delaware by merging the Company into OphthaliX Inc., a newly formed Delaware company, and approved an amendment to the Company’s Articles of Incorporation to change the capitalization of the Company by increasing the number of authorized common shares, par value $.001 per share, from 50,000,000 to 100,000,000.  The effective date for the approval of the 2012 Stock Incentive Plan was March 20, 2011, and the effective date for the change of domicile to the State of Delaware and the change of capitalization will be April 2, 2012.

The Company’s principal executive offices are located at 123 West Nye Lane, Suite 129, Carson City, NV 89706.  The Company is planning to lease permanent office space during the near future.

Overview

The Company is an advanced clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders.  Our drug, CF101 (known generically as IB-MECA), is being developed to treat three ophthalmic indications: dry eye syndrome; glaucoma and uveitis.  We are currently: (i) conducting a Phase III trial with respect to the development of CF101 for dry eye syndrome, under an Investigational New Drug, or IND, application with the United States Food and Drug Administration, or FDA; (ii) conducting a Phase II trial with respect to the development of CF101 for the treatment of glaucoma; and (iii) preparing for Phase II study of the development of CF101 for uveitis.

CF101 is a highly-selective, orally bioavailable small molecule synthetic drug, which targets the A3 adenosine receptor (A3AR).  We believe that CF101 has a favorable safety profile and a potent anti-inflammatory activity, mediated via its capability to inhibit the production of inflammatory cytokines, such as TNF-α, MMPs, IL-1, and IL-6.  This is mediated by activation of the A3AR, which is highly expressed in inflammatory tissues in contrast to normal tissues where expression levels of the receptor are very low.  We believe that the anti-inflammatory and neuroprotective effects of CF101 make it an attractive candidate for use in the treatment of a variety of ophthalmic diseases.

CF101

The information discussed below is based on the various studies conducted with CF101, including clinical studies in patients with diseases other than ophthalmic ones.  All the studies were conducted by Can-Fite or by Can-Fite’s partners.

Pre-Clinical Studies

The toxicity of CF101 has been evaluated following 28-day, 90-day, 6-month and 9-month good laboratory practice repeated-dose toxicity studies in male and female mice (28-day, 90-day and 6-month), dogs (single-dose only), and monkeys (28-day, 90-day and 9-month).  No toxic side effects were identified, even though the dose of CF101 in these studies was escalated to an exposure that is many folds higher than in the human clinical studies.

Effects on cardiovascular parameters were evaluated in conscious instrumented monkeys and anesthetized dogs.  These studies demonstrated no significant cardiovascular risk.

Genotoxicity studies were conducted in bacterial and mammalian mutation assays in vitro and in an in vivo mouse micronucleus assay; these studies were all negative.

Reproductive toxicology studies have been completed in mice and rabbits.  In mouse teratology studies, craniofacial and skeletal abnormalities were observed at doses >10 mg/kg; however, no such effects were observed at 3 mg/kg. Teratogenicity was not observed in rabbits given doses (>13 mg/kg) that induced severe maternal toxicity.

Studies of P450 enzymes showed that CF101 caused no P450 enzyme inhibition or induction.  Studies carried out with radiolabeled (C14) CF101 in rats showed that the drug is excreted essentially unchanged.  These studies also showed that the drug is widely distributed in all body parts except the central nervous system.

Clinical Studies

Phase I Clinical Studies:  CF101 has been studied comprehensively in normal volunteer trials to assess safety, pharmacokinetic metabolism and food interaction.  Two Phase I studies in 40 healthy volunteers, single dose and repeated dose, demonstrated that CF101 is rapidly absorbed (reaching a maximal concentration within 1-2 hours) with a half life of 8-9 hours.  Some mild adverse events (principally increased heart rate) were observed at doses higher than those used in human clinical studies (single doses of 10 mg and twice-daily doses of 5 mg).  Such increase in heart rate was not accompanied by any change in QT intervals.  The drug showed linear kinetics and low inter-subject variability.  Based on the findings from Phase I clinical studies, 4 mg twice daily was selected as the upper limit for initial Phase II clinical trials in psoriasis.  A fed-fast Phase I study demonstrated that food causes some attenuation in CF101 absorption; accordingly CF101 is given to patients on an empty stomach.  An additional Phase I study of the absorption, metabolism, excretion and mass balance of 4 mg of (C14) CF101 was conducted in six healthy male subjects and demonstrated that CF101 was generally well tolerated in this group.

Based on the findings from Phase I clinical studies, 4 mg twice-daily was selected as the upper limit for the Phase II clinical trials.

Phase II Clinical Studies:  CF101 has completed five Phase II studies in 730 patients (527 patients treated with CF101 and 203 patients treated with placebo) for an aggregate exposure of about 150 patient years, and has demonstrated a favorable safety profile at doses up to 4 mg twice daily for up to 12 weeks.  In these Phase II studies, no dose-response relationship was evident between CF101 and adverse events.  Moreover, no clinically significant changes in vital signs, electrocardiograms, blood chemistry or hematology were observed.  CF101 given as a standalone therapy reached the primary endpoint in Phase II clinical study in dry eye syndrome.  In addition to the ophthalmic indications, positive data were observed utilizing CF101 as a standalone drug in two Phase II clinical studies in psoriasis and rheumatoid arthritis.  However, two Phase IIb studies in rheumatoid arthritis utilizing CF101 in combination with methotrexate failed to reach the primary endpoints.

Phase III Clinical Study:  OphthaliX has commenced patient enrollment for a phase 3 clinical study of the safety and efficacy of CF101, daily administered orally, in patients with moderate-to-severe Dry Eye Syndrome. This multi-center clinical trial is conducted in the United States, Europe and Israel. The randomized, double-masked clinical trial will include 231 patients who will be randomized to receive 2 doses of CF101 and Placebo, for a period of 24 weeks.  The primary efficacy endpoint will be complete clearing of corneal staining.

Overall Ophthalmic Market

We estimate that the worldwide therapeutic ophthalmic market is a $11 billion market.  We believe that dry eye syndrome (“DES”) is the most prevalent ophthalmic condition and that the glaucoma market generates the highest global sales.  We estimate that, in 2010, the DES market was $1.85 billion (based upon the global combined sales of Restasis® and leading artificial tear products) and that the glaucoma market was $3 billion.

Dry Eye Syndrome and its Market

We believe that DES is the most common problem of patients who seek eye care.  DES is characterized by eye irritation symptoms, blurred and fluctuating vision, tear film instability, increased tear osmolarity and ocular surface epithelial disease.  People with DES experience constant ocular discomfort and a decrease in visual function; in severe cases, DES may result in deterioration of vision.  We estimate that, as of 2010, 49.3 million people in the seven major markets (the United States, Japan, France, Germany, Italy, Spain and the United Kingdom) suffer from DES.  We expect that the number of people who suffer from DES will increase as the population in each of these countries ages.

A Phase II clinical trial for CF101 in the treatment of DES was completed and the study results were published in “Ophthalmology,” which is one of the leading journals in the field.  The Phase II CSR (Complete Study Report), demonstrated positive results in patients with moderate to severe DES and also served as the basis for an IND application with the FDA for a Phase III trial in the same patient population.  The FDA approved the IND in September 2010 and we will conduct our Phase III trial in the United States, Europe and Israel.

The primary endpoints of the Phase II trial were based on an improvement of more than 25% over baseline at week 12 in one of the following parameters: (1) tear break-up time, or BUT; (2) superficial punctate keratitis assessed by fluorescein staining results; and (3) Schirmer tear test 1 results.  Clinical laboratory safety tests included ophthalmic examinations, intraocular pressure, or IOP, measurements, electrocardiographic evaluations, vital sign measurements, and monitoring of adverse events.  The trial was a multicenter, randomized, double-masked, placebo-controlled, parallel-group study. 68 patients completed the study (35 patients in the placebo group and 33 patients in the CF101 group).  Patients were treated orally with either 1 mg CF101 pills or matching vehicle-filled placebo pills, given twice daily for 12 weeks, followed by a two-week post-treatment observation.  The results of the Phase II trial demonstrated the ability of CF101 to improve signs of ocular surface inflammation of the patients studied.  A statistically significant increase in the proportion of patients who achieved more than 25% improvement in the corneal staining and in the clearance of corneal staining was noted between the CF101-treated group and the placebo group.  Treatment with CF101 resulted in a statistically significant improvement in the mean change from baseline at week 12 of the corneal staining, BUT, and tear meniscus height in the CF101-treated group.  CF101 was well tolerated and exhibited an excellent safety profile with no serious adverse events.  Moreover, a statistically significant decrease from baseline was observed in the IOP of the CF101-treated group in comparison with the baseline values.  Additionally, there was a statistically significant difference in the clearing of corneal staining between the CF101 and the placebo-treated groups.  Increases in the clearing of corneal staining is the primary endpoint of our Phase III clinical trials.

No serious adverse events were noted throughout the study.  Adverse events resulting in discontinuation of the study were observed in two patients: myalgias and recurrent corneal erosion.  The frequency of adverse events was comparable in both treated groups.  The most commonly reported adverse events included constipation, headache, palpitations, itching, abdominal pain, arthralgia, myalgia, fatigue and dry mouth.

Glaucoma and its Market

Glaucoma is a disease in which the optic nerve is damaged, leading to progressive, irreversible loss of vision.  Glaucoma is often associated with increased pressure of fluid in the eye and is usually diagnosed in advanced stages, making glaucoma the second leading cause of blindness worldwide.  The objective of treatment of glaucoma is to reduce IOP to avoid damage to the optic nerve and thereby preserve a person’s visual field.  We estimate that, as of 2010, 7 million people in the seven major markets suffer from glaucoma.  We expect that the number of people who suffer from glaucoma will increase as the population in each of the seven major markets ages.

Although the Phase II DES trial was not designed to assess the drug effect on IOP, the latter was tested as a safety parameter, showing that at week 12, the CF101-treated group had a 1.1-mmHg (6%) decrease from baseline, which was statistically significant (p=0.048) when compared with the baseline values.  This observation indicated that CF101 may also have potential as a treatment for glaucoma and lead to our current Phase II clinical trials in glaucoma.  The trial is randomized, double-masked, placebo-controlled, parallel-group study of the safety and efficacy of daily CF101 Administered Orally in Subjects with elevated IOP.  The objectives of this study are to: determine the effects of oral CF101 in lowering IOP when administered twice daily for 16 weeks in subjects with elevated IOP; and determine the safety of oral CF101 in this subject population.  Effects on IOP will be measured by Tonometry, using a Haag-Streit Goldmann applanation tonometer or comparable instrument.  This trial will be performed in two segments.  In Segment 1, subjects will be randomized to receive either CF101 1.0 mg, or matching placebo, given orally every 12 hours for 16 weeks.  Segment 1 will enroll approximately 44 subjects, randomized in a 3:1 ratio to CF101 1.0 mg or to placebo.  At the conclusion of Segment 1, a Data Review Committee, or DRC, will review safety and efficacy data and advise on progression of the trial to Segment 2.  Segment 2 will enroll up to approximately 88 subjects in up to 3 dose groups (CF101 1.0 mg, CF101 2.0 mg, or placebo every 12 hours) randomized in a 3:3:2 ratio.  At its discretion, the DRC may also recommend increasing enrollment in the CF101 1.0 mg group or other changes to the protocol design.

Uveitis and its Market

Uveitis is inflammation of the middle layer of the eye (the uvea, the layer of the eye between the sclera and the retina) caused by an immune reaction and is the third leading cause of blindness in developed countries.  Uveitis can be associated with auto-immune inflammatory diseases and with various eye infections.  The incidence of uveitis worldwide varies from 14 to 52.4 per 100,000 people, while the overall prevalence around the world is reported as 0.73%.  In the United States, studies have estimated the disease prevalence is between 0.01% and 0.03%.  Uveitis is estimated as the fifth or sixth leading cause of blindness in the United States.  We estimate that, in 2010, the Uveitis market was $0.32 billion.  We estimate that fewer than 200,000 people in the United States suffer from uveitis, and therefore we recently submitted an orphan drug application to the FDA.

Former pre-clinical pharmacology studies conducted in collaboration with a research group from the U.S. National Institute of Health, or NIH, demonstrated that CF101 is effective in suppressing ocular inflammation in experimental murine model of uveitis.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition.  Other companies of various sizes engage in activities similar to ours.  Many of our competitors have substantially greater financial and other resources available to them.  The competitive landscape in the ophthalmic therapeutics field include companies with marketed products and/or research and development pipeline, such as Alcon, Allergan, Pfizer, Novartis, Roche/Genentech, Merck (which acquired Inspire Pharmaceuticals), Santen, Bausch & Lomb., GSK, Sanofi-Aventis (which acquired Fovea), ISTA Pharmaceuticals and more.

CF101 for the Treatment of DES

The current products available to treat DES include Restasis®, Celluvisc, Hyalein, Vismed and Systane.  Restasis® is the only FDA approved prescription therapy indicated to treat DES and, as such, it dominates the U.S. market with respect to the treatment of DES.  Restasis® is not registered in Europe because of its severe side effects (eye irritation in particular).  There are several artificial tear products available to treat DES and such products are used either alone (in mild to moderate cases) or in combination with other treatments (in moderate to severe cases).  Eye drops are currently the most common method of treating DES and the most common practice is to have patients self-administer such drops several times daily.  Because of the self-administration of these eye drops, coupled with the fact that such administration is to occur several times each day, patients’ compliance with such a regimen poses a concern.

We believe that CF101, which is administered orally, represents a more attractive treatment option for patients suffering from DES because we believe that oral administration allows for increased patient compliance with self-administration, especially in light of the fact that many of the people who suffer from DES are aging and may have difficulty self-administering eye drops.  We also believe that there are needs with respect to the treatment of DES that are not being met by existing therapies, such as drugs that allow for less frequent administration than existing products, drugs that treat the underlying cause in addition to relieving the symptoms of DES and drugs that can act as anti-inflammatory agents.

CF101 for the Treatment of Glaucoma

The main drugs currently used to treat glaucoma include Xalatan®, Travatan® and Cosopt®.  Xalatan is recommended by the European Glaucoma Society and American Academy of Ophthalmologists as the first choice in the treatment of glaucoma.  Accordingly, Xalatan is the leading drug used to treat glaucoma, and had global sales of over $1.5 billion in 2008.  We anticipate that global sales of Xalatan will decrease in 2011 and after, upon the expiration of patents covering Xalatan.  Travatan was first launched in the U.S. in 2001 and then Europe and the rest of the world markets in 2002.  Travatan experienced sales of approximately $515 million in 2008 and was ranked third in the glaucoma market.  Travatan is administered once each day, which ophthalmologists cite as a significant advantage over other drugs used to treat glaucoma.  Cosopt is the oldest combination therapy in the glaucoma market.  Due to the expiration of patents covering Cosopt in 2008, some ophthalmologists have begun to look to other brands or generic drugs in the treatment of glaucoma.  We estimate that the Glaucoma market decreased to $3 billion. Based on its toxicological profile, we believe that CF101 has the potential to have fewer side effects than the existing drugs.  CF101 is also potentially distinguishable given the evidence that it acts as a neuroprotective agent that could prevent the death of retinal cells.  In addition, the existing therapies, excluding Travatan, require more frequent administration than does CF101.

CF101 for the Treatment of Uveitis

The current treatments for uveitis include corticosteroids, anti-metabolites, T cell inhibitors, alkylating agents and biological drugs, which often involve serious adverse side effects and lack of efficacy.  We believe that a need exists for drugs used in the treatment of uveitis that are less toxic.

Intellectual Property

Pursuant to the License Agreement, Eyefite is the exclusive licensee of patent and patent applications families covering both the composition and manufacture of CF101 and a portfolio of patent and patent applications families established by Can-Fite covering the methods of use for treatment of DES, glaucoma and uveitis, using CF101 and other A3AR agonists.  Eyefite also holds exclusive rights for the use in the ophthalmic field of the patents granted to the NIH in the United States and Europe covering A3AR agonists including composition of matter claims to CF101 and its analogs.  Eyefite is not aware of any issued or pending patents that may block its freedom to operate.

The License Agreement allows Eyefite to grant sublicenses to third parties, subject to the satisfaction of certain conditions.  Pursuant to the License Agreement, Eyefite has sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and all approvals and related regulatory documentation shall be Eyefite’s sole and exclusive property.  Eyefite is also required to assume responsibility for making payments to Can-Fite’s licensors (“PHS”) for certain patent rights relating to CF101 (the “PHS Patents”), including (i) a nonrefundable minimum annual royalty of $25,000, (ii) earned royalties of 4.0% to 5.5% on net sales in the territories in which PHS Patents exist and (iii) individual payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication.  Eyefite will also be required to make payments to PHS of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments.  If Eyefite fails to make a required payment to PHS, Can-Fite will be entitled to terminate the license granted to Eyefite under the License Agreement upon 30 days’ prior written notice.  The License Agreement will remain in effect until the expiration of the last of the patents licensed thereunder, unless terminated sooner.  Can-Fite may terminate the License Agreement upon customary bankruptcy/insolvency events of Eyefite and upon Eyefite’s material breach of the License Agreement, upon 30 days’ prior written notice.  Eyefite may terminate the License Agreement upon three months’ prior written notice for any reason and upon 30 days’ prior written notice for Can-Fite’s material breach of the License Agreement.

The U.S. provisional and the Patent Cooperation Treaty patent applications that relate to the use of an A3AR agonist for the treatment of uveitis, are co-assigned to (and hence co-owned by) Can-Fite and the NIH.  Can-Fite has licensed its share of this intellectual property to us and we and Can-Fite are currently in discussions with the NIH to obtain an exclusive license on the NIH’s share of this intellectual property.

Raw Materials and Suppliers

We believe that the raw materials that we require to manufacture CF101 are widely available from numerous suppliers and are generally considered to be generic industrial chemical supplies.  We do not rely on a single or unique supplier for the current production of any therapeutic small molecule in our pipeline.

Manufacturing, Marketing and Sales

We do not currently have any manufacturing or sales capabilities.  We may or may not manufacture the products we develop, if any.  We intend to license to, or enter into strategic alliances with, larger companies in the pharmaceutical businesses, which are equipped to manufacture, market and/or sell our products, if any, through their well-developed manufacturing capabilities and distribution networks.  We intend to license some or all of our worldwide patent rights to more than one third party to achieve the fullest development, marketing and distribution of any products we develop.

Government Regulation

The FDA and comparable regulatory agencies in foreign countries extensively regulate the manufacture and sale of the pharmaceutical products that we are currently developing.  The FDA has established guidelines and safety standards that are applicable to the nonclinical evaluation and clinical investigation of therapeutic products and stringent regulations that govern the manufacture and sale of these products.  The process of obtaining regulatory approval for a new therapeutic product usually requires a significant amount of time and substantial resources.  The steps typically required before a product can be tested in humans include:

•

Animal pharmacology studies to obtain preliminary information on the safety and efficacy of a drug; and

•

Nonclinical evaluation in vitro and in vivo including extensive toxicology studies.

The results of these nonclinical studies may be submitted to the FDA as part of an IND application. The sponsor of an IND application may commence human testing of the compound 30 days after submission of the IND, unless notified to the contrary by the FDA.

The clinical testing program for a new drug typically involves three phases:

•

Phase I investigations are generally conducted in healthy subjects. In certain instances, subjects with a life-threatening disease, such as cancer, may participate in Phase I studies that determine the maximum tolerated dose and initial safety of the product;

•

Phase II studies are conducted in limited numbers of subjects with the disease or condition to be treated and are aimed at determining the most effective dose and schedule of administration, evaluating both safety and whether the product demonstrates therapeutic effectiveness against the disease; and

•

Phase III studies involve large, well-controlled investigations in diseased subjects and are aimed at verifying the safety and effectiveness of the drug.

Data from all clinical studies, as well as all nonclinical studies and evidence of product quality, typically are submitted to the FDA in a New Drug Application, or NDA.  Although the FDA’s requirements for clinical trials are well established and we believe that we have planned and conducted our clinical trials in accordance with the FDA’s applicable regulations and guidelines, these requirements, including requirements relating to testing the safety of drug candidates, may be subject to change or new interpretation.  Additionally, we could be required to conduct additional trials beyond what we had planned due to the FDA’s safety and/or efficacy concerns or due to differing interpretations of the meaning of our clinical data.

The FDA’s Center for Drug Evaluation and Research must approve an NDA for a drug before it may be marketed in the U.S.  If we begin to market our proposed products for commercial sale in the U.S., any manufacturing operations that may be established in or outside the U.S. will also be subject to rigorous regulation, including compliance with current good manufacturing practices.  We also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, the Export Control Act and other present and future laws of general application.

Regulatory obligations continue post-approval, and include the reporting of adverse events when a drug is utilized in the broader commercial population.  Promotion and marketing of drugs is also strictly regulated, with penalties imposed for violations of FDA regulations, the Lanham Act (trademark statute), and other federal and state laws, including the federal anti-kickback statute.

We currently intend to seek, directly or through potential partners, approval to market our products and product candidates in foreign countries, which may have regulatory processes that differ materially from those of the FDA.  We anticipate that we will rely upon pharmaceutical or biotechnology companies to license our proposed products or independent consultants to seek approvals to market our proposed products in foreign countries.  We cannot assure you that approvals to market any of our proposed products can be obtained in any country.  Approval to market a product in any one foreign country does not necessarily indicate that approval can be obtained in other countries.

Employees

As of March 26, 2012, we did not have any employees and we had no consultants and advisors.  There can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.

ITEM 1A.  RISK FACTORS.

An investment in our Company involves a significant level of risk.  You should carefully consider the material risks described below, together with all of the other information in this Annual Report on Form 10-K.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our Common Stock could decline.

Risks Related to Our Company and Its Business

Because of our historic losses from operations since commencement of our current business, there is substantial doubt about our ability to continue as a going concern.

Our financial statements as of and for the year ended December 31, 2011, were prepared assuming that we would continue as a going concern.  Our net loss of $1,401,000 for the period from June 27, 2011, through December 31, 2011, and our current limited cash resources, raise substantial doubt about our ability to continue as a going concern.  If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.  Since December 31, 2011, we have continued to experience losses. Our future ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities.  Except for potential proceeds from the sale of equity in offerings by us, for which we have no firm commitments, we have no other source for additional funding.  Our continued net losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  If we are unsuccessful in doing so, we would be required to substantially revise our business plan or our business could fail.

We are not currently profitable and may never become profitable.

We expect to incur substantial losses for the foreseeable future and might never become profitable.  We also expect to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•

initiate and manage pre-clinical development and clinical trials for our current and new drug candidates;

•

seek regulatory approvals for our drug candidates;

•

implement internal systems and infrastructure;

•

seek to license in additional technologies to develop; and

•

hire management and other personnel.

We expect to experience negative cash flow for the foreseeable future.  As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future.  Our failure to achieve or maintain profitability, or substantial delays in achieving profitability, could negatively impact the value of our Common Stock and our ability to raise additional financing.  A substantial decline in the value of our Common Stock would also affect the price at which we could sell shares to secure future funding, which could dilute the ownership interest of current shareholders.

Our company has a limited operating history and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Eyefite received an exclusive worldwide license for the use of CF101 in the field of ophthalmic diseases and commenced its operations upon the closing of the Transaction in November 2011 21 As a result, we have a limited operating history upon which to evaluate our proposed business and prospects.  Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include but are not limited to the following:

•

the absence of a lengthy operating history;

•

insufficient capital to fully realize our operating plan;

•

our ability to obtain FDA approvals in a timely manner, if ever;

•

expected continual losses for the foreseeable future;

•

operating in multiple currencies;

•

social and political unrest;

•

our ability to anticipate and adapt to a developing market(s);

•

acceptance of CF101 by the medical community and consumers;

•

limited marketing experience;

•

a competitive environment characterized by well-established and well-capitalized competitors;

•

the ability to identify, attract and retain qualified personnel; and

•

reliance on key personnel.

Because we are subject to these risks, evaluating our business may be difficult. We may be unable to successfully overcome these risks which could harm our business. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We expect that we will require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten the success of our business.

Until Eyefite receives approval from the FDA and other regulatory authorities for its drug candidates, which we are unable to predict, Eyefite cannot sell its drugs and will not generate product revenues.  We believe that our current cash balances and cash equivalents will be sufficient to meet our operating and capital requirements, as currently being conducted, for at least twelve months, and will provide us the financial resources to continue to develop our product candidates.  However, because of the uncertainties in our business, including the uncertainties discussed in this “Risk Factors” section, we cannot assure you that this will be the case.  Our future capital requirements will depend on many factors, including:

•

the progress of the development of our product candidates;

•

the number of product candidates we pursue;

•

the time and costs involved in obtaining regulatory approvals;

•

the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•

whether or not we establish our own sales, marketing and/or manufacturing capabilities;

•

our ability to establish, enforce and maintain selected strategic alliances and activities required for product development and commercialization; and

•

our revenues, if any, from successful development and commercialization of any product candidates.

To carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, asset sales or other arrangements.  We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all.  Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs.  If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories.  In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since our Common Stock is quoted on the Over-the-Counter Bulletin Board and is not traded on a national securities exchange.  Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline.

Our current pipeline is based on a single compound, the CF101 drug candidate.

Our current pipeline is based on the development of CF101 for dry eye syndrome, glaucoma and uveitis. As such we are dependable on a single molecule for our potential commercial success, and any safety or efficacy concern of CF101 would have a great impact on our business.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates, which would severely undermine our business by reducing the number of salable products and, therefore, corresponding product revenues.

We will need FDA approval to commercialize our drug candidates in the United States and approvals from foreign regulators to commercialize our drug candidates elsewhere.  In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the drug candidate is safe for humans and effective for its intended use.  This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials.  Satisfaction of the FDA’s regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing.  Our research and clinical efforts may not result in drugs that the FDA considers safe for humans and effective for indicated uses.  After clinical trials are completed, the FDA has substantial discretion in the drug approval process of the drug candidate and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review.  Delays in obtaining regulatory approvals may:

•

delay commercialization of, and our ability to derive product revenues from, our drug candidates;

•

impose costly procedures on us; and

•

diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs.  We might not obtain regulatory clearance for our drug candidates in a timely manner, if at all.  Failure to obtain FDA approval of any of our drug candidates in a timely manner or at all will severely undermine our business by reducing the number of salable products and, therefore, corresponding product revenues.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize our drug.  Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.  We might not be able to obtain the approvals necessary to commercialize our drug candidates for sale outside the United States in a timely manner, if at all.

We may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

Upon the completion of any clinical trial, if at all, the results of these trials might not support the claims sought by us.  Further, success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing.  The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses.  Any such failure may cause us to abandon a drug candidate and may delay development of other drug candidates.  Any delay in, or termination of, our clinical trials will delay the filing of NDAs with the FDA and, ultimately, our ability to commercialize our drug candidates and generate product revenues.  If the clinical trials do not support our drug product claims, the completion of development of such drug candidates may be significantly delayed or we may be forced to abandon development, which will significantly impair our ability to generate product revenues and will materially adversely affect our results of operations.

Even if we successfully complete clinical trials for our product candidates, there are no assurances that we will be able to submit, or obtain FDA approval of, an NDA, which would hinder or halt our ability to commercialize our products.

There can be no assurance that, if our clinical trials for any of our product candidates are successfully completed, we will be able to submit an NDA to the FDA or that any NDA we submit will be approved by the FDA in a timely manner, if at all.  After completing clinical trials for a product candidate in humans, a drug dossier is prepared and submitted to the FDA as an NDA in order to allow the FDA to review such drug dossier and to consider a product candidate for approval for commercialization in the United States.  If we are unable to submit an NDA with respect to any of our product candidates, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the United States.  The FDA can and does reject NDAs and requires additional clinical trials, even when drug candidates perform well or achieve favorable results in large-scale Phase III clinical trials.  If we fail to commercialize any of our product candidates, we may be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and our reputation in the investment community would likely be damaged, each of which could cause our stock price to significantly decrease.

Our product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sales of any approved commercial products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping.  Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or the conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could negatively impact us or our collaboration partners by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable.  In addition, as clinical experience with a drug expands after approval, typically because it is used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies.  Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of or withdrawal of any approved products from the marketplace.  Absence of long-term safety data may also limit the approved uses of our products, if any.  If we fail to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including the following:

•

restrictions on the products, manufacturers or manufacturing processes;

•

warning letters;

•

civil or criminal penalties, fines and/or injunctions;

•

product seizures or detentions;

•

import or export bans or restrictions;

•

voluntary or mandatory product recalls and related publicity requirements;

•

suspension or withdrawal of regulatory approvals;

•

total or partial suspension of production; and

•

refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

If we or our collaborators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, marketing approval for our product candidates may be lost or cease to be achievable, resulting in decreased revenue from milestones, product sales or royalties, which would have a material adverse effect on our results of operations.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves our drug candidates for commercialization, physicians and patients may not accept and use such candidates.  Future acceptance and use of our products will depend upon a number of factors including:

•

perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•

pharmacological benefit and cost-effectiveness of our products relative to competing products;

•

availability of reimbursement for our products from government or other healthcare payers;

•

effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•

the price at which we sell our products.

Because we expect sales of our current drug candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

We will initially be completely dependent upon Can-Fite to service our operations and development activities. If, at the time we seek to establish our own operations, we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

Because we initially rely on Can-Fite to manage, as an independent contractor, all activities relating to pre-clinical and clinical studies for the development of the ophthalmic indications of CF101, we cannot assure you that we will ever be able to manage these operations and activities on our own.  We do not currently have the capability of managing all activities relating to the development of the ophthalmic indications of CF101. Accordingly, if Can-Fite ceases to provide such services, our business would likely be materially adversely affected.  In the future, we are planning to manage our own operations and take control of the development of the ophthalmic indications of CF101. In that event, our future success will depend in part on our ability to identify, hire, and retain key personnel that can manage our operations.  While we intend to attempt to attract and retain key personnel to the best of our ability, some of our competitors are likely to have greater resources and more experience than we do, making it difficult for us to compete successfully for key personnel.  If we are ultimately unable to attract and retain key personnel, we likely would not be able to develop and market our products and would have to continue to rely upon Can-Fite to provide the necessary services.  If we are unable to manage our own operations and Can-Fite ceases to service our operations and development activities, our ability to develop and market our products, as well as our business, financial condition and results of operations, would be materially adversely affected.

If the third parties upon whom we rely to manufacture our products are unable to timely manufacture our products, our business will be harmed.

We do not currently have the ability to manufacture the compounds that we need to conduct our clinical trials and, therefore, rely upon, and intend to continue to rely upon, certain manufacturers to produce and supply our drug candidates for use in clinical trials and for future sales. If such manufacturers are unable to manufacture the compounds in a timely fashion, our clinical development programs may be delayed which could have a detrimental effect on our business.

The manufacture of our products is an exacting and complex process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.

The FDA and foreign regulators require manufacturers to register manufacturing facilities.  The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish.  We or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our drug substance.  Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the United States Drug Enforcement Agency and corresponding foreign standards to ensure strict compliance with cGMP requirements and other governmental regulations and corresponding foreign standards.  Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products.

We have no experience selling, marketing, or distributing products, and, as a result, we might not be able to effectively market and sell our products, which would have a material adverse effect on us.

While we intend to have a role in the commercialization of our products, we currently have no sales, marketing or distribution capabilities.  Our future success depends, in part, on our ability to enter into and maintain collaborative relationships with other companies having sales, marketing and distribution capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products.  We intend to pursue additional collaborative arrangements regarding the sales and marketing of our products; however, we might not be able to establish or maintain such collaborative arrangements, or if such arrangements are made, our counterparties might not have effective sales and marketing forces.  To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise.  We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities.  To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted at this time.  As a result, we might not be able to market and sell our products in the United States or overseas, which would have a material adverse effect on us.

Developments by competitors may render our products or technologies obsolete or non-competitive.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs, and have substantially greater financial resources than we do, as well as significantly greater experience in:

•

developing drugs;

•

undertaking pre-clinical testing and human clinical trials;

•

obtaining FDA and other regulatory approvals of drugs;

•

formulating and manufacturing drugs; and

•

launching, marketing and selling drugs.

Many of these organizations have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history, more experience in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do.  These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures, and other collaborations.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The clinical testing of, marketing, and use of our products exposes us to product liability claims in the event that the use or misuse of those products causes injury, disease or results in adverse effects.  Use of our products in clinical trials, as well as commercial sale, could result in product liability claims.  In addition, sales of our products through third-party arrangements could subject us to product liability claims.  Any product liability claim, even one that is not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development.  In addition, the existence of a product liability claim could affect the market price of our Common Stock.

Risks Relating to Our Intellectual Property

Our ability to pursue the development of the ophthalmic indications of CF101 depends upon the continuation of our license from Can-Fite and Can-Fite’s license from PHS.

Our license agreement with Can-Fite provides us with a worldwide sole and exclusive license for the use of CF101 in the field of ophthalmic diseases.  It includes licensed patents and patent applications which are solely owned by Can-Fite and additional licensed patents which were sub-licensed to us according to Can-Fite agreement with the PHS.  The license agreement requires that we maintain sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and requires that we assume responsibility for making payments to Can-Fite’s licensor, PHS, for certain patent rights relating to CF101.  If we are unable to make the required payments to PHS under the license agreement, Can-Fite will be entitled to terminate the license granted to us upon 30 days’ prior written notice.  Can-Fite may also terminate the license agreement upon 30 days’ prior written notice in the event of customary bankruptcy/insolvency events of ours or upon our material breach of the license agreement.  If the license agreement were terminated, we would lose our rights to develop and commercialize CF101 for the treatment of ophthalmic conditions, which would materially and adversely affect our business, results of operations and future prospects.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

Our success, competitive position, and future revenues, if any, depend in part on our ability to obtain and successfully leverage intellectual property covering our products and product candidates, know-how, methods, processes, and other technologies, to protect our trade secrets, to prevent others from using our intellectual property and to operate without infringing the intellectual property rights of third parties.

With respect to intellectual property rights, we cannot predict:

•

the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or design around our own or licensed patents;

•

if and when patents will issue;

•

whether or not others will obtain patents claiming aspects similar to those covered by our own or licensed patents and patent applications; or

•

whether we will need to initiate litigation or administrative proceedings that may be costly whether we win or lose.

If patent rights covering our products and methods are not sufficiently broad, they may not provide us with any protection against competitors with similar products and technologies.  Furthermore, if the United States Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or design around the patents, or the patent office or the courts may invalidate the patents.  Thus, any patents we own or license from or to third parties may not provide any protection against our competitors.

Pursuant to our License Agreement with Can-Fite, Can-Fite has retained the right to prosecute and maintain the patents licensed to us.  While Can-Fite is contractually obligated to us to obtain and maintain protection for those patent rights, and is required to keep us informed of all patent-related activities, we will be dependent upon Can-Fite for the prosecution and maintenance of our licensed patents.

If we infringe the intellectual property rights of third parties, we could be prevented from selling products, forced to pay damages and defend against litigation.

If our products, methods, processes, and other technologies infringe the intellectual property rights of other parties, we could incur substantial costs and may have to:

•

obtain licenses, which may not be available on commercially reasonable terms, if at all;

•

redesign our products or processes to avoid infringement;

•

stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;

•

pay damages; or

•

defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our management resources.

Any claims of infringement asserted against us, whether or not successful, may have a material adverse effect on us.

Risks Relating to Our Operations in Israel

Potential political, economic and military instability in the state of Israel, where our senior management and our research and development facilities are located, may adversely affect our results of operations.

Our facilities and those of Can-Fite, upon whom we rely for our initial research and development activities, as well as some of our planned clinical sites and suppliers are located in Israel.  Political, economic and military conditions in Israel directly affect our operations.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest, military conflicts and terrorist actions.  There has been a significant increase in violence since September 2000, which has continued with varying levels of severity through to the present.  This state of hostility has caused security and economic problems for Israel.  To date, Israel is facing political tension in its relationships with Turkey, Iran and other Arab neighbor countries.  In addition, recently in some Arab countries in the Middle East and North Africa there were violent uprisings against the regimes in these countries.  Consequently, there is a concern for the stability in the region which may affect the political and security situation in Israel.  We cannot insure that the political and security situation will not impact our business.  Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital.  Further, the State of Israel and Israeli companies have been subjected to an economic boycott.  Several countries still restrict business with the State of Israel and with Israeli companies.  These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against Eyefite, its executive officers and directors or asserting U.S. securities laws claims in Israel.

Many of Eyefite’s directors and officers are not residents of the United States and some of their assets and Eyefite’s assets are located outside the United States.  Service of process upon Eyefite’s non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against Eyefite, some of its directors and executive officers may be difficult to obtain within the United States.  Eyefite has been informed by its legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws.  Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against Eyefite or its officers and directors because Israel is not the most appropriate forum to bring such a claim.  In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim.  If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process.  Certain matters of procedure will also be governed by Israeli law.  There is little binding case law in Israel addressing the matters described above.

Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against Eyefite.  Subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable only if it finds that:

•

the judgment was rendered by a court which was, according to the laws of the state of the court, competent to render the judgment;

•

the judgment may no longer be appealed;

•

the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•

the judgment is executory in the state in which it was given.

Even if these conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel.  An Israeli court also will not declare a foreign judgment enforceable if:

•

the judgment was obtained by fraud;

•

there is a finding of lack of due process;

•

the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

•

the judgment is at variance with another judgment that was given in the same matter between the same parties and that is still valid; or

•

at the time the action was brought in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Risks Relating to Ownership of Our Common Stock

We have not paid, and do not intend to pay, dividends on our Common Stock and therefore, unless our Common Stock appreciates in value, our investors may not benefit from holding our Common Stock.

We have not paid any cash dividends on our Common Stock since inception.  We do not anticipate paying any cash dividends our Common Stock in the foreseeable future.  As a result, investors in our Common Stock will not be able to benefit from owning our Common Shares unless the market price of our Common Stock becomes greater than the price paid for the stock by these investors.

The public trading market for our Common Stock is volatile and may result in higher spreads in stock prices.

Our Common Stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board and OTC Markets.  The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations may adversely affect the market price of our Common Stock.  In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges.  Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers.  Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread.  These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers.  Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale.  For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks.  There is no assurance that at the time an investor in our Common Stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

Our Board can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders or which could be used to resist a potential take-over of the Company.

Under our certificate of incorporation, our Board is authorized to issue up to 1,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this report.  Also, our Board, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares.  If the board causes additional shares of preferred stock to be issued, the rights of the holders of our Common Stock could be adversely affected.  The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control the Company to the holders of the preferred stock.  Preferred shares could also have conversion rights into shares of Common Stock at a discount to the market price of the Common Stock which could negatively affect the market for our Common Stock.  In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.  We have no current plans to issue any shares of preferred stock.

The market price of our Common Stock may fluctuate significantly.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•

the announcement of new products or product enhancements by us or our competitors;

•

developments concerning intellectual property rights and regulatory approvals;

•

variations in our and our competitors’ results of operations;

•

changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

•

developments in the biotechnology industry;

•

the results of product liability or intellectual property lawsuits;

•

future issuances of common stock or other securities;

•

the addition or departure of key personnel;

•

announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•

general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations in the past.  Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock.  Price volatility of our Common Stock might be worse if the trading volume of our Common Stock is low.  We have not paid, and do not expect to pay, any cash dividends on our Common Stock as any earnings generated from future operations will be used to finance our operations and as a result, investors will not realize any income from an investment in our Common Stock until and unless their shares are sold at a profit.

Some or all of the “restricted” shares of our Common Stock issued in connection with the Transaction or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our Common Stock.

Trading of our Common Stock is limited and trading restrictions imposed on us by regulatory authorities may further reduce our trading, making it difficult for our stockholders to sell their shares.

Trading of our Common Stock is currently conducted in the Over-the-Counter market and our Common Stock is quoted on the OTC Bulletin Board, or the OTCBB.  The liquidity of our Common Stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but may also be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all.

These factors may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Stock.  In addition, without a large float, our Common Stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our Common Stock may be more volatile.  In the absence of an active public trading market, an investor may be unable to liquidate his investment in our Common Stock.  Trading of a relatively small volume of our Common Stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.  We cannot predict the prices at which our common stock will trade in the future.

Rule 144 will not be available for the outstanding shares issued by the company after December 2005 for a period of at least one year after the filing of our Form 8-K on November 23, 2011, which means that these shareholders may not be able to sell such shares in the open market during this period.

Rule 144, the primary safe-harbor provisions relied upon for the resale of restricted securities in the open market, does not permit reliance upon such rule for the resale of shares sold after the issuer first became a shell company, until the issuer meets certain requirements, including ceasing to be a shell company, the filing of Form 10-type information, and the filing for a period of one year of periodic reports required under the Exchange Act.  As a result, the holders of all of the restricted shares issued in the Transaction, including shares issued to Can-Fite and the Investors, as well as any of the outstanding shares issued by the Company after December 2005, will not be able to sell their shares in reliance upon Rule 144 during this waiting period except pursuant to a registration statement filed by us which includes these shares for resale.  We have not agreed to register any of these shares for resale.

Because our Common Stock may be a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our common stock may be adversely affected.

Our Common Stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the American Stock Exchange, the Nasdaq Stock Market or any other national stock exchange or it has not met certain net tangible asset or average revenue requirements.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market.  A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase.  Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock.  If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our Common Stock.  Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our Common Stock may be adversely affected.  Also, many brokers choose not to participate in penny stock transactions.  Accordingly, investors may not always be able to resell their shares of our Common Stock publicly at times and prices that they feel are appropriate.

Our current management team has no experience in managing and operating a public U.S. company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management team has no experience managing and operating a public U.S. company.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial conditions and could result in delays in achieving the development of an active and liquid trading market for our stock.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and may include a report by our independent registered public accounting firm addressing these assessments.  During the course of our testing, we may identify deficiencies and weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Disclosing deficiencies or weaknesses in our internal controls, failing to remediate these deficiencies or weaknesses in a timely fashion or failing to achieve and maintain an effective internal control environment may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our Common Stock.

Holders of our ordinary shares who are U.S. residents may be required to pay additional U.S. income taxes if we are classified as a PFIC for U.S. federal income tax purposes.

There is a risk that we may be classified as a passive foreign investment company, or PFIC.  Our treatment as a PFIC could result in a reduction in the after-tax return of U.S. holders of our ordinary shares and may cause a reduction in the value of our shares.  For U.S. federal income tax purposes, we will generally be classified as a PFIC for any taxable year in which either: (i) 75% or more of our gross income is passive income or (ii) at least 50% of the average value (determined on a quarterly basis) of our total assets for the taxable year produce or are held for the production of passive income.  Based on our analysis of our income, assets, activities and market capitalization, we do not believe that we were a PFIC for the taxable year ended December 31, 2011.  However, there can be no assurances that the United States Internal Revenue Service (“IRS”) will not challenge our analysis or our conclusion regarding our PFIC status.  There is also a risk that we were a PFIC for one or more prior taxable years.  If we were a PFIC during any prior years, U.S. holders who acquired or held our ordinary shares during such years generally will be subject to the PFIC rules regardless of whether we were a PFIC for 2011.  However, if we were not a PFIC for 2011, U.S. holders who acquired our ordinary shares in 2011 will not be subject to the PFIC rules unless we are classified as a PFIC in future years.  The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of our future income, assets, activities and market capitalization, which are relevant to this determination.  If we were determined to be a PFIC for U.S. federal income tax purposes, highly complex rules would apply to U.S. holders owning our ordinary shares and such U.S. holders could suffer adverse U.S. tax consequences. For more details on our PFIC status see “Item 9B. United States Federal Income Tax Considerations – Tax Consequences if We Are a Passive Foreign Investment Company.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company’s interim principal corporate office is located at 123 West Nye Lane, Suite 129, Carson City, NV 89706, the office of our registered agent in the State of Nevada.  The Company is planning to lease permanent office space during the current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently party to any legal proceedings requiring disclosure pursuant to this item.

ITEM 4.  MINE SAFETY DISCLOSURES.

This item does not currently apply to the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the Over the Counter Bulletin Board and on the OTC Markets, under the symbol “OPLI.”  There was not an active market and no trading volume during fiscal 2010 and the first three quarters during fiscal 2011.

	CLOSING BID		CLOSING ASK
2010	HIGH	LOW	HIGH	LOW
January 4 Thru March 31.51		.51	2.50	2.50
April 1 Thru June 30.51		.51	2.50	2.50
July 1 Thru September 30.51		.01	2.50	2.50
October 1 Thru December 31.01		.01	2.50	2.50

	CLOSING BID		CLOSING ASK
2011	HIGH	LOW	HIGH	LOW
January 1 Thru March 31.51		.51	2.50	2.50
April 1 Thru June 30.51		.51	2.50	2.50
July 1 Thru September 30.51		.01	2.50	2.50
October 1 Thru December 31	1.90	.025	2.50	1.60

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 6, 2012, there were approximately 23 shareholders of record.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities.  There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception in 1999 and do not intend to declare any such dividends in the foreseeable future.  Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

Recent Sales or Purchases of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The Company was originally incorporated in the State of Nevada on December 10, 1999, under the name Bridge Capital.com, Inc.  Bridge Capital.com, Inc. was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management, Inc. in March 2001.  Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry and operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.  In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity.

On November 21, 2011, the Company consummated its acquisition (the “Transaction”) of all the outstanding interests in Eyefite Ltd., a private company incorporated on June 27, 2011, under the laws of the State of Israel (“Eyefite”), pursuant to an acquisition agreement dated November 21, 2011 (the “Acquisition Agreement”) by and between the Company and Can-Fite Biopharma Ltd. (“Can-Fite”).  The Transaction was accounted for as a reverse acquisition wherein Can-Fite was treated as the acquirer for accounting purposes.  In connection with the completion of the Transaction on November 21, 2011, the following events occurred:

•

The Company entered into and completed a stock purchase agreement dated November 21, 2011 (the “Stock Purchase Agreement”) with Can-Fite, whereby Can-Fite purchased 36,000,000 shares of common stock of the Company in exchange for all of the issued and outstanding common stock of Eyefite.  As a result of the consummation of the actions contemplated by the Stock Purchase Agreement, Eyefite became the Company’s wholly-owned subsidiary and Can-Fite became the Company’s majority shareholder.

•

Eyefite and Can-Fite entered into a License Agreement dated November 21, 2011 (the “License Agreement”), pursuant to which Can-Fite granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic diseases (“CF101”).

•

Eyefite and Can-Fite entered into a Services Agreement dated November 21, 2011 (the “Services Agreement”).  In accordance with the Services Agreement, Can-Fite will manage, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101.  The Services Agreement shall remain in force for an unlimited period of time unless earlier terminated as follows: (i) following the first anniversary of the Services Agreement, by either party upon six months’ prior written notice to the other party; or (ii) at any time for cause by either Eyefite (which includes breach of trust by Can-Fite, Can-Fite’s material breach of the Services Agreement or customary bankruptcy/insolvency events on the part of Can-Fite) or Can-Fite (which includes Eyefite’s material breach of the Services Agreement or the License Agreement, or customary bankruptcy/insolvency events on the part of Eyefite). As consideration for Can-Fite’s services pursuant to the Services Agreement, Eyefite shall pay to Can-Fite a services fee (consisting of all expenses and costs incurred by Can-Fite plus 15%) and an additional fee payment equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, Eyefite) for rights to CF101 from third-party sublicenses including upfront payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity) (the “Additional Fee”).  The Company must make such Additional Fee payment to Can-Fite within 30 days of receipt by the Company.

•

The Company issued a warrant agreement (the “Warrant”) to Can-Fite by which Can-Fite has the right, at any time from November 21, 2011, until the earlier of (a) the 5th-year anniversary thereof and (b) the closing of the acquisition of the Company by another entity, resulting in the exchange of the outstanding shares of the Company’s capital stock such that the stockholders of the Company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Fee (mentioned above) into 2,160,102 shares of common stock of the Company (subject to adjustment in certain circumstances).  The per share purchase price for the shares will be as follows: (i) in the event that within 12 months of November 21, 2011, the Company or any of its affiliates completes any transaction which has a “bio-dollar” value of more than $100 million, then the par value of the shares of common stock, and (ii) at any other time, $1.144.  The Warrant may be exercised on either a cash or a cashless basis, provided that if the Warrant is exercised on a cashless basis, the Warrant must be exercised in whole, not in part.

•

The Company completed a non-public offering of shares of its common stock for gross proceeds of $3.3 million through the sale of 2,910,456 shares to third party investors and sold 2,097,626 shares of its common stock to Can-Fite in exchange for 17,873,054 ordinary shares of Can-Fite, valued at $2.4 million (as determined by reference to the previous trading day’s closing price for Can-Fite shares on the Tel Aviv Stock Exchange) and 437,005 shares to Can-Fite gross proceeds of $500,000 (collectively, together with the shares issued to the Investors, the “Financing”).  In addition, for each two (2) shares of the Company’s common stock purchased in the Financing, Can-Fite and each of the other investors was issued, conditional on the increase of the share capital of Denali, if increased, one (1) warrant valid for a period of 5 years from the closing of the Financing, to acquire one share of Denali for an exercise price of $1.72.  The Company further agreed to apply a full-ratchet anti-dilution protective provisions for the benefit of Can-Fite and the other investors in the event that the Company enters into another financing during the 12 months following the closing of the Financing at a price which is lower than $1.144.

•

The Company repurchased 7,750,000 outstanding shares of its common stock from Mathew G. Rule, its sole officer and director at the time, for $7,750 (the “Recapitalization”).  In addition, the Company issued 1,920,000 common shares to certain investors for an aggregate of $97,000, which funds were used solely to retire the outstanding shares in the Recapitalization and to pay outstanding payables of the Company as of closing.  These payments included satisfaction of a promissory note in the principal amount of $56,465 and payables to the transfer agent, accountants and Denali legal counsel.

•

The board of directors of the Company (the “Board”) was expanded from one to three members, the sole prior director, Mathew G. Rule, resigned, and the following new directors were appointed: Pnina Fishman, Ilan Cohn and Guy Regev, each of whom was a director of Can-Fite.

Upon completion of the Transaction, after giving effect to the Financing, the Recapitalization, and the shares issued to raise funds to satisfy outstanding financial obligations existing prior to the closing of the Transaction, the Company had an aggregate of 46,985,516 issued and outstanding shares of common stock.  Of these shares Can-Fite owned approximately 82% of the Company and assumed control of the Company.  The securities issued in the Transaction were not and will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

With the completion of the Transaction, the Company, through its wholly owned subsidiary became a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders.

On January 2, 2012 Options for 192,870 were issued by the Company to certain third parties, non affiliated with the Company or any of its shareholders, who assisted in the closing of the Transaction among Can-Fite and the Company in relation to Eyefite. Such options have a five year term and may be exercised at an exercise price equal to $1.72 per share.

On January 25, 2012, the Company changed its name to OphthaliX Inc.

On January 29, 2012, the number of directors of the Company was increased to four persons and effective February 2, 2012, Dr. Roger Kornberg was appointed as a director to fill the vacancy created by the increase in the number of directors.  In connection with the appointment of Dr. Kornberg, the Company entered into an agreement to pay director fees for attendance at meetings of the Board or any committee of the Board.  Dr. Kornberg will receive $2,000 for attendance in person at a meeting of the Board, $750 for attendance by telephone at a meeting of the Board, and $750 for attendance at each meeting of any committee of the Board.  Management has not determined what, if any, committees to which Dr. Kornberg may be appointed.  In addition, the Company granted ten-year options to purchase 235,000 common shares of the Company at $2.00 per share.  The options will vest as follows: 19,583 on March 31, 2012 and 19,583 on the last day of each month thereafter so long as he remains a director until fully vested.  The options will be granted under the Company’s 2012 Stock Incentive Plan.  The agreement prohibits Dr. Kornberg from employment or connection with, or holding any office in, any business or undertaking which competes with any business of the Company or is a customer or supplier of the Company.

On February 6, 2012, Can-Fite, our principal shareholder owning 38,534,631 shares or approximately 82.01% of the issued and outstanding shares and voting rights by written consent approved our 2012 Stock Incentive Plan, approved a change of the state of incorporation of the Company from the State of Nevada to the State of Delaware by merging the Company into OphthaliX Inc., a newly formed Delaware company, and approved an amendment to the Company’s Articles of Incorporation to change the capitalization of the Company by increasing the number of authorized common shares, par value $.001 per share, from 50,000,000 to 100,000,000.  The effective date for the approval of the 2012 Stock Incentive Plan was March 20, 2012, and the change of domicile to the State of Delaware and the change of capitalization will be April 2, 2012.

The Company’s principal executive offices are located at 123 West Nye Lane, Suite 129, Carson City, NV 89706.  The Company is planning to lease permanent office space during the near future.

Plan of Operation

We do not expect to generate any revenues over the next 12 months.  Through our subsidiary, Eyefite, which holds all the intellectual property related to our technology, we hope to develop therapeutic products for the treatment of ophthalmic disorders.  As of December 31, 2011 we had $3,441,000 in cash.  We believe that such funds will be sufficient to effectuate our business for the next 12 months.  We also had 17,873,054 ordinary shares of Can-Fite (traded on the Tel Aviv Stock exchange) presented in the Balance Sheet as $1,508,000.  We will need to seek additional capital for the purpose of further testing our products and obtaining certifications necessary in order to market them.  We expect to incur a minimum of approximately $2.9 Million in expenses in order to effectuate our business for the next 12 months.  We estimate that this will be comprised of $2.15 Million towards the development of our product (including clinical trials), $0.25 towards Patents and Royalties;, $0.5 Million for professional fees associated with being a public company and the balance for general and administrative expenses.

Liquidity and Capital Resources

There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company from 2013 onwards.

Results of Operations

For the period from June 27, 2011 (inception date of Eyefite) to December 31, 2011, we did not generate any revenues from operations.  Expenses during the period from June 27, 2011 to December 31, 2011 were $351,000 with finance expense of $1,050,000 for a net loss of $1,401,000.  Expenses for the period mentioned above consisted of research and development of $216,000 and of general and administrative expenses of $135,000.  These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements.  The finance expenses were mainly for a change in fair value of derivatives.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Reverse Recapitalization

The Transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations.  Under reverse capitalization accounting, Eyefite Ltd. is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company.  Assets acquired and liabilities assumed are reported at their historical amounts.  As a result the consolidated financial statements of the legal parent company should represent a continuation of the acquirer for accounting purposes together with a deemed issue of shares, equivalent to the shares held by the former shareholders of the legal parent company and a recapitalization at the equity of the accounting acquirer.  Additionally, the income statement for the period reflects the accounting acquirer for the full period together with the post acquisition results of the parent company (OphthaliX Inc.).  These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eyefite Ltd since inception.

Critical Accounting Policies

a.

Holdings in Can-Fite:

In accordance with ASC320, an accounting for the Company’s investment in the equity securities depends on the remaining period of the tradability restriction in its respective market of the shares.

Shares that are restricted for less than one year should be re-measured to reflect fair value each cutoff date.  These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity under accumulated other comprehensive income in the consolidated balance sheet.  The rest of the restricted shares that have trade restrictions for more than one year should be accounted as a financial asset, on a cost basis (Based on the valuation of an expert as of transaction date).

For investments classified as available-for-sale securities, unrealized gains and losses are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity, realized gains and losses on sales of available-for-sale securities, as determined on a specific identification basis, are included in the consolidated statement of operations.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities is below the cost basis of such securities is judged to be other-than-temporary.  Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis.  For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in “other than temporary impairment, net of gain on sale of marketable securities previously impaired” in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

The Company currently holds 17,873,054 shares of Can-Fite’s outstanding Ordinary shares that have certain resale restriction provisions.

As of December 31, 2011 the Company holds $172,000 in marketable securities classified in short term assets, designated as available-for-sale and $ 1,336,000 as restricted marketable securities classified in long term assets, presented at cost basis as of December 31, 2011 (Can-Fite shares).

In estimating Parent Company shares’ fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions for as of November 21, 2011, and December 31, 2011: risk-free interest rates ranging from 2.69% to 3.41%; dividend yields of 0%; volatility factors of 76.26%-76.3%; and a weighted-average contractual life of the options of between 0.89 and 2.75 years.

As a result the fair value of the Company’s holdings in Can-Fite’s shares on the transaction date reflects the resale restriction. The fair value of these shares based on an external expert’s evaluation as of December 31, 2011 and November 21, 2011 was $1,508 and $1,551 respectively. For accounting purposes their fair value represents a discount of the Parent Company’s shares market value of $854 and $848, respectively.

b.

Income taxes:

The Company and its subsidiary account for income taxes and uncertain tax positions in accordance with ASC 740, “Income Taxes”. ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company and its subsidiary provide a full valuation allowance to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2011, this standard has no effect to the Company’s financial statements.

c.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, marketable securities, trade receivables and other account receivables.

Cash and cash equivalents are deposited with major banks in Israel and major banks in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are institutions with high credit standing, and accordingly, minimal credit risk exists with respect to these investments.

d.

Derivative related to Service Agreement

In connection with the recapitalization transaction described in Note 1.b, on November 21, 2011 the Company entered into a Service Agreement.

The arrangement includes compensation for the services being provided under the Service Agreement in a form of royalty of 15% to be paid to Can-Fite from all future proceeds received by OphthaliX or any of its affiliates in relation to CF101. Can-Fite has the right (the “Exchange Right”), at any time from November 21, 2011, until the 5th year anniversary thereof, to convert its Exchange Right for royalties into a warrant (the “Warrant”) to purchase 2,160,102 shares of common stock of the Company. The exercise price for the Warrant shall be as follows: (i) in the event that within 12 months of November 21, 2011, the Company or any of its affiliates completes any transaction which has a “bio-dollar” value of more than $100 million, then the exercise price shall be the par value of the shares of common stock, and (ii) at any other time, then the exercise price for all the shares shall be an aggregate of $2.5 Million, equal to a per share exercise price of $1.144.

The Company’s management has considered ASC 815 in order to evaluate whether the Exchange Right (contingent call option to holders) instrument is a financial instrument that has the characteristics of a derivative. In particular, the Company’s management has also evaluated ASC 815-10-15-74(a) scope exception.

Based on the analysis above, the Company’s management concluded that the Exchange Right does not have fixed settlement provisions, and therefore, should be classified as liability at inception. The Exchange Right will be re-measured at fair value each reporting period until the date of exercise or expiration with the change in value reported in the statement of operations (as part of financial income/expenses).

Consequently, the Company recorded as part of the recapitalization transaction a liability related to the Exchange Right in the amount of $438 based on its fair value. Issuance expenses that were allocated to this component, which amounted to $50, were expensed immediately and are included as part of financial expenses in the consolidated statements of operations (see Note 7 of the consolidated financial statements for the remeasurement at year end).

The fair value of the derivatives was determined using the binomial option-pricing model. This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term.

e.

Fair value of financial instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short-term maturities.

The Company adopted ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 -

Observable input that reflects quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -

Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 -

Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Disclosure in response to this item is incorporated herein by reference to Item 4.01 of Form 8-K dated November 29, 2011, and filed with the Commission on December 5, 2011.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

It was not possible to conduct an assessment of our internal control over financial reporting in the period between the consummation date of the reverse acquisition on November 21, 2011, and the evaluation date of management’s assessment of internal control over financial reporting, due to the fact the internal controls of the legal acquirer were no longer existed as of the required assessment date and during that period.  Therefore this annual report does not include a report of management’s assessment regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Taxation

We urge shareholders and prospective purchasers of our ordinary shares to consult their own tax advisers as to the U.S., Israeli, or other tax consequences of the purchase, ownership and disposition of our ordinary shares, including, in particular, the effect of any foreign, state or local taxes.

Israeli Taxation and Investment Programs

The following is a summary of the current tax law applicable to companies in Israel, with special reference to its effect on our subsidiaries and us.  The following also contains a discussion of specific Israeli tax consequences to our shareholders and government programs from which we, and some of our subsidiaries, benefit.  To the extent that the discussion is based on tax legislation that has not been subject to judicial or administrative interpretation, there can be no assurance that the views expressed in the discussion will be accepted by the tax authorities in question.

The discussion is not intended, and should not be construed, as legal or professional tax advice and is not exhaustive of all possible tax considerations

General Corporate Tax Structure Applicable to Our Company

Generally, in 2011, Israeli companies were subject to a corporate tax at the rate of 24% of their taxable income for such year.  The corporate tax rate was scheduled to decline to 23% in 2012, 22% in 2013, 21% in 2014, 20% in 2015 and 18% in 2016 and onwards.  Recently, the Tax Burden Law, was published by the Government of Israel. The Tax Burden Law canceled the scheduled progressive reduction of the corporate tax rate and instead fixed the corporate tax rate at 25% from 2012 and onwards. However, the effective tax rate payable by a company which derives income from an Approved Enterprise, a Privileged Enterprise or a Preferred Enterprise (each, as defined and as further discussed below) may be considerably less.

Tax Benefits for Research and Development

Israeli tax law allows, under specified conditions, a tax deduction for R&D expenditures, including capital expenditures, for the year in which they are incurred. These expenses must relate to scientific research and development projects and must be approved by the relevant Israeli government ministry, determined by the field of research. Furthermore, the research and development must be for the promotion of the company and carried out by or on behalf of the company seeking such tax deduction. However, the amount of such deductible expenses is reduced by the sum of any funds received through government grants for the finance of such scientific research and development projects. Expenditures not so approved are deductible over a three-year period. The OCS has approved some of our research and development programs and we have been able to deduct, for tax purposes, a portion of our research and development expenses net of the grants received. Other research and development expenses that are not approved may be deducted for tax purposes in 3 equal installments during a 3-year period.

Taxation of Our Shareholders

The following is a short summary of certain provisions of the tax environment to which our shareholders may be subject.  This summary is based on the current provisions of tax law.  To the extent that the discussion is based on new tax legislation that has not been subject to judicial or administrative interpretation, we cannot assure you that the views expressed in the summary will be accepted by the appropriate tax authorities or the courts.

The summary below does not address all of the tax consequences that may be relevant to all purchasers of our ordinary shares in light of each purchaser’s particular circumstances and specific tax treatment.  For example, the summary below does not address the tax treatment of residents of Israel and traders in securities who are subject to specific tax regimes.  As individual circumstances may differ, holders of our ordinary shares should consult their own tax adviser as to the United States, Israel or other tax consequences of the purchase, ownership and disposition of ordinary shares.  The following is not intended, and should not be construed, as legal or professional tax advice and is not exhaustive of all possible tax considerations.  Each individual should consult his or her own tax or legal adviser.

Capital Gains Tax on Sales of Our Ordinary Shares

Israeli law generally imposes a capital gains tax on the sale of any capital assets by residents of Israel, as defined for Israeli tax purposes, and on the sale of assets located in Israel, including shares in Israeli companies, by both residents and non-residents of Israel, unless a specific exemption is available or unless a tax treaty between Israel and the shareholder’s country of residence provides otherwise. The law distinguishes between “Real Capital Gain” and “Inflationary Surplus”. The Inflationary Surplus is a portion of the total capital gain which is equivalent to the increase of the relevant asset’s purchase price which is attributable to the increase in the Israeli consumer price index or, in certain circumstances, a foreign currency exchange rate, between the date of purchase and the date of sale. The Real Capital Gain is the excess of the total capital gain over the Inflationary Surplus.

Israeli Resident Individuals

Pursuant to the Tax Burden Law, effective as of January 1, 2012, the capital gain tax rate applicable to individuals upon the sale of shares of an Israeli company traded on the TASE, on an authorized stock exchange outside Israel or on a regulated market (which includes a system through which securities are traded pursuant to rules  prescribed by the competent authority in the relevant jurisdiction) in or outside Israel is such individual’s marginal tax rate but not more than 25% (or 30% if the selling individual shareholder is a Significant Shareholder on the date of the sale of the shares or at any time during the 12-month period preceding the sale). A shareholder is considered a “Significant Shareholder” if such shareholder holds, directly or indirectly, alone or together with another, 10% or more of any of the company’s “means of control” (including, among other things, the right to receive profits of the company, voting rights, the right to receive the company’s liquidation proceeds and the right to appoint a director). Different tax rates apply to capital gains accrued from the sale by individuals of securities that are not publicly traded as aforesaid. Dealers in securities in Israel are taxed at the marginal tax rates applicable to business income (up to 45% in 2011).

Dividend Income

Pursuant to the Tax Burden Law, as of January 1, 2012, the income tax rate for dividends paid on our ordinary shares for Israeli residents who are individuals is 25%, or 30% if the dividend recipient is a Significant Shareholder at the time of distribution or at any time during the preceding 12-month period. However, dividends distributed from taxable income accrued during the period of receiving benefit as an Approved Enterprise, a Privileged Enterprise or a Preferred Enterprise, dividends distributed from Preferred Income would be subject to tax at the rate of 15%, if the dividend is distributed during the tax benefit period under the Investment Law or within 12 years after such period.

Israeli Resident Companies

Capital Gain

Under Israeli current tax legislation, the tax rate applicable to Real Capital Gain derived by Israeli resident corporations from the sale of shares of an Israeli company is the general corporate tax rate.  As described in “Governmental Policies that Materially Affected or Could Materially Affect Our Operations” in Item 5 above, recent changes in the law abolished the scheduled progressive reduction of the corporate tax rate and set the corporate tax rate at 25% from 2012 and onwards.

Dividend Income

Generally, Israeli resident companies are exempt from Israeli corporate tax on the receipt of dividends paid on shares of Israeli resident companies. However, dividends distributed from taxable income accrued during the period of benefit of an Approved Enterprise, or a Privileged Enterprise, dividends distributed from Preferred Income would be  taxable at the rate of 15%, if the dividend is distributed during the tax benefit period under the Investment Law or within 12 years after that period.

Non-Israeli Residents

Capital Gain

Israeli capital gains tax is imposed on the disposal of capital assets by a non-Israeli resident if such assets are either (i) located in Israel; (ii) shares or rights to shares in an Israeli resident company, or (iii) represent, directly or indirectly, rights to assets located in Israel, unless a tax treaty between Israel and the seller’s country of residence provides otherwise. As mentioned above, Real Capital Gain applicable upon the sale of shares of an Israeli company traded on the TASE, on an authorized stock exchange outside Israel or on a regulated market (which includes a system through which securities are traded pursuant to rules  prescribed by the competent authority in the relevant jurisdiction) in or outside Israel is generally subject to tax at the corporate tax rate which as of January 1, 2012 is 25%, if generated by a company, or at the rate of 25%  or 30% if generated by a Significant Shareholder. Dealers (both individual and corporate) in securities in Israel are taxed at the tax rates applicable to business income (a corporate tax rate of 25% for a corporation and a marginal tax rate for an individual).

Notwithstanding the foregoing, shareholders who are non-Israeli residents (individuals and corporations) are generally exempt from Israeli capital gains tax on any gains derived from the sale, exchange or disposition of shares publicly traded on a recognized stock exchange outside of Israel, provided, among other things, that (i) such gains are not generated through a permanent establishment that the non-Israeli resident maintains in Israel, (ii) the shares were purchased after being listed on a recognized stock exchange outside of Israel, and (iii) such shareholders are not subject to the Inflationary Adjustment Law. However, non-Israeli corporations will not be entitled to the foregoing exemptions if an Israeli resident (a) has a controlling interest of 25% or more in such non-Israeli corporation, or (b) is the beneficiary of or is entitled to 25% or more of the revenues or profits of such non-Israeli corporation, whether directly or indirectly. Such exemption is not applicable to a person whose gains from selling or otherwise disposing of the shares are deemed to be business income.

In addition, a sale of securities may be exempt from Israeli capital gains tax under the provisions of an applicable tax treaty. For example, under the Convention Between the government of the United States of America and the government of Israel with Respect to Taxes on Income, as amended or the” U.S.-Israel Tax Treaty”, the sale, exchange or disposition of shares of an Israeli company by a person who (i) holds the ordinary shares as a capital asset, (ii) qualifies as a resident of the United States within the meaning of the U.S.-Israel Tax Treaty and (iii) is entitled to claim the benefits afforded to such person by the U.S.-Israel Tax Treaty, generally, will not be subject to the Israeli capital gains tax. Such exemption will not apply if (i) such shareholder holds, directly or indirectly, shares representing 10% or more of such company’s voting capital during any part of the 12-month period preceding such sale, exchange or disposition, (ii) such shareholder, being an individual, has been present in Israel for a period or periods of 183 days or more in the aggregate during the applicable taxable year; or (iii) the capital gains arising from such sale, exchange or disposition are attributable to a permanent establishment of the shareholder which is maintained in Israel. In such case, the sale, exchange or disposition of ordinary shares would be subject to Israeli tax, to the extent applicable; however, under the U.S.-Israel Tax Treaty, U.S. resident would be permitted to claim a credit for the Israeli taxes against the U.S. federal income tax imposed with respect to the sale, exchange or disposition, subject to the limitations in U.S. laws applicable to foreign tax credits. The U.S.-Israel Tax Treaty does not relate to U.S. state or local taxes.

Dividend Income.

Non-Israeli residents (whether individuals or corporations) are generally subject to Israeli income tax on the receipt of dividends paid for our ordinary shares at the rate 25% as of January 1, 2012 and 30% if the dividend recipient is a Significant Shareholder, at the time of distribution or at any time during the preceding 12-month period or 15% if the dividend is distributed from Preferred Income attributed to our Approved Enterprise or Privileged Enterprise, unless a reduced rate is provided under an applicable tax treaty. However, such distribution of dividends is subject to withholding tax at source at a rate of 25% as of January 1, 2012, so long as the shares are registered with a nominee company (whether the recipient is a Significant Shareholder or not) or 15% if the dividend is distributed from Preferred Income attributed to our Approved Enterprise, unless a reduced tax rate is provided under an applicable tax treaty. For example, under the U.S.-Israel Tax Treaty, the maximum rate of tax withheld in Israel on dividends paid to a holder of our ordinary shares who is a U.S. resident (for purposes of the U.S.-Israel Tax Treaty) is 25%. However, generally, the maximum rate of withholding tax on dividends that are paid to a U.S. corporation that holds 10% or more of our outstanding voting capital from the start of the tax year preceding the distribution of the dividend up until (and including) the distribution of the dividend is 12.5%, provided that not more than 25% of our gross income for such preceding year consists of certain types of dividends and interest. Notwithstanding the foregoing, dividends distributed from income attributed to an Approved Enterprise, a Privileged Enterprise or a Preferred Enterprise, dividends distributed from Preferred Income would be subject to a withholding tax rate of 15% for such a U.S. corporation shareholder, provided that the condition related to our gross income for the previous year (as set forth in the previous sentence) is met. If the dividend is attributable partly to income derived from an Approved Enterprise, a Privileged Enterprise or a Preferred Enterprise, and partly to other sources of income, the withholding rate will be a blended rate reflecting the relative portions of the two types of income. U.S. residents who are subject to Israeli withholding tax on a dividend may be entitled to a credit or deduction for United States federal income tax purposes in the amount of the taxes withheld, subject to detailed rules contained in United States tax legislation.

A non-Israeli resident who receives dividends from which tax was withheld is generally exempt from the obligation to file tax returns in Israel with respect to such income, provided that (i) such income was not generated from business conducted in Israel by the taxpayer, and (ii) the taxpayer has no other taxable sources of income in Israel with respect to which a tax return is required to be filed.

For information with respect to the applicability of Israeli capital gains taxes on the sale of ordinary shares by United States residents, see above “Capital Gains Tax on Sales of Our Ordinary Shares.”

United States Federal Income Tax Considerations

Subject to the limitations described below, the following discussion summarizes certain U.S. federal income tax consequences of the purchase, ownership and disposition of our ordinary shares to a U.S. holder that owns our ordinary shares as a capital asset (generally, for investment).  A “U.S. holder” is a holder of our ordinary shares that is:

•

an individual citizen or resident of the United States;

•

a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in the United States or under the laws of the United States, any state or political subdivision thereof or the District of Columbia;

•

an estate, the income of which is subject to U.S. federal income tax regardless of its source; or

•

a trust if (i) a court within the United States is able to exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or (ii) that has in effect a valid election under applicable U.S. Treasury Regulations to be treated as a U.S. person.

Certain aspects of U.S. federal income taxes relevant to a holder of our ordinary shares that is not a U.S. holder (a “Non-U.S. holder”) are also discussed below.

This discussion is based on current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), current and proposed Treasury Regulations, and administrative and judicial decisions as of the date of this annual report, all of which are subject to change, possibly on a retroactive basis. This discussion does not address all aspects of U.S. federal income taxation that may be relevant to any particular U.S. holder in light of the holder’s individual circumstances. In particular, this discussion does not address the potential application of the alternative minimum tax or the U.S. federal income tax consequences to U.S. holders that are subject to special treatment, including U.S. holders that:

•

are holders of our warrants;

 •

are broker-dealers or insurance companies;

 •

have elected mark-to-market accounting;

 •

are tax-exempt organizations or retirement plans;

 •

are grantor trusts;

 •

are certain former citizens or long-term residents of the United States;

 •

are financial institutions;

 •

hold ordinary shares as part of a straddle, hedge or conversion transaction with other investments;

 •

acquired their ordinary shares upon the exercise of stock options or otherwise as compensation;

 •

are real estate investment trusts or regulated investment companies;

 •

own directly, indirectly or by attribution at least 10% of our voting power; or

 •

have a functional currency that is not the U.S. dollar.

If a partnership (or any other entity treated as a partnership for U.S. federal income tax purposes) holds our ordinary shares, the tax treatment of the partnership and a partner in such partnership will generally depend on the status of the partner and the activities of the partnership.  Such a partner or partnership should consult its tax advisor as to its tax consequences.

This discussion is not a comprehensive description of all of the tax considerations that may be relevant to each person’s decision to purchase our ordinary shares. For example, this discussion does not address any aspect of state, local or non-U.S. tax laws or the possible application of United States federal gift or estate taxes.

Each holder of our ordinary shares is advised to consult his or her own tax advisor with respect to the specific tax consequences to him or her of purchasing, owning or disposing of our ordinary shares, including the applicability and effect of federal, state, local and foreign income and other tax laws to his or her particular circumstances.

Taxation of Distributions Paid on Ordinary Shares

Subject to the discussion below under “Tax Consequences if We Are a Passive Foreign Investment Company,” a U.S. holder will be required to include in gross income as dividend income the amount of any distribution paid on our ordinary shares, including any non-U.S. taxes withheld from the amount paid, to the extent the distribution is paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Distributions in excess of earnings and profits will be treated as a return of capital that will be applied against and will reduce the U.S. holder’s tax basis in its ordinary shares and, to the extent in excess of that basis, will be treated as gain from the sale or exchange of ordinary shares. The dividend portion of such distribution generally will not qualify for the dividends received deduction otherwise available to corporations.

Dividends that are received by U.S. holders that are individuals, estates or trusts will be taxed at the rate applicable to long-term capital gains (currently a maximum rate of 15% for taxable years beginning on or before December 31, 2012), provided that such dividends meet the requirements of “qualified dividend income.” Dividends that fail to meet such requirements, and dividends received by corporate U.S. holders, are taxed at ordinary income rates.  In order for our dividends to qualify as “qualified dividend income,” we need to be considered a “qualified foreign corporation,” which generally is either a non-U.S. corporation that is eligible for the benefits of a comprehensive income tax treaty with the United States that includes an information exchange program and which the IRS determines is satisfactory or a non-U.S. corporation the stock of which is readily tradable on an established securities market in the U.S. Furthermore, a dividend received by a U.S. holder will not be a qualified dividend if (1) the U.S. holder held the ordinary share with respect to which the dividend was paid for less than 61 days during the 121-day period beginning on the date that is 60 days before the ex-dividend date with respect to such dividend, excluding for this purpose, under the rules of Code Section 246(c), any period during which the U.S. holder has an option to sell, is under a contractual obligation to sell, has made and not closed a short sale of, is the grantor of a deep-in-the-money or otherwise nonqualified option to buy, or has otherwise diminished its risk of loss by holding other positions with respect to, such ordinary share (or substantially identical securities) or (2) the U.S. holder is under an obligation (pursuant to a short sale or otherwise) to make related payments with respect to positions in property substantially similar or related to the ordinary share with respect to which the dividend is paid.  If we were to be a “passive foreign investment company” (as such term is defined in the Code) for any taxable year, dividends paid on our ordinary shares in such year or in the following taxable year would not be qualified dividends. See the discussion below regarding our passive foreign investment company status under “Tax Consequences if We Are a Passive Foreign Investment Company.”  In addition, a non-corporate U.S. holder will be able to take a qualified dividend into account in determining its deductible investment interest (which is generally limited to its net investment income) only if it elects to do so; in such case the dividend will be taxed at ordinary income rates.

Distributions of current or accumulated earnings and profits paid in foreign currency to a U.S. holder (including any non-U.S. taxes withheld from the distributions) will generally be includible in the income of a U.S. holder in a U.S. dollar amount calculated by reference to the spot NIS/U.S. Dollar exchange rate on the date of the distribution, regardless of whether the payment is in fact converted into U.S. Dollars. A U.S. holder that receives a foreign currency distribution and converts the foreign currency into U.S. dollars after the date of distribution may have foreign exchange gain or loss based on any appreciation or depreciation in the value of the foreign currency against the U.S. dollar, which will generally be U.S. source ordinary income or loss.

U.S. holders will have the option of claiming the amount of any non-U.S. income taxes withheld at source either as a deduction from gross income or as a dollar-for-dollar credit against their U.S. federal income tax liability. Individuals who do not claim itemized deductions, but instead utilize the standard deduction, may not claim a deduction for the amount of the non-U.S. income taxes withheld, but the amount may be claimed as a credit against the individual’s U.S. federal income tax liability. The amount of non-U.S. income taxes that may be claimed as a credit in any taxable year is subject to complex limitations and restrictions, which must be determined on an individual basis by each U.S. holder. These limitations include rules which generally limit foreign tax credits allowable for specific classes of income to the U.S. federal income taxes otherwise payable on each such class of income. The total amount of allowable foreign tax credits in any taxable year generally cannot exceed the pre-credit U.S. tax liability for the taxable year attributable to non-U.S. source taxable income. Dividends paid with respect to our ordinary shares will generally be income from sources outside the United States for foreign tax credit limitation purposes and will generally be “passive income” which is a type of income that is treated separately from other types of income for foreign tax credit limitation purposes.

A U.S. holder will be denied a foreign tax credit for non-U.S. income taxes withheld from a dividend received on our ordinary shares (i) if the U.S. holder has not held the ordinary shares for at least 16 days of the 31–day period beginning on the date which is 15 days before the ex-dividend date with respect to such dividend or (ii) to the extent the U.S. holder is under an obligation to make related payments with respect to positions in substantially similar or related property.  Any days during which a U.S. holder has substantially diminished its risk of loss on the ordinary shares are not counted toward meeting the required 16-day holding period.

Taxation of the Disposition of Ordinary Shares

Subject to the discussion below under “Tax Consequences if We Are a Passive Foreign Investment Company,” upon the sale, exchange or other disposition of our ordinary shares, a U.S. holder will recognize capital gain or loss in an amount equal to the difference between the U.S. holder’s basis in the ordinary shares, which is usually the cost to the U.S. holder of the ordinary shares, and the amount realized on the disposition. In the case of non-corporate U.S. holders, capital gain from the sale, exchange or other disposition of ordinary shares held more than one year will be long-term capital gain and may be subject to a reduced rate of taxation (long-term capital gains are currently taxable at a maximum rate of 15% for taxable years beginning on or before December 31, 2012).  Gain or loss recognized by a U.S. holder on a sale, exchange or other disposition of ordinary shares will generally be treated as U.S. source income for U.S. foreign tax credit purposes. The deductibility of a capital loss recognized on the sale, exchange or other disposition of ordinary shares may be subject to limitations.

A U.S. holder that uses the cash method of accounting calculates the dollar value of the proceeds received on the sale as of the date that the sale settles.  However, a U.S. holder that uses the accrual method of accounting is required to calculate the value of the proceeds of the sale as of the trade date and may therefore realize foreign currency gain or loss. A U.S. holder may avoid realizing foreign currency gain or loss by electing to use the settlement date to determine the proceeds of sale for purposes of calculating the foreign currency gain or loss. In addition, a U.S. holder that receives foreign currency upon disposition of ordinary shares and converts the foreign currency into dollars after the settlement date or trade date (whichever date the U.S. holder is required to use to calculate the value of the proceeds of sale) may have foreign exchange gain or loss based on any appreciation or depreciation in the value of the foreign currency against the dollar, which will generally be U.S. source ordinary income or loss.

Tax Consequences if We Are a Passive Foreign Investment Company

For U.S. federal income tax purposes, we will be classified as a passive foreign investment company, or PFIC, for any taxable year in which either, after applying certain look-thru rules, (i) 75% or more of our gross income is passive income or (ii) at least 50% of the average value (determined on a quarterly basis) of our total assets for the taxable year produce or are held for the production of passive income. For this purpose, cash is considered to be an asset which produces passive income.  Passive income includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of certain assets which produce passive income.

Based on our analysis of our gross income, assets, activities and market capitalization, we do not believe we were a PFIC for the taxable year ended December 31, 2011.  However, there can be no assurances that the IRS will not challenge our analysis or our conclusions regarding our PFIC status.  There is a risk that we were a PFIC for one or more prior taxable years.  If we were a PFIC during any prior years, U.S. holders that acquired or held our ordinary shares during such years generally will be subject to the PFIC rules regardless of whether we are a PFIC for 2011.  However, if we were not a PFIC for 2011, U.S. holders who acquired our ordinary shares in 2011 will not be subject to the PFIC rules unless we are classified as a PFIC in future years.  The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of our future income, assets, activities and market capitalization, which are relevant to this determination.

If we are a PFIC, a U.S. holder of our ordinary shares could be subject to increased tax liability upon the sale or other disposition (including gifts) of its ordinary shares or upon the receipt of amounts treated as “excess distributions,” which could result in a reduction in the after-tax return to such U.S. holder. In general, an excess distribution is the amount of distributions received during a taxable year that exceed 125% of the average amount of distributions received by a U.S. holder in respect of the ordinary shares during the preceding three taxable years, or if shorter, during the U.S. holder’s holding period prior to the taxable year of the distribution. Under these rules, the excess distribution and any gain on the disposition of ordinary shares would be allocated ratably over the U.S. holder’s holding period for the ordinary shares. The amount allocated to the current taxable year and any taxable year prior to the first taxable year in which we were a PFIC would be taxed as ordinary income. The amount allocated to each of the other taxable years would be subject to tax at the highest marginal rate in effect for the applicable class of taxpayer for that taxable year, and an interest charge for the deemed deferral benefit would be imposed on the resulting tax allocated to such other taxable years. The tax liability with respect to the amount allocated to taxable years prior to the year of the disposition or distribution cannot be offset by net operating losses. In addition, holders of stock in a PFIC may not receive a “step-up” in basis on PFIC shares acquired from a decedent. Furthermore, if we are a PFIC, each U.S. holder will generally be required to file an annual report with the IRS for taxable years beginning on or after March 18, 2011.

As an alternative to the tax treatment described above, a U.S. holder could elect to treat us as a “qualified electing fund” (“QEF”), in which case the U.S. holder would be required to include in income, for each taxable year that we are a PFIC, its pro rata share of our ordinary earnings as ordinary income and its pro rata share of our net capital gains as long-term capital gain, subject to a separate election to defer payment of taxes which deferral is subject to an interest charge.  Any income inclusion will be required whether or not such U.S. holder owns our ordinary shares for an entire taxable year or at the end of our taxable year. The amount so includable will be determined without regard to our prior year losses or the amount of cash distributions, if any, received from us.  Special rules apply if a U.S. holder makes a QEF election after the first taxable year in its holding period in which we are a PFIC.  We will supply U.S. holders that make a request in writing with the information needed to report income and gain under a QEF election if we are a PFIC.  A U.S. holder’s tax basis in its ordinary shares will increase by any amount included in income and decrease by any amounts not included in income when distributed because such amounts were previously taxed under the QEF rules. So long as a U.S. holder’s QEF election is in effect with respect to the entire holding period for its ordinary shares, generally, any gain or loss realized by such holder on the disposition of its ordinary shares held as a capital asset ordinarily would be capital gain or loss. The QEF election is made on a shareholder-by-shareholder basis, applies to all ordinary shares held or subsequently acquired by an electing U.S. holder and can be revoked only with the consent of the IRS.

As an alternative to making a QEF election, a U.S. holder of PFIC stock which is “marketable stock” (e.g., “regularly traded” on the NASDAQ Capital Market) may in certain circumstances avoid certain of the tax consequences generally applicable to holders of stock in a PFIC by electing to mark the stock to market as of the beginning of such U.S. holder’s holding period for the ordinary shares. As a result of such an election, in any taxable year that we are a PFIC, a U.S. holder would generally be required to report gain or loss to the extent of the difference between the fair market value of the ordinary shares at the end of the taxable year and such U.S. holder’s tax basis in its ordinary shares at that time.  Any gain under this computation, and any gain on an actual disposition of the ordinary shares in any year in which we are a PFIC, would be treated as ordinary income. Any loss under this computation, and any loss on an actual disposition of the ordinary shares in any year in which we are a PFIC, generally would be treated as ordinary loss to the extent of the cumulative net-mark-to-market gain previously included. Any remaining loss from marking ordinary shares to market will not be allowed, and any remaining loss from an actual disposition of ordinary shares in any year in which we are a PFIC generally would be capital loss. A U.S. holder’s tax basis in its ordinary shares is adjusted annually for any gain or loss recognized under the mark-to-market election. There can be no assurances that there will be sufficient trading volume with respect to the ordinary shares for the ordinary shares to be considered “regularly traded” or that our ordinary shares will continue to trade on the NASDAQ Capital Market.  Accordingly, there are no assurances that the ordinary shares will be marketable stock for these purposes. As with a QEF election, a market-to-market election is made on a shareholder-by-shareholder basis, applies to all ordinary shares held or subsequently acquired by an electing U.S. holder and can only be revoked with consent of the IRS (except to the extent the ordinary shares no longer constitute “marketable stock”).

The U.S. federal income tax consequences to a U.S. holder if we were to be a PFIC are complex. In view of the uncertainty regarding our determination as a PFIC for past years and possibly for subsequent years, U.S. Shareholders are urged to consult their own tax advisors for guidance as to our status as a PFIC.  For those U.S. shareholders who determine that we are a PFIC and, after consultation with their advisors, wish to make the QEF or the market-to-market election described above, such shareholders may notify us in writing and we will promptly make any such necessary information available to them.

A U.S. holder should consult with his or her own advisor with regard to those consequences, as well as with regard to whether he or she should make either of the elections described above.

Tax Consequences for Non-U.S. Holders of Ordinary Shares

Except as described in “Information Reporting and Backup Withholding” below, a Non-U.S. holder of our ordinary shares generally will not be subject to U.S. federal income or withholding tax on the payment of dividends on, and the proceeds from the disposition of, our ordinary shares, unless, in the case of U.S. federal income taxes:

•

the dividend or proceeds, as the case may be, are  effectively connected with the conduct by the Non-U.S. holder of a trade or business in the United States and, in the case of a resident of a country which has a treaty with the United States, the item is attributable to a permanent establishment in the United States, or in the case of an individual, the item is attributable to a fixed place of business in the United States; or

•

the Non-U.S. holder is an individual who holds the ordinary shares as a capital asset and is present in the United States for 183 days or more in the taxable year of the dividend or disposition and certain other conditions are met.

Information Reporting and Backup Withholding

U.S. holders (other than exempt recipients such as corporations) generally are subject to information reporting requirements with respect to dividends paid in the United States on, or proceeds from the disposition of, our ordinary shares. In addition, a U.S. holder may be subject, under certain circumstances, to backup withholding at a rate of up to 28% with respect to dividends paid on, or proceeds from the disposition of, our ordinary shares unless the U.S. holder provides proof of an applicable exemption or correct taxpayer identification number and otherwise complies with applicable requirements of the backup withholding rules. A U.S. holder of our ordinary shares who provides an incorrect taxpayer identification number may be subject to penalties imposed by the IRS.

Non-U.S. holders generally are not subject to information reporting or backup withholding with respect to dividends paid on, or proceeds from the disposition of, our ordinary shares, provided that the Non-U.S. holder provides its taxpayer identification number, certifies to its foreign status, or establishes another exemption to the information reporting or back-up withholding requirements.

Any amounts withheld under the backup withholding rules detailed above are not an additional tax and may be refunded or credited against the U.S. holder’s federal

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is included under the captions “Directors, Executive Officers and Corporate Governance,” “Audit and Compensation Committees” “Nominating Procedures “ and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is included under the captions “Executive Compensation Summary,” “Equity Awards,” “Compensation Committee,” “Compensation Committee Report on Executive Compensation” and “Director Compensation” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is included under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

The information required by Item 13 is included under the captions “Director Independence” and “Related Person Transactions” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is included under the caption “Fees Paid” and “Audit Committee” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd.	8-K	000-52545	2.1	11/23/11
3.1	Articles of Incorporation	10-SB	000-52545	3.01	4/2/07
3.2	Certificate of Amendment to Articles of Incorporation filed April 11, 2001	10-SB	000-52545	3.02	4/2/07
3.3	Certificate of Amendment to Articles of Incorporation filed January 6, 2012					X
3.4	Current Bylaws	10-SB	000-52545	3.03	4/2/07
4.1	Specimen Common Stock Certificate					X
10.1	Warrant dated November 21, 2011 to Can-Fite Biopharma Ltd. for 2,160,102 shares	8-K	000-52545	4.1	11/23/11
10.2	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd.	8-K	000-52545	10.1	11/23/11
10.3	License Agreement, dated November 21, 2011, between Can-Fite Biopharma Ltd. and Eyefite Ltd.	8-K	000-52545	10.2	11/23/11
10.4	Services Agreement, dated November 21, 2011, by and among Can-Fite Biopharma Ltd., Eyefite Ltd. and the Company	8-K	000-52545	10.3	11/23/11
10.5	2012 Stock Incentive Plan*	8-K	000-52545	4.1	2/9/12
10.6	Option Agreement dated November 21, 2011, with Jacob Wonsover*					X
10.7	Option Agreement dated November 21, 2011, with Traum-Urlaub, Inc.*					X
10.8	Agreement dated February 2, 2012, with Roger Korenberg*					X
16.1	Letter from R.R. Hawkins & Associates International to the Securities and Exchange Commission dated December 5, 2011.	8-K	000-52545	16.1	12/5/11
21.1	Subsidiaries	8-K	000-52545	16.1	11/23/11
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OphthaliX Inc.

Date: March 28, 2012	By:	/s/ Pnina Fishman
Pnina Fishman, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Pnina Fishman Pnina Fishman	Director & Chief Executive Officer (Principal Executive Officer)	March 28, 2012
/s/ Itay Weinstein Itay Weinstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2012
/s/ Ilan Cohn Ilan Cohn	Director	March 28, 2012
/s / Guy Regev Guy Regev	Director	March 28, 2012
/s/ Roger Kornberg Roger Kornberg	Director	March 28, 2012

OPHTHALIX INC. AND ITS SUBSIDIARY

(Formerly Denali Concrete Management Inc.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

OPHTHALIX INC.

(Formerly Denali Concrete Management Inc.)

(A development stage company)

We have audited the accompanying consolidated balance sheet of Ophthalix Inc. (a development stage company) (the "Company") and its subsidiary as of December 31, 2011, and the related statement of operations, changes in shareholders' equity and cash flows for the period from June 27, 2011 (the inception date) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2011, and the consolidated results of their operations and cash flows for the period from June 27, 2011 (the inception date) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 29, 2012	A Member of Ernst & Young Global

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands, except share and per share data

December 31, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,441
Investment in Parent Company (Note 3)	172
Other accounts receivable (Note 4)	3

Total current assets	3,616

LONG-TERM ASSETS:
Investment in Parent Company (Note 3)	1,336

Total long-term assets	1,336

Total assets	$4,952

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Related company (Note 8)	$140
Other accounts payables and accrued expenses (Note 5)	160

Total current liabilities	300

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement (Note 6)	1,436

Total non-current liabilities	1,436

SHAREHOLDERS' EQUITY:
Share capital
Preferred Shares - Authorized: 1,000,000 shares at December 31, 2011; Issued and Outstanding: 0 shares at December 31, 2011	-
Common Shares of $0.001 par value - Authorized: 100,000,000 shares at December 31, 2011; Issued and Outstanding: 46,985,517 shares at December 31, 2011	47
Additional Paid-in capital	4,570
Accumulated deficit	(1,401)

Total shareholders' equity	3,216

Total liabilities and shareholders' equity	$4,952

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

U.S. dollars in thousands, except share and per share data

Period from June 27, 2011 (inception date) to December 31, 2011

Operating expenses:
Research and development	216
General and administrative	135

Total operating expenses	351

Financial expenses, net	1,050

Net loss	$1,401

Net loss per share:
Basic and diluted net loss per share	$(0.04)

Weighted average number of Ordinary shares used in computing basic and diluted net loss per share	$38,349,843

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share and per share data

			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders'
	Number	Amount	capital	deficit	equity

Balance as of June 27, 2011 inception date	36,000,000	$36	$(36)	$-	$-
Net Loss for period ending November 21, 2011	-	-	-	(21)	(21)
Shares issued with respect to acquisition of Ophthalix Inc.	5,540,431	6	(6)	-	-
Issuance of common shares and warrants, net (a)	5,445,086	5	4,656	-	4,661
Unrealized loss from the investment in Parent Company	-	-	(44)	-	(44)

Net loss	-	$-	$-	$(1,380)	$(1,380)

Balance as of December 31, 2011	46,985,517	$47	$4,570	$(1,401)	$3,216

(a)

Net of issuance expenses in an amount of $612 (see Note 8b).

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

Period from June 27, 2011 (inception date) to December 31, 2011

Cash flows from operating activities:

Net loss	$(1,401)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other account receivables	(3)
Increase in other payables and accrued expenses	300
Changes in fair value of the derivative related to Service Agreement	1,048

Net cash used in operating activities	(56)

Cash flows from financing activities:

Proceeds from issuance of Ordinary Shares and warrants, net	3,497

Net cash provided by financing activities	3,497

Change in cash and cash equivalents	3,441
Cash and cash equivalents at the beginning of the period	-

Cash and cash equivalents at the end of the period	$3,441

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL

a.

Ophthalix Inc. (the "Company" or "Ophthalix") (formerly: "Denali Concrete Management Inc." or "Denali"), originally incorporated in the State of Nevada on December 10, 1999 under the name Bridge Capital.com Inc. Bridge Capital.com Inc., was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management in March 2001. The Company was a concrete placement company specializing in providing concrete improvements in the road construction industry. Denali operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.

In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity, remaining as a public shell company in the US.

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation with the execution of the transaction, between Can-Fite Biopharma Ltd. (the "Parent Company" or "Can Fite") a public company in Israel and the Company, as further detailed in Note 1.b. below.

The Company and the Subsidiary conduct research and development activities using an exclusive worldwide license for a therapeutic drug CF101 solely for the field of ophthalmic diseases after the consummation of the following transaction. See also Note 1.b.2.

Following the transaction the Company changed its name to Ophthalix Inc.

b.

Reverse recapitalization transaction and related arrangements:

1.

Recapitalization –

On November 21, 2011, (the "Closing Date") the Company acquired all the outstanding shares of Eye-Fite, in consideration for the issuance by Ophthalix to Can-Fite of 36,000,000 shares (and warrants to purchase shares) of Ophthalix representing, approximately 87% of the fully diluted issued and outstanding share capital of the Company. Immediately prior and as a condition to the closing of the transaction, Ophthalix entered into subscription agreements with new investors (the "New Investors") pursuant to which, Ophthalix received additional funds in amount of $3,330 (excluding $333 of issuance expenses paid in cash) in consideration for issuing of 2,910,456 Ordinary shares of Ophthalix at a price per share of $1.144.

In addition, Ophthalix issued to Can-Fite, 2,097,626 Ordinary shares of the Company, in exchange for Ordinary shares of Can-Fite valued, at such time of grant, at $2,400.

Consequently, the Company holds 17,873,054 shares of Can-Fite's outstanding Ordinary shares, (approximately 7% of Can-Fite's issued and outstanding share capital).

In accordance with the Israeli Securities Law (1968), Section 15C and related Securities Regulations, the shares issued by Can-Fite to Ophthalix, have a Resale Restriction Period, which consists of one (1) year of full restriction and a liquidation period of eight (8) consecutive quarters, thus Ophthalix will be able to sell 12.5% of Can-Fite's issued shares, every quarter starting from November 21, 2012. See also Note 2.e.

As part of the recapitalization arrangement, Can-Fite made an additional equity investment in Ophthalix in amount of $500 in consideration with the issuance of an aggregate of 437,005 Ordinary shares of Ophthalix at a price per share of $1.144.

In relation with the subscription mentioned above, the Company agreed to apply full-ratchet anti-dilution protective provision for the benefit of the investors (including Can-Fite) for their issued shares solely in the event that Ophthalix enters into another financing during the 12 months following the transaction date, at a price which is lower than $1.144 per common stock of Ophthalix.

In contemplation with the recapitalization transaction, subject to a share capital increase, for each two Ordinary shares purchased by the New Investors and Can-Fite, they will be granted by the Company one warrant to acquire one Ordinary share of the Company. The exercise price of the warrants is $1.72 per Ordinary share. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain non standard anti-dilution provisions, (See note 8.b).

NOTE 1:-

GENERAL (Cont.)

The Transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, Eye-Fite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eye-Fite since inception.

2.

License and research and development services from Can-Fite

In connection with consummation of the transaction, the Company and Can-Fite entered into a license agreement, pursuant to which Can-Fite granted Eye-Fite a sole and exclusive worldwide license for the use of CF101, solely in the field of ophthalmic diseases ("CF101"). Eye-Fite shall be obligated to make to the USA National Institutes of Health ("NIH"), which its patents are included in the license to Eye-Fite, for as long as the PHS Agreement is in effect, a nonrefundable minimum annual royalty fees and potential future royalties of 4.0% to 5.5% on net sales.

In addition the Company will be obligated to certain milestone payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. As of December 31, 2011 the Company has not reached any milestone or earned revenue that would trigger such payments to Can-Fite.

In addition, following the closing of the transaction, an agreement was signed between Can-Fite, Ophthalix and Eye-Fite (the "Service Agreement"). According to the Service Agreement, Can-Fite will manage the research and development activities relating to pre-clinical and clinical studies for the development of the ophthalmic indications of CF101. According to the Service Agreement, in consideration for Can-Fite’s services, Eye-Fite shall pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%). In addition, the Company is committed to future additional payments equal to 2.5% of any and all proceeds received by Eye-Fite relating to the activities regarding the drug (the "Additional Payment").

According to the Service Agreement, Can-Fite will have the right, at any time until the expiry of 5 years from the closing of the transaction, to convert the Additional Payment into an additional 2,160,102 shares of common stock of the Company (subject to adjustment in certain circumstances - See also Note 6).

Prior to the consummation of the transaction, Can Fite incurred in its research and development activities of the above assets direct costs that amounted to approximately $250 $153 and $598 in the years ended December 31, 2009 and 2010 and the nine-month period ended December 31, 2011.

c.

The Company devotes all of its efforts toward research and development activities. As of December 31, 2011 the Company has no sufficient capital resources to carry its research and development activities until commercialization of the underlying products. The Company is addressing its liquidity issues by implementing initiatives to allow the coverage of its anticipated budget deficit. Such initiatives may include monetizing part of Company's assets, such as the Company's investment in Can-Fite's shares. In addition, in the event that the Company will not have sufficient liquidity resources after taking the above initiatives, Can-Fite committed not to bill the Company for research and development services, in order to overcome any potential budget deficit.

There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES

a.

Use of estimates:

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.

Financial statements in U.S. dollars:

The accompanying financial statements have been prepared in U.S. dollars, the functional and reporting currency of the Company.

Eye-Fite conducts the majority of its operations in Israel. However, most of its expenses are in the U.S. dollar and the Company's management believes that the dollar is the currency of the primary economic environment in which Eye-Fite operates. Thus, the functional and reporting currency of Eye-Fite is the U.S. dollar.

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with ASC 830-10, "Foreign Currency Matters". All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

c.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

d.

Cash equivalents:

Cash equivalents include short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less from time of deposit.

e.

Investment in Parent Company:

In accordance with ASC320, the accounting for the Company's investment in the equity securities depend on the remaining period of the tradability restriction in its respective market of the shares, described in note 1.b

Shares that are restricted for less than one year should be re-measured to reflect fair value at each cutoff date. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive income in the consolidated balance sheet. The rest of the restricted shares that have trade restrictions for more than one year should be accounted as a financial asset, on a cost basis (Based on the valuation of an expert as of transaction date).

For investments classified as available-for-sale securities, unrealized gains and losses are recorded in accumulated other comprehensive income, a separate component of shareholders' equity, realized gains and losses on sales of available-for-sale securities, as determined on a specific identification basis, are included in the consolidated statement of operations.

The Company recognizes an impairment charge when a decline in the fair value of its investments in securities is below the cost basis of such securities is judged to be other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in “other than temporary impairment, net of gain on sale of marketable securities previously impaired” in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. As of December 31, 2011 no other than temporary impairment was identified.

f.

Research and development expenses:

All research and development costs are expensed as incurred.

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.

Accounting for stock-based compensation:

The Company applies ASC 718 and ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the warrants at the measurement date.

h.

Net loss per share:

Basic earnings per share are computed based on the weighted average number of Ordinary shares outstanding during each year. Diluted earnings per share are computed based on the weighted average number of Ordinary shares outstanding during each year, plus dilutive potential Ordinary shares considered outstanding during the year, in accordance with ASC 260, "Earnings per Share" (formerly: Statement of Financial Accounting Standards No. 128, "Earnings per Share").

Basic and diluted net loss per share is computed using the weighted average number of Ordinary shares outstanding during the period. For the period ended December 31, 2011 all outstanding warrants, have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

i.

Income taxes:

The Company and its subsidiary account for income taxes and uncertain tax positions in accordance with ASC 740, "Income Taxes". ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company and its subsidiary provide a full valuation allowance, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2011, this standard has no effect to the Company's financial statements.

j.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, marketable securities, trade receivables and other account receivables.

Cash and cash equivalents are deposited with major banks in Israel and major banks in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are institutions with high credit standing, and accordingly, minimal credit risk exists with respect to these investments.

k.

Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short-term maturities.

The Company adopted ASC 820, "Fair Value Measurements and Disclosures". ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Level 1 -

Observable input that reflects quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -

Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 -

Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

l.

Impact of recently issued Accounting Standards:

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This pronouncement is an authoritative guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company is currently evaluating the effect of ASU No. 2011-04, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which specifies that the total of comprehensive income, the components of net income and the components of other comprehensive income are to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. No change has been made in the items to be reported in comprehensive income. ASU No. 2011-05 is effective for the interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

NOTE 3: -

INVESTMENT IN PARENT COMPANY

As discussed in note 1.b. the Company currently holds 17,873,054 shares of Can-Fite's outstanding Ordinary shares that have certain a resale restriction provisions.

As of December 31, 2011 the Company holds $ 172 in marketable securities classified in short term assets, designated as available-for-sale and $1,336 as restricted marketable securities classified in long term assets, presented at cost basis as of December 31, 2011 (Can-Fite shares).

In estimating Can-Fite's fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions for as of November 21, 2011, and December 31, 2011: risk-free interest rates ranging from 2.69% to 3.41%; dividend yields of 0%; volatility factors of 76.26%-76.3%; and a weighted-average contractual life of the options of between 0.89 and 2.75 years.

As a result, the fair value of the Company's holdings in Can-Fite's shares on the transaction date reflects the resale restriction. The fair value of these shares as of December 31, 2011 and November 21, 2011 was $1,508 and $1,552 respectively. For accounting purposes their fair value represents a discount of the Can-Fite's shares market value of $854 and $848, respectively.

NOTE 4:-

OTHER ACCOUNTS RECEIVABLE

December 31,
2011

VAT authorities	$3

$3

NOTE 5:-

OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

December 31,
2011

Accrued expenses	$154
Suppliers	6

$160

NOTE 6:-

DERIVATIVE RELATED TO AGREEMENT

In contemplation with the recapitalization transaction described in Note 1b, on November 21, 2011 the Company entered into the Service Agreement.

According to the Service Agreement, in consideration for Can-Fite’s services, Eye-Fite shall pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%). Furthermore, the Company is required to pay Can-Fite an additional payment of 2.5% from all future proceeds received by Ophthalix or any of its affiliates in relation to CF101. Can-Fite has the right (the "Exchange Right"), at any time from November 21, 2011 until the 5th-year anniversary thereof, to convert its exchange right for the additional payment into a warrant (the "Warrant") to purchase 2,160,102 shares of common stock of the Company. The exercise price for the Warrant shall be as follows: (i) in the event that within 12 months of November 21, 2011, the Company or any of its affiliates completes any transaction which has a “bio-dollar” value of more than $100 million (a "Qualified Financing Arrangement"), then the exercise price shall be the par value of the shares of common stock, and (ii) at any other time, then the exercise price for all the shares shall be an aggregate of US$2.5 Million, equal to a per share exercise price of $1.144.

The Company's management has considered ASC 815 in order to evaluate whether the Exchange Right (contingent call option to holders) instrument is a financial instrument that has the characteristics of a derivative. In specific the Company's management had also evaluated ASC 815-10-15-74(a) scope exception.

Based on the analysis above, the Company's management concluded that the Exchange Right doesn't have fixed settlement provisions, and therefore, should be classified as liability at inception. The Exchange Right will be re-measured at fair value each reporting period until date if exercise or expiration with the change in value reported in the statement of operations (as part of financial income/expenses).

Consequently, the Company recorded as part of the recapitalization transaction a liability related to the "Exchange Right" in the amount of $438 based on its fair value. Issuance expenses that were allocated to this component, amounted to $ 50, were expensed immediately and are included as part of financial expenses in the consolidated statements of operations (see Note 7 for the re-measurement at year end).

The fair value of the derivatives was determined using the binomial option-pricing model. This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term.

In estimating the derivative fair value, the Company used the following assumptions:

	Issuance date	December 31, 2011

Risk-free interest rate (1)	2.82-3.41%	2.69-3.21%
Expected volatility (2)	76.26%	76.30%
Expected life (in years) (3)	1.01-2.75	0.89-2.64
Expected dividend yield (4)	0	0

NOTE 6:-

DERIVATIVE RELATED TO AGREEMENT (Cont.)

(1)

Risk-free interest rate - based on the yields from U.S. treasury bonds with different periods to maturity (according to different projection periods).

(2)

Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the option.

(3)

Expected life - the expected life of the conversion feature was based on the term of the derivative.

(4)

Expected dividend yield - was based on the fact that the Company has not paid dividends to Ordinary shareholders in the past and does not expect to pay dividends to Ordinary shareholders.

NOTE 7:-

FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its marketable securities and embedded derivatives at fair value. Marketable securities fair value is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. The assets are classified within Level 2 on the fair value hierarchy. Derivatives are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of December 31, 2011.

	December 31, 2011
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3
Investment in Parent Company	$172	$-	$172	$-
Derivative related to Service Agreement	(1,436)	-	-	(1,436)
Total Financial Assets, net	$(1,264)	$-	$172	$(1,436)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2011. The Company’s Level 3 instruments consist of derivatives (see Note 6).

Fair value measurements using significant unobservable inputs (Level 3):

Fair value of Derivatives

Balance at June 27, 2011	$-

Fair value of derivatives (see Note 6)	438
Change in fair value of derivatives	998

Balance at December 31, 2011	$1,436

NOTE 8:-

SHARE CAPITAL

a.

Ordinary shares:

The Ordinary shares represent the Legal acquirer, meaning Ophthalix's share capital as of the transaction date.

Ordinary shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company, the right to receive dividends, if declared.

b.

Warrants:

In contemplation with the recapitalization transaction, subject to a share capital increase, for each two Ordinary shares purchased by the New Investors and Can-Fite, they will be granted by the Company one warrant to acquire one Ordinary share of the Company. The exercise price of the warrants is $1.72 per Ordinary share. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain non standard anti-dilution provisions.

According to ASC 815-40-15 and 25 instructions, the Company's management evaluated whether the warrants are entitled to the scope exception in ASC 815-10-15-74 (as the warrants meet the definition of a derivative under ASC 815-10-15-83). Based on their straight forward terms (i.e. fix exercise price, no DRP or other provisions that will preclude them from being considered indexed to the Company own stock) the Company's management concluded that the warrants should be classified as equity at inception.

In contemplation of the transaction, the Company issued a total of 532,870 warrants to consultants and brokers involved in the transaction with a fair value in total of $329 (the "Adviser Warrants").

Therefore, the fair value of the Adviser Warrants were accounted as issuance expenses, whereas $304 allocated to equity component and were deducted from additional paid in capital, $25 were allocated to a derivative component and expensed immediately as part of financial expenses. All the Adviser Warrants are fully vested. The Company estimates the fair value of Adviser Warrants granted using the Black-Scholes option-pricing model.

The Company used the following weighted-average assumptions for granted options:

December 31
2011

Volatility	76.23%
Risk-free interest rate	0.92%
Dividend yield	0%
Expected life (years)	3.72

Warrants exercise price is $1.144 and intrinsic value of $ 458.

NOTE 9:-

INCOME TAXES

The Company and its Israeli subsidiary are separately taxed under the domestic tax laws of the state of incorporation of each entity.

a.

Net operating losses carryforward:

The Company is subject to U.S. income taxes. As of December 31, 2011, the Company has net operating loss carryforwards for federal income tax purposes of approximately $93 which expires in the years 2018 to 2031. The Company has no operating loss carry forwards for state income tax purposes. Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company's subsidiary in Israel has estimated accumulated losses for tax purposes as of December 31, 2011, in the amount of approximately $95 which may be carried forward and offset against taxable income in the future for an indefinite period. The Company's subsidiary has not filed any tax return as of December 31, 2011.

NOTE 9:-

INCOME TAXES (Cont.)

b.

According to the law in Israel, the results of the Israeli subsidiary for tax purposes are measured in nominal values, excluding certain adjustments for changes in the Israeli CPI.

c.

Loss before taxes is comprised as follows:

Year ended December 31,
2011

Domestic (USA)	$1,161
Foreign (Israel)	240

$1,401

d.

Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company and its subsidiaries' deferred tax assets are comprised of operating loss carryforward and other temporary differences. Significant components of the Company and its subsidiaries deferred tax assets are as follows:

December 31,
2011

Research and development credit	$36
Operating loss carryforward	56

Net deferred tax asset before valuation allowance	92
Valuation allowance	(92)

Net deferred tax asset	$-

The Company and its subsidiaries have provided valuation allowances in respect of deferred tax assets resulting from operating loss carryforward and other temporary differences.

Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

e.

Tax rates applicable to the income of the Company:

The Israeli corporate tax rate is 24% in 2011.

On December 5, 2011, the Israeli Parliament (the Knesset) passed the Law for Tax Burden Reform (Legislative Amendments), 2011 ("the Law") which, among others, cancels effective from 2012, the scheduled progressive reduction in the corporate tax rate. The Law also increases the corporate tax rate to 25% in 2012. In view of this increase in the corporate tax rate to 25% in 2012, the real capital gains tax rate and the real betterment tax rate were also increased accordingly.

NOTE 10:-

RELATED PARTY TRANSACTIONS

On November 21, 2011, the Company entered into a license agreement with the Parent Company, for further information see notes 1b and 6.  During the period from November 21, 2011 until December 31, 2011, the Company recorded a total of $117 as R&D expenses and a liability of $140 with respect to this agreement.

NOTE 11:-

SUBSEQUENT EVENTS

On January 25, 2012, the certificate of amendment filed with the Nevada Secretary of State changing the name of the Company from Denali Concrete Management, Inc. to OphthaliX Inc. went effective. Effective February 1, 2012, the Company’s trading symbol will change from DCMG to OPLI.

On January 2012, the Company granted a Board Member, ten-year options to purchase 235,000 common shares of the Company at $2.00 per share. The options will vest as follows: 19,583 on March 31, 2012 and 19,583 on the last day of each month thereafter so long as he remains a director until fully vested. The options will be granted under the Company’s 2012 Stock Incentive Plan. The agreement prohibits Dr. Kornberg from employment or connection with, or holding any office in, any business or undertaking which competes with any business of the Company or is a customer or supplier of the Company.

On February 6, 2012, shareholders owning a majority of the voting control of the Company approved, by written consent, the 2012 Plan. Awards may be made under the 2012 Plan for up to 4,900,000 shares of common stock, $0.001 par value per share, of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the 2012 Plan. The form of the 2012 Plan was approved by the Board of Directors on January 2, 2012 (the “Effective Date”). No Awards can be granted under the 2012 Plan after the expiration of 10 years from the Effective Date, but awards previously granted may extend beyond that date. It is anticipated that the Delaware corporation formed as a result of the Reincorporation will assume the 2012 Plan.