Form 10-Q
period 2012-03-31
OphthaliX, Inc.
filed 2012-05-15
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-52545

OphthaliX Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1656 Reunion Avenue, Suite 250, South Jordan, UT	84095
(Address of principal executive offices)	(Zip Code)

+(972) 36133372
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of the registrant’s common stock on May 2, 2012, was 46,985,517.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Statements of Changes in Shareholders' Equity	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 11

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2012	December 31, 2011
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,467	$3,441
Investment in parent company	263	172
Other accounts receivable	546	3

Total current assets	3,276	3,616

LONG-TERM ASSETS:
Investment in parent company	1,128	1,336

Total long-term assets	1,128	1,336

Total assets	$4,404	$4,952

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Related company	$338	$140
Other accounts payables and accrued expenses	170	160

Total current liabilities	508	300

NON-CURRENT LIABILITIES:
Derivative related to service agreement	3,553	1,436

Total non-current liabilities	3,553	1,436

SHAREHOLDERS' EQUITY:
Share capital
Preferred Shares - Authorized: 1,000,000 shares at March 31, 2012 and December 31, 2011; Issued and Outstanding: 0 shares at March 31, 2012 and December 31, 2011	-	-
Common Shares of $0.001 par value - Authorized: 100,000,000 shares at March 31, 2012 and December 31, 2011; Issued and Outstanding: 46,985,517 shares at March 31, 2012 and December 31, 2011	47	47
Additional Paid-in capital	4,682	4,614
Accumulated other comprehensive loss	(161)	(44)
Accumulated deficit	(4,225)	(1,401)

Total shareholders' equity	343	3,216

Total liabilities and shareholders' equity	$4,404	$4,952

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,	Period from June 27, 2011 (inception date) to March 31,
	2012	2012
	Unaudited	Unaudited

Operating expenses:
Research and development	$508	$724
General and administrative	202	337

Total operating expenses	710	1,061

Financial expenses, net	2,114	3,164

Net loss	$2,824	$4,225

Net loss per share:
Basic and diluted net loss per share	$(0.06)	$(0.10)

Weighted average number of Common shares used in computing basic and diluted net loss per share	46,985,517	41,176,629

Comprehensive loss	2,941	4,386

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share and per share data

				Accumulated
			Additional	Other		Total
	Common shares		paid-in	Comprehensive	Accumulated	shareholders'
	Number	Amount	capital	Loss	deficit	equity

Balance as of June 27, 2011 (inception date)	36,000,000	$36	$(36)	$-	$-	$-

Net loss	-	-	-	-	(21)	(21)
Shares issued with respect to reverse acquisition of OphthaliX Inc.	5,540,431	6	(6)	-	-	-
Issuance of Common shares and warrants, net (a)	5,445,086	5	4,656	-	-	4,661
Other Comprehensive Loss	-	-	-	(44)	-	(44)

Net loss	-	-	-	-	(1,380)	(1,380)

Balance as of December 31, 2011	46,985,517	47	4,614	(44)	(1,401)	3,216

Share base payment	-	-	68	-	-	68
Other Comprehensive Loss	-	-	-	(117)	-	(117)

Net loss	-	-	-	-	(2,824)	(2,824)

Balance as of March 31, 2012 (unaudited)	46,985,517	$47	$4,682	$(161)	$(4,225)	$343

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,	Period from June 27, 2011 (inception date) to March 31,
	2012	2012
	Unaudited	Unaudited

Cash flows from operating activities:

Net loss	$(2,824)	$(4,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other account receivables	(543)	(546)
Increase in other payables and accrued expenses	208	508

Changes in fair value of the derivative related to service agreement	2,117	3,165
Share based payment	68	68

Net cash used in operating activities	(974)	(1,030)

Cash flows from financing activities:

Proceeds from issuance of Common shares and warrants, net	-	3,497

Net cash provided by financing activities	-	3,497

Change in cash and cash equivalents	(974)	2,467
Cash and cash equivalents at the beginning of the period	3,441	-

Cash and cash equivalents at the end of the period	$2,467	$2,467

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

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

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation with the execution of the transaction, between Can-Fite Biopharma Ltd. (the "Parent Company" or "Can Fite") a public company in Israel and the Company, as further detailed in Note 1b below.

The Company and the Subsidiary conduct research and development activities using an exclusive worldwide license for a therapeutic drug CF101 solely for the field of ophthalmic diseases after the consummation of the following transaction. See also Note 1b2.

Following the transaction, the Company changed its name to OphthaliX Inc. and changed its domicile to the State of Delaware.

b.

Reverse recapitalization transaction and related arrangements:

1.

Recapitalization:

On November 21, 2011, (the "Closing Date") the Company acquired all the outstanding shares of Eye-Fite, in consideration for the issuance by OphthaliX to Can-Fite of 36,000,000 shares (and warrants to purchase shares) of OphthaliX representing, approximately 87% of the fully diluted issued and outstanding share capital of the Company. Immediately prior and as a condition to the closing of the transaction, OphthaliX entered into subscription agreements with new investors (the "New Investors") pursuant to which, OphthaliX received additional funds in amount of $3,330,000 (excluding $333,000 of issuance expenses paid in cash) in consideration for issuing of 2,910,456 Common shares of OphthaliX at a price per share of $1.144.

In addition, OphthaliX issued to Can-Fite, 2,097,626 Common shares of the Company, in exchange for Common shares of Can-Fite valued, at such time of grant, at $2,400,000.

Consequently, the Company holds 17,873,054 shares of Can-Fite's outstanding Common shares, (approximately 7% of Can-Fite's issued and outstanding share capital).

In accordance with the Israeli Securities Law (1968), Section 15C and related Securities Regulations, the shares issued by Can-Fite to OphthaliX, have a Resale Restriction Period, which consists of one (1) year of full restriction and a liquidation period of eight (8) consecutive quarters. Thus, OphthaliX will be able to sell 12.5% of Can-Fite's issued shares, every quarter starting from November 21, 2012.

As part of the recapitalization arrangement, Can-Fite made an additional equity investment in OphthaliX in amount of $500,000 in consideration with the issuance of an aggregate of 437,005 Common shares of OphthaliX at a price per share of $1.144.

In relation with the subscription mentioned above, the Company agreed to apply full-ratchet anti-dilution protective provision for the benefit of the investors (including Can-Fite) for their issued shares solely in the event that OphthaliX enters into another financing during the 12 months following the transaction date, at a price which is lower than $1.144 per common stock of OphthaliX.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

NOTE 1:-

GENERAL (Cont.)

In contemplation with the recapitalization transaction, it was agreed that for each two Common shares purchased by the New Investors and Can-Fite, they will be granted by the Company one warrant to acquire one Common share of the Company. The exercise price of the warrants is $1.72 per Common share. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain non standard anti-dilution provisions.

The transaction with Eye-Fite was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, Eye-Fite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eye-Fite since inception.

2.

License and research and development services from Can-Fite:

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

In addition the Company will be obligated to certain milestone payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. As of March 31, 2012 the Company has not reached any milestone or earned revenue that would trigger such payments to Can-Fite.

In addition, following the closing of the transaction, an agreement was signed between Can-Fite, OphthaliX and Eye-Fite (the "Service Agreement"). According to the Service Agreement, Can-Fite will manage the research and development activities relating to pre-clinical and clinical studies for the development of the ophthalmic indications of CF101. According to the Service Agreement, in consideration for Can-Fite's services, Eye-Fite shall pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%). In addition, the Company is committed to future additional payments equal to 2.5% of any and all proceeds received by Eye-Fite relating to the activities regarding the drug (the "Additional Payment").

According to the Service Agreement, Can-Fite will have the right, at any time until the expiry of 5 years from the closing of the transaction, to convert the Additional Payment into an additional 2,160,102 shares of common stock of the Company (subject to adjustment in certain circumstances).

Prior to the consummation of the transaction, Can Fite incurred in its research and development activities of the above assets direct costs that amounted to approximately $ 250, $ 153 and $ 598 in the years ended December 31, 2009 and 2010 and the nine-month period ended December 31, 2011.

c.

The Company devotes all of its efforts toward research and development activities. As of March 31, 2012 the Company has no sufficient capital resources to carry its research and development activities until commercialization of the underlying products. The Company is addressing its liquidity issues by implementing initiatives to allow the coverage of its anticipated budget deficit. Such initiatives may include monetizing part of Company's assets, such as the Company's investment in Can-Fite's shares. In addition, in the event that the Company will not have sufficient liquidity resources after taking the above initiatives, Can-Fite committed not to bill the Company for research and development services, in order to overcome any potential budget deficit.

There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2011, are applied consistently in these financial statements.

NOTE 3:-

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the Standards of the Public Company Accounting Oversight Board (United States) for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 4:-

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of March 31, 2011.

December 31, 2011
Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$ 172	$ -	$ 172	$ -
Derivative related to Service Agreement	(1,436)	-	-	(1,436)

Total Financial Assets, net	$ (1,264)	$ -	$ 172	$ (1,436)

March 31, 2012
Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$ 263	$ -	$ 263	$ -
Derivative related to Service Agreement	(3,553)	-	-	(3,553)

Total Financial Assets, net	$ (3,290)	$ -	$ 263	$ (3,553)

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

NOTE 4:-

FAIR VALUE MEASUREMENTS (cont.)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2012. The Company's Level 3 instruments consist of derivatives.

Fair value measurements using significant unobservable inputs (Level 3):

Fair value of Derivatives

Balance at June 27, 2011	$-

Fair value of derivatives	438
Change in fair value of derivatives	998

Balance at December 31, 2011
$1,436

Change in fair value of derivatives	2,117

Balance at March 31, 2012	$3,553

NOTE 5:-

EQUITY

On January 2012, the Company granted a Board Member, ten-year options to purchase 235,000 common shares of the Company at $2.00 per share. The options will vest as follows: 19,583 on March 31, 2012 and 19,583 on the last day of each month thereafter so long as he remains a director until fully vested. The options will be granted under the Company's 2012 Stock Incentive Plan. The agreement prohibits Dr. Kornberg from employment or connection with, or holding any office in, any business or undertaking which competes with any business of the Company or is a customer or supplier of the Company.

The Company used a Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 0.85%-1.03% dividend yield of 0%, volatility factors of the expected market price of the Parent Company's Common shares of 80% and expected life of the options of 5.23 years.

As of March 31, 2012, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $269,000 which is expected to be recognized over a weighted average period of approximately 5.23 years.

NOTE 6:-

SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2012, which represents the date the unaudited interim consolidated financial statements were issued, and has determined that there were no subsequent events as of such date.

- - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our interim financial statements and accompanying notes to these financial statements.

Forward-Looking Statement Notice

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, risks and uncertainties associated with changes in regulatory environment, timing and results of clinical trials, OphthaliX’s success in implementing its research, development, sales, marketing and manufacturing plans, protection and validity of patents and other intellectual property rights, the impact of currency exchange rates and the effect of competition by other companies, global economic and political conditions, changes in foreign currency exchange rates, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities) as well as other risks..  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Description of Business

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

Business Developments

During the first quarter of 2012, we had the following major developments:

•

Chinese State Intellectual Property Office (SIPO) issued a Certificate of Patent Invention for Chinese Patent Application No. 200680047569.7 entitled “Adenosine A3 receptor agonists for the treatment of dry eye disorders.”  This patent is related to CF101 and will grant us exclusive rights for the use of CF101 for the treatment of dry eye syndrome in the People’s Republic of China until Feb 2026.

Subsequent to the first quarter the following major developments have occurred:

•

We completed the change of domicile from the State of Nevada to the State of Delaware and changed our name from Denali Concrete Management Inc. to OphthaliX Inc.

•

In April 2012 we completed preclinical studies showing that CF101 is efficacious in treating Anterior Uveitis.  The pre-clinical study data demonstrated that CF101 is efficacious in preventing the clinical manifestations of Anterior Uveitis in a well-established animal model. Management believes that the current study data together with the previous published results showing the efficacy of CF101 in preventing Posterior Uveitis, strongly support the utilization of CF101 as a drug candidate for the treatment of patients with Anterior or Posterior Uveitis and as such address a larger market than either alone.  Because of the increase in potential patients, management believes CF101 does not fall in the FDA definition of an orphan drug for the Uveitis clinical application.

Results of Operations –Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

For the period from June 27, 2011 (inception date of Eyefite) to March 31, 2012, we did not generate any revenues from operations.  Expenses during the quarter ended March 31, 2012, were $710,000 with finance expense of $2,114,000 for a net loss of $2,824,000.  Expenses for the period mentioned above consisted of research and development of $508,000 and of general and administrative expenses of $202,000.  These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements.  The finance expenses were mainly for a change in fair value of derivatives in the amount of $2,116,000.  There were no comparable expenses during the prior year quarter ended March 31, 2011.

Plan of Operation

We do not expect to generate any revenues over the next 12 months.  Through our subsidiary, Eyefite, which holds all the intellectual property related to our technology, we hope to develop therapeutic products for the treatment of ophthalmic disorders.  As of March 31, 2012 we had $2,467,000 in cash.  We believe that such funds will be sufficient to effectuate our business for the next 12 months.  We also had 17,873,054 common shares of Can-Fite (traded on the Tel Aviv Stock exchange) presented in the Balance Sheet as $1,391,000.  We will need to seek additional capital for the purpose of further testing our products and obtaining certifications necessary in order to market them.  We expect to incur a minimum of approximately $2.9 Million in expenses in order to effectuate our business for the next 12 months.  We estimate that this will be comprised of $2.15 Million towards the development of our product (including clinical trials), $0.25 Million towards Patents and Royalties, $0.5 Million for professional fees associated with being a public company, and the balance for general and administrative expenses.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Our financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments. (See Note 1 to our unaudited consolidated condensed financial statements, “Summary of Significant Accounting Policies”).  We believe that the following paragraphs reflect accounting policies that currently affect our financial condition and results of operations:

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

The Company currently holds 17,873,054 shares of Can-Fite’s outstanding Common shares that have certain resale restriction provisions.

As of December 31, 2011 the Company holds $172,000 in marketable securities classified in short term assets, designated as available-for-sale and $1,336,000 as restricted marketable securities classified in long term assets, presented at cost basis as of December 31, 2011 (Can-Fite shares).

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

The Company has evaluated and implemented all new accounting pronouncements and accounting standards that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2012, we are not involved in any material unconsolidated SPEs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.  Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: May 15, 2012

By /s/ Pnina Fishman

      Pnina Fishman, Chief Executive Officer

      (Principal Executive Officer)

Date: May 15, 2012

By /s/ Itay Weinstein

       Itay Weinstein, Chief Financial Officer

       (Principal Financial Officer)