Form 10-Q
period 2012-06-30
OphthaliX, Inc.
filed 2012-08-13
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes      . No   X  .

The number of shares outstanding of the registrant’s common stock on August 9, 2012, was 46,985,517.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Comprehensive Income	5

Statements of Changes in Shareholders' Equity	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 12

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2012	December 31, 2011
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,937	$3,441
Investment in parent company	528	172
Other accounts receivable and prepaid expenses	481	3

Total current assets	2,946	3,616

LONG-TERM ASSETS:
Investment in parent company	927	1,336

Total long-term assets	927	1,336

Total assets	$3,873	$4,952

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Related company	102	140
Other accounts payables and accrued expenses	116	160

Total current liabilities	218	300

NON-CURRENT LIABILITIES:
Derivative related to service agreement	3,110	1,436

Total non-current liabilities	3,110	1,436

STOCKHOLDERS' EQUITY:
Share capital
Preferred Stock - Authorized: 1,000,000 shares at June 30, 2012 and December 31, 2011; Issued and Outstanding: 0 shares at June 30, 2012 and December 31, 2011
	-	-
Common Stock of $0.001 par value - Authorized: 100,000,000 shares at June 30, 2012 and December 31, 2011; Issued and Outstanding: 46,985,517 shares at June 30, 2012 and December 31, 2011
	47	47
Additional Paid-in capital	4,747	4,614
Accumulated other comprehensive loss	(97)	(44)
Accumulated deficit	(4,152)	(1,401)

Total stockholders' equity	545	3,216

Total liabilities and stockholders' equity	$3,873	$4,952

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,	Three months ended June 30,	Period from June 27, 2011 (inception date) to June 30,
	2012	2012	2012
	Unaudited

Operating expenses:
Research and development	$744	$236	$960
General and administrative	337	135	472

Total operating expenses	1,081	371	1,432

Financial expenses (income), net	1,670	(444)	2,720

Net income (loss)	$(2,751)	$73	$(4,152)

Net income (loss) per share:
Basic and diluted net loss per share	(0.06)	0.00	(0.10)

Weighted average number of Common Stocks used in computing basic and diluted net loss per share	46,985,517	46,985,517	42,609,173

Comprehensive income (loss)	$(2,804)	$137	$(4,249)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share and per share data

	Common Stock		Additional paid-in	Other Comprehensive	Accumulated	Total shareholders'
	Number	Amount	capital	Loss	deficit	equity

Balance as of June 27, 2011 (inception date)	36,000,000	$ 36	$ (36)	$ -	$ -	$ -

Net loss	-	-	-	-	(21)	(21)
Shares of common stock issued with respect to reverse acquisition of OphthaliX Inc.	5,540,431	6	(6)	-	-	-
Issuance of shares of common stock and warrants, net (a)	5,445,086	5	4,656	-	-	4,661
Other Comprehensive Loss	-	-	-	(44)	-	(44)

Net loss	-	-	-	-	(1,380)	(1,380)

Balance as of December 31, 2011	46,985,517	47	4,614	(44)	(1,401)	3,216

Stock based compensation	-	-	133	-	-	133
Other Comprehensive Loss	-	-	-	(53)	-	(53)

Net loss	-	-	-	-	(2,751)	(2,751)

Balance as of June 30, 2012 (unaudited)	46,985,517	$ 47	$ 4,747	$ (97)	$ (4,152)	$ 545

The accompanying notes are an integral part of the unaudited consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,	Period from June 27, 2011 (inception date) to June 30,
	2012	2012
	Unaudited

Cash flows from operating activities:

Net loss	$(2,751)	$(4,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other account receivables and prepaid expenses	(478)	(481)
Increase in other payables and accrued expenses	(82)	218

Changes in fair value of the derivative related to service agreement	1,674	2,722
Stock based compensation	133	133

Net cash used in operating activities	(1,504)	(1,560)

Cash flows from financing activities:

Proceeds from issuance of Common stock and warrants, net		3,497

Net cash provided by financing activities		3,497

Change in cash and cash equivalents	(1,504)	1,937
Cash and cash equivalents at the beginning of the period	3,441	-

Cash and cash equivalents at the end of the period	$1,937	$1,937

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity, remaining as a public shell company in the U.S.

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

Reverse recapitalization transaction and related arrangements:

1.

Recapitalization:

On November 21, 2011, (the "Closing Date") the Company acquired all the outstanding shares of Eye-Fite, in consideration for the issuance by OphthaliX to Can-Fite of 36,000,000 shares of common stock (and warrants to purchase shares of common stock) of OphthaliX representing, approximately 87% of the fully diluted issued and outstanding stock capital of the Company. Immediately prior and as a condition to the closing of the transaction, OphthaliX entered into subscription agreements with new investors (the "New Investors") pursuant to which, OphthaliX received additional funds in amount of $3,330,000 (excluding $333,000 of issuance expenses paid in cash) in consideration for issuing of 2,910,456 shares of Common stock of OphthaliX at a price per stock of $1.144.

In addition, OphthaliX issued to Can-Fite, 2,097,626 shares of Common stock of the Company, in exchange for ordinary shares of Can-Fite valued, at such time of grant, at $2,400,000.

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

As part of the recapitalization arrangement, Can-Fite made an additional equity investment in OphthaliX in the amount of $500,000 in consideration with the issuance of an aggregate of 437,005 shares of common stock of OphthaliX at a price per share of $1.144.

In relation with the subscription mentioned above, the Company agreed to apply full-ratchet anti-dilution protective provision for the benefit of the investors (including Can-Fite) for their issued shares of common stock solely in the event that OphthaliX enters into another financing during the 12 months following the transaction date, at a price which is lower than $1.144 per common share of OphthaliX.

NOTE 1:-

GENERAL (Cont.)

In contemplation with the recapitalization transaction, it was agreed that for each two shares of common stock purchased by the New Investors and Can-Fite, they will be granted by the Company one warrant to acquire one share of common stock of the Company. The exercise price of the warrants is $1.72 per share. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain non standard anti-dilution provisions.

The Transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, Eye-Fite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares of common stock held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eye-Fite since inception.

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

In addition the Company will be obligated to certain milestone payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. As of June 30, 2012 the Company has not reached any milestone or earned revenue that would trigger such payments to Can-Fite.

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

Prior to the consummation of the transaction, Can Fite incurred in its research and development activities of the above assets direct costs that amounted to approximately $250,000, $153,000 and $598,000 in the years ended December 31, 2009 and 2010 and the nine-month period ended December 31, 2011.

c.

The Company devotes all of its efforts toward research and development activities. As of June 30, 2012 the Company has no sufficient capital resources to carry its research and development activities until commercialization of the underlying products. The Company is addressing its liquidity issues by implementing initiatives to allow the coverage of its anticipated budget deficit. Such initiatives may include monetizing part of Company's assets, such as the Company's investment in Can-Fite's shares. In addition, in the event that the Company will not have sufficient liquidity resources after taking the above initiatives, Can-Fite committed not to bill the Company for research and development services, in order to overcome any potential budget deficit.

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

NOTE 3:-

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the Standards of the Public Company Accounting Oversight Board (United States) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of June 30, 2012.

	December 31, 2011
	Fair value measurements U.S. Dollars in thousands
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$172	$-	$172	$-
Derivative related to Service Agreement	(1,436)	-	-	(1,436)

Total Financial Assets, net	$(1,264)	$-	$172	$(1,436)

	June 30, 2012
	Fair value measurements
	U.S. Dollars in thousands
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$528	$-	$528	$-
Derivative related to Service Agreement	(3,110)	-	-	(3,110)

Total Financial Assets, net	$(2,582)	$-	$528	$(3,110)

NOTE 4:-

FAIR VALUE MEASUREMENTS (cont.)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2012. The Company's Level 3 instruments consist of derivatives.

Fair value measurements using significant unobservable inputs (Level 3):

Fair value of Derivatives U.S. Dollars in thousands

Balance at June 27, 2011	$-

Fair value of derivatives	438
Change in fair value of derivatives	998

Balance at December 31, 2011	1,436

Change in fair value of derivatives	1,674

Balance at June 30, 2012	$3,110

NOTE 5:-

EQUITY

In January 2012, the Company granted a Board Member, ten-year options to purchase 235,000 shares of common stock of the Company at $2.00 per share. The options will vest as follows: 19,583 on March 31, 2012 and 19,583 on the last day of each month thereafter so long as he remains a director until fully vested. The options will be granted under the Company's 2012 Stock Incentive Plan. The agreement prohibits the Board Member from employment or connection with, or holding any office in, any business or undertaking which competes with any business of the Company or is a customer or supplier of the Company.

The Company used a Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 0.85%-1.03% dividend yield of 0%, volatility factors of the expected market price of the Parent Company's ordinary shares of 80% and expected life of the options of 5.23 years.

As of June 30, 2012, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $204,000 which is expected to be recognized over a weighted average period of approximately 1.38 years.

NOTE 6:-

SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2012, which represents the date the unaudited interim consolidated financial statements were issued, and has determined that there were no subsequent events as of such date.

- - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our interim financial statements and accompanying notes to these financial statements.  All amounts are in U.S. dollars.

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

Business Developments

During the second quarter of 2012, we had the following major developments:

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

Results of Operations –Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

For the period from June 27, 2011 (inception date of Eyefite) to June 30, 2012, we did not generate any revenues from operations. Expenses during the quarter ended June 30, 2012, were $371,000 with finance income of $444,000 for a net profit of $73,000. Expenses for the period mentioned above consisted of research and development of $236,000 and of general and administrative expenses of $135,000. These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements.  The finance income was mainly for a change in fair value of derivatives in the amount of $442,000.  There were no comparable expenses during the prior year quarter ended June 30, 2011 since no activity has started then.

Results of Operations –Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

We did not generate any revenues from operations during the periods ended June 30, 2012 and 2011.  Expenses during the six-month period ended June 30, 2012 were $1,081,000 with financial expenses of $1,670,000.  Expenses for the period mentioned above consisted of research and development of $744,000 and of general and administrative expenses of $ 337,000. These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $2,751,000 for the six-month period ended June 30, 2012. There were no comparable profit and loss results during the prior year six months period ended June 30, 2011 since no activity has started then.

Plan of Operation

We do not expect to generate any revenues over the next 12 months.  Through our subsidiary, Eyefite, which holds all the intellectual property related to our technology, we hope to develop therapeutic products for the treatment of ophthalmic disorders.  As of June 30, 2012 we had $1,937,000 in cash.  We believe that such funds will be sufficient to effectuate our business for the next 12 months.  We also had 17,873,054 ordinary shares of Can-Fite (traded on the Tel Aviv Stock exchange) presented in the Balance Sheet as $1,455,000.  We will need to seek additional capital for the purpose of further testing our products and obtaining certifications necessary in order to market them.  We expect to incur a minimum of approximately $1.5 million in expenses in order to effectuate our business for the next 12 months.  We estimate that this will be comprised of $1 million towards the development of our product (including clinical trials), $0.1 million towards patents and royalties, $0.25 million for professional fees associated with being a public company, and the balance for general and administrative expenses.

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

Holdings in Can-Fite

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

As of June 30, 2012 the Company holds $528,000 in marketable securities classified in short term assets, designated as available-for-sale and $927,000 as restricted marketable securities classified in long term assets, presented at cost basis as of November 21, 2011 (Can-Fite shares).

In estimating Parent Company shares’ fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions for as of November 21, 2011, and June 30, 2012: risk-free interest rates ranging from 2.82% to 3.41% and from 2.25% to 2.72%, respectively; dividend yields of 0%; volatility factors of 76.26% and 76.39%, respectively; and a weighted-average contractual life of the options of between 1.01 and 2.75 years, and between 0.39 and 2.14 years.

As a result the fair value of the Company’s holdings in Can-Fite’s shares on the transaction date reflects the resale restriction.  The fair value of these shares based on an external expert’s evaluation as of June 30, 2012 and November 21, 2011 was $1,455,000 and $1,552,000 respectively.

Income taxes

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

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  As of June 30, 2012, this standard has no effect to the Company’s financial statements.

Concentrations of credit risk

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

Consequently, the Company recorded as part of the recapitalization transaction a liability related to the Exchange Right in the amount of $438,000 based on its fair value.  Issuance expenses that were allocated to this component, which amounted to $50,000, were expensed immediately and are included as part of financial expenses in the consolidated statements of operations (see Note 7 of the consolidated financial statements for the re-measurement at year end).

The fair value of the derivatives was determined using the binomial option-pricing model.  This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term.

For the period ended June 30, 2012 the fair value was $3,110,000 based on external expert’s evaluation as of June 30, 2012.

Fair value of financial instruments

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2012, we are not involved in any material unconsolidated SPEs.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.  Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)

XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: August 13, 2012

By /s/ Pnina Fishman

Pnina Fishman, Chief Executive Officer

(Principal Executive Officer)

Date: August 13, 2012

By /s/ Itay Weinstein

Itay Weinstein, Chief Financial Officer

(Principal Financial Officer)