Form 10-Q/A
period 2012-06-30
OphthaliX, Inc.
filed 2012-08-29
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of OphthaliX Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits

The Exhibits filed as part of this amended report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OphthaliX Inc.

Date: August 29, 2012

By /s/ Pnina Fishman

      Pnina Fishman, Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2012

By /s/ Itay Weinstein

      Itay Weinstein, Chief Financial Officer  (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

Description

31.1

Rule 15d-14(a) Certification by Principal Executive Officer(1)

31.2

Rule 15d-14(a) Certification by Principal Financial Officer(1)

32.1

Section 1350 Certification of Principal Executive Officer(1)

32.2

Section 1350 Certification of Principal Financial Officer(1)

101.

INS

XBRL Instance Document

101.

SCH

XBRL Taxonomy Extension Schema Document

101.

CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.

DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.

LAB

XBRL Taxonomy Extension Label Linkbase Document

101.

PRE

XBRL Taxonomy Extension Presentation Linkbase Document

___________________

(1) These exhibits were previously included in the Quarterly Report of OphthaliX Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012.