Form 10-Q
period 2012-09-30
OphthaliX, Inc.
filed 2012-11-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes      . No   X  .

The number of shares outstanding of the registrant’s common stock on November 12, 2012, was 46,985,517.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

U.S. DOLLARS IN THOUSANDS

UNAUDITED

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2012	December 31, 2011
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,574	$3,441
Investment in parent company	697	172
Other accounts receivable and prepaid expenses	391	3

Total current assets	2,662	3,616

LONG-TERM ASSETS:
Investment in parent company	732	1,336

Total long-term assets	732	1,336

Total assets	$3,394	$4,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Related company	98	140
Other accounts payables and accrued expenses	119	160

Total current liabilities	217	300

NON-CURRENT LIABILITIES:
Derivative related to service agreement	449	1,436

Total non-current liabilities	449	1,436

STOCKHOLDERS' EQUITY:
Share capital
Preferred Stock - Authorized: 1,000,000 shares at September 30, 2012 and December 31, 2011; Issued and Outstanding: 0 shares at September 30, 2012 and December 31, 2011
	-	-
Common Stock of $ 0.001 par value - Authorized: 100,000,000 shares at September 30, 2012 and December 31, 2011; Issued and Outstanding: 46,985,517 shares at September 30, 2012 and December 31, 2011
	47	47
Additional Paid-in capital	4,796	4,614
Accumulated other comprehensive loss	(123)	(44)
Accumulated deficit	(1,992)	(1,401)

Total stockholders' equity	2,728	3,216

Total liabilities and stockholders' equity	$3,394	$4,952

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Period from June 27, 2011 (inception date) to September 30,	Three months ended September 30,			Period from June 27, 2011 (inception date) to September 30,
	2012		2011	2012		2011	2012
	Unaudited

Operating expenses:
Research and development	$1,102		$-	$357		$-	$1,318
General and administrative	481		*)	145		*)	616

Total operating expenses	1,583		*)	502		*)	1,934

Financial expenses (income), net	(992)		-	(2,662)		-	58

Net income (loss)	$(591)	$	*)	$2,160	$	*)	$(1,992)

Net earnings (loss) per share:
Basic	$(0.01)		$(0.00)	$0.05		$(0.00)

Diluted	$(0.08)		$(0.00)	$(0.01)		$(0.00)

Weighted average number of Common Shares used in per share computations of net earnings (loss):
Basic	46,985,517		36,000,000	46,985,517		36,000,000

Diluted	47,861,925		36,000,000	48,255,849		36,000,000

Comprehensive loss	$(670)	$	*)	$2,134	$	*)	$(2,115)

*)

Represents an amount lower than $ 1.

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share and per share data

	Common Stock		Additional paid-in	Other Comprehensive	Accumulated	Total shareholders'
	Number	Amount	capital	Loss	deficit	equity

Balance as of June 27, 2011 (inception date)	36,000,000	$36	$(36)	$-	$-	$-

Net loss	-	-	-	-	(21)	(21)
Shares of common stock issued with respect to reverse acquisition of OphthaliX Inc.	5,540,431	6	(6)	-	-	-
Issuance of shares of common stock and warrants, net (a)	5,445,086	5	4,656	-	-	4,661
Change in unrealized loss on investments, net	-	-	-	(44)	-	(44)

Net loss	-	-	-	-	(1,380)	(1,380)

Balance as of December 31, 2011	46,985,517	47	4,614	(44)	(1,401)	3,216

Stock based compensation	-	-	182	-	-	182
Change in unrealized loss on investments, net	-	-	-	(79)	-	(79)

Net loss	-	-	-	-	(591)	(591)

Balance as of September 30, 2012 (unaudited)	46,985,517	47	4,796	(123)	(1,992)	2,728

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Period from June 27, 2011 (inception date) to September 30,	Period from June 27, 2011 (inception date) to September 30,
	2012		2011	2012
	Unaudited

Cash flows from operating activities:

Net loss	$(591)	$	*)	$(1,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other account receivables and prepaid expenses	(388)		-	(391)
Increase in other payables and accrued expenses	(41)		*)	119
Increase in related company	(42)			98

Changes in fair value of the derivative related to service agreement	(987)		-	61
Stock based compensation	182		-	182

Net cash used in operating activities	(1,867)		*)	(1,923)

Cash flows from financing activities:

Proceeds from issuance of Common stock and warrants, net	-		-	3,497

Net cash provided by financing activities	-		-	3,497

Change in cash and cash equivalents	(1,867)		-	1,574
Cash and cash equivalents at the beginning of the period	3,441		-	-

Cash and cash equivalents at the end of the period	$1,574		$-	$1,574

*)

Represents an amount lower than $ 1.

The accompanying notes are an integral part of the financial statements.

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

Reverse recapitalization transaction and related arrangements:

1.

Recapitalization:

On November 21, 2011, (the "Closing Date") the Company acquired all the outstanding shares of Eye-Fite, in consideration for the issuance by OphthaliX to Can-Fite of 36,000,000 shares of common stock (and warrants to purchase shares of common stock) of OphthaliX representing, approximately 87% of the fully diluted issued and outstanding stock capital of the Company. Immediately prior and as a condition to the closing of the transaction, OphthaliX entered into subscription agreements with new investors (the "New Investors") pursuant to which, OphthaliX received additional funds in amount of $3,330,000 (excluding $333,000 of issuance expenses paid in cash) in consideration for issuing of 2,910,456 shares of Common stock of OphthaliX at a price per stock of $ 1.144.

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

As part of the recapitalization arrangement, Can-Fite made an additional equity investment in OphthaliX in amount of $500,000 in consideration with the issuance of an aggregate of 437,005 shares of common stock of OphthaliX at a price per share of $ 1.144.

In relation with the subscription mentioned above, the Company agreed to apply full-ratchet anti-dilution protective provision for the benefit of the investors (including Can-Fite) for their issued shares of common stock solely in the event that OphthaliX enters into another financing during the 12 months following the transaction date, at a price which is lower than $ 1.144 per common stock of OphthaliX.

NOTE 1:-

GENERAL (Cont.)

In contemplation with the recapitalization transaction, it was agreed that for each two shares of common stock purchased by the New Investors and Can-Fite, they will be granted by the Company one warrant to acquire one share of common stock of the Company. The exercise price of the warrants is $ 1.72 per share. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain non standard anti-dilution provisions.

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

In addition the Company will be obligated to certain milestone payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. As of September 30, 2012 the Company has not reached any milestone or earned revenue that would trigger such payments to Can-Fite.

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

Prior to the consummation of the transaction, Can Fite incurred in its research and development activities of the above assets direct costs that amounted to approximately $1,001,000.

c.

The Company devotes all of its efforts toward research and development activities. As of September 30, 2012 the Company has no sufficient capital resources to carry its research and development activities until commercialization of the underlying products. The Company is addressing its liquidity issues by implementing initiatives to allow the coverage of its anticipated budget deficit. Such initiatives may include monetizing part of Company's assets, such as the Company's investment in Can-Fite's shares. In addition, in the event that the Company will not have sufficient liquidity resources after taking the above initiatives, Can-Fite committed not to bill the Company for research and development services, in order to overcome any potential budget deficit.

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

NOTE 3:-

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with the Standards of the Public Company Accounting Oversight Board (United States) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 4:-

FAIR VALUE MEASUREMENTS

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Since the quoted market value of the Company’s common stock was based on a sporadically traded stock with little or no volume, the Company's management determined the Company's stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the Company used the estimates stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Service Agreement.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of September 30, 2012.

	December 31, 2011
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$172	$-	$172	$-
Derivative related to Service Agreement	(1,436)	-	-	(1,436)

Total Financial Assets, net	$(1,264)	$-	$172	$(1,436)

NOTE 4:-

FAIR VALUE MEASUREMENTS (cont.)

	September 30, 2012
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$697	$-	$697	$-
Derivative related to Service Agreement	(449)	-	-	(449)

Total Financial Assets, net	$248	$-	$697	$(449)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2012. The Company's Level 3 instruments consist of derivatives related to Service Agreement (See also Note 1.b.2).

Fair value measurements using significant unobservable inputs (Level 3):

Fair value of Derivatives

Balance at June 27, 2011	$-

Fair value of derivatives	438
Change in fair value of derivatives	998

Balance at December 31, 2011	1,436

Change in fair value of derivatives	(987)

Balance at September 30, 2012	$449

NOTE 5:-

EQUITY

In January 2012, the Company granted one of its board members, options to purchase 235,000 shares of common stock of the Company at $ 2.00 per share. The options will vest as follows: 19,583 on March 31, 2012 and 19,583 on the last day of each month thereafter so long as he remains a director until fully vested. The options will be granted under the Company's 2012 Stock Incentive Plan and shall expire 10 years from the grant date. The agreement prohibits the Board Member from employment or connection with, or holding any office in, any business or undertaking which competes with any business of the Company or is a customer or supplier of the Company.

The Company used a Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 0.85%-1.03% dividend yield of 0%, volatility factors of the expected market price of the Parent Company's ordinary shares of 80% and expected life of the options of 5.23 years.

As of September 30, 2012, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $156,000 which is expected to be recognized over a weighted average period of approximately 2.25 years.

NOTE 6:

SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 12, 2012, which represents the date the unaudited interim consolidated financial statements were issued, and has determined that there were no subsequent events as of such date.

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

Business Developments

During the third quarter of 2012, we had no major developments.

Results of Operations –Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

For the period from June 27, 2011 (inception date of Eyefite) to September 30, 2012, we did not generate any revenues from operations.  Expenses during the quarter ended September 30, 2012, were $502,000 with finance income of $2,662,000 for a net profit of $2,160,000. The explanation for the change in the finance income is described in Note 4 in the financial statements (Item 1). Expenses for the period mentioned above consisted of research and development of $357,000 and of general and administrative expenses of $145,000.  These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements. The finance income was mainly for a change in fair value of derivatives in the amount of $2,661,000.  There were no comparable expenses during the prior year quarter ended September 30, 2011 since no activity had then commenced.

Results of Operations –Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We did not generate any revenues from operations during the nine-month periods ended September 30, 2012 and 2011.  Expenses during the nine-month period ended September 30, 2012 were $1,583,000 with financial income of $992,000.  Expenses for the period mentioned above consisted of research and development of $1,102,000 and of general and administrative expenses of $481,000. These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $591,000 for the nine-month period ended September 30, 2012.  There were no comparable profit and loss results during the prior year nine months period ended September 30, 2011 since no activity had then commenced.

Plan of Operation

We do not expect to generate any revenues over the next 12 months.  Through our subsidiary, Eyefite, which holds all the intellectual property related to our technology, we hope to develop therapeutic products for the treatment of ophthalmic disorders.  As of September 30, 2012 we had $1,574,000 in cash.  We believe that such funds will be sufficient to effectuate our business for the next 12 months.  We also had 17,873,054 ordinary shares of Can-Fite (traded on the Tel Aviv Stock exchange) presented in the Balance Sheet as $1,430,000.  We will need to seek additional capital for the purpose of further testing our products and obtaining certifications necessary in order to market them.  We expect to incur a minimum of approximately $1.5 million in expenses in order to effectuate our business for the next 12 months.  We estimate that this will be comprised of $1 million towards the development of our product (including clinical trials), $0.1 million towards patents and royalties, $0.25 million for professional fees associated with being a public company, and the balance for general and administrative expenses.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Our financial statements reflect the selection and application of accounting policies which require management to make estimates and judgments. (See Note 1 to our unaudited consolidated condensed financial statements, “Summary of Significant Accounting Policies”).  We believe that the following paragraphs reflect accounting policies that currently affect our financial condition and results of operations:

Holdings in Can-Fite

In accordance with ASC320, an accounting for the Company’s investment in the equity securities depends on the remaining period of the tradability restriction in its respective market of the shares.

Shares that are restricted for less than one year should be re-measured to reflect fair value each cutoff date.  These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity under accumulated other comprehensive income in the consolidated balance sheet.  The rest of the restricted shares that have trade restrictions for more than one year should be accounted as a financial asset, on a cost basis (based upon the valuation of an expert as of transaction date).

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

As of September 30, 2012, the Company held $697,000 in marketable securities classified in short term assets, designated as available-for-sale and $733,000 as restricted marketable securities classified in long term assets, presented at cost basis as of November 21, 2011 (Can-Fite shares).

In estimating shares’ fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions for as of November 21, 2011, and September 30, 2012: risk-free interest rates ranging from 2.82% to 3.41% and from 2.21% to 2.18%, respectively; dividend yields of 0%; volatility factors of 76.26% and 75.60%, respectively; and a weighted-average contractual life of the options of between 1.01 and 2.75 years, and between 0.14 and 0.89 years.

As a result the fair value of the Company’s holdings in Can-Fite’s shares on the transaction date reflects the resale restriction.  The fair values of these shares based on an external expert’s evaluation as of September 30, 2012 and November 21, 2011, were $1,430,000 and $1,552,000 respectively.

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

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  As of September 30, 2012, this standard has no effect to the Company’s financial statements.

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

Derivative related to Service Agreement

In connection with the recapitalization transaction described in Note 1(b) of the Company’s financial unaudited statements, on November 21, 2011 the Company entered into a Service Agreement.

The arrangement includes compensation for the services being provided under the Service Agreement in a form of royalty of 15% to be paid to Can-Fite from all future proceeds received by OphthaliX or any of its affiliates in relation to CF101.  Can-Fite has the right (the “Exchange Right”), at any time from November 21, 2011, until the 5th year anniversary thereof, to convert its Exchange Right for royalties into a warrant (the “Warrant”) to purchase 2,160,102 shares of common stock of the Company.  The exercise price for the Warrant is as follows: (i) in the event that within 12 months of November 21, 2011, the Company or any of its affiliates completes any transaction which has a “bio-dollar” value of more than $100 million, then the exercise price shall be the par value of the shares of common stock, and (ii) at any other time, then the exercise price for all the shares shall be an aggregate of $2.5 million, equal to a per share exercise price of $1.144.

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

For the period ended September 30, 2012 the fair value was $449,000 based on external expert’s evaluation as of September 30, 2012.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2012, we are not involved in any material unconsolidated SPEs.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.  Other Information

2013 Annual Shareholders’ Meeting

On November 12, 2012, the Board of Directors approved holding the Annual Shareholders' Meeting at 8:00 am local time on May 9, 2013, at 1656 Reunion Avenue, Suite 250, South Jordan, Utah 84095.

At the meeting, the Company will elect directors, ratify the appointment of the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2013, and conduct such other business as may properly come before the annual meeting.

Rule 14a-8 Proposal Deadline

In accordance with Rule 14a-8 under the Securities Exchange Act of 1934, shareholder proposals for inclusion in the proxy or related materials for the meeting must be delivered to, or mailed to and received by the Corporate Secretary, OphthaliX Inc., 12 Abba Hillel Silver Road, Ramat Gan, Israel 52506, on or before January 18, 2013.  Shareholder proposals must comply with the requirements of Rule 14a-8, and may be omitted otherwise.

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

OphthaliX Inc.

Date: November 14, 2012

By: /s/ Pnina Fishman

Pnina Fishman, Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2012

By: /s/ Itay Weinstein

Itay Weinstein, Chief Financial Officer

(Principal Financial Officer)