Form 10-K
period 2012-12-31
OphthaliX, Inc.
filed 2013-03-27
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-52545

OphthaliX Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bareket St, Petach Tikva, Israel, 49170

(Address of principal executive offices)

1656 Reunion Avenue, Suite 250, South Jordan, UT  84095

(Former address of principal executive offices)

Issuer’s telephone number: +(972) 3-9241114

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,167,997 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At March 21, 2013, there were 46,985,517 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s information statement related to its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant’s fiscal year end of December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

III

TABLE OF CONTENTS

PART I

6

Item 1.  Business.

6

Item 1a.  Risk Factors.

26

Item 1b.  Unresolved Staff Comments.

43

Item 2.  Properties.

44

Item 3.  Legal Proceedings.

44

Item 4.  Mine Safety Disclosures.

44

PART II

44

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

44

Item 6.  Selected Financial Data.

45

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

45

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

50

Item 8.  Financial Statements and Supplementary Data.

50

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

50

Item 9a.  Controls and Procedures.

50

Item 9b.  Other Information

51

PART III

51

Item 10.  Directors, Executive Officers and Corporate Governance.

51

Item 11.  Executive Compensation

51

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

51

Item 13.  Certain Relationships and Related Transactions, Director Independence.

51

Item 14.  Principal Accounting Fees and Services.

51

PART IV

52

Item 15.  Exhibits, Financial Statement Schedules.

52

SIGNATURES

54

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to OphthaliX Inc., a Delaware corporation, and its Israeli subsidiary, Eyefite Ltd.  All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects.  In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under the heading “Risk Factors.” The factors that could affect our actual results include the following:

•

we have a limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable;

•

because of our historic losses from operations since the Transaction (as defined below), there are no assurances that we will be successful in obtaining an adequate level of financing needed for our research and development activities. If we will not have sufficient liquidity resources, we may not be able to continue the development of any of our products and may be required to delay part of the respective  development programs or, without additional financing we may not be able to maintain our operations during 2014, as we currently plan, or at all;

•

because of our limited operating history, we cannot ensure the long-term successful operation of our business or the execution of our business plan;

•

we have not yet commercialized any products or technologies, and we may never become profitable;

•

our product candidate is at various stages of preclinical and clinical development and may never be commercialized;

•

we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

•

our product candidate and future product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sales of any approved commercial products could be suspended;

•

we expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and may dilute current stockholders’ ownership interests. An inability to raise the necessary capital or to do so on acceptable terms would threaten the success of our business;

•

if we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our patented or licensed technology, and we will be unable to develop and commercialize our products and technologies;

•

our current pipeline is based on a single compound, the CF101 drug candidate. Failure to develop CF101 will have a material adverse effect on our Company;

•

clinical trials are very expensive, time-consuming and difficult to design and implement, and, as a result, we may suffer delays or suspensions in future trials which would have a material adverse effect on our ability to generate revenues;

•

we may be forced to abandon development of certain products altogether, which will significantly impair our ability to generate product revenues;

•

we are currently completely dependent upon Can-Fite Biopharma Ltd. (“Can-Fite”) to service our operations and development activities. If, at the time we seek to establish our own operations, we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products;

•

if third parties upon whom we rely to manufacture our products are unable to timely manufacture our products, our business will be harmed;

•

our products are manufactured through a chemical synthesis process, and if one of our materials suppliers encounters problems manufacturing our products, our business could suffer;

•

if we acquire or license additional technology or product candidates, we could incur substantial costs, we may have integration difficulties and we may experience other risks that could harm our business and results of operations;

•

we do not currently have sales, marketing or distribution capabilities or experience, and we are unable to effectively sell, market or distribute our product candidates now and we do not expect to be able to do so in the future. The failure to enter into agreements with third parties that are capable of performing these functions would have a material adverse effect on our business and results of operations;

•

we depend on key members of our management and key consultants and will need to add and retain additional leading experts. Failure to retain our management and consulting team and add additional leading experts could have a material adverse effect on our business, results of operations or financial condition;

•

under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees;

•

developments by competitors may render our products or technologies obsolete or non-competitive;

•

we may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits, which may result in substantial losses;

•

we may not be able to successfully grow and expand our business. Failure to manage our growth effectively will have a material adverse effect on our business, results of operations and financial condition;

•

we may encounter difficulties in managing our growth. These difficulties could increase our losses;

•

if we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance;

•

if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock;

•

potential political, economic and military instability in the State of Israel, where key members of our senior management and the research and development facilities of Can-Fite are located, may adversely affect our results of operations;

•

recent disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers;

•

our ability to pursue the development of the ophthalmic indications of CF101 depends upon the continuation of our license from Can-Fite and Can-Fite’s license from the U.S. National Institutes of Health, or the NIH;

•

if we fail to adequately protect, enforce or secure rights to the patents which were licensed to us or any patents we may own in the future, the value of our intellectual property rights would diminish and our business and competitive position would suffer;

•

costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others;

•

we rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us;

•

international patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources;

•

we are subject to government regulations and we may experience delays in obtaining required regulatory approvals in the United States to market our proposed product candidates;

•

we face significant competition and continuous technological change. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable;

•

we expect the healthcare industry to face increased limitations on reimbursement as a result of healthcare reform, which could adversely affect third-party coverage of our products and how much or under what circumstances healthcare providers will prescribe or administer our products;

•

we are subject to federal anti-kickback laws and regulations. Our failure to comply with these laws and regulations could have adverse consequences to us;

•

potential political, economic and military instability in the state of Israel, where our senior management and Can-Fite’s research and development facilities are located, may adversely affect our results of operations;

•

investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against us, Eyefite Ltd. (“Eyefite”), and both companies’ executive officers and directors or asserting U.S. securities laws claims in Israel;

•

because a certain portion of our expenses is incurred in currencies other than the U.S. Dollar, our results of operations may be harmed by currency fluctuations and inflation;

•

we have not paid, and do not intend to pay, dividends on our common stock and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock;

•

the public trading market for our common stock is volatile and may result in higher spreads in stock prices;

•

our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders or which could be used to resist a potential take-over of our Company;

•

the market price of our common stock may fluctuate significantly, which could result in substantial losses by our investors;

•

raising additional capital by issuing securities may cause dilution to existing stockholders;

•

because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected;

•

our current management team has little or no experience in managing and operating a publicly traded U.S. company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition;

•

failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business, results of operation or financial condition. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock; and

•

as an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

The risk factors included in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our future results. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.  In evaluating forward-looking statements, you should consider these risks and uncertainties.

PART I

ITEM 1.  BUSINESS.

Historical Background

The Company was originally incorporated in the State of Nevada on December 10, 1999, under the name Bridge Capital.com, Inc.  Bridge Capital.com, Inc. was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management, Inc. (“Denali”) in March 2001.  Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry and operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.  In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity.

Reverse Merger

The Company consummated its acquisition (the “Transaction”) of all the outstanding interests in Eyefite Ltd., a private company incorporated on June 27, 2011 under the laws of the State of Israel (“Eyefite”), pursuant to an acquisition agreement dated November 21, 2011 (the “Acquisition Agreement”) by and between the Company and Can-Fite Biopharma Ltd. (“Can-Fite”).  The Transaction was accounted for as a reverse acquisition wherein Can-Fite was treated as the acquirer for accounting purposes (refer to a detailed description below).  In connection with the completion of the Transaction on November 21, 2011, the following events occurred:

•

The Company entered into and completed a stock purchase agreement dated November 21, 2011 (the “Stock Purchase Agreement”) with Can-Fite, whereby Can-Fite purchased 36,000,000 shares of common stock of the Company in exchange for all of the issued and outstanding ordinary shares of Eyefite.  As a result of the consummation of the actions contemplated by the Stock Purchase Agreement, Eyefite became the Company’s wholly-owned subsidiary and Can-Fite became the Company’s majority stockholder.

•

Eyefite and Can-Fite entered into a License Agreement dated November 21, 2011 (the “License Agreement”), pursuant to which Can-Fite granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate (“CF101”), solely in the field of ophthalmic diseases.

•

Eyefite and Can-Fite entered into a services agreement dated November 21, 2011 (the “Services Agreement”).  In accordance with the Services Agreement, Can-Fite will manage, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101.  The Services Agreement shall remain in force for an unlimited period of time unless earlier terminated as follows: (i) by either party upon six months’ prior written notice to the other party; or (ii) at any time for cause by either Eyefite (which includes a breach of trust by Can-Fite, Can-Fite’s material breach of the Services Agreement or customary bankruptcy and insolvency events on the part of Can-Fite) or Can-Fite (which includes Eyefite’s material breach of the Services Agreement or the License Agreement, or customary bankruptcy and insolvency events on the part of Eyefite).  As consideration for Can-Fite’s services pursuant to the Services Agreement, Eyefite shall pay to Can-Fite a services fee (consisting of all expenses and costs incurred by Can-Fite plus 15%, except for in relation to patent payments which shall be treated on a pass through basis) and an additional fee payment equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, Eyefite) for rights to CF101 from third-party sublicenses including upfront payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity (the “Additional Fee”).  The Company must make such Additional Fee payment to Can-Fite within 30 days of receipt by the Company.

•

The Company issued a warrant agreement (the “Warrant”) to Can-Fite by which Can-Fite has the right, at any time from November 21, 2011, until the earlier of (a) the 5th-year anniversary thereof and (b) the closing of the acquisition of the Company by another entity, resulting in the exchange of the outstanding shares of the Company’s capital stock such that the stockholders of the Company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Fee into 2,160,102 shares of common stock of the Company (subject to adjustment in certain circumstances).  The per share exercise price for the shares is $1.144.  The Warrant may be exercised on either a cash or a cashless basis, provided that if the Warrant is exercised on a cashless basis, the Warrant must be exercised in whole, not in part.

•

On November 21, 2011, the Company completed a private placement of shares of its common stock for gross proceeds of $3.3 million through the sale of 2,910,456 shares to third party investors and sold 2,097,626 shares of its common stock to Can-Fite in exchange for 17,873,054 ordinary shares of Can-Fite, valued at $2.4 million (as determined by reference to the previous trading day’s closing price for Can-Fite shares on the Tel Aviv Stock Exchange), and 437,005 shares to Can-Fite for gross proceeds of $500,000 (collectively, together with the shares issued to the investors, the “Financing”).  In addition, the Company issued to Can-Fite and each of the other investors, for each two shares of the Company’s common stock purchased in the Financing, one warrant valid for a period of five years from the closing of the Financing to acquire one share of the Company for an exercise price of $1.72.

•

On November 21, 2011, the Company repurchased 7,750,000 outstanding shares of its common stock from Mathew G. Rule, its sole officer and director at the time, for $7,750 (the “Recapitalization”).  In addition, the Company issued 1,920,000 shares of common stock to certain investors for an aggregate of $97,000, which funds were used solely to retire the outstanding shares in the Recapitalization and to pay outstanding payables of the Company as of closing.  These payments included satisfaction of a promissory note in the principal amount of $56,465 and payables to the transfer agent, accountants and Denali legal counsel.

•

In connection with the Transaction, the board of directors of the Company (the “Board”) was expanded from one to three members, the sole prior director, Mathew G. Rule, resigned, and the following new directors were appointed: Pnina Fishman, Ilan Cohn and Guy Regev, each of whom was, and currently is, a director of Can-Fite.

Upon completion of the Transaction and after giving effect to the Financing, the Recapitalization, and the shares issued to raise funds to satisfy outstanding financial obligations existing prior to the closing of the Transaction, the Company had an aggregate of 46,985,516 issued and outstanding shares of common stock.  Of these shares Can-Fite owned approximately 82% of the Company and assumed control of the Company.  The securities issued in the Transaction were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

With the completion of the Transaction, the Company, through its wholly owned subsidiary, became a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic diseases.

Recent Developments

On January 25, 2012, we changed our name and trading symbol on the Over the Counter Bulletin Board (the “OTCBB”) to OphthaliX Inc and OPLI, respectively.

On February 2, 2012, the number of directors was increased to four persons and Dr. Roger Kornberg was appointed as a director.

On February 6, 2012, Can-Fite, our majority stockholder owning 38,534,631 shares or approximately 82.01% of our issued and outstanding shares of common stock and voting rights, by written consent approved our 2012 Stock Incentive Plan, approved a change of the state of incorporation of the Company from the State of Nevada to the State of Delaware by merging the Company into OphthaliX Inc., a newly formed Delaware company, and approved an amendment to the Company’s Articles of Incorporation to change the capitalization of the Company by increasing the number of authorized shares of common stock, par value $.001 per share, from 50,000,000 to 100,000,000.  The effective date for the approval of the 2012 Stock Incentive Plan was March 20, 2012, and the effective date for the change of domicile to the State of Delaware and the increase in the authorized shares of common stock was April 2, 2012.

In February 2012, we announced that the Chinese State Intellectual Property Office issued to Can-Fite a Certificate of Patent Invention for Chinese Patent Application No. 200680047569.7 entitled “Adenosine A3 receptor agonists for the treatment of dry eye disorders.”  This patent is related to our drug candidate CF101 and will grant us the exclusive rights for the use of CF101 for the treatment of dry eye syndrome in the People’s Republic of China until February 2026.

In April 2012, we completed preclinical studies demonstrating that CF101 is efficacious in preventing the clinical manifestations of anterior uveitis in a well-established animal model. We believe this data together with the previous published results showing the efficacy of CF101 in preventing posterior uveitis, support the utilization of CF101 as a drug candidate for the treatment of patients with anterior and posterior uveitis thereby enabling us to address a larger market than either indication alone. Because of such increase in potential patients, CF101 does not fall in the FDA definition of an orphan drug for the uveitis clinical application.

Effective January 1, 2013, Pnina Fishman relinquished the position of Chief Executive Officer but remained as Chairman of the Board and Dr. Gil Ben-Menachem was appointed as Chief Executive Officer of the Company. Effective February 28, 2013, our Board of Directors approved the termination of Dr. Gil Ben-Menachem as our Chief Executive Officer and appointed Barak Singer as the Chief Executive Officer of the Company.

On January 29, 2013, the Board of Directors approved the adoption of an annex (the “Annex”) to the 2012 Stock Incentive Plan (the “Plan”).  The grant of any securities under the Annex was contingent upon 30 days elapsing since the Annex was filed with the Israeli income tax authorities (the “Tax Authorities”).  On February 7, 2013, the Annex was filed with the Tax Authorities and on March 8, 2013, the Annex became effective.  The Annex applies only to grantees who are residents of the State of Israel at the date of grant or those who are deemed to be residents of the State of Israel for the payment of tax at the date of grant.  Pursuant to the Annex, U.S. tax rules and regulations will not apply to any grants to a grantee who is a resident of the State of Israel at the date of grant or those who are deemed to be residents of the State of Israel for the payment of tax at the date of grant.

On February 28, 2013, our Board approved Can-Fite’s offer to defer payments under the Service Agreement for the performance of clinical trials involving CF101 for ophthalmic indications until the completion of a fundraising by the Company and in no event in excess of the available cash of the Company after the fulfillment of our obligations to other creditors at such time. We will pay interest at the rate of 3% per annum from the date of each quarterly invoice issued by Can-Fite until the deferred payments are satisfied.

On March 15, 2013, we announced that patient enrollment for the phase 3 study of CF101 for the treatment of Dry Eye Syndrome has been completed. The final results of the study are expected to be announced in the fourth quarter this year.

The Company’s principal executive offices are located at 10 Bareket St, Petach Tikva, Israel, 49170 and an additional office is located at 1656 Reunion Avenue, Suite 250, South Jordan, UT 84095.

Business Overview

The Company is a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders. We have in-licensed certain patents and patent applications protecting the use in the ophthalmic field of our current pipeline drug under development, a synthetic A3AR agonist, CF101 (known generically as IB-MECA). CF101 is being developed by the Company to treat three ophthalmic indications: keratoconjunctivitis sicca, also known as dry eye syndrome, or DES; glaucoma and uveitis. We are currently: (i) conducting a Phase III trial with respect to the development of CF101 for the treatment of DES, under an Investigational New Drug, or IND, application with the United States Food and Drug Administration, or FDA; (ii) conducting a Phase II trial with respect to the development of CF101 for the treatment of glaucoma or related syndromes of ocular hypertension; and (iii) preparing for the Phase II study of the development of CF101 for the treatment of uveitis.

CF101 is a highly-selective, orally bioavailable small molecule synthetic drug, which targets the A3 adenosine receptor (A3AR). We believe that CF101 has a favorable safety profile and a potent anti-inflammatory activity, mediated via its capability to inhibit the production of inflammatory cytokines, such as TNF-α, MMPs, IL-1, and IL-6. This is mediated by activation of the A3AR, which is highly expressed in inflammatory tissues in contrast to normal tissues where expression levels of the receptor are very low. We believe that the anti-inflammatory and neuro-protective effects of CF101 make it an attractive candidate for use in the treatment of a variety of ophthalmic diseases. While Can-Fite is continuing to develop CF101 for autoimmune inflammatory indications, we are focusing, under the License Agreement, on the development of CF101 for ophthalmic indications.

Management believes our pipeline drug applications represent a significant market opportunity.  For instance, according to GlobalData, the DES market size was approximately $1.9 billion in 2010, and was expected to grow to approximately $2.8 billion by 2017, the market for glaucoma drugs was estimated at approximately $3.0 billion in 2010 and the uveitis therapeutics market is expected to grow from $0.32 billion in 2010 to $1.6 billion by 2017.  None of our product candidates have been approved for sale or marketing and, to date, there have been no commercial sales of any of our product candidates.

Our corporate strategy is to build a specialized ophthalmic company that develops and in-licenses drugs for the treatment of ophthalmic diseases. We will seek to obtain technologies that complement and expand our existing pipeline by entering into in-license or co-development agreements with academic institutions and biotechnology or pharmaceutical companies. We intend to commercialize our products throughout-licensing arrangements with third parties who may perform any or all of the following tasks:  completing development, securing regulatory approvals, manufacturing, marketing and sales.  We do not intend to develop our own manufacturing facilities or sales forces.

CF101 – PRE-CLINICAL AND CLINICAL PROFILE

Pre-Clinical Studies of CF101

The information below is based on the various studies conducted with CF101, including preclinical studies.  All of the studies were conducted by Can-Fite and/or by Can-Fite’s partners or affiliates.

The toxicity of CF101 has been evaluated following 28-day, 90-day, six-month and nine-month good laboratory practice repeated-dose toxicity studies in male and female mice (28-day, 90-day and six-month), dogs (single-dose only), and monkeys (28-day, 90-day and nine-month).  Even though the dose of CF101 in these studies was escalated to an exposure that is many folds higher than the dose used in human clinical studies, no toxic side effects were identified.

Effects on cardiovascular parameters were evaluated in conscious instrumented monkeys and anesthetized dogs.  These studies demonstrated no significant cardiovascular risk.

Genotoxicity studies were conducted in bacterial and mammalian mutation assays in vitro (i.e., laboratory) and in an in vivo (i.e., animal) mouse micronucleus assay. These studies were all negative, indicating no deleterious action on cellular genetic material.

Reproductive toxicology studies that we completed in mice and rabbits did not reveal evidence of negative effects on male or female fertility.  In mouse teratology studies, or studies for abnormalities of physiological developments, craniofacial and skeletal abnormalities were observed at doses greater than 10 mg/kg; however, no such effects were observed at 3 mg/kg. Teratogenicity, or any developmental anomaly in a fetus, was not observed in rabbits given doses (greater than 13 mg/kg) that induced severe maternal toxicity in such rabbits.

Studies of P450 enzymes, or enzymes that participate in the metabolism of drugs, showed that CF101 caused no P450 enzyme inhibition, or increased drug activity, or induction, or reduced drug activity.  Studies carried out with radiolabeled (C14) CF101 in rats showed that the drug is excreted essentially unchanged.  These studies also showed that the drug is widely distributed in all body parts, except the central nervous system.

Clinical Studies of CF101

The information below is based on the various studies conducted with CF101, including clinical studies in patients with non-ophthalmic related diseases.  All of the studies were conducted by Can-Fite and/or by Can-Fite’s partners or affiliates.

Phase I Clinical Studies of CF101

CF101 has been studied comprehensively in normal volunteer trials to assess safety, pharmacokinetic metabolism and food interaction.  Two Phase I studies in 40 healthy volunteers, single dose and repeated dose, indicated that CF101 is rapidly absorbed (reaching a maximal concentration within one to two hours) with a half life of eight to nine hours.  Some mild adverse events (principally, increased heart rate) were observed at doses higher than single doses of 10.0 mg and twice-daily doses of 5.0 mg.  Such increase in heart rate was not accompanied by any change in QT intervals.  The drug showed linear kinetics, in that the concentration that results from the dose is proportional to the dose and the rate of elimination of the drug is proportional to the concentration, and low inter-subject variability, meaning that the same dose of the drug does not produce large differences in pharmacological responses in different individuals.  A fed-fast Phase I study (with and without food) demonstrated that food causes some attenuation in CF101 absorption; accordingly CF101 is instructed to be given to patients on an empty stomach in our trials.  An additional Phase I study of the absorption, metabolism, excretion and mass balance of 4.0 mg (C14) CF101 was conducted in six healthy male subjects and demonstrated that CF101 was generally well-tolerated in this group.

Based on the findings from Phase I clinical studies, 4.0 mg BID, or twice daily, was selected as the upper limit for initial Phase II clinical trials.

Phase II Clinical Studies of CF101

CF101 has completed five Phase II studies in DES, rheumatoid arthritis and psoriasis in 730 patients (527 patients treated with CF101 and 203 patients treated with a placebo) for an aggregate exposure of approximately 150 patient years, and has demonstrated a favorable safety profile at doses up to 4 mg BID for up to 12 weeks.  In these Phase II studies, no dose-response relationship was evident between CF101 and adverse events.  Moreover, no clinically significant changes in vital signs, electrocardiograms, blood chemistry or hematology were observed.  CF101, given as a standalone therapy, reached the primary endpoint in a Phase II clinical study in DES, as further detailed below.  In addition to the ophthalmic indications, positive data were observed utilizing CF101 as a standalone drug in two Phase II clinical studies in psoriasis and rheumatoid arthritis. However, two Phase IIb studies in rheumatoid arthritis utilizing CF101 in combination with methotrexate failed to reach the primary endpoints. Can-Fite continues to develop CF101 as a standalone therapy for auto-immune inflammatory indications including rheumatoid arthritis and psoriasis, in parallel to our development of CF101 for ophthalmic indications. Safety data from these studies will be shared between Can-Fite and the Company.

CF101 for the Treatment of Ophthalmic Indications

We are developing CF101 for the treatment of DES, glaucoma and uveitis.  Set forth below are general descriptions of the ophthalmic diseases with respect to which CF101 has underwent, is currently undergoing, or is in preparation for clinical trials.

Dry Eye Syndrome: DES is an eye disease caused by eye dryness, which, in turn, is caused by either decreased tear production or increased tear film evaporation.  The tear film is comprised of the lower mucous layer which helps the tear film adhere to the eyes, a middle layer of water and an upper oil layer that seals the tear film and prevents evaporation.  The tear film keeps the eye moist, creates a smooth surface for light to pass through the eye, nourishes the front of the eye and provides protection from injury and infection. DES is usually caused by aqueous tear deficiency, or inadequate tear production, whereby the lachrymal gland, the gland that secretes the aqueous layer of the tear film, does not produce sufficient tears to keep the entire conjunctiva, or the tissue inside the eyelids that covers the sclera, and cornea covered by a complete layer of tear film. In rare cases, aqueous tear deficiency may be a symptom of collagen vascular diseases, including RA, Wegener’s granulomatosis, an incurable form of vasculitis (the inflammatory destruction of blood vessels), systemic lupus erythematosus, an autoimmune connective tissue disease, Sjögren’s syndrome, an autoimmune process in which patients suffer from mouth and eye dryness, and autoimmune diseases associated with Sjögren’s syndrome. DES can also be caused by abnormal tear composition resulting in rapid evaporation or premature destruction of tears. Additional causes include, but are not limited to, age, use of certain drugs and the use of contact lenses.

DES is characterized by eye irritation symptoms, blurred and fluctuating vision, tear film instability, increased tear osmolarity and ocular surface epithelial disease.  DES causes constant ocular discomfort, typically dryness, burning, a sandy-gritty eye irritation and a decrease in visual function.  Over an extended period of time, DES can lead to tiny abrasions on the surface of the eyes. In advanced cases, the epithelium undergoes pathologic changes, namely squamous metaplasia, a non-cancerous change of surface-lining cells, and loss of goblet cells, which secrete mucin, which in turn dissolves in water to form mucous. Some severe cases result in thickening of the corneal surface, corneal erosion, epithelial defects, corneal ulceration (sterile and infected), corneal neovascularization, or excessive ingrowth of blood vessels, corneal scarring, corneal thinning, and even corneal perforation.  In the most severe cases, DES may result in deterioration of vision.

Glaucoma: Glaucoma is an eye disease in which the optic nerve is damaged.  This optic nerve damage involves loss of retinal ganglion cells, or neurons located near the inner surface of the retina, in a characteristic pattern. There are many different subtypes of glaucoma, but they can all be considered to be a type of optic neuropathy. Raised intraocular pressure, or IOP, is the most important and only modifiable risk factor for glaucoma. However, some individuals may have high IOP for years and never develop optic nerve damage. This is known as ocular hypertension. Others may develop optic nerve damage at a relatively low IOP, and, thus, glaucoma. Untreated glaucoma can lead to permanent damage of the optic nerve and resultant visual field loss, which over time can progress to blindness.

Glaucoma can be roughly divided into two main categories, “open angle” and “closed angle” glaucoma. The angle refers to the area between the iris and cornea through which fluid must flow to exit the eye.  The difficulty or inability of such fluid to exit the eye causes an acute increase of pressure and pain.  Closed angle glaucoma can appear suddenly, is often painful and visual loss can progress quickly.  However, the discomfort often leads patients to seek medical attention before permanent damage occurs. Open angle, chronic glaucoma tends to progress at a slower rate and patients may not notice they have lost vision until the disease has progressed significantly.

Uveitis: Uveitis is inflammation of the middle layer of the eye, or the uvea, caused by an immune reaction.  Uveitis can be associated with auto-immune inflammatory diseases and various eye infections. Uveitis is a common cause of blindness. The most common form of uveitis is anterior uveitis, which involves inflammation in the front part of the eye. It is often called iritis because it usually only affects the iris, the colored part of the eye. The inflammation may be associated with autoimmune diseases, but most cases occur in healthy people. The disorder may affect only one eye and is most common in young and middle-aged people.

Posterior uveitis affects the back part of the uvea, and involves primarily the choroid, a layer of blood vessels and connective tissue in the middle part of the eye. This type of uveitis is called choroiditis. If the retina is also involved, it is called chorioretinitis.  Anterior uveitis affects the front part of the uvea, and involves primarily the iris and the cilliary body.  This type of uveitis is called iridocyclitis.  These conditions may develop as a result of a body-wide, or systemic, infection or an autoimmune disease. Another form of uveitis is pars planitis. This inflammation affects the narrowed area, or the pars plana, between the iris, or colored part of the eye, and the choroid. Pars planitis usually occurs in young men and is generally not associated with any other disease. However, some evidence suggests it may be linked to Crohn’s disease and, possibly, multiple sclerosis.

CF101 for the Treatment of Dry Eye Syndrome

A Phase II study in DES was conducted by Can-Fite after discovering that patients in the Phase IIa study for another condition also experienced improvement in DES symptoms.  The study prompted an application for two patents relating to DES and Sjörgen’s Syndrome. Since then a Phase II study of CF101 in patients with moderate to severe DES was successfully completed, meeting its primary endpoint and demonstrating the drug’s ability to improve signs of ocular surface inflammation in these patients.  The trial was a multicenter, randomized, double-masked, placebo-controlled, parallel-group study with 76 patients  (39 CF101 and 37 placebo). Patients were treated orally with either 1.0 mg CF101 pills or matching vehicle-filled placebo pills, BID for 12 weeks, followed by a two-week post-treatment observation. The primary endpoints of the Phase II trial were based on an improvement of more than 25% over baseline at week 12 in one of the following parameters: (i) tear break-up time, or BUT; (ii) superficial punctate keratitis (epithelial staining of the cornea) assessed by fluorescein staining, or FS, results; and (iii) Schirmer tear test 1 results, which are assessed by using paper strips inserted into the eye for several minutes to measure the production of tears. The results of the Phase II trial demonstrated the ability of CF101 to improve signs of ocular surface inflammation of the patients studied.  The CF101-treated group experienced a statistically significant increase in the proportion of patients who achieved more than 25% improvement in FS and in the clearance of FS, as compared to the placebo group. Treatment with CF101 resulted in a statistically significant improvement in the mean change from baseline at week 12 of the FS, BUT and tear meniscus height, or TM, in the CF101-treated group. See Figure 1.

Placebo, n=37
CF101, n=39
Improvement in disease symptoms (mean change from baseline)
4
3
2
1
0
*
p=0.004
*
*
BUT (sec)
FS (score)
TM (score)
*P<0.05 Week 12 vs Baseline

Mean change at week 12 from baseline of CF101-treated group (blue) and the placebo group (pink) of BUT, FS and TM. The mean change in the CF101-treated group was statistically significant, while the mean change in the placebo-treated group was not significant.

Figure 1:  DES efficacy by BUT, FS, and TM

CF101 treatment induced a statistically significant increase in the proportion of patients who achieved greater than 25% improvement in FS and in the clearance of corneal staining between the CF101-treated group and the placebo. See Figure 2.

CF101, n=39
Placebo, n=37
Success rate
(% patients improvement of >25%)
90
80
70
60
50
40
P=0.006
CF101
vs
Placebo
Follow up
End of Dosing
0
2
4
6
8
10
12
14
Treatment time (week)

CF101-treated group (blue line) as compared to the placebo group (pink line) over a 12-week dosing period. The difference between the groups is apparent and significant (p=0.006). The measurement made at week 14, which is two weeks post-dosing, shows a clear reduction in effect. This deterioration of the effect post-dosing is a sign of the anti-inflammatory effect of CF101, which was reduced in correlation with the cessation of dosing.

Figure 2: DES efficacy as determined utilizing FS

Patients treated with CF101 1.0 mg BID showed statistically significant FS clearing in almost all sub-segments of the cornea, especially the central cornea or pupil segment.  See Figure 3.

Complete clearing by corneal segments
All segments
FS Clearance
(% patients with score=0 at end of trial)
CF101, n=39
Placebo, n=37
P<0.001
P=0.02
P=0.007
P=0.01
P=0.006
100
80
60
40
20
0
Nasal
Temporal
Pupil
Inferior
FS - total

Percentage of patients that achieved clearing of FS in the various regions of the cornea at week 12.

Figure 3:  DES efficacy by FS clearing in the different corneal segments

Clinical laboratory safety tests included ophthalmic examinations, IOP measurements, electrocardiographic evaluations, vital sign measurements, and monitoring of adverse events.  CF101 was well-tolerated and exhibited an excellent safety profile with no serious adverse events. No clinically significant changes in vital signs, electrocardiograms, blood chemistry or hematology values were observed.  However, adverse events resulting in discontinuation of the study were observed in two patients: myalgia and recurrent corneal erosion.  The frequency of adverse events was comparable in both treated groups.  The most commonly reported adverse events included constipation, headache, palpitations, itching, abdominal pain, arthralgia, myalgia, fatigue and dry mouth.

The study results of the completed Phase II clinical trial for CF101 for the treatment of DES were published in “Ophthalmology,” which is one of the leading journals in the field.  The Phase II Complete Study Report, or CSR, demonstrated positive results in patients with moderate to severe DES and also served as the basis for an IND, with the FDA for a Phase III trial in the same patient population.  The FDA approved the IND in September 2010 and the Phase III trial is currently being conducted by the Company in the United States, Europe and Israel. The randomized, double-masked phase III clinical trial enrolled 237 patients with moderate-to-severe DES who will be randomized to receive two oral doses of CF101 (0.1 and 1.0 mg) and a placebo, for a period of 24 weeks.  The primary efficacy endpoint will be complete clearing of corneal staining. On March 15, 2013 the Company announced that patient enrollment for the study was completed and that the results of this study are expected in the fourth quarter of 2013. The Company plans on initiating an additional Phase III study involving CF101 for the treatment of moderate-to-severe DES after the conclusion of the current study.

Although the Phase II DES trial was not designed to assess the drug effect on IOP, the latter was tested as a safety parameter and at week 12, the CF101-treated group had a 1.1-mmHg, or 6%, decrease from baseline, which was statistically significant (p=0.048) when compared with the placebo. See Figure 4.

Figure 4: IOP decrease observed in the DES Phase II study

CF101 for the Treatment of Glaucoma

The Company believes that the statistically significant decrease in IOP in the Phase II trial for DES, although observed in subjects without ocular hypertension, is clinically significant and indicates that CF101 may also have potential as a glaucoma therapy, as the main goal of glaucoma therapy is to reduce IOP. This finding led to a patent application for the use of CF101 for lowering IOP.  This result, together with the neuro-protective and anti-inflammatory effects that have been demonstrated in our studies and the studies of others, warrant rapid progression into clinical study in this indication and a Phase II study in patients with glaucoma or related syndromes of ocular hypertension is currently ongoing in Israel and Europe. This trial is a randomized, double-masked, placebo-controlled, parallel-group study of the safety and efficacy of daily CF101 administered orally in subjects with elevated IOP.  The objectives of this study are to determine the effects of oral CF101 in lowering IOP when administered BID for 16 weeks in subjects with elevated IOP and the safety of oral CF101 in this subject population.  This trial is being performed in two segments.  In the first segment, subjects are being randomized to receive either CF101 1.0 mg or a matching placebo, given orally every 12 hours for 16 weeks.  The Company is enrolling 44 subjects in the first segment, randomized in a 3:1 ratio to CF101 1.0 mg or to the placebo.  At the conclusion of the first segment, a Data Review Committee, or DRC, is to review safety and efficacy data and advise on progression of the trial to the second segment.  The second segment, if conducted, will enroll up to approximately 88 subjects in up to three dose groups (CF101 1.0 mg, CF101 2.0 mg or the placebo every 12 hours) randomized in a 3:3:2 ratio.  At its discretion, the DRC may also recommend increasing enrollment in the CF101 1.0 mg group or other changes to the protocol design. In May 2010, the Israeli Ministry of Health approved the study protocol and patient enrollment was initiated subsequently.  The conclusion of the first segment of the study is expected in the fourth quarter of 2013.

CF101 for the Treatment of Uveitis

Former pre-clinical pharmacology studies conducted by Can-Fite in collaboration with the U.S National Institute of Health, or the NIH, under a Material Cooperative Research and Development Agreement at its National Eye Institute, a worldwide leader in uveitis research, demonstrated that CF101 had been effective in inhibiting the development of posterior uveitis in an experimental animal model.  Additional preclinical studies conducted by the Company, showed that CF101 was effective in treating anterior uveitis in experimental animal models.  The efficacy of CF101 in treating both anterior and posterior uveitis in experimental animal models supports further testing of CF101 for the treatment of patients with either anterior or posterior uveitis. Can-Fite, together with the NIH, has applied for a patent for the use of CF101 for the treatment of uveitis. Can-Fite has licensed its share of this intellectual property to us and together we are currently in discussions with the NIH to obtain an exclusive license on the NIH’s share of this intellectual property. The Company is currently in preparation for an exploratory Phase II study for uveitis, and is planning to submit the study protocol during the second quarter of 2013.

The License Agreement

On November 21, 2011, Eyefite, our wholly-owned subsidiary, and Can-Fite entered into the License Agreement according to which Can-Fite (i) granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic diseases and (ii) assigned to Eyefite its rights, title and interest in and to any and all INDs, to CF101 in the ophthalmic field.  . The license granted to Eyefite allows Eyefite to sublicense to third parties, subject to the satisfaction of certain conditions. Pursuant to the License Agreement, Eyefite has sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and all approvals and related regulatory documentation shall be Eyefite’s sole and exclusive property. Eyefite is also required to assume responsibility for making payments to Can-Fite’s licensor the NIH pursuant to a license agreement between Can-Fite and NIH for certain patent rights relating to CF101, including (i) a nonrefundable minimum annual royalty of $25,000, (ii) earned royalties of 4.0% to 5.5% on net sales in territories in where such patents exist and (iii) individual payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication. Eyefite will also be required to make payments to the NIH of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. If Eyefite fails to make a required payment to the NIH, Can-Fite will be entitled to terminate the license granted to Eyefite under the License Agreement upon 30 days’ prior written notice. The License Agreement will remain in effect until the expiration of the last of the patents licensed thereunder, unless earlier terminated by one of the parties in accordance with the License Agreement. Can-Fite may terminate the License Agreement upon customary bankruptcy and insolvency events of Eyefite and upon Eyefite’s material breach of the License Agreement, upon 30 days’ prior written notice. Eyefite may terminate the License Agreement upon three months’ prior written notice for any reason and upon 30 days’ prior written notice for Can-Fite’s material breach of the License Agreement. All inventions resulting from the development and commercialization of CF101 under the License Agreement belong to Can-Fite, whether such were invented solely by Can-Fite, solely by Eyefite or by both of entities. However, the License Agreement also grants Eyefite an exclusive license to use any such inventions in the field of ophthalmic diseases around the world for no additional consideration.

Seasonality

Our business and operations are generally not affected by seasonal fluctuations or factors.

Raw Materials and Suppliers

We believe that the raw materials that we require to manufacture CF101 are widely available from numerous suppliers and are generally considered to be generic industrial chemical supplies.  We do not rely on a single or unique supplier for the current production of any therapeutic small molecule in our pipeline.

Manufacturing

The relevant suppliers of our drug products are compliant with both current Good Manufacturing Practices, or cGMP, and current Good Laboratory Practices, or cGLP, and allow us to manufacture drug products for our current clinical trials. We anticipate that we will continue to rely on third parties to produce our drug products for clinical trials and commercialization.

There can be no assurance that our drug candidates, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with the manufacture of any pharmaceutical products or medical devices. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP for drugs on an ongoing basis, as mandated by the FDA and other regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

Contract Research Organizations

Currently through Can-Fite under the Services Agreement, we outsource certain clinical development activities to contract research organizations, or CROs. Our clinical CROs comply with guidelines from the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, which attempt to harmonize the FDA and the European Medicines Agency, or the EMA, regulations and guidelines. Also through Can-Fite under the Services Agreement, we create and implement the drug development plans and manage the CROs according to the specific requirements of the drug candidate under development.

Marketing and Sales

We do not currently have any marketing or sales capabilities.  We intend to license to, or enter into strategic alliances with, larger companies in the pharmaceutical business, which are equipped to market and/or sell our products, if any, through their well-developed marketing capabilities and distribution networks throughout the world.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that we believe are important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

Patents

Pursuant to the License Agreement, Eyefite has a field-of-use exclusive license under a patent portfolio owned or in-licensed by Can-Fite (the “Licensed IP”). The Licensed IP includes patent and patent applications owned by Can-Fite or in-licensed by Can-Fite from others covering the composition-of-matter and manufacture of CF101 and certain other A3AR agonists and the use of CF101 and such other A3AR agonists for the treatment of a variety of ophthalmic diseases, including DES, glaucoma and uveitis. The field of use of the exclusive license to Eyefite includes the use of CF101 in the field of ophthalmology (the “Field”). Eyefite is not aware of any issued or pending patent applications that could or would restrict or inhibit its ability to operate.

The patent portfolio for CF101 owned or in-licensed by Can-Fite and relating to the Field are described below and include both issued patents and pending patent applications that were licensed by Can-Fite to Eyefite for the use within the Field:

•

a family of patents that protects certain small molecules that are A3AR agonists, such as CF101, including a United States patent and a European patent that was validated in the United Kingdom, France, Germany, Switzerland, Italy, Belgium and Luxembourg; the former of which will expire in 2015 and the latter in 2014.

•

two families of patents and pending patent applications which pertain to the use of A3AR agonists for the treatment of DES and/or Sjorgen's Syndrome. Such patents were granted in the United States, Australia, Canada, China, Japan, South Korea and Mexico.  The patent applications are pending in the United States, European Patent Office, or the EPO (this EPO application designates all member states of the European Patent Convention, or the EPC), Brazil and Israel.  Some of these patents and pending patent applications have a filing date of July 18, 2005 and a priority date of July 28, 2004 and others have a filing date of February 1, 2006 and a priority date of January 27, 2006. The patents already issued and those to be issued with respect to the pending patent applications will expire in 2025 or 2026, respectively;

•

a family of pending patent applications which pertains to the use of A3AR agonists for the treatment or reduction of  IOP. These patent applications are pending in the United States, in the EPO (this EPO application designates all EPC member states), Israel, Japan, China, Hong Kong, Canada, Australia, Mexico and South Korea, each with a filing date of May 16, 2010 and a priority date of May 17, 2009. The patents to be issued with respect to these pending patent applications will expire in 2030;

•

a family of pending patent applications which pertain to the method for producing CF101. These patent applications are pending in the United States, the EPO (this EPO application designates all EPC member states), India, Israel, Japan and China, each with a filing date of March 13, 2008 and a priority date of March 14, 2007. The patents to be issued with respect to these pending applications will expire in 2027;

•

a family of pending patent applications under joint ownership of Can-Fite and the NIH and licensed, to the extent of Can-Fite’s ownership, to Eyefite, which pertain to the use of A3AR agonists for the treatment of uveitis.  These patent applications are pending in the United States, the EPO (this EPO application designates all EPC member states), Israel, Japan, China, Canada, Mexico, South Korea and the Russian Federation, each with a filing date of February 27, 2011 and a priority date of March 3, 2010. Patents to be issued with respect to these pending patent applications will expire in 2031. We are in discussions with the NIH to obtain a license with respect to its ownership of such pending patent applications and the patents that may be issued pursuant to the same.

We believe that our licensed patents provide broad and comprehensive coverage for the use of CF101 for the treatment of certain ophthalmic disorders.  In addition, pursuant to the License Agreement, Can-Fite has contractually agreed to enforce its intellectual property rights if necessary to preserve our licensed rights.  However, the patent positions of biopharmaceutical companies, such as Can-Fite and ourselves, are generally uncertain and involve complex legal and factual questions.  Can-Fite’s ability to maintain and solidify its proprietary position for the technology licensed to us will depend on its success in obtaining effective claims and enforcing those claims once granted.  There is no certainty that any of Can-Fite’s pending patent applications or those pending patent applications that it licenses, including those licensed to us, will result in the issuance of any patents.  The issued patents and those that may issue in the future, including those licensed to Can-Fite, may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit its ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products under the License Agreement. We cannot be certain that Can-Fite was the first to invent the inventions claimed in its owned or licensed patents or pending patent applications.  In addition, our competitors may independently develop similar technologies or duplicate any technology developed by Can-Fite or us, and the rights granted under any issued patents may not provide us, as a licensee thereunder, with any meaningful competitive advantages against these competitors.  Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of such patent.  For more risks associated with the protection of our licensed intellectual property, see Item 1A. “Risk Factors—Risks Relating to Our Intellectual Property”.

Trade Secrets

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and assignment of inventions agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, such agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors or others.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology, intense competition and a highly risky, costly and lengthy research and development process.  Adequate protection of intellectual property, successful product development, adequate funding and retention of skilled, experienced and professional personnel are among the many factors critical to success in the pharmaceutical industry.

We believe that the characteristics of CF101, as exhibited in our clinical studies to date, including its good safety profile, clinical activity, simple and less frequent delivery through oral administration and its low cost of production, position it well against the competition in the ophthalmic markets, where treatments, when available, often include frequent self-administered eye drops, which may be more difficult than taking pills and may result in less than the full dose of the drug actually entering the eye, have undesirable side effects and do not simultaneously treat the underlying cause and relieve the symptoms associated with the indication.

On the other hand, other drugs on the market, new drugs under development (including drugs that are in more advanced stages of development in comparison to our drug pipeline) and additional drugs that were originally intended for other purposes, but were found effective for purposes targeted by us, may all be competitive to the current drug in our pipeline.  In fact, some of these drugs are well established and accepted among patients and physicians in their respective markets, can be efficiently produced and marketed, and are relatively safe.  Moreover, other companies of various sizes engage in activities similar to ours.  Most, if not all, of our competitors have substantially greater financial and other resources available to them.  Competitors include companies with marketed products and/or an advanced research and development pipeline.  The competitive landscape in the ophthalmic therapeutics field includes  Novartis/Alcon, Allergan, Pfizer, Roche/Genentech, Merck (which acquired Inspire Pharmaceuticals), Santen (which acquired Novagali), Bausch & Lomb (which acquired ISTA Pharmaceuticals), GlaxoSmithKline, Sanofi-Aventis (which acquired Fovea) and more.

Dry Eye Syndrome

According to Datamonitor, DES is the most common problem of patients who seek eye care. As of 2010, 49.3 million people in the seven major markets (i.e., United States, France, Germany, Italy, Spain, United Kingdom and Japan) suffered from DES.  We believe that the number of people who suffer from DES will increase as the population in each of these countries ages.  According to GlobalData, as of 2010, the DES market size was approximately $1.9 billion and is expected to grow to approximately $2.8 billion by 2017.

The current products available to treat DES include Restasis® and Refresh® by Allergan, and Celluvisc®, Hyalein®, Vismed® and Systane® by Alcon.  Restasis® is the only FDA-approved prescription therapy indicated to treat DES and, as such, it dominates the U.S. market with respect to the treatment of DES.  Restasis® is not registered in Europe because of its  side effects (eye irritation, in particular).  There are several artificial tear products, such as Refresh®, available to treat DES, which are used either alone (in mild to moderate cases) or in combination with other treatments (in moderate to severe cases).  Eye drops are currently the most common method of treating DES and the most common practice is to have patients self-administer such drops several times daily.  Patients may have difficulty complying with this regimen as it may be more difficult than taking pills and may result in less than the full dose of the drug actually entering the eye.  In addition to the foregoing, several therapies are in advanced clinical stages of development for DES.

We believe that CF101, which is administered orally, represents an attractive treatment option for patients suffering from DES because we believe that oral administration allows for increased patient compliance with self-administration, especially in light of the fact that many of the people who suffer from DES are aging and may have difficulty self-administering eye drops.  We also believe that there are needs with respect to the treatment of DES that are not being met by existing therapies, such as drugs that allow for less frequent administration than existing products, drugs that treat the underlying cause of DES and drugs that can act as anti-inflammatory agents.

Glaucoma

According to Datamonitor, as of 2010, seven million people in the seven major markets suffered from glaucoma. GlobalData estimated that the market for glaucoma drugs was  $3.0 billion in 2010. We expect that the number of people who suffer from glaucoma will increase as the population in each of the seven major markets ages.

The main drugs used to treat glaucoma include Xalatan®, Travatan® and Cosopt®.  Xalatan® is recommended by the European Glaucoma Society and American Academy of Ophthalmologists as the first choice for the treatment of glaucoma.  According to a Pfizer annual report, Xalatan®, which is marketed by Pfizer, is the leading drug used to treat glaucoma, and had global sales of over $1.7 billion in 2010. Sales of Xalatan® decreased to $1.25 billion in 2011 and are expected to continue to decrease likely as a result of the expiration of patents covering Xalatan® during 2011 and the launch of new generic brands. Travatan® was first launched in the United States in 2001 and then Europe and the rest of the world markets in 2002.  According to Evaluate Pharma, Travatan®, marketed by Alcon, experienced sales of approximately $600 million in 2010. Travatan® is administered once each day, which ophthalmologists cite as a significant advantage over other drugs used to treat glaucoma.  Cosopt® is the oldest combination therapy in the glaucoma market.  Due to the expiration of patents covering Cosopt® in 2008, some ophthalmologists have begun to look to other brands or generic drugs in the treatment of glaucoma.  Another leading company in this field is Allergan, which markets Lumigan®, Ganfort™, Alphagan®, and Combigan®, with over $1.0 billion in aggregate revenues in 2011.  The Pfizer annual report predicts that the glaucoma therapeutics market will witness major revenue depletion over the next few years due to a string of upcoming patent expirations, which started with the expiration of the Xalatan® patent.

Several therapies are in advanced clinical development for glaucoma.  In addition, in 2012, the FDA approved tafluprost ophthalmic solution, Zioptan by Merck, the first preservative-free prostaglandin analog ophthalmic solution, or a solution derived from fatty acids, for the treatment of glaucoma.

While several anti-glaucoma drugs exist, the glaucoma therapeutics market has a high level of unmet need, which mainly arises from the lack of approved drugs targeting the disease’s progression. Many therapies approved provide only symptomatic relief.  The therapies which are available for the treatment of glaucoma have shown low to moderate efficacy and safety profiles.  Accordingly, there is a significant need for drugs that reduce IOP. In addition, part of the pathogenesis of glaucoma is damage to the optic nerve, so drugs that, in addition to lowering IOP, have a neuroprotective effect, would also satisfy an unmet need.  Based on its toxicological profile, we believe that CF101 has the potential to have fewer side effects than existing drugs for the treatment of glaucoma. At the same time, CF101 offers the potential to act as a neuroprotective agent that  prevents the death of retinal cells, as well as the potential to lower IOP.  We also believe that CF101 will offer less frequent administration than most existing therapies.

Uveitis

According to Data Monitor, uveitis is estimated as the fifth or sixth leading cause of blindness in the United States.  The incidence of uveitis worldwide varies from 14 to 52.4 per 100,000 people, while the overall prevalence around the world is reported as 0.73%.  We estimate that there are approximately one million uveitis patients around the world. According to GlobalData, in 2010, the uveitis market was $0.32 billion and is estimated to reach $1.6 billion by 2017.  The current treatments for uveitis include corticosteroids, anti-metabolites, T-cell inhibitors, alkylating agents and biological drugs, which often involve serious adverse side effects and lack of efficacy. Accordingly, we believe that a need exists for drugs used in the treatment of uveitis that are less toxic and more effective.   There are currently several therapies in advance clinical development for anterior and posterior uveitis.

We believe that a need exists for drugs used for the treatment of uveitis that are less toxic and more effective than currently available therapies. Former pre-clinical pharmacology studies demonstrated that CF101 is effective in inhibiting the development of posterior and anterior uveitis and has a favorable safety profile in experimental animal models. We are currently conducting the preparatory work for an exploratory Phase II study of uveitis.

Insurance

We maintain insurance for directors’ and officers’ liability with a coverage limit of $10.0 million aggregate for any and all losses arising out of any and all claims against our directors and officers, except for certain wrongful acts and certain claims arising out of securities offerings.

Our majority stockholder, Can-Fite, which conducts our current clinical studies pursuant to the Services Agreement, maintains worldwide product and clinical trial liability insurance with a coverage limit of approximately $3.0 million with respect to the use of CF101 in clinical trials.  Can-Fite also procures additional insurance coverage for each specific clinical trial it conducts, which includes coverage for a certain number of trial participants and varies based on the particular clinical trial.  Certain of such policies are based on compliance with the Declaration of Helsinki, which is a set of ethical principles regarding human experimentation developed for the medical community by the World Medical Association and certain protocols from various health authorities throughout the world, some of which may be costly to comply with.

We believe that our insurance policies are adequate and customary for a business of our kind. However, because of the nature of our business, we cannot assure you that we will be able to maintain insurance on a commercially reasonable basis or at all, or that any future claims will not exceed our insurance coverage.

Environmental Matters

We and our agents, including Can-Fite pursuant to the Services Agreement, are subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, management and disposal of hazardous, radioactive and biological materials and wastes and the cleanup of contaminated sites. We believe that our business, operations and facilities, including those of our agents and service providers, such as Can-Fite, are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. Can-Fite’s laboratory personnel in Israel have ongoing communication with the Israeli Ministry of Environmental Protection in order to verify compliance with relevant instructions and regulations. In addition, all laboratory personnel participate in instruction on the proper handling of chemicals, including hazardous substances before commencing employment, and during the course of their employment.  In addition, all information with respect to any chemical substance is filed and stored as a Material Safety Data Sheet, as required by applicable environmental regulations. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on us. The operation of testing facilities, however, entails risks in these areas.  Significant expenditures could be required in the future if these facilities are required to comply with new or more stringent environmental or health and safety laws, regulations or requirements.

Government Regulation

We operate in a highly controlled regulatory environment. Stringent regulations establish requirements relating to analytical, toxicological and clinical standards and protocols in respect of the testing of pharmaceuticals. Regulations also cover research, development, manufacturing and reporting procedures, both pre- and post-approval. In many markets, especially in Europe, marketing and pricing strategies are subject to national legislation or administrative practices that include requirements to demonstrate not only the quality, safety and efficacy of a new product, but also its cost-effectiveness relating to other treatment options. Failure to comply with regulations can result in stringent sanctions, including product recalls, withdrawal of approvals, seizure of products and criminal prosecution.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through preclinical studies and clinical trials that our product candidates are safe and effective. Historically, the results from preclinical studies and early clinical trials often have not accurately predicted results of later clinical trials. In addition, a number of pharmaceutical products have shown promising results in clinical trials but subsequently failed to establish sufficient safety and efficacy results to obtain necessary regulatory approvals. We have incurred and will continue to incur substantial expense for, and devote a significant amount of time to, preclinical studies and clinical trials. Many factors can delay the commencement and rate of completion of clinical trials, including the inability to recruit patients at the expected rate, the inability to follow patients adequately after treatment, the failure to manufacture sufficient quantities of materials used for clinical trials, and the emergence of unforeseen safety issues and governmental and regulatory delays. If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical studies and clinical trials. Additionally, as a result of these failures, we may also be unable to obtain additional financing.

Governmental authorities in all major markets require that a new pharmaceutical product be approved or exempted from approval before it is marketed, and have established high standards for technical appraisal, which can result in an expensive and lengthy approval process. The time to obtain approval varies by country and some products are never approved. The lengthy process of conducting clinical trials, seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

A summary of the U.S., EU and Israeli regulatory processes follow below.

United States

In the United States, the Public Health Services Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the safety and effectiveness standards for our products and the raw materials and components used in the production of, testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of our products on a product-by-product basis.

Preclinical tests include in vitro and in vivo evaluation of the product candidate, its chemistry, formulation and stability, and animal studies to assess potential safety and efficacy.  Certain preclinical tests must be conducted in compliance with good laboratory practice regulations.  Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated.  After laboratory analysis and preclinical testing, we intend to file an IND with the FDA to begin human testing.  Typically, a manufacturer conducts a three-phase human clinical testing program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent.  In Phase I, small clinical trials are conducted to determine the safety and proper dose ranges of our product candidates.  In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of our product candidates.  In Phase III, clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy.  The time and expense required for us to perform this clinical testing can vary and is substantial.  We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all.  Furthermore, the FDA, the Institutional Review Board responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or the Company may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk.

We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA.  The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted.  The process may be significantly extended by requests for additional information or clarification regarding information already provided.  As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians.  Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on our activities.  We cannot be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all.  Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials.  Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses and these limitations may adversely affect the commercial viability of the product.  Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

Even after we obtain FDA approval, we may be required to conduct further clinical trials (i.e., Phase IV trials) and provide additional data on safety and effectiveness.  We are also required to gain separate approval for the use of an approved product as a treatment for indications other than those initially approved.  In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval.  Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market.  Any adverse event, either before or after marketing approval, can result in product liability claims against us.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such products prior to providing approval to market a product.  If after receiving FDA approval, we make a material change in manufacturing equipment, location or process, additional regulatory review may be required.  We also must adhere to cGMP regulations and product-specific regulations enforced by the FDA through its facilities inspection program.  The FDA also conducts regular, periodic visits to re-inspect our equipment, facilities, laboratories and processes following the initial approval.  If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

We have currently received no approvals to market our products from the FDA or other foreign regulators.

We are also subject to various federal, state and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws.  The federal Anti-kickback law, which governs federal healthcare programs (e.g., Medicare, Medicaid), makes it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug.  Many states have similar laws that are not restricted to federal healthcare programs.  Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursement, including claims for the sale of drugs or services, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.  If the government or a whistleblower were to allege that we violated these laws there could be a material adverse effect on us, including our stock price.  Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition.  A finding of liability under these laws can have significant adverse financial implications for the Company and can result in payment of large penalties and possible exclusion from federal healthcare programs.  We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them.  However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

European Economic Area

Although we are not currently seeking regulatory approval in the EU, we may do so in the future.  As such, a summary of the EU regulatory processes follows below.

A medicinal product may only be placed on the market in the European Economic Area, or EEA, composed of the 27 EU member states, plus Norway, Iceland and Lichtenstein, when a marketing authorization has been issued by the competent authority of a member state pursuant to Directive 2001/83/EC (as recently amended by Directive 2004/27/EC), or an authorization has been granted under the centralized procedure in accordance with Regulation (EC) No. 726/2004 or its predecessor, Regulation 2309/93. There are essentially three community procedures created under prevailing European pharmaceutical legislation that, if successfully completed, allow an applicant to place a medicinal product on the market in the EEA.

Centralized Procedure

Regulation 726/2004/EC now governs the centralized procedure when a marketing authorization is granted by the European Commission, acting in its capacity as the European Licensing Authority on the advice of the EMA. That authorization is valid throughout the entire community and directly or (as to Norway, Iceland and Liechtenstein) indirectly allows the applicant to place the product on the market in all member states of the EEA. The EMA is the administrative body responsible for coordinating the existing scientific resources available in the member states for evaluation, supervision and pharmacovigilance of medicinal products. Certain medicinal products, as described in the Annex to Regulation 726/2004, must be authorized centrally. These are products that are developed by means of a biotechnological process in accordance with Paragraph 1 to the Annex to the Regulation. Medicinal products for human use containing a new active substance for which the therapeutic indication is the treatment of acquired immune deficiency syndrome, or AIDS, cancer, neurodegenerative disorder or diabetes must also be authorized centrally. Starting on May 20, 2008, the mandatory centralized procedure was extended to autoimmune diseases and other immune dysfunctions and viral diseases. Finally, all medicinal products that are designated as orphan medicinal products pursuant to Regulation 141/2000 must be authorized under the centralized procedure. An applicant may also opt for assessment through the centralized procedure if it can show that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization centrally is in the interests of patients at the community level. For each application submitted to the EMA for scientific assessment, the EMA is required to ensure that the opinion of the Committee for Medicinal Products for Human Use, or CHMP, is given within 210 days after receipt of a valid application. This 210 days period does not include the time that the applicant to answer any questions raised during the application procedure, the so-called ‘clock stop’ period. If the opinion is positive, the EMA is required to send the opinion to the European Commission, which is responsible for preparing the draft decision granting a marketing authorization. This draft decision may differ from the CHMP opinion, stating reasons for diverging for the CHMP opinion. The draft decision is sent to the applicant and the member states, after which the European Commission takes a final decision. If the initial opinion of the CHMP is negative, the applicant is afforded an opportunity to seek a re-examination of the opinion. The CHMP is required to re-examine its opinion within 60 days following receipt of the request by the applicant. All CHMP refusals and the reasons for refusal are made public on the EMA website. Without a centralized marketing authorization it is prohibited to place a medicinal product that must be authorized centrally on the market in the EU.

Mutual Recognition and Decentralized Procedures

With the exception of products that are authorized centrally, the competent authorities of the member states are responsible for granting marketing authorizations for medicinal products placed on their national markets. If the applicant for a marketing authorization intends to market the same medicinal product in more than one member state, the applicant may seek an authorization progressively in the community under the mutual recognition or decentralized procedure. Mutual recognition is used if the medicinal product has already been authorized in a member state. In this case, the holder of this marketing authorization requests the member state where the authorization has been granted to act as reference member state by preparing an updated assessment report that is then used to facilitate mutual recognition of the existing authorization in the other member states in which approval is sought (the so-called concerned member state(s)). The reference member state must prepare an updated assessment report within 90 days of receipt of a valid application. This report together with the approved Summary of Product Characteristics, or SmPC (which sets out the conditions of use of the product), and a labeling and package leaflet are sent to the concerned member states for their consideration. The concerned member states are required to approve the assessment report, the SmPC and the labeling and package leaflet within 90 days of receipt of these documents. The total procedural time is 180 days.

The decentralized procedure is used in cases where the medicinal product has not received a marketing authorization in the EU at the time of application. The applicant requests a member state of its choice to act as reference member state to prepare an assessment report that is then used to facilitate agreement with the concerned member states and the grant of a national marketing authorization in all of these member states. In this procedure, the reference member state must prepare, for consideration by the concerned member states, the draft assessment report, a draft SmPC and a draft of the labeling and package leaflet within 120 days after receipt of a valid application. As in the case of mutual recognition, the concerned member states are required to approve these documents within 90 days of their receipt.

For both mutual recognition and decentralized procedures, if a concerned member state objects to the grant of a marketing authorization on the grounds of a potential serious risk to public health, it may raise a reasoned objection with the reference member state. The points of disagreement are in the first instance referred to the Co-ordination Group on Mutual Recognition and Decentralized Procedures, or CMD, to reach an agreement within 60 days of the communication of the points of disagreement. If member states fail to reach an agreement, then the matter is referred to the EMA and CHMP for arbitration. The CHMP is required to deliver a reasoned opinion within 60 days of the date on which the matter is referred. The scientific opinion adopted by the CHMP forms the basis for a binding European Commission decision.

Irrespective of whether the medicinal product is assessed centrally, de-centrally or through a process of mutual recognition, the medicinal product must be manufactured in accordance with the principles of good manufacturing practice as set out in Directive 2003/94/EC and Volume 4 of the rules governing medicinal products in the European community. Moreover, community law requires the clinical results in support of clinical safety and efficacy based upon clinical trials conducted in the European community to be in compliance with the requirements of Directive 2001/20/EC, which implements good clinical practice in the conduct of clinical trials on medicinal products for human use. Clinical trials conducted outside the European community and used to support applications for marketing within the EU must have been conducted in a way consistent with the principles set out in Directive 2001/20/EC. The conduct of a clinical trial in the EU requires, pursuant to Directive 2001/20/EC, authorization by the relevant national competent authority where a trial takes place, and an ethics committee to have issued a favorable opinion in relation to the arrangements for the trial. It also requires that the sponsor of the trial, or a person authorized to act on his behalf in relation to the trial, be established in the community.

National Procedure

This procedure is available for medicinal products that do not fall within the scope of mandatory centralized authorization and are intended for use in only on EU member state. Specific procedures and timelines differ between member states, but the duration of the procedure is generally 210 days and based on a risk/efficacy assessment by the competent authority of the member state concerned, followed by determination of SmPC, package leaflet and label text/layout and subsequently grant of the marketing authorization. Marketing authorizations granted on this basis are not mutually recognized by other member states.

There are various types of applications for marketing authorizations:

Full Applications. A full application is one that is made under any of the community procedures described above and “stands alone” in the sense that it contains all of the particulars and information required by Article 8(3) of Directive 2001/83 (as amended) to allow the competent authority to assess the quality, safety and efficacy of the product and in particular the balance between benefit and risk. Article 8(3)(l) in particular refers to the need to present the results of the applicant’s research on (i) pharmaceutical (physical-chemical, biological or microbiological) tests, (ii) preclinical (toxicological and pharmacological) studies and (iii) clinical trials in humans. The nature of these tests, studies and trials is explained in more detail in Annex I to Directive 2001/83/EC. Full applications would be required for products containing new active substances not previously approved by the competent authority, but may also be made for other products.

Abridged Applications. Article 10 of Directive 2001/83/EC contains exemptions from the requirement that the applicant provide the results of its own preclinical and clinical research. There are three regulatory routes for an applicant to seek an exemption from providing such results, namely (i) cross-referral to an innovator’s results without consent of the innovator, (ii) well established use according to published literature and (iii) consent to refer to an existing dossier of research results filed by a previous applicant.

Cross-referral to Innovator’s Data

Articles 10(1) and 10(2)(b) of Directive 2001/83/EC provide the legal basis for an applicant to seek a marketing authorization on the basis that its product is a generic medicinal product (a copy) of a reference medicinal product that has already been authorized, in accordance with community provisions. A reference product is, in principle, an original product granted an authorization on the basis of a full dossier of particulars and information. This is the main exemption used by generic manufacturers for obtaining a marketing authorization for a copy product. The generic applicant is not required to provide the results of preclinical studies and of clinical trials if its product meets the definition of a generic medicinal product and the applicable regulatory results protection period for the results submitted by the innovator has expired. A generic medicinal product is defined as a medicinal product:

•

having the same qualitative and quantitative composition in active substance as the reference medicinal product;

•

having the same pharmaceutical form as the reference medicinal product; and

•

whose bioequivalence with the reference medicinal product has been demonstrated by appropriate bioavailability studies.

Applications in respect of a generic medicinal product cannot be made before the expiry of the protection period. Where the reference product was granted a national marketing authorization pursuant to an application made before October 30, 2005, the protection period is either six years or 10 years, depending upon the election of the particular member state concerned. Where the reference product was granted a marketing authorization centrally, pursuant to an application made before November 20, 2005, the protection period is 10 years. For applications made after these dates, Regulation 726/2004 and amendments to Directive 2001/83/EC provide for a harmonized protection period regardless of the approval route utilized. The harmonized protection period is in total 10 years, including eight years of research data protection and two years of marketing protection. The effect is that the originator’s results can be the subject of a cross-referral application after eight years, but any resulting authorization cannot be exploited for a further two years. The rationale of this procedure is not that the competent authority does not have before it relevant tests and trials upon which to assess the efficacy and safety of the generic product, but that the relevant particulars can, if the research data protection period has expired, be found on the originator’s file and used for assessment of the generic medicinal product. The 10-year protection period can be extended to 11 years where, in the first eight years post-authorization, the holder of the authorization obtains approval for a new indication assessed as offering a significant clinical benefit in comparison with existing products.

If the copy product does not meet the definition of a generic medicinal product or if certain types of changes occur in the active substance(s) or in the therapeutic indications, strength, pharmaceutical form or route of administration in relation to the reference medicinal product, Article 10(3) of Directive 2001/83/EC provides that the results of the appropriate preclinical studies or clinical trials must be provided by the applicant.

Well-established Medicinal Use

Under Article 10a of Directive 2001/83/EC, an applicant may, in substitution for the results of its own preclinical and clinical research, present detailed references to published literature demonstrating that the active substance(s) of a product have a well-established medicinal use within the community with recognized efficacy and an acceptable level of safety. The applicant is entitled to refer to a variety of different types of literature, including reports of clinical trials with the same active substance(s) and epidemiological studies that indicate that the constituent or constituents of the product have an acceptable safety/efficacy profile for a particular indication. However, use of the published literature exemption is restricted by stating that in no circumstances will constituents be treated as having a well-established use if they have been used for less than 10 years from the first systematic and documented use of the substance as a medicinal product in the EU. Even after 10 years’ systematic use, the threshold for well-established medicinal use might not be met. European pharmaceutical law requires the competent authorities to consider among other factors the period over which a substance has been used, the amount of patient use of the substance, the degree of scientific interest in the use of the substance (as reflected in the scientific literature) and the coherence (consistency) of all the scientific assessments made in the literature. For this reason, different substances may reach the threshold for well-established use after different periods, but the minimum period is 10 years. If the applicant seeks approval of an entirely new therapeutic use compared with that to which the published literature refers, additional preclinical and/or clinical results would have to be provided.

Informed Consent

Under Article 10c of Directive 2001/83/EC, following the grant of a marketing authorization the holder of such authorization may consent to a competent authority utilizing the pharmaceutical, preclinical and clinical documentation that it submitted to obtain approval for a medicinal product to assess a subsequent application relating to a medicinal product possessing the same qualitative and quantitative composition with respect to the active substances and the same pharmaceutical form.

Law Relating to Pediatric Research

Regulation (EC) 1901/2006 (as amended by Regulation (EC) 1902/2006) was adopted on December 12, 2006. This Regulation governs the development of medicinal products for human use in order to meet the specific therapeutic needs of the pediatric population. It requires any application for marketing authorization made after July 26, 2008 in respect of a product not authorized in the European Community on January 26, 2007 (the time the Regulation entered into force), to include the results of all studies performed and details of all information collected in compliance with a pediatric investigation plan agreed by the Pediatric Committee of the EMA, unless the product is subject to an agreed waiver or deferral or unless the product is excluded from the scope of Regulation 1902/2006 (generics, hybrid medicinal products, biosimilars, homeopathic and traditional (herbal) medicinal products and medicinal products containing one or more active substances of well-established medicinal use). Waivers can be granted in certain circumstances where pediatric studies are not required or desirable. Deferrals can be granted in certain circumstances where the initiation or completion of pediatric studies should be deferred until appropriate studies in adults have been performed. Moreover, this regulation imposes the same obligation from January 26, 2009 on an applicant seeking approval of a new indication, pharmaceutical form or route of administration for a product already authorized and still protected by a supplementary protection certificate granted under Regulation EC 469/2009 and its precursor (EEC) 1768/92 or by a patent that qualifies for the granting of such a supplementary protection certificate. The pediatric Regulation 1901/2006 also provides, subject to certain conditions, a reward for performing such pediatric studies, regardless of whether the pediatric results provided resulted in the grant of a pediatric indication. This reward comes in the form of an extension of six months to the supplementary protection certificate granted in respect of the product, unless the product is subject to orphan drug designation, in which case the 10-year market exclusivity period for such orphan products is extended to 12 years. If any of the non-centralized procedures for marketing authorization have been used, the six-month extension of the supplementary protection certificate is only granted if the medicinal product is authorized in all member states.

Post-authorization Obligations

In the pre-authorization phase the applicant must provide a detailed pharmacovigilance plan that it intends to implement post-authorization. An authorization to market a medicinal product in the EU carries with it an obligation to comply with many post-authorization organizational and behavioral regulations relating to the marketing and other activities of authorization holders. These include requirements relating to post-authorization efficacy studies, post-authorization safety studies, adverse event reporting and other pharmacovigilance requirements, advertising, packaging and labeling, patient package leaflets, distribution and wholesale dealing. The regulations frequently operate within a criminal law framework and failure to comply with the requirements may not only affect the authorization, but also can lead to financial and other sanctions levied on the company in question and responsible officers. As a result of the currently on-going overhaul of EU pharmacovigilance legislation the financial and organizational burden on market authorization holders will increase significantly, such as the obligation to maintain a pharmacovigilance system master file that applies to all holders of marketing authorizations granted in accordance with Directive 2001/83/EC or Regulation (EC) No 726/2004. Marketing authorization holders must furthermore collect data on adverse events associated with use of the authorized product outside the scope of the authorization. Pharmacovigilance for biological products and medicines with a new active substance will be strengthened by subjecting their authorization to additional monitoring activities. The EU is currently in the process of issuing implementing regulations for the new pharmacovigilance framework.

Any authorization granted by member state authorities, which within three years of its granting is not followed by the actual placing on the market of the authorized product in the authorizing member state ceases to be valid. When an authorized product previously placed on the market in the authorizing member state is no longer actually present on the market for a period of three consecutive years, the authorization for that product shall cease to be valid. The same two three year periods apply to authorizations granted by the European Commission based on the centralized procedure.

Israel

In November, 2011, Eyefite and Can-Fite entered into the Services Agreement, pursuant to which Can-Fite will manage, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101. As such, in addition to regulations of other countries where the Company is seeking regulatory approval, Israeli government regulation will also govern the Company’s development of its product candidates.

Israel Ministry of the Environment — Toxin Permit

In accordance with the Israeli Dangerous Substance Law — 1993, the Ministry of the Environment may grant a permit in order to use toxic materials. Because Can-Fite utilizes toxic materials in the course of operation of their laboratories relating, in part, to our products, they were required to apply for a permit to use these materials. The current toxin permit will remain in effect until January 2014.

Other Licenses and Approvals

Can-Fite has a business license from the municipality of Petah-Tikva for a drug development research laboratory located at its offices in Petah Tikva, Israel.  In order to obtain this license, Can-Fite also received approval from the Petah-Tikva Association of Towns Fire Department.  The business license is valid until December 2014. Can-Fite also has a radioactive materials or products containing radioactive materials license, which is valid until July 25, 2013.

In 2002, Can-Fite received approval from the National Council on Animal Experiments, approving it as an institution authorized to conduct experiments on animals.

Clinical Testing in Israel

In order to conduct clinical testing on humans in Israel, special authorization must first be obtained from the ethics committee and general manager of the institution in which the clinical studies are scheduled to be conducted, as required under the Guidelines for Clinical Trials in Human Subjects implemented pursuant to the Israeli Public Health Regulations (Clinical Trials in Human Subjects), as amended from time to time, and other applicable legislation. These regulations also require authorization from the Israeli Ministry of Health, except in certain circumstances, and in the case of genetic trials, special fertility trials and similar trials, an additional authorization of the overseeing institutional ethics committee. The institutional ethics committee must, among other things, evaluate the anticipated benefits that are likely to be derived from the project to determine if it justifies the risks and inconvenience to be inflicted on the human subjects, and the committee must ensure that adequate protection exists for the rights and safety of the participants as well as the accuracy of the information gathered in the course of the clinical testing. Since we intend to perform a portion of the clinical studies on certain of our therapeutic candidates in Israel, we will be required to obtain authorization from the ethics committee and general manager of each institution in which we intend to conduct our clinical trials, and in most cases, from the Israeli Ministry of Health.

Other Countries

In addition to regulations in the United States, the EU and Israel, we are subject to a variety of other regulations governing clinical trials and commercial sales and distribution of drugs in other countries. Whether or not our products receive approval from the FDA, approval of such products must be obtained by the comparable regulatory authorities of countries other than the United States before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials and product licensing vary greatly from country to country.

The requirements that we and our collaborators must satisfy to obtain regulatory approval by government agencies in other countries prior to commercialization of our products in such countries can be rigorous, costly and uncertain.  In the European countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States.  Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the European countries: mutual recognition and the centralized procedure.  These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision-making authority in product approval.  Foreign governments also have stringent post-approval requirements including those relating to manufacture, labeling, reporting, record keeping and marketing.  Failure to substantially comply with these on-going requirements could lead to government action against the product, the Company and/or its representatives.

Related Matters

From time to time, legislation is drafted, introduced and passed in governmental bodies that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA or EMA and other applicable regulatory bodies to which we are subject. In addition, regulations and guidance are often revised or reinterpreted by the national agency in ways that may significantly affect our business and our therapeutic candidates. It is impossible to predict whether such legislative changes will be enacted, whether FDA or EMA regulations, guidance or interpretations will change, or what the impact of such changes, if any, may be. We may need to adapt our business and therapeutic candidates and products to changes that occur in the future.

Israel Ministry of Health

Israel’s Ministry of Health, which regulates medical testing, has adopted protocols that correspond, generally, to those of the FDA and the EMA, making it comparatively straightforward for studies conducted in Israel to satisfy FDA and the EMA requirements, thereby enabling medical technologies subjected to clinical trials in Israel to reach U.S. and EU commercial markets in an expedited fashion. Many members of Israel’s medical community have earned international prestige in their chosen fields of expertise and routinely collaborate, teach and lecture at leading medical centers throughout the world. Israel also has free trade agreements with the United States and the European Union.

Employees

As of March 21, 2013, we had one part-time employee, our Chief Executive Officer, and no full time employees. .

Research and Development

Research and development expenses for the year ended December 31, 2012 were approximately $1,827,000 compared to $216,000 for the period from June 27, 2011 (the inception date of Eyefite) to December 31, 2011 (the latter of which reflects five weeks of operations from November 21, 2011, the closing date of the Transaction, through December 31, 2011).

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

Risks Related to Our Company and Its Business

We have a limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a development stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses since the Transaction. We have not generated any revenue since the Transaction, expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to incur significant operating and capital expenditures and anticipate that our expenses and losses will increase substantially in the foreseeable future as we:

•

manage pre-clinical development and clinical trials for our current and new drug candidates;

•

seek regulatory approvals for our drug candidates;

•

implement internal systems and infrastructure;

•

seek to license in additional technologies to develop;

•

hire management and other personnel; and

•

move towards commercialization.

We expect to experience negative cash flow for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future.  If our product candidates fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Our failure to achieve or maintain profitability, or substantial delays in achieving profitability, could negatively impact the value of our common stock and our ability to raise additional financing.  A substantial decline in the value of our common stock would also affect the price at which we could sell shares to secure future funding, which could dilute the ownership interest of current stockholders.

Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.  Accordingly, it is difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company in highly regulated and competitive markets, such as the biopharmaceutical market, where regulatory approval and market acceptance of our products are uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

Because of our historic losses from operations since the Transaction, there are no assurances that we will be successful in obtaining an adequate level of financing needed for our research and development activities. If we will not have sufficient liquidity resources we may not be able to continue the development of any of our products, may be required to delay part of the respective development programs or, without additional financing, may not be able to maintain our operations during 2014 as we currently plan, or at all.

Our financial statements as of and for the year ended December 31, 2012, were prepared based on the assumption that we would continue as a going concern.  Our net losses of $3,264,000 for the period from June 27, 2011, through December 31, 2012, and our current limited cash resources, raise substantial doubt about our ability to continue as a going concern.  If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.  Since December 31, 2012, we have continued to experience losses. Our future ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities.  Except for potential proceeds from the sale of equity in offerings by us, for which we have no firm commitments, we have no other source for additional funding.  Our continued net losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  If we are unsuccessful in doing so, we would be required to substantially revise our business plan or our business could fail.

Because of our limited operating history, we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Eyefite, our wholly owned subsidiary, received an exclusive worldwide license for the use of CF101 in the field of ophthalmic diseases and commenced its operations upon the closing of the Transaction in November 2011. As a result, we have a limited operating history upon which to evaluate our proposed business and prospects.  Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include, but are not limited to, the following:

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

•

reliance on key personnel.

Because we are subject to these risks, evaluating our business may be difficult, our business strategy may be unsuccessful and we may be unable to address such risks in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We have not yet commercialized any products or technologies, and we may never become profitable.

We have not yet commercialized any products or technologies, and we may never be able to do so.  We do not know when or if we will complete any of our product development efforts, obtain regulatory approval for any product candidates incorporating our technologies or successfully commercialize any approved products.  Even if we are successful in developing products that are approved for marketing, we will not be successful unless these products gain market acceptance for appropriate indications at favorable reimbursement rates.  The degree of market acceptance of these products will depend on a number of factors, including:

•

the timing of regulatory approvals in the countries, and for the uses, we seek;

•

the competitive environment;

•

the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products;

•

the Company’s ability to enter into strategic agreements with pharmaceutical and biotechnology companies with strong marketing and sales capabilities;

•

the adequacy and success of distribution, sales and marketing efforts; and

•

the pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, thirty-party payors or the medical community in general may be unwilling to accept, utilize or recommend, and in the case of third-party payors, cover any of our products or products incorporating our technologies. As a result, we are unable to predict the extent of future losses or the time required to achieve profitability, if at all. Even if we successfully develop one or more products that incorporate our technologies, we may not become profitable.

Our product candidate is at various stages of preclinical and clinical development and may never be commercialized.

The progress and results of any future preclinical testing or future clinical trials are uncertain, and the failure of our product candidate and additional product candidates which we may license, acquire and/or develop in the future to receive regulatory approvals will have a material adverse effect on our business, operating results and financial condition to the extent we are unable to commercialize any products.  None of our product candidates has received regulatory approval for commercial sale.  In addition, we face the risks of failure inherent in developing therapeutic products.  Our product candidates are not expected to be commercially available for several years, if at all.

In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA, and foreign regulatory authorities for commercial use.  The FDA and foreign regulatory authorities have full discretion over this approval process.  We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval.  Typically, in the pharmaceutical industry, there is a high rate of attrition for product candidates in preclinical testing and clinical trials.  Also, satisfying regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.  For example, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in legislation or FDA policy, during the process of product development, clinical trials and regulatory reviews. After clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies.

In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate or to distribute our products, we must demonstrate through preclinical testing and through human clinical trials that the product candidate is safe and effective for its intended uses (e.g., treatment of a specific condition in a specific way subject to contradictions and other limitations).  Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our new drug applications, or NDA (assuming our ability to submit an NDA), or grant approval for a narrowly intended use that is not commercially feasible.  We might not obtain regulatory approval for our drug candidates in a timely manner, if at all.  Failure to obtain FDA approval of any of our drug candidates in a timely manner or at all will severely undermine our business by delaying or halting commercialization of our products, imposing costly procedures, diminishing competitive advantages and reducing the number of salable products and, therefore, corresponding product revenues.

We might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever.

Even if regulatory authorities approve our product candidates, they may not be commercially successful.  Our product candidates may not be commercially successful because government agencies and other third-party payors may not cover the product or the coverage may be too limited to be commercially successful. In addition, physicians and others may not use or recommend our products, even following regulatory approval.  A product approval, assuming one issues, may limit the uses for which the product may be distributed thereby adversely affecting the commercial viability of the product.  Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.  We also expect that at least some of our product candidates will be expensive, if approved.  Patient acceptance of and demand for any product candidates for which we obtain regulatory approval or license will depend largely on many factors, including but not limited to the extent, if any, of reimbursement of costs by government agencies and other third-party payors, pricing, competition, the effectiveness of our marketing and distribution efforts, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.  If physicians, government agencies and other third-party payors do not accept our products, we will not be able to generate significant revenue.

Our product candidate and future product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sales of any approved commercial products could be suspended.

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

We expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and may dilute current stockholders’ ownership interests. An inability to raise the necessary capital or to do so on acceptable terms would threaten the success of our business.

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will cover its anticipated budget needs. Such initiatives may include monetizing part of Company's assets through the sale of the shares of Can-Fite that we hold. In addition, in February, 2013, the Company obtained a formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company. Because of the uncertainties in our business, including the uncertainties discussed in this “Risk Factors” section, we cannot assure that without additional financing, we will be able to maintain our operations during 2014 as we currently plan. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials and any additional studies we may perform, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of operations. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials.  It is highly likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•

funding clinical and any additional preclinical trials or laboratory testing;

•

the progress of the development of our product candidates;

•

the number of product candidates we pursue;

•

the time and costs involved in obtaining regulatory approvals and complying  with regulatory and registration requirements;

•

the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•

whether or not we establish our own sales, marketing and/or manufacturing capabilities;

•

our ability to establish, enforce and maintain selected strategic alliances and activities required for product development and commercialization;

•

our revenues, if any, from successful development and commercialization of any product candidates;

•

making capital improvements to our infrastructure;

•

hiring qualified management and key employees;

•

responding to competitive pressures; and

•

maintaining compliance with applicable laws.

To carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, asset sales or other arrangements.  We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all.  Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock.  The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect, Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs.  If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories.  In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since our common stock is quoted on the Over-the-Counter Bulletin Board, or the OTCBB, and is not traded on a national securities exchange.  Our inability to raise capital when needed would harm our business, financial condition and results of operations, could cause our stock price to decline, and we may not be able to continue operating if we do not generate sufficient revenues from operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our patented or licensed technology, and we will be unable to develop and commercialize our products and technologies.

Our present and future capital requirements depend on many factors, including:

•

the failure to obtain regulatory approval or achieve commercial success of our product candidates, which currently includes only CF101;

•

the level of research and development investment required to develop our product candidates, and maintain and improve our patented or licensed technology position;

•

the costs of obtaining or manufacturing product candidates for research and development and testing;

•

the results of preclinical and clinical testing, which can be unpredictable in product candidate development and any decision to initiate additional preclinical or clinical studies;

•

changes in product candidate development plans needed to address any difficulties that may arise in manufacturing, preclinical activities or clinical studies;

•

our success in establishing and effecting out-licensing agreements with strategic partners, the terms of these agreements and the success of these potential future licensees and partners in selling our products;

•

our success rate in preclinical and clinical efforts associated with milestones and royalties, if applicable;

•

the costs of investigating patents that might block us from developing potential product candidates;

•

the costs of recruiting and retaining qualified personnel;

•

the , costs, timing and outcomes involved in obtaining regulatory approvals;

•

the number of product candidates we pursue;

•

our revenues, if any;

•

the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•

our need or decision to acquire or license complementary technologies or new platform or product candidate targets; and

•

the costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we are unable to obtain the funds necessary for our operations, we will be unable to maintain and improve our patented technology, and we will be unable to develop and commercialize our products and technologies, which would materially and adversely affect our business, liquidity and results of operations.

Our current pipeline is based on a single compound, the CF101 drug candidate. Failure to develop CF101 will have a material adverse effect on the Company.

Our current pipeline is based on the development of CF101 which is currently developed by us for the treatment of DES, glaucoma and uveitis. As such we are currently dependable on a single molecule for our potential commercial success, and any safety or efficacy concern of CF101 would have a significant impact on our business. Failure to develop CF101 or any additional drug candidates which we may develop in the future, in whole or in part, would have a material adverse effect on the Company.

Clinical trials are very expensive, time-consuming and difficult to design and implement, and, as a result, we may suffer delays or suspensions in future trials which would have a material adverse effect on our ability to generate revenues.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements.  Regulatory authorities, such as the FDA, may preclude clinical trials from proceeding.  Additionally, the clinical trial process is time-consuming, failure can occur at any stage of the trials, and we may encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•

unforeseen safety issues;

•

determination of dosing issues;

•

lack of effectiveness or efficacy during clinical trials;

•

failure of third party suppliers to perform final manufacturing steps for the drug substance;

•

slower than expected rates of patient recruitment and enrollment;

•

lack of healthy volunteers and patients to conduct trials;

•

inability to monitor patients adequately during or after treatment;

•

failure of third party contract research organizations to properly implement or monitor the clinical trial protocols;

•

failure of institutional review boards to approve our clinical trial protocols;

•

inability or unwillingness of medical investigators and institutional review boards to follow our clinical trial protocols; and

•

lack of sufficient funding to finance the clinical trials.

In addition, we or regulatory authorities may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory authorities find deficiencies in our regulatory submissions or the conduct of these trials. Any suspension of clinical trials will delay possible regulatory approval, if any, and adversely impact our ability to develop products and generate revenue.

We may be forced to abandon development of certain products altogether, which will significantly impair our ability to generate product revenues.

Upon the completion of any clinical trial, if at all, the results of these trials might not support the claims sought by us.  Further, success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing.  The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses.  Any such failure may cause us to abandon a drug candidate and may delay development of other drug candidates.  Any delay in, or termination or suspension of, our clinical trials will delay the requisite filings with the FDA and, ultimately, our ability to commercialize our drug candidates and generate product revenues.  If the clinical trials do not support our drug product claims, the completion of development of such drug candidates may be significantly delayed or abandon, which will significantly impair our ability to generate product revenues and will materially adversely affect our results of operations.

We are currently completely dependent upon Can-Fite to service our operations and development activities. If, at the time we seek to establish our own operations, we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

Because we currently rely on Can-Fite to manage, as an independent contractor, all activities relating to preclinical and clinical studies for the development of the ophthalmic indications of CF101, we cannot assure you that we will ever be able to manage these operations and activities on our own.  We do not currently have the capability of managing all activities relating to the development of the ophthalmic indications of CF101. Accordingly, if Can-Fite ceases to provide such services, our business would likely be materially adversely affected.  In the future, we are planning to take control of the development of the ophthalmic indications of CF101. In that event, our future success will depend in part on our ability to identify, hire, and retain key personnel that can manage these operations.  While we intend to attempt to attract and retain key personnel to the best of our ability, some of our competitors are likely to have greater resources and more experience than we do, making it difficult for us to compete successfully for key personnel.  If we are ultimately unable to attract and retain key personnel, we likely would not be able to develop and market our products and would have to continue to rely upon Can-Fite to provide the necessary services.  If we are unable to manage these operations and Can-Fite ceases to service our operations and development activities, our ability to develop and market our products, as well as our business, financial condition and results of operations, would be materially adversely affected.

If the third parties upon whom we rely to manufacture our products are unable to timely manufacture our products, our business will be harmed.

We do not currently have the ability to manufacture the compounds that we need to conduct our clinical trials and, therefore, we rely upon, and intend to continue to rely upon, certain manufacturers to produce and supply our drug candidates (including the active pharmaceutical ingredients, or APIs) for use in clinical trials and for future sales. If such manufacturers are unable to manufacture the compounds in a timely fashion, our clinical development programs may be delayed which could have a detrimental effect on our business.

Our products are manufactured through a chemical synthesis process, and if one of our materials suppliers encounters problems manufacturing our products, our business could suffer.

The FDA and foreign regulators require manufacturers to register manufacturing facilities.  The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish.  We do not intend to engage in the manufacture of our products but our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our drug substance.  Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the United States Drug Enforcement Agency, or DEA, and corresponding foreign standards to ensure strict compliance with cGMP requirements and other governmental regulations and corresponding foreign standards.  Any failure to comply with DEA requirements or FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products.

If we acquire or license additional technology or product candidates, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

We may acquire and license additional product candidates and technologies. Any product candidate or technology we license from others or acquire will likely require additional development efforts prior to commercial sale, including extensive pre-clinical or clinical testing, or both, and approval by the FDA and applicable foreign regulatory authorities, if any. All product candidates are prone to risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any product candidate that we develop based on acquired or licensed technology that is granted regulatory approval will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired product candidates could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may not succeed.

We do not currently have sales, marketing or distribution capabilities or experience, and we are unable to effectively sell, market or distribute our product candidates now and we do not expect to be able to do so in the future. The failure to enter into agreements with third parties that are capable of performing these functions would have a material adverse effect on our business and results of operations.

We do not currently have and we do not expect to develop sales, marketing and distribution capabilities.  If we are unable to enter into agreements with third parties to perform these functions, we will not be able to successfully market any of our platforms or product candidates. In order to successfully market any of our platform or product candidates, we must make arrangements with third parties to perform these services.

As we do not intend to develop a marketing and sales force with technical expertise and supporting distribution capabilities, we will be unable to market any of our product candidates directly. To promote any of our potential products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms, and we may not be able to do so. Any third-party arrangements we are able to enter into may result in lower revenues than we could achieve by directly marketing and selling our potential products.  In addition, to the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted in most cases at this time.  As a result, we might not be able to market and sell our products in the United States or overseas, which would have a material adverse effect on us.

We depend on key members of our management and key consultants and will need to add and retain additional leading experts. Failure to retain our management and consulting team and add additional leading experts could have a material adverse effect on our business, results of operations or financial condition.

We are highly dependent on our executive officers and other key management and technical personnel. Our failure to retain our Chairman, Pnina Fishman, Ph.D., who has developed much of the technology we utilize today, or any other key management and technical personnel, could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, and management personnel, among others, to continue the development and commercialization of our current and future products.

We currently work mainly through external resources, including services via the Services Agreement with Can-Fite and the use of consultants. As such, our future success highly depends on our ability to attract, retain and motivate personnel, including contractors, required for the development, maintenance and expansion of our activities. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees or consultants. The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operation.

Under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We enter into non-competition agreements with our key employees, in most cases within the framework of their employment agreements.  As of the date of this report, we employed only one person, Barak Singer, our current Chief Executive Officer. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable U.S. and Israeli law, we may be unable to enforce these agreements. If we cannot enforce our non-competition agreements with our employees, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

Developments by competitors may render our products or technologies obsolete or non-competitive.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs than we do, and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits, which may result in substantial losses.

Any of our product candidates could cause adverse events, including injury, disease or adverse side effects. These adverse events may not be observed in clinical trials, but may nonetheless occur in the future. If any of these adverse events occur, they may render our product candidates ineffective or harmful in some patients, and our sales would suffer, materially adversely affecting our business, financial condition and results of operations.

In addition, potential adverse events caused by our product candidates could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit the marketing and commercialization of our product candidates. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. If, at any time, we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to clinically test, market or commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities, and, as a result, our business, liquidity and results of operations would be materially adversely affected. In addition, the existence of a product liability claim could affect the market price of our common stock.

We may not be able to successfully grow and expand our business.  Failure to manage our growth effectively will have a material adverse effect on our business, results of operations and financial condition.

We may not be able to successfully grow and expand. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

We may encounter difficulties in managing our growth. These difficulties could increase our losses.

We may experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could materially increase. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented personnel. If we are unable to scale up and implement improvements to our control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented personnel will further strain our human resources and could impede our growth or result in ineffective growth.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud.  Our failure to properly maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. In addition, such failure may cause us to suffer violations of the U.S. federal securities laws to the extent we are unable to maintain effective internal controls. Any such loss of confidence or violations would have a negative effect on the trading price of our stock.

Potential political, economic and military instability in the State of Israel, where key members of our senior management and the research and development facilities of Can-Fite are located, may adversely affect our results of operations.

Our head office and the facilities of Can-Fite, upon whom we rely for our initial research and development activities, are located in Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our revenues to fail to develop or decrease if we have already begun sales.

Recent disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers.

In past years, the U.S. and global economies have taken a dramatic downturn as the result of the deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The U.S. and certain foreign governments have recently taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets.  If the actions taken by these governments are not successful, the continued economic decline may cause a significant impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.  In addition, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers and second source suppliers, and certain other important vendors and consultants.  As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to satisfy their contractual commitments to us, our business could be severely adversely affected.

Risks Relating to Our Intellectual Property

Our ability to pursue the development of the ophthalmic indications of CF101 depends upon the continuation of our license from Can-Fite and Can-Fite’s license from the NIH.

The License Agreement provides Eyefite, our wholly owned subsidiary, with a worldwide sole and exclusive license for the use of CF101 in the field of ophthalmic diseases.  It includes licensed patents and patent applications which are solely owned by Can-Fite and additional licensed patents which were sublicensed to Eyefite pursuant to a license agreement between Can-Fite and the NIH.  The License Agreement requires that we (including Eyefite) maintain sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and requires that we assume responsibility for making payments to Can-Fite’s licensor, the NIH, for certain patent rights relating to CF101.  If we are unable to make the required payments to the NIH under the License Agreement, Can-Fite will be entitled to terminate the license granted to us upon 30 days’ prior written notice.  Can-Fite may also terminate the License Agreement upon 30 days’ prior written notice in the event of customary bankruptcy and insolvency events of ours or upon our material breach of the license agreement.  If the License Agreement were terminated, we would lose our rights to develop and commercialize CF101 for the treatment of ophthalmic conditions, which would materially and adversely affect our business, results of operations and future prospects.

If we fail to adequately protect or enforce or secure rights to the patents which were licensed to us or any patents we may own in the future, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

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

The risks and uncertainties that we face with respect to our intellectual property rights include, but are not limited to, the following:

•

the degree and range of protection any patents will afford us against competitors;

•

if and when patents will issue;

•

whether or not others will obtain patents claiming aspects similar to those covered by our own or licensed patents and patent applications;

•

we may be subject to interference proceedings;

•

we may be subject to opposition proceedings in foreign countries;

•

any patents that are issued may not provide meaningful protection;

•

we may not be able to develop additional proprietary technologies that are patentable;

•

other companies may challenge patents licensed or issued to us or our customers;

•

other companies may independently develop similar or alternative technologies, or duplicate our technologies;

•

other companies may design around technologies we have licensed or developed; and

•

enforcement of patents is complex, uncertain and expensive; and

•

whether we will need to initiate litigation or administrative proceedings that may be costly whether we win or lose.

If patent rights covering our products and methods are not sufficiently broad, they may not provide us with any protection against competitors with similar products and technologies.  Furthermore, if the United States Patent and Trademark Office, or the USPTO, or foreign patent offices issue patents to us or our licensors, others may challenge the patents or design around the patents, or the patent office or the courts may invalidate the patents.  Thus, any patents we own or license from or to third parties may not provide any protection against our competitors.

We cannot be certain that patents will be issued as a result of any pending applications, and we cannot be certain that any of our issued patents, licensed from Can-Fite and the NIH (or any other third-party in the future), will give us adequate protection from competing products. For example, issued patents, including the patents licensed by us, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope.

In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how to protect our proprietary technology. We require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require our employees and consultants to disclose and assign to us their ideas, developments, discoveries and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

Pursuant to our License Agreement with Can-Fite, Can-Fite has retained the right to prosecute and maintain the patents licensed to us.  While Can-Fite is contractually obligated to us to obtain and maintain protection for those patent rights, and is required to keep us informed of all patent-related activities, we will be dependent upon Can-Fite for the prosecution and maintenance of our licensed patents. If Can-Fite determines not to protect the intellectual property rights that we license from them we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of Can-Fite. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from Can-Fite or any other third party such as the NIH, or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such licensed intellectual property could have a material adverse effect on our business, results of operations and financial condition.

Costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in pending applications, we may be required to participate in an interference proceeding declared by the USPTO to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome were favorable to us. We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial and could divert management’s resources and attention. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays. If we are unable to effectively enforce our proprietary rights, or if we are found to infringe the rights of others, we may be in breach of our License Agreement.

A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents, redesign our products or processes to avoid infringement or obtain licenses (which may not be available on commercially reasonable terms). In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

Moreover, there is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our product candidates, technologies or other matters. Any claims of infringement asserted against us, whether or not successful, may have a material adverse effect on us.

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our products. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•

these agreements may be breached;

•

these agreements may not provide adequate remedies for the applicable type of breach;

•

our trade secrets or proprietary know-how will otherwise become known; or

•

our competitors will independently develop similar technology or proprietary information.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Patent law outside the United States is may be different than in the United States. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all.  A failure to obtain sufficient intellectual property protection in any foreign country could materially and adversely affect our business, results of operations and future prospects.  Moreover, we may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and divert management’s resources and attention.

Risks Related to Our Industry

We are subject to government regulations and we may experience delays in obtaining required regulatory approvals in the United States to market our proposed product candidates.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming and expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a material adverse effect on the Company. If we experience significant delays in testing or receiving approvals or sign-offs to conduct clinical trials, our product development costs, or our ability to license product candidates, will increase. If the FDA grants regulatory approval to market a product, this approval will be limited to those disease states and conditions for which the product has demonstrated, through clinical trials, to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If approval is withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the United States, our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

We face significant competition and continuous technological change. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

If our competitors develop and commercialize products faster than we do, or develop and commercialize products that are superior to our product candidates, our commercial opportunities will be reduced or eliminated. The extent to which any of our product candidates achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the biotechnology and biopharmaceutical industry is intense and has been accentuated by the rapid pace of technology development. Our competitors include large integrated pharmaceutical companies, biotechnology companies that currently have drug and target discovery efforts, universities, and public and private research institutions. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. These organizations also compete with us to:

•

attract parties for acquisitions, joint ventures or other collaborations;

•

license proprietary technology that is competitive with the technology we are developing;

•

attract funding; and

•

attract and hire scientific talent.

Our competitors may succeed in developing and commercializing products earlier and obtaining regulatory approvals from the FDA more rapidly than we do. Our competitors may also develop products or technologies that are superior to those we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

We expect the healthcare industry to face increased limitations on reimbursement as a result of healthcare reform, which could adversely affect third-party coverage of our products and how much or under what circumstances healthcare providers will prescribe or administer our products.

In both the United States and other countries, sales of our products will depend in part upon the availability of reimbursement from third-party payors, which include governmental authorities, managed care organizations and other private health insurers. Third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures, including reducing reimbursement for prescription products and reducing the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products.

In 2010, Congress enacted and the President signed into law the Patient Protection and Affordable Care Act, as amended, or the Affordable Care Act, which will significantly expand access to health care coverage, but may lead to reduction in reimbursement for supplies, including pharmaceuticals, and services.  The Centers for Medicare & Medicaid Services, or CMS, is in the process of issuing regulations to implement the new law which will affect Medicare, Medicaid and other third-party payors.  Medicare, which is the single largest third-party payment program and which is administered by CMS, covers prescription drugs in one of two ways.  Medicare part B covers outpatient prescription drugs that are administered by physicians and Medicare part D covers other outpatient prescription drugs, but through private insurers.  Medicaid, a health insurance program for the poor, is funded jointly by CMS and the states, but is administered by the states. States are authorized to cover outpatient prescription drugs, but that coverage is subject to caps and to substantial rebates.

Although we cannot predict the full effect on our business of the implementation of existing legislation, including the Affordable Care Act or the enactment of additional legislation, we believe that legislation or regulations that reduce reimbursement for or restrict coverage of our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely affect our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

We are subject to federal anti-kickback laws and regulations. Our failure to comply with these laws and regulations could have adverse consequences to us.

There are extensive U.S. federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both, and debarment. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to reduce or eliminate waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products once commercialized may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

Risks Relating to Our Operations in Israel

Potential political, economic and military instability in the state of Israel, where our senior management and Can-Fite’s research and development facilities are located, may adversely affect our results of operations.

Our head office and the facilities of Can-Fite, upon whom we rely for our initial research and development activities, as well as some of our planned clinical sites and suppliers are located in Israel.  Our officers and most of our directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors.  Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. During the winter of 2012 and 2008, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. These conflicts involved missile strikes against civilian targets in various parts of Israel, and negatively affected business conditions in Israel.  To date, Israel faces political tension with respect to its relationships with Turkey, Iran and other Arab neighbor countries. In addition, recent political uprisings and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries, and have raised concerns regarding security in the region and the potential for armed conflict. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees and service providers being called up to perform military duty for an extended period of time. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Any future deterioration in the political and security situation in Israel will negatively impact our business.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to an economic boycott. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against us, Eyefite, and both companies’ executive officers and directors or asserting U.S. securities laws claims in Israel.

Eyefite’s directors and officers, as well as most of our directors and officers, are not residents of the United States and some of their, our and Eyefite’s assets are located outside the United States.  Service of process upon Eyefite’s or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or Eyefite, and some of our directors and executive officers may be difficult to obtain within the United States.  The Company and Eyefite have been informed by their legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws.  Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or Eyefite or our respective officers and directors because Israel may not be the most appropriate forum to bring such a claim.  In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim.  If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process.  Certain matters of procedure will also be governed by Israeli law.  There is little binding case law in Israel addressing the matters described above.  Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us, Eyefite and/or our respective officers and directors.

Moreover, among other reasons, including but not limited to, fraud, a lack of due process, a judgment which is at variance with another judgment that was given in the same matter and if a suit in the same matter between the same parties was pending before a court or tribunal in Israel, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel.

Because a certain portion of our expenses is incurred in currencies other than the US Dollar, our results of operations may be harmed by currency fluctuations and inflation.

Our reporting and functional currency is the U.S. Dollar, but some portion of our clinical trials and operations expenses are in NIS and Euro. As a result, we are exposed to some currency fluctuation risks. We may, in the future, decide to enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the currencies mentioned above in relation to the US Dollar. These measures, however, may not adequately protect us from adverse effects.

Risks Relating to Ownership of Our Common Stock

We have not paid, and do not intend to pay, dividends on our common stock and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock.

We have not paid any cash dividends on our common stock since inception.  We do not anticipate paying any cash dividends our common stock in the foreseeable future.  As a result, investors in our common stock will not be able to benefit from owning our common stock unless the market price of our common stock becomes greater than the price paid for the stock by these investors.

The public trading market for our common stock is volatile and may result in higher spreads in stock prices.

Our common stock trades in the over-the-counter market and is quoted on the OTCBB and OTC Markets.  The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations may adversely affect the market price of our common stock.  In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges.  Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers.  Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread.  These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers.  Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale.  For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks.  There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

Our Board can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders or which could be used to resist a potential take-over of the Company.

Under our certificate of incorporation, our Board is authorized to issue up to 1,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this Annual Report on Form 10-K.  Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares.  If the Board causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected.  The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control the Company to the holders of the preferred stock.  Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock.  In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.  We have no current plans to issue any shares of preferred stock.

The market price of our common stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•

announcements of technological innovations, new products or product enhancements by us or others;

•

announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

•

expiration or terminations of licenses, research contracts or other collaboration agreements;

•

public concern as to the safety of drugs we, our licensees or others develop;

•

success of research and development projects;

•

success in clinical and preclinical studies;

•

developments concerning intellectual property rights or regulatory approvals;

•

variations in our and our competitors’ results of operations;

•

changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•

changes in government regulations or patent decisions;

•

developments by our licensees;

•

developments in the biotechnology industry;

•

the results of product liability or intellectual property lawsuits;

•

future issuances of common stock or other securities;

•

the addition or departure of key personnel;

•

announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•

general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock and result in substantial losses by our investors.

Further, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations in the past.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  Price volatility of our common stock might be worse if the trading volume of our common stock is low.   In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if we are successful.  Future sales of our common stocks could also reduce the market price of such stock.

Moreover, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if any.  These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.  In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.  In the absence of an active public trading market, an investor may be unable to liquidate its investment in our common stock.  Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.  We cannot predict the prices at which our common stock will trade in the future.

Some or all of the “restricted” shares of our common stock issued in connection with the Transaction or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144 promulgated under Regulation D of the Securities Act, and these sales may have a depressive effect on the market for our common stock.

Raising additional capital by issuing securities may cause dilution to existing stockholders.

We may need to raise substantial future capital to continue to complete clinical development and commercialize our products and product candidates and to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market.

If we raise additional funds through licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and these securities may have rights, preferences or privileges senior to those of our existing stockholders.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or it has not met certain net tangible asset or average revenue requirements.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market.  A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase.  Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock.  If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

Our current management team has little or no experience in managing and operating a publicly traded U.S. company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management team has little or no experience managing and operating a publicly traded U.S. company.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial conditions and could result in delays in achieving the development of an active and liquid trading market for our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business, results of operation or financial condition. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Disclosing deficiencies or weaknesses in our internal controls, failing to remediate these deficiencies or weaknesses in a timely fashion or failing to achieve and maintain an effective internal control environment may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock. Section 404 and the other provisions of Sarbanes-Oxley Act may also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we be forced to accept reduced policy limits and coverage or incur substantially higher costs.  The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees, if any, or as executive officers.  Moreover, any future changes in Section 404 and the other provisions of the Sarbanes-Oxley Act will result in increased costs to us as we respond to such changes.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.  We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.  For so long as we remain an emerging growth company, we will not be required to:

•

have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•

submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•

include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.  In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company.  We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

In addition, as an “emerging growth company,” we may elect under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company’s principal executive offices are located at 10 Bareket St, Petach Tikva, Israel, 49170, which is also the office of Can-Fite, our majority stockholder, and an additional corporate office is located at 1656 Reunion Avenue, Suite 250, South Jordan, UT 84095, which is the office of our legal counsel.

ITEM 3.  LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary, Eyefite, is a party to, nor is any of their property subject to, any legal proceedings which require disclosure pursuant to this item.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTCBB and on the OTC Markets under the symbol “OPLI.”  There was not an active market and no trading volume during the first three quarters of fiscal 2011.

	CLOSING BID		CLOSING ASK
2011	HIGH	LOW	HIGH	LOW
First Quarter	.51	.51	2.50	2.50
Second Quarter	.51	.51	2.50	2.50
Third Quarter	.51	.01	2.50	2.50
Fourth Quarter	1.90	.025	2.50	1.60

	CLOSING BID		CLOSING ASK
2012	HIGH	LOW	HIGH	LOW
First Quarter	3.20	1.40	3.35	1.90
Second Quarter	2.25	1.25	3.30	2.89
Third Quarter	2.12	.13	2.96	2.00
Fourth Quarter	1.50	.13	2.37	.975

The above quotations, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions.  In addition, these quotations may not necessarily represent actual transactions.

Holders

As of March 21, 2013, there were approximately 21 stockholders of record holding 46,985,517 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception in 1999 and do not intend to declare or pay any such dividends in the foreseeable future.  Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive information statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

The Company did not generate any revenue in 2012 and does not expect to generate any revenues over the next 12 months.  Through our subsidiary, Eyefite, which holds all the intellectual property related to our technology, we are developing therapeutic products for the treatment of ophthalmic disorders.  As of December 31, 2012, we had $727,000 in cash and cash equivalents.  We also had 17,873,054 ordinary shares of Can-Fite (traded on the Tel Aviv Stock Exchange) presented in the Balance Sheet as $1,229,000. Although we can provide no assurances, we believe that such funds will be sufficient to continue our business and operations as currently conducted.  However, we will require significant additional financing in the future to fund our operations during 2014 and beyond.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business.”  In addition, in February, 2013, we obtained a formal letter from Can-Fite stating that Can-Fite would defer receiving payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time the Company makes such deferred payments. For a long term solution, including financing our activities during 2014, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market them.

Results of Operations

For the period from June 27, 2011 (the inception date of Eyefite) to December 31, 2012, we did not generate any revenues from operations.  Expenses during the period from June 27, 2011 to December 31, 2012 were $2,862,000 with finance expense of $402,000 for a net loss of $3,264,000.  Expenses for the period mentioned above consisted of research and development of $2,043,000 and of general and administrative expenses of $819,000.  These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements and of director's stock based compensation.  The finance expenses were mainly for a change in fair value of derivatives.

For the year ended December 31, 2012, we did not generate any revenues from operations.  Expenses for the year ended December 31, 2012 were $2,511,000 with finance income of $648,000 for a net loss of $1,863,000.  Expenses for the period mentioned above consisted of research and development expenses of $1,827,000 and of general and administrative expenses of $684,000. These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements and to director's stock based compensation. The finance income was mainly for a change in fair value of derivatives.

We did not generate any revenues from operations during the years ended December 31, 2011.  Expenses during the period from June 27, 2011 to December 31, 2011 were $351,000 with finance expense of $1,050,000 for a net loss of $1,401,000. Expenses for the period mentioned above in 2011 consisted of research and development expenses of $216,000 and of general and administrative expenses of $135,000. These expenses were mainly due to professional, legal and accounting fees relating to our reporting requirements. The finance expenses were mainly due to a change in the fair value of our derivatives. The results in 2011 reflect five weeks of operations from November 21, 2011, the closing date of the Transaction, until December 31, 2011.

We are a development stage company and it is not possible for us to predict with any degree of accuracy the outcome of our research, development or commercialization efforts. As such, it is not possible for us to predict with any degree of accuracy any significant trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net sales or revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause financial information to not necessarily be indicative of future operating results or financial condition. However, to the extent possible, certain trends, uncertainties, demands, commitments and events are identified in the preceding paragraphs.

Liquidity and Capital Resources

Since the Transaction, we have funded our operations primarily through the private placement of shares of our common stock which took place on November 21, 2011, the closing date of the Transaction. In such private placement, the Company raised approximately $3,500,000 in net proceeds after the deduction of offering expenses. On December 31, 2012, we held approximately $727,000 in cash and cash equivalents, and have invested substantially all of our available cash funds in short-term bank deposits. Net cash used in operating activities was approximately $2,700,000 for the year ended December 31, 2012, compared with net cash used in operating activities of approximately $60,000 for the period from the closing date of the Transaction until December 31, 2011. The increase in net cash used in operating activities during 2012 as compared to the period from the closing date of the Transaction until the end of 2011, was primarily the result of the Company’s five-week period 2011. There was no net cash provided by investing activities for either of the years ended December, 31, 2012 or 2011.

There was no net cash provided by financing activities for the year ended December 31, 2012, as compared to net cash provided by financing activities of approximately $3,500,000 for the period from November 21, 2011 until December 31, 2011. The changes in cash flows from financing activities relate to the amount the Company raised on November 21, 2011 as part of the Transaction.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources will be sufficient to fund our current projected cash requirements to operate our business as currently conducted, we will require significant additional financing in the future to fund our operations during 2014 and beyond.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business.”  Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

•

the failure to obtain regulatory approval or achieve commercial success of our product candidates, which currently includes only CF101;

•

the level of research and development investment required to develop our product candidates, and maintain and improve our patented or licensed technology position;

•

the costs of obtaining or manufacturing product candidates for research and development and testing;

•

the results of preclinical and clinical testing, which can be unpredictable in product candidate development and any decision to initiate additional preclinical or clinical studies;

•

changes in product candidate development plans needed to address any difficulties that may arise in manufacturing, preclinical activities or clinical studies;

•

our success in establishing and effecting out-licensing agreements with strategic partners, the terms of these agreements and the success of these potential future licensees and partners in selling our products;

•

our success rate in preclinical and clinical efforts associated with milestones and royalties, if applicable;

•

the costs of investigating patents that might block us from developing potential product candidates;

•

the costs of recruiting and retaining qualified personnel;

•

the costs, timing and outcomes involved in obtaining regulatory approvals;

•

the number of product candidates we pursue;

•

our revenues, if any;

•

the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•

our need or decision to acquire or license complementary technologies or new platform or product candidate targets; and

•

the costs of financing unanticipated working capital requirements and responding to competitive pressures.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through debt or equity financings, or by out-licensing our product candidate. We cannot be certain that additional funding will be available to us on acceptable terms, or at all.  If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow the coverage of our anticipated budget deficit. Such initiatives may include monetizing of our assets, by intention to realize our investment in Can-Fite's shares.

In addition, in February 2013, we received a formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company.  We believe that the ability to defer such payments will assist us in addressing our liquidity needs.

There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, other than the formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement, as detailed above under “Plan of Operation”. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company during 2014 onwards.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business.”  As of the date of this report, we have no material capital commitments.

During the prior two fiscal years, changes in inflation and other price changes did not materially affect our financial condition, business or operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Reverse Recapitalization

The Transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations.  Under reverse recapitalization accounting, Eyefite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company.  Assets acquired and liabilities assumed are reported at their historical amounts.  As a result, the consolidated financial statements of the legal parent company should represent a continuation of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal parent company and a recapitalization at the equity of the accounting acquirer.  Additionally, the income statement for the period reflects the accounting acquirer for the full period together with the post acquisition results of the parent company, here OphthaliX.  These consolidated financial statements include the accounts of the Company since the effective date of the reverse recapitalization and the accounts of Eyefite since inception.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., or GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with our Board.

Holdings in Can-Fite:

In accordance with ASC320, an accounting for the Company’s investment in the equity securities depends on the remaining period of the tradability restriction in its respective market of the shares.

Shares that are restricted for less than one year should be re-measured to reflect fair value each cutoff date.  These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity under accumulated other comprehensive income in the consolidated balance sheet.  The rest of the restricted shares that have trade restrictions for more than one year should be accounted as a financial asset, on a cost basis (based on the valuation of an expert as of transaction date).

For investments classified as available-for-sale securities, unrealized gains and losses are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, realized gains and losses on sales of available-for-sale securities, as determined on a specific identification basis, are included in the consolidated statement of operations.

The Company recognizes an impairment charge when a decline in the fair value of its investments in debt securities is below the cost basis of such securities is judged to be other-than-temporary.  Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis.  For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in “other than temporary impairment, net of gain on sale of marketable securities previously impaired” in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. During 2012, the Company recorded other than temporary impairment charge of $323,000.

The Company currently holds 17,873,054 shares of Can-Fite’s issued and outstanding ordinary shares which have certain resale restriction provisions.  Such restrictions provide that for the first 12 months after the grant, none of such shares may be sold and then for the next eight consecutive quarters, not more than 1% of the issued and outstanding share capital of the Company may be sold in each such quarter; provided that, the amount to be sold on any one day may not exceed the average daily trading volume during the eight-week period preceding such sale.

As of December 31, 2012, the Company holds $828,000 in marketable securities classified in short term assets, designated as available-for-sale and $401,000 in restricted marketable securities classified in long term assets, presented at cost basis as of December 31, 2012 (i.e., the Can-Fite shares).

Because part of our investment in Can-Fite's shares is restricted, the Company needs to adjust the restricted shares' fair value in order to reflect such restriction on such shares’ price. In estimating the fair value of the Can-Fite restricted shares held by the Company, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2011, and December 31, 2012: risk-free interest rates ranging from 1.66% to 1.74% and 2.69% to 3.21%; dividend yields of 0%; volatility factors of 76.3% to77.06%; and a weighted-average contractual life of the restricted shares of between 0.14 and 2.64 years.

As a result, the fair value of the Can-Fite shares held by the Company on the transaction date reflects the resale restrictions.  The fair value of these shares based on an external expert’s valuation as of December 31, 2012 and 2011 was $1,229,000 and $1,508,000 respectively.  For accounting purposes their fair value represents a discount of their shares’ market value of $366,000 and $588,000, respectively.

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

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  As of December 31, 2012, this standard has no effect to the Company’s financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, marketable securities, trade receivables and other account receivables.

Cash and cash equivalents are deposited with major banks in Israel.  Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions.  Management believes that the financial institutions that hold the Company’s investments are institutions with high credit standing, and accordingly, minimal credit risk exists with respect to these investments.

Derivative Related to Services Agreement

In connection with the recapitalization transaction described in Note 1.b of the consolidated financial statements, on November 21, 2011, the Company entered into the Services Agreement.

According to the Services Agreement, as additional consideration for its services, the Company agreed to pay to CanFite additional fees (“Additional Fees") equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, Eyefite) for rights to CF101 from third-party sublicensees (including up front payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity).  Can-Fite has the right, at any time from November 21, 2011, until the fifth year anniversary thereof, to convert its Additional Fees right for royalties into a warrant (the “Warrant”) to purchase 2,160,102 shares of common stock of the Company.  The exercise price for the Warrant is an aggregate of $2.5 million, based on a per share exercise price of $1.144. The Warrant may also be exercised on a cashless basis.

The Company’s management has considered ASC 815 in order to evaluate whether the Exchange Right (contingent call option to holders) instrument is a financial instrument that has the characteristics of a derivative.  In particular, the Company’s management has also evaluated ASC 815-10-15-74(a) scope exception.

Based on the analysis above, the Company’s management concluded that the Exchange Right does not have fixed settlement provisions, and therefore, should be classified as a liability at inception.  The Exchange Right will be re-measured at fair value each reporting period until the date of exercise or expiration with the change in value reported in the statement of operations (as part of financial income/expenses).

Consequently, the Company recorded as part of the recapitalization transaction a liability related to the Exchange Right in the amount of $438,000 based on its fair value on November 21, 2011.  Issuance expenses that were allocated to this component, which amounted to $50,000, were expensed immediately and are included as part of financial expenses in the consolidated statements of operations (see Note 7 of the consolidated financial statements for the re-measurement at year end).

The fair value of the derivatives was determined using the binomial option-pricing model.  This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term.

The fair value of the Derivative as of December 31, 2012 and 2011 amounted to $470,000 and $1,436,000 respectively, was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of comprehensive loss.

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index.

Under the Company’s 2012 Stock initiative Plan, or the 2012 Plan, the Company may grant its officers, directors, employees and consultants, stock options, restricted stocks and restricted stock units of the Company.

In January 2012, the Company granted one of the members of its Board, options to purchase 235,000 shares of common stock of the Company at an exercise price of $2.00 per share. The options vest over a period of 36 months so long as he remains a director for the entire duration of such period. The options were granted under the 2012 Plan and expire ten years from the grant date. During the year ended December 31, 2012 the Company recorded a stock-based compensation expense of $220,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 13a-15(b) of the Exchange Act) were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is included under the captions “Executive Compensation Summary,” “Equity Awards,” “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Financial Statements Index

Report of Independent Registered Public Accounting firms	F-2

Consolidated Balance Sheets, December 31, 2012 and 2011	F-3

Consolidated Statements of Operations, for the years ended December 31, 2012 and 2011 and from June 27, 2011 (the “Inception of the Development Stage”) through December 31, 2012	F-4

Consolidated Statements of Changes in Stockholders’ Equity from the Inception of the Development Stage through December 31, 2012	F-5

Consolidated Statements of Cash Flows, for the years ended December 31, 2012 and 2011 and from the Inception of the Development Stage through December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

(b)

Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd.	8-K	000-52545	2.1	11/23/11
2.2	Agreement and Plan of Merger, dated February 24, 2012	8-K	000-52545	2.1	4/5/12
3.1	Certificate of Incorporation	8-K	000-52545	3.1	4/5/12
3.2	Current Bylaws	8-K	000-52545	3.2	4/5/12
3.3	Delaware Certificate of Merger	8-K	000-52545	3.3	4/5/12
3.4	Nevada Articles of Merger	8-K	000-52545	3.4	4/5/12
4.1	Specimen Common Stock Certificate	10-K	000-52545	4.1	3/30/12
10.1	Warrant dated November 21, 2011 to Can-Fite Biopharma Ltd. for 2,160,102 shares	8-K	000-52545	4.1	11/23/11
10.2	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd.	8-K	000-52545	10.1	11/23/11
10.3	License Agreement, dated November 21, 2011, between Can-Fite Biopharma Ltd. and Eyefite Ltd.	8-K	000-52545	10.2	11/23/11
10.4	Services Agreement, dated November 21, 2011, by and among Can-Fite Biopharma Ltd., Eyefite Ltd. and the Company	8-K	000-52545	10.3	11/23/11
10.5	2012 Stock Incentive Plan*	8-K	000-52545	4.1	2/9/12
10.6	2012 Stock Incentive Plan, Annex A*	8-K	000-52545	99.1	3/8/13
10.6	Option Agreement dated November 21, 2011, with Jacob Wonsover*	10-K	000-52545	10.6	3/30/12
10.7	Option Agreement dated November 21, 2011, with Traum-Urlaub, Inc.*	10-K	000-52545	10.7	3/30/12
10.8	Agreement dated February 2, 2012, with Roger Kornberg*	10-K	000-52545	10.8	3/30/12
10.9	Employment Agreement dated effective January 1, 2013, with Dr. Gil Ben-Menachem*	8-K	000-52545	99.2	12/12/12
10.10	Employment and Non-Competition Agreement dated February 22, 2011 by and between Can-Fite Biopharma Ltd. and Barak Singer*	8-K	000-52545	99.1	3/1/13
10.11	Amendment to Employment and Non- Competition Agreement dated February 28, 2013 by and among Can-Fite Biopharma Ltd., OphthaliX Inc. and Barak Singer*	8-K	000-52545	99.2	3/1/13
16.1	Letter from R.R. Hawkins & Associates International to the Securities and Exchange Commission dated December 5, 2011.	8-K	000-52545	16.1	12/5/11
21.1	Subsidiaries	8-K	000-52545	21.1	11/23/11
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OphthaliX Inc.

Date: March 21, 2013	By:	/s/ Barak Singer
Barak Singer, Chief Executive Officer

Date: March 21, 2013	By:	/s/ Itay Weinstein
Itay Weinstein, , Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Pnina Fishman Pnina Fishman	Chairman	March 21, 2013
/s/ Ilan Cohn Ilan Cohn	Director	March 21, 2013
/s/ Guy Regev Guy Regev	Director	March 21, 2013
/s/ Roger Kornberg Roger Kornberg	Director	March 24, 2013

OPHTHALIX INC. AND ITS SUBSIDIARY

(Formerly Denali Concrete Management Inc.)

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OPHTHALIX INC.

(Formerly: Denali Concrete Management Inc.)

(A development stage company)

We have audited the accompanying consolidated balance sheets of OphthaliX Inc. (a development stage company) (the "Company") and its subsidiary as of December 31, 2012 and 2011, and the related consolidated statement of comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2012, for the period from June 27, 2011 (the inception date) to December 31, 2011 and for the period from June 27, 2011 (the inception date) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2012 and 2011, and the consolidated results of their comprehensive loss and cash flows for the year ended December 31, 2012, for the period from June 27, 2011 (the inception date) to December 31, 2011 and for the period from June 27, 2011 (the inception date) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 21, 2013	A Member of Ernst & Young Global

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$727	$3,441
Investment in Parent Company (Note 3)	828	172
Related company (Note 10)	72	-
Other accounts receivable (Note 4)	258	3

Total current assets	1,885	3,616

LONG-TERM ASSETS:
Investment in Parent Company (Note 3)	401	1,336

Total assets	$2,286	$4,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Related company (Note 10)	$-	$140
Other accounts payable and accrued expenses (Note 5)	199	160

Total current liabilities	199	300

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement (Note 6)	470	1,436

STOCKHOLDERS' EQUITY:
Share capital
Preferred Stock - Authorized : 1,000,000 shares at December 31, 2012 and 2011, respectively; Issued and Outstanding: 0 shares at December 31, 2012 and 2011, respectively
	-	-
Common Stock of $ 0.001 par value - Authorized: 100,000,000 shares at December 31, 2012 and 2011, respectively; Issued and Outstanding: 46,985,517 shares at December 31, 2012 and 2011, respectively
	47	47
Additional Paid-in capital	4,834	4,614
Accumulated other comprehensive loss		(44)
Accumulated deficit	(3,264)	(1,401)

Total stockholders' equity	1,617	3,216

Total liabilities and stockholders' equity	$2,286	$4,952

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,	Period from June 27, 2011 (inception date) to December 31,
	2012	2011	2012

Operating expenses:
Research and development	$1,827	$216	$2,043
General and administrative	684	135	819

Total operating expenses	2,511	351	2,862

Financial expenses (income), net	(648)	1,050	402

Net loss	$1,863	$1,401	$3,264

Net loss per share:
Basic net loss per share	$(0.04)	$(0.04)	$-

Diluted net loss per share	$(0.06)	$(0.04)	$-

Weighted average number of shares of Common Stock used in computing net loss per share	46,985,517	38,349,843	-

Weighted average number of shares of Common Stock used in computing diluted net loss per share	49,145,618	38,349,843	-

Other comprehensive loss
Unrealized loss from investment in Parent Company, net	(44)	44	-

Comprehensive loss	$1,819	$1,445	$3,264

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total comprehensive	Total stockholders'
	Number	Amount	capital	deficit	loss	loss	equity

Balance as of June 27, 2011 (inception date)	36,000,000	$36	$(36)	-	$-	$-	$-
Net Loss for period ending November 21, 2011	-	-	-	(21)	-	(21)	(21)
Shares issued with respect to reverse acquisition of OphthaliX Inc.	5,540,431	6	(6)	-	-	-	-
Issuance of common stock and warrants, net (a)	5,445,086	5	4,656	-	-	-	4,661
Unrealized loss from the investment in Parent Company	-	-	-	-	(44)	(44)	(44)

Net loss	-	-	-	(1,380)	-	(1,380)	(1,380)
Total comprehensive loss	-	-	-	-	-	(1,445)	-
Balance as of December 31, 2011	46,985,517	47	4,614	(1,401)	(44)		3,216

Stock based compensation	-	-	220	-	-	-	220
Unrealized loss from investment in Parent Company	-	-	-	-	(136)	(136)	(136)
Other than temporary impairment of investment in Parent Company	-	-	-	-	180	180	180

Net loss	-	-	-	(1,863)	-	(1,863)	(1,863)
Total comprehensive loss	-	-	-	-	-	(1,819)	-
Balance as of December 31, 2012	46,985,517	$47	$4,834	$(3,264)	$-	$-	$1,617

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,	Period from June 27, 2011 (inception date) to December 31,
	2012	2011	2012

Cash flows from operating activities:

Net loss	$(1,863)	$(1,401)	$(3,264)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other account receivables	(255)	(3)	(258)
Decrease (increase) in related company balance	(212)	140	(72)
Increase in other payables and accrued expenses	39	160	199
Changes in fair value of the derivative related to Service Agreement	(966)	1,048	82
Other than temporary impairment of investment in Parent Company	323	-	323
Stock based compensation	220	-	220

Net cash used in operating activities	(2,714)	(56)	(2,770)

Cash flows from financing activities:

Proceeds from issuance of Common Stock and warrants, net	-	3,497	3,497

Net cash provided by financing activities	-	3,497	3,497

Change in cash and cash equivalents	(2,714)	3,441	727
Cash and cash equivalents at the beginning of the period	3,441	-	-

Cash and cash equivalents at the end of the period	$727	$3,441	$727

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL

a.

OphthaliX Inc. (the "Company" or "OphthaliX") (formerly: "Denali Concrete Management Inc." or "Denali"), originally incorporated in the State of Nevada on December 10, 1999 under the name Bridge Capital.com Inc. Bridge Capital.com Inc., was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management Inc. in March 2001. The Company was a concrete placement company specializing in providing concrete improvements in the road construction industry. Denali operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.

In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity, remaining as a public shell company in the US.

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation with the execution of the transaction, between Can-Fite Biopharma Ltd. (the "Parent Company" or "Can-Fite") a public company in Israel and the Company, as further detailed in Note 1.b. below.

The Company and the Subsidiary conduct research and development activities using an exclusive worldwide license for a therapeutic drug CF101 solely for the field of ophthalmic diseases after the consummation of the following transaction. See also Note 1.b.2.

Following the transaction the Company changed its name to OphthaliX Inc. and also changed its corporate domicile from Nevada to Delaware.

b.

Reverse Recapitalization and related arrangements:

1.

Recapitalization:

On November 21, 2011, (the "Closing Date") the Company acquired all the outstanding shares of Eye-Fite, in consideration for the issuance by OphthaliX to Can-Fite of 36,000,000 shares of Common Stock (and warrants to purchase shares of Common Stock) of OphthaliX representing, approximately 87% of the fully diluted issued and outstanding share capital of the Company (the "Reverse Recapitalization"). Immediately prior and as a condition to the closing of the transaction, OphthaliX entered into subscription agreements with new investors (the "New Investors") pursuant to which, OphthaliX received additional funds in amount of $3,330 (excluding $333 of issuance expenses paid in cash) in consideration for issuing of 2,910,456 shares of Common Stock of OphthaliX at a price per share of $1.144.

In addition, OphthaliX issued to Can-Fite, 2,097,626 shares of Common Stock of the Company, in exchange for Ordinary shares of Can-Fite valued, at such time of grant, at $2,400.

Consequently, the Company holds 17,873,054 shares of Can-Fite's outstanding Ordinary shares, (approximately 7% of Can-Fite's issued and outstanding share capital as of December 31, 2012).

In accordance with the Israeli Securities Law (1968), Section 15C and related Securities Regulations, the shares issued by Can-Fite to OphthaliX, have a Resale Restriction Period, which consists of one year of full restriction and a liquidation period of eight consecutive quarters, thus OphthaliX will be able to sell 12.5% of Can-Fite's issued shares, every quarter starting from November 21, 2012. See also Note 2.e.

As part of the recapitalization arrangement, Can-Fite made an additional equity investment in OphthaliX in the amount of $500 in consideration with the issuance of an aggregate of 437,005 shares of Common Stock of OphthaliX at a price per share of $1.144.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL (Cont.)

In contemplation of the Reverse Recapitalization, it was agreed that for each two shares of Common Stock purchased by the New Investors and Can-Fite, they will be granted, by the Company, one warrant to acquire one share of Common Stock of the Company. The exercise price of the warrants is $1.72 per Common share. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain non-standard anti-dilution provisions, (See Note 8.b).

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

In addition, the Company will be obligated to certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During 2012 the Company has not reached any milestone or earned revenue that would trigger such payments to Can-Fite.

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

According to the Service Agreement, Can-Fite has the right, at any time until the expiry of 5 years from the closing of the transaction, to convert the Additional Payment into an additional 2,160,102 shares of Common Stock of the Company (subject to adjustment in certain circumstances - See also Note 6).

c.

Since its inception, the Company incurred operating losses and negative cash flows in the amount of $3,264 and $2,770, respectively. The Company devotes most of its efforts toward research and development activities. As of December 31, 2012 the Company does not have sufficient capital resources to carry its research and development activities until commercialization of the underlying products. The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measure that will allow the coverage of its anticipated budget deficit. Such initiatives may include monetizing part of Company's assets, by intention to realize its investment in Can-Fite's shares. In addition, In February, 2013, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer receiving payments owed under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising in the Company.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL (Cont.)

Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

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

Although the majority of the Company and its Subsidiary's operations are conducted in Israel, most of their expenses are in the U.S dollar. Therefore, the Company's management believes that the U.S dollar is the currency of the primary economic environment in which the Company and its Subsidiary operate.

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with ASC 830-10, "Foreign Currency Matters". All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of comprehensive loss as financial income or expenses, as appropriate.

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

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES (Cont.)

e.

Investment in Parent Company:

In accordance with ASC320, the accounting for the Company's investment in the equity securities depend on the remaining period of the tradability restriction in its respective market of the shares, described in Note 1.b.

Shares that are restricted for less than one year should be re-measured to reflect fair value at each cutoff date. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive loss in the consolidated balance sheets. The rest of the restricted shares that have trade restrictions for more than one year should be accounted as a financial asset, on a cost basis (based on the valuation of an expert as of transaction date).

For investments classified as available-for-sale securities, unrealized gains and losses are recorded in accumulated other comprehensive loss, a separate component of stockholders' equity, realized gains and losses on sales of available-for-sale securities, as determined on a specific identification basis, are included in the consolidated statement of comprehensive loss.

The Company recognizes an impairment charge when a decline in the fair value of its investments in securities is below the cost basis of such securities is judged to be other than temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company's intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized as part of financial expenses (income), net in the statement of comprehensive loss and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. During 2012, the Company recorded other than temporary impairment of $323. (See also Note 3).

f.

Research and development expenses:

All research and development costs are expensed as incurred.

g.

Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of comprehensive loss.

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index. The expected option term represents the period that the Company's stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.

Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common Stock, par value $0.001 per share (the "Common Stock") outstanding during each period. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus dilutive potential Common Stock considered outstanding during the period, in accordance with ASC topic 260, "Earnings Per Share" ("ASC 260").

The total weighted average number of shares related to the outstanding warrants and options excluded from the calculations of diluted net earnings per share due to their anti-dilutive effect was 747,267 and 2,692,972 for the year ended December 31, 2012 and for the period ended December 31, 2011, respectively.

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

The Company implements a two-step approach to recognize and to measure uncertain tax positions in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2012 and 2011, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

j.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and other account receivables.

Cash and cash equivalents are deposited with major banks in Israel. Management believes that the financial institutions that hold the Company's investments are institutions with high credit standing, and accordingly, minimal credit risk exists with respect to these investments.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.

Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, other accounts payable and accrued expenses, approximate fair value because of their generally short-term maturities.

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

Level 2 -

Include other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3 -

Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NOTE 3: -

INVESTMENT IN PARENT COMPANY

The Company currently holds 17,873,054 shares of Can-Fite's outstanding Ordinary shares that have certain a resale restriction provisions (also see Note 1.b.). As a result of such restrictions, the Company adjusted the quoted market price in the Tel-Aviv Stock Exchange of its investment in Parent Company's shares, to reflect the discount that results from the resale restriction provisions. In measuring the fair value the Company used a Protective Put Option model. In estimating the fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2012: risk-free interest rates ranging from 1.66% to 1.74%; dividend yields of 0%; volatility factors of 77.06%; and a weighted-average contractual life of the options of between 0.14 and 0.89 years.

The Company reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, the length of time and extent to which the fair value has been less than its cost basis. Based on the Company’s consideration of these factors, as of December 31, 2012 the Company recognized other-than-temporary impairment in a total amount of $323 related to its holding of Can-Fite shares, which is presented as part of financial expenses, in the Consolidated Statements of Comprehensive Loss.

As of December 31, 2012, the Company's investment in Parent Company is $828 classified as short term assets and $401 is classified in long term assets, presented at cost. During 2012, the Company recorded other than temporary impairment of $323. Such impairment reduced the cost basis of its short term and long term investments in Parent Company by $180 and $143, respectively.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-

OTHER ACCOUNTS RECEIVABLE

	December 31,
	2012	2011

Prepaid expenses	$249	$-
Tax authorities	9	3

	$258	$3

NOTE 5:-

OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2012	2011

Accounts Payable	4	6
Accrued expenses	$195	$154

	$199	$160

NOTE 6:-

DERIVATIVE RELATED TO SERVICE AGREEMENT

In contemplation with the Reverse Recapitalization described in Note 1.b, on November 21, 2011 the Company entered into the Service Agreement.

According to the Service Agreement, in consideration for Can-Fite's services, Eye-Fite shall pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%). Furthermore, the Company is required to pay Can-Fite an additional payment of 2.5% from all future proceeds received by OphthaliX or any of its affiliates in relation to CF101. Can-Fite has the right (the "Exchange Right" or the "Derivative"), at any time from November 21, 2011 until the 5th-year anniversary thereof, to convert its exchange right for the additional payment into a warrant (the "Warrant") to purchase 2,160,102 shares of Common Stock of the Company. The exercise price for the Warrant shall be as follows: (i) in the event that within 12 months of November 21, 2011, the Company or any of its affiliates completes any transaction which has a "bio-dollar" value of more than $100 million (a "Qualified Financing Arrangement"), then the exercise price shall be the par value of the shares of Common Stock, and (ii) at any other time, then the exercise price for all the shares shall be an aggregate of US$2.5 Million, equal to a per share exercise price of $1.144.

The Company's management applied ASC 815 to evaluate whether the Exchange Right (contingent call option to holders) instrument is a financial instrument that has the characteristics of a derivative. In specific the Company's management had also evaluated ASC 815-10-15-74(a) scope exception.

The Company's management concluded that the Exchange Right doesn't have fixed settlement provisions, and therefore, should be classified as liability at inception. The Exchange Right is being re-measured at fair value each reporting period until date of exercise or expiration with the change in value reported in the statement of comprehensive loss (as part of financial income/expenses).

Consequently, the Company recorded as part of the Reverse Recapitalization a liability related to the Exchange Right in the amount of $438 based on its fair value. Issuance expenses that were allocated to this component, amounted to $50, were expensed immediately and were included as part of financial expenses in the consolidated statements of comprehensive loss for the period ended in December 31, 2011 (see Note 7 for the re-measurement at year end).

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-

DERIVATIVE RELATED TO AGREEMENT (Cont.)

The fair value of the Derivative as of December 31, 2012 and 2011 amounted to $ 470 and $ 1,436 respectively, was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term. In estimating the derivative fair value, the Company used the following assumptions:

	December 31		Issuance date
	2012	2011

Risk-free interest rate (1)	0.54%	0.83%	0.92%
Expected volatility (2)	79.13%	76.30%	76.26%
Expected life (in years) (3)	3.92	4.92	5
Expected dividend yield (4)	0	0	0

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

(4)

Expected dividend yield - was based on the fact that the Company has not paid dividends to Ordinary its stockholders in the past and does not expect to pay dividends to stockholders in the foreseeable future.

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

NOTE 7:-

FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its marketable securities and embedded derivatives at fair value. Marketable securities fair value is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. The assets are classified within Level 1 and Level 2 on the fair value hierarchy. Derivatives are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-

FAIR VALUE MEASUREMENTS (Cont.)

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of December 31, 2012 and 2011.

	December 31, 2012
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3

Investment in Parent Company	$828	$199	$629	$-
Derivative related to Service Agreement	(470)	-	-	(470)

Total Financial Assets, net	$358	$199	$629	$(470)

	December 31, 2011
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3

Investment in Parent Company	$172	$-	$172	$-
Derivative related to Service Agreement	(1,436)	-	-	(1,436)

Total Financial Assets, net	$(1,264)	$-	$172	$(1,436)

(1)

Represents the portion of the Parent Company's shares that has no trading restrictions.

(2)

Represents the portion of the Parent Company's shares that has trading restrictions.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2012 and 2011. The Company's Level 3 instruments consist of Derivative (see Note 6).

Fair value measurements using significant unobservable inputs (Level 3):

Balance at June 27, 2011	$-

Fair value of derivatives (see Note 6)	438
Change in fair value of derivatives	998

Balance at December 31, 2011	1,436

Change in fair value of derivatives	(966)

Balance at December 31, 2012	$470

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-

SHARE CAPITAL

a.

Shares of Common Stock:

The shares of Common Stock represent the Legal acquirer, meaning OphthaliX's share capital as of the transaction date.

Shares of Common Stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company, the right to receive dividends, if declared.

b.

Warrants:

In contemplation with the Reverse Recapitalization, it was agreed that for each two shares of Common Stock purchased by the New Investors and Can-Fite, they will be granted by the Company one warrant to acquire one share of Common Stock of the Company. The exercise price of the warrants is $1.72 per share of Common Stock. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain non standard anti-dilution provisions.

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

Therefore, the fair value of the Adviser Warrants were accounted as issuance expenses, whereas $304 allocated to equity component and were deducted from additional paid in capital, $ 25 were allocated to a derivative component and expensed immediately as part of financial expenses. All the Adviser Warrants are fully vested. The Company estimates the fair value of Adviser Warrants granted using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 0.92%, dividend yield of 0%, volatility factors of the expected market price of the Parent Company's Ordinary shares of 76.23% and expected life of the options of 3.72 years.  The Warrant's exercise price is $1.144 and the intrinsic value is $458.

On November 12, 2012, the Board of Directors, complying with the undertaking taken as part of the recapitalization of the Company on November 21, 2011, formerly resolved to issue to certain investors and Can-Fite, 1,455,228 and 1,267,315 warrants to acquire 1,455,228 and 1,267,315 shares of Common Stock of the Company, respectively (the "Warrants"). The exercise price of such Warrants is $1.72 per share. The Warrants are exercisable for a period of five years from their date of grant and do not contain any non standard anti-dilution provisions.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-

SHARE CAPITAL (Cont.)

c.

Stock option plan and grant:

On January 2, 2012, the Board of Directors approved the adoption of the 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan was approved by the Company's stockholders and became effective on February 6, 2012. Under the 2012 Plan, the Company may grant its officers, directors, employees and consultants, Stock options, Restricted Stocks and Restricted Stock Units ("RSUs") of the Company. Each Stock option granted shall be exercisable at such times and terms and conditions as the Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years.

Upon the adoption of the 2012 Stock Option Plan the Company reserved for issuance 4,900,000 shares of Common Stock, $0.001 par value each. As of December 31, 2012 the Company has 4,665,000 shares of Common Stock available for future grant under the 2012 Plan.

On January 2013, the Board of Directors approved the adoption of an annex 2012 Plan. See Note 11.

In January 2012, the Company granted to one of its board members, options to purchase 235,000 shares of Common Stock of the Company at an exercise price of $2.00 per share. The options shall be vested in a period of 36 months so long as he remains a director until fully vested. The options were granted under the Company's 2012 Stock Incentive Plan and shall expire 10 years from the grant date. The agreement prohibits the Board Member from employment or connection with, or holding any office in, any business or undertaking which competes with any business of the Company or is a customer or supplier of the Company. During the year ended December 31, 2012 the Company recorded stock based compensation expense in total amount of $220.

The Company used a Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 0.85%-1.03% dividend yield of 0%, volatility factors of the expected market price of the Parent Company's Ordinary shares of 80% and expected life of the options of 5.23 years.

As of December 31, 2012, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $117 which is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 9:-

INCOME TAXES

The Company and its Israeli subsidiary are separately taxed under the domestic tax laws of the state of incorporation of each entity.

a.

Net operating losses carryforward:

The Company is subject to U.S. income taxes. As of December 31, 2012, the Company has net operating loss carryforwards for federal income tax purposes of approximately $476 which expires in the years 2018 to 2032. The Company has no operating loss carry forwards for state income tax purposes. Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company's subsidiary in Israel has estimated accumulated losses for tax purposes as of December 31, 2012, in the amount of approximately $825 which may be carried forward and offset against taxable income in the future for an indefinite period.

b.

According to the law in Israel the results of the Israeli subsidiary for tax purposes are measured in nominal values.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-

INCOME TAXES (Cont.)

c.

Profit (loss) before taxes is comprised as follows:

	Year ended December 31,
	2012	2011

Domestic (USA)	$40	$(1,161)
Foreign (Israel)	(1,903)	(240)

	$(1,863)	$(1,401)

d.

Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company and its subsidiary's' deferred tax assets are comprised of operating loss carryforward and other temporary differences. Significant components of the Company and its subsidiaries deferred tax assets are as follows:

	December 31,
	2012	2011

Reserves and allowances, net	$172	$36
Operating loss carryforward	397	56

Net deferred tax asset before valuation allowance	569	92
Valuation allowance	(569)	(92)

Net deferred tax asset	$-	$-

The Company has provided valuation allowance in respect of deferred tax assets resulting from operating loss carryforward and other temporary differences.

Management currently believes that since the Company and its subsidiary have a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

e.

Tax rates applicable to the income of the Company:

The Israeli corporate tax rate is 25% in 2012.

On December 5, 2011, the Israeli Parliament passed the Law for Tax Burden Reform (Legislative Amendments), 2011 ("the Law") which, among others, cancels effective from 2012, the scheduled progressive reduction in the corporate tax rate. The Law also increases the corporate tax rate to 25% in 2012. In view of this increase in the corporate tax rate to 25% in 2012, the real capital gains tax rate and the real betterment tax rate were also increased accordingly.

The corporate tax in the U.S. applying to a Company (incorporated in state of Delaware), consists of a progressive corporate tax at a rate of up to 35% plus state tax and local tax at rates depending on the state and the city in which the company manages its business. In the Company's estimation, it is subject to approximately a 40% tax rate.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-

RELATED PARTY TRANSACTIONS

On November 21, 2011, the Company entered into a license agreement with the Parent Company, (for further information, refer to Notes 1.b and 6). Details of the transactions with related parties are depicted in the following tables:

Transactions with related parties:

	December 31,	Period from June 27, 2011 (inception date) to December 31,
Results of Operations	2012	2011

Research and development expenses (1)	$1,506	$216

General and administrative expenses (2)	$61	$-

	December 31,
Balances with Related Party	2012	2011

Related company (1)	$72	$(140)

Investment in Parent Company (2)	$1,229	$1,508

Other account payables and accrued expenses (1)	$(100)	$(100)

(1)

Transactions related to Service Agreement. See Notes 1.b.2, 5 and 6.

(2)

Transactions related to Investment in Parent Company. See Notes 2.e and 3.

During February 2013, the Parent Company's board of directors resolved to defer receiving payments owed under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising in the Company. See Note 1.c.

NOTE 11:-

SUBSEQUENT EVENTS

On December 12, 2012, the Board of Directors approved the appointment of Dr. Gil Ben-Menachem as Chief Executive Officer of the Company effective January 1, 2013. The Board of Directors also approved an employment agreement with Dr. Ben-Menachem which will be effective January 1, 2013. On February 25, 2013, the agreement was terminated.

On January 29, 2013, the Board of Directors approved the adoption of an annex (the “Annex”), a copy of which is filed as an exhibit to this report, to the 2012 Stock Incentive Plan. On February 7, 2013, the Annex was filed with the Israeli Tax Authorities. The Company anticipates the Annex to become effective on March 8, 2013.

On February 28, 2013, the board of Directors approved the appointment of Mr. Barak singer as the Chief Executive Office of the Company effective March 1, 2013. The Board of Directors also approved an amendment dated February 28, 2013 to the existing employment agreement and non-competition agreement dated February 22, 2011 between Can-Fite and Mr. Singer whereby Mr. Singer will serve as Chief Executive Officer of OphthaliX while as the same time continuing to serve as Vice-President of Business Development of Can-Fite. He will devote approximately 50% of his time to each position and we will pay one-half of the costs under the Employment Agreement.