Form 10-Q
period 2013-03-31
OphthaliX, Inc.
filed 2013-05-10
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-52545

OPHTHALIX INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bareket St, Petach Tikva, Israel	49170
(Address of principal executive offices)	(Zip Code)

+(972) 3-9241114
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

Yes      . No  X .

The number of shares outstanding of the registrant’s Common Stock on May 10, 2013, was 46,985,517.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Comprehensive Loss	5

Condensed Consolidated Statements of Changes in Stockholders' Equity	6 - 7

Condensed Consolidated Statements of Cash Flows	8

Notes to Condensed Consolidated Financial Statements	9 - 15

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2013	December 31, 2012
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$530	$727
Investment in Parent Company	1,031	828
Related company	-	72
Other accounts receivable	137	258

Total current assets	1,698	1,885

LONG-TERM ASSETS:
Investment in Parent Company	261	401
Property and equipment, net	2	-

Total long-term assets	263	401

Total assets	$1,961	$2,286

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Related company	$420	$-
Other accounts payable and accrued expenses	162	199

Total current liabilities	582	199

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	411	470

STOCKHOLDERS' EQUITY:
Share capital
Preferred Stock -
Authorized : 1,000,000 shares at March 31, 2013 and December 31, 2012, respectively; Issued and Outstanding: 0 shares at March 31, 2013 and December 31, 2012, respectively	-	-
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares at March 31, 2013 and December 31, 2012, respectively; Issued and Outstanding: 46,985,517 shares at March 31, 2013 and December 31, 2012, respectively	47	47
Additional paid-in capital	4,864	4,834
Accumulated other comprehensive income (loss)	63	-
Accumulated deficit	(4,006)	(3,264)

Total stockholders' equity	968	1,617

Total liabilities and stockholders' equity	$1,961	$2,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,		Period from June 27, 2011 (inception date) to March 31,
	2013	2012	2013
	Unaudited		Unaudited

Operating expenses:
Research and development	$596	$508	$2,639
General and administrative	205	202	1,024

Total operating expenses	801	710	3,663

Financial expenses (income), net	(59)	2,114	343

Net loss	$742	$2,824	$4,006

Net loss per share:

Basic net loss per share	$0.02	$0.06

Diluted net loss per share	$0.02	$0.06

Weighted average number of shares of Common Stock used in computing basic net loss per share	46,985,517	46,985,517

Weighted average number of shares of Common Stock used in computing diluted net loss per share	49,145,619	46,985,517

Other comprehensive income (loss):

Unrealized loss (income) from investment in Parent Company, net	(63)	117	(63)

Comprehensive loss	$679	$2,941	$3,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands, except share and per share data

			Additional		Accumulated other	Total
	Shares of Common Stock		paid-in	Accumulated	comprehensive	stockholders'
	Number	Amount	capital	deficit	income (loss)	equity

Balance as of June 27, 2011 (inception date)	36,000,000	$36	$(36)	$-	$-	$-
Net Loss for period ending November 21, 2011	-	-	-	(21)	-	(21)
Shares issued with respect to reverse acquisition of OphthaliX Inc.	5,540,431	6	(6)	-	-	-
Issuance of Common Stock and warrants, net (a)	5,445,086	5	4,656	-	-	4,661
Other comprehensive income (loss), net	-	-	-	-	(44)	(44)

Net loss	-	-	-	(1,380)	-	(1,380)
Balance as of December 31, 2011	46,985,517	47	4,614	(1,401)	(44)	3,216

Stock based compensation	-	-	220	-	-	220
Other comprehensive income (loss), net	-	-	-	-	44	44

Net loss	-	-	-	(1,863)	-	(1,863)
Balance as of December 31, 2012	46,985,517	$47	$4,834	$(3,264)	$-	$1,617

(a)

Net of issuance expenses in an amount of $612.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands, except share and per share data

			Additional		Accumulated other	Total
	Shares of Common Stock		paid-in	Accumulated	comprehensive	stockholders'
	Number	Amount	capital	deficit	income (loss)	equity

Balance as of December 31, 2012	46,985,517	$47	$4,834	$(3,264)	$-	$1,617

Stock based compensation	-	-	30	-	-	30
Other comprehensive income (loss), net	-	-	-	-	63	63

Net loss	-	-	-	(742)	-	(742)
Balance as of March 31, 2013 (unaudited)	46,985,517	$47	$4,864	$(4,006)	$63	$968

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,		Period from June 27, 2011 (inception date) to March 31,
	2013	2012	2013
	Unaudited		Unaudited

Cash flows from operating activities:

Net loss	$(742)	$(2,824)	$(4,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other account receivables	121	(543)	(137)
Increase (decrease) in other accounts payables and accrued expenses	(37)	10	162
Decrease (increase) in related company balance	492	198	420
Changes in fair value of the derivative related to Service Agreement	(59)	2,117	23
Other than temporary impairment of investment in Parent Company	-	-	323
Stock based compensation	30	68	250

Net cash used in operating activities	(195)	(974)	(2,965)

Cash flows from investing activities:

Purchase of property and equipment	(2)	-	(2)

Net cash used in operating activities	(2)	-	(2)

Cash flows from financing activities:

Proceeds from issuance of Common shares and warrants, net	-	-	3,497

Net cash provided by financing activities	-	-	3,497

Change in cash and cash equivalents	(197)	(974)	530
Cash and cash equivalents at the beginning of the period	727	3,441	-

Cash and cash equivalents at the end of the period	$530	$2,467	$530

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

NOTE 1:-

GENERAL (Cont.)

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

The transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, Eye-Fite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the condensed consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eye-Fite since inception.

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

In addition the Company will be obligated to certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During the first quarter of 2013, the Company has not reached any milestone or earned revenue that would trigger such payments to Can-Fite.

NOTE 1:-

GENERAL (Cont.)

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

c.

The Company devotes most of its efforts toward research and development activities. As of March 31, 2013 the Company does not have sufficient capital resources to carry its research and development activities until commercialization of the underlying products.

The Company's inability to raise funds to carry its research and development activities will have severe negative impact on its ability to remain a viable company beyond December 31, 2014.The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measure that will allow the coverage of its anticipated budget deficit. Such initiatives may include monetizing part of Company's assets, by intention to realize its investment in Can-Fite's shares. In addition, in February 2013, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer receiving payments owed under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising in the Company. As of March 31, 2013 the company obligation to Can-Fite amounted to $420.

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

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2012, are applied consistently in these financial statements.

NOTE 3:-

UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2012, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

NOTE 4:-

FAIR VALUE MEASUREMENTS

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little volume, the Company's management determined the Company's stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the Company used the estimated stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Service Agreement.

In accordance with ASC 820, the Company measures part of its investment in parent company and embedded derivatives in the Service Agreement, at fair value. The investment in parent company fair value is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. Shares that are restricted for less than one year should be re-measured to reflect fair value at each cutoff date. As a result of such restrictions, the Company adjusted the quoted market price in the Tel-Aviv Stock Exchange of its investment in Parent Company's shares, to reflect the discount that results from the resale restriction provisions. In measuring the fair value the Company used a Protective Put Option model. In estimating the fair value, the Company used Black-Scholes option-pricing model. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive loss in the consolidated balance sheets. The rest of the investment in Parent Company that has trade restrictions for more than one year should be accounted as a financial asset, on a cost basis (based on the valuation of an expert as of December 31, 2012). The assets are classified within Level 2 on the fair value hierarchy. Embedded derivatives are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

NOTE 4:-

FAIR VALUE MEASUREMENTS (Cont.)

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3

Investment in Parent Company	$1,031	$399	$632	$-
Derivative related to Service Agreement	(411)	-	-	(411)

Total Financial Assets, net	$620	$399	$632	$(411)

	December 31, 2012
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3

Investment in Parent Company	$828	$199	$629	$-
Derivative related to Service Agreement	(470)	-	-	(470)

Total Financial Assets, net	$358	$199	$629	$(470)

(1)

Represents the portion of the Parent Company's shares that has no trading restrictions.

(2)

Represents the portion of the Parent Company's shares that has trading restrictions.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2013. The Company's Level 3 instruments consist of derivatives.

Fair value measurements using significant unobservable inputs (Level 3):

Balance at June 27, 2011	$-

Fair value of derivatives	438
Change in fair value of derivatives	998

Balance at December 31, 2011	1,436
Change in fair value of derivatives	(966)

Balance at December 31, 2012	470
Change in fair value of derivatives	(59)

Balance at March 31, 2013 (unaudited)	$411

NOTE 5:-

EQUITY

On December 12, 2012, the Board of Directors approved the appointment of Dr. Gil Ben-Menachem as Chief Executive Officer ("CEO") of the Company effective January 1, 2013. The Board of Directors also approved an employment agreement with Dr. Ben-Menachem which became effective on January 1, 2013. The agreement was terminated on February 25, 2013.

In contemplation with the termination of the CEO, subsequent to the balance sheet, the Board of Directors approved the grant of options to Dr. Gil Ben-Menachem. He received options to acquire 39,155 shares of Common Stock of OphthaliX at an exercise price of $1.1757 in accordance with the terms of the Israeli Annex to the employee incentive Plan of OphthaliX and the employee incentive Plan of OphthaliX (collectively, the "Option Plan") and shall expire on February 28, 2023.

On February 28, 2013, the board of Directors approved the appointment of Mr. Barak Singer as the new Chief Executive Officer of the Company effective March 1, 2013. The Board of Directors also approved an amendment dated February 28, 2013 to the existing employment agreement and non-competition agreement dated February 22, 2011 between Can-Fite and Mr. Singer whereby Mr. Singer will serve as Chief Executive Officer of OphthaliX while as the same time continuing to serve as Vice-President of Business Development of Can-Fite. He will devote approximately 50% of his time to each position and we will pay one-half of the costs under the Employment Agreement.

Subsequent to the balance sheet date, the Company Board of Directors approved the grant of options to Mr. Singer. In accordance with the option agreement, he shall receive options to acquire 469,855 shares of Common Stock of OphthaliX at an exercise price of $1.1757 (the “Time Based Options”) and shall expire 10 years from the grant date. The Time Based Options shall vest over a period of three years on a quarterly basis over twelve consecutive quarters from the date of commencement of the employment of the CEO with OphthaliX.

In addition, the Company's Board of directors also approved the grant of an aggregate of 469,855 options to Mr. Singer, to acquire 469,855 shares of Common Stock of OphthaliX at an exercise price of $1.1757 in accordance with the terms of the Option Plan, and shall expire 10 years from the grant date. These options shall vest upon the achievement of certain businesses and financial milestones, as defined in the agreement.

NOTE 6:-

SUBSEQUENT EVENTS

On May 9, 2013, the Board of Directors approved the grant options to acquire 1,880,000 shares of the Company's Common Stock to several directors and management members, subject to shareholders’ approval (when applicable).  These options, with $0.01 par value, have an exercise price of $1.29 per share, shall be granted in accordance with the terms of the 2012 Stock Incentive Plan and shall expire 10 years from the date of grant.  According to the board resolution, 940,000 of the aforementioned options shall vest immediately and the remaining 940,000 shall vest over a period of three years, on a quarterly basis, over twelve consecutive quarters from the date of grant.

- - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our interim financial statements and accompanying notes to these financial statements.  All amounts are in U.S. dollars.

Forward-Looking Statement Notice

This quarterly report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects.  In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters.  These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers.  Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made.  Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our most recent annual reports referenced below.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A – Risk Factors as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 27, 2013

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report.  We undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.  In evaluating forward-looking statements, you should consider these risks and uncertainties.

Description of Business

The Company is a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders.  We have in-licensed certain patents and patent applications protecting the use in the ophthalmic field of our current pipeline drug under development, a synthetic A3AR agonist, CF101 (known generically as IB-MECA). CF101 is being developed to treat three ophthalmic indications: dry eye syndrome; glaucoma and uveitis.  We are currently: (i) conducting a Phase III trial with respect to the development of CF101 for dry eye syndrome, under an Investigational New Drug, or IND, application with the United States Food and Drug Administration, or FDA; (ii) conducting a Phase II trial with respect to the development of CF101 for the treatment of glaucoma; and (iii) preparing for Phase II study of the development of CF101 for uveitis.

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

Business Developments

During the first quarter of 2013, we had the following major developments:

•

On January 29, 2013, our Board of Directors conditionally approved the adoption of an annex (the “Annex”) to the 2012 Stock Incentive Plan (the “Plan”).  Approval of the Annex by the Board of Directors was contingent upon the following: 1) 30 days elapsing since approval of the Annex by the Board of Directors, and 2) filing with Israeli income tax authorities (the “Tax Authorities”).  On February 7, 2013, the Annex was filed with the Tax Authorities and on March 8, 2013, the Annex became effective.

•

On February 28, 2013, our Board of Directors approved the termination of Dr. Gil Ben-Menachem as our Chief Executive Officer and appointed Barak Singer as the Chief Executive Officer of the Company.

•

On February 28, 2013, our Board approved Can-Fite’s offer to defer payments under the Service Agreement for the performance of clinical trials involving CF101 for ophthalmic indications until the completion of a fundraising by the Company and in no event in excess of the available cash of the Company after the fulfillment of our obligations to other creditors at such time. We will pay interest at the rate of 3% per annum from the date of each quarterly invoice issued by Can-Fite until the deferred payments are satisfied. As of March 31, 2013 the Company owed Can-Fite approximately $420,000 with regards to the payment deferral.

•

On March 15, 2013 we announced that patient enrollment for a Phase 3 clinical study of CF101 for the treatment of Dry Eye Syndrome (“DES”) has been completed.  The randomized, double-masked study was conducted in the United States, Europe and Israel.  The study included 237 patients with moderate-to-severe DES who were randomized to receive two oral doses of CF101 and a placebo for a period of 24 weeks.  The results of this study are expected to be announced in the fourth quarter of 2013.

Results of Operations –Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

For the period from June 27, 2011 (inception date of Eyefite) to March 31, 2013, we did not generate any revenues from operations.  Expenses during the fiscal quarter ended March 31, 2013, were $801,000 compared with $710,000 for the fiscal quarter ended March 31, 2012, with finance income of $59,000, and finance expenses of $2,114,000 for the comparable prior period. Net losses for the quarters ended March 31, 2013 and 2012 were $742,000 and $2,824,000, respectively.  Expenses for the period mentioned above consisted of research and development of $596,000, with $508,000 for the comparable prior year period, and of general and administrative expenses of $205,000, with $202,000 for the comparable prior year period.  The general and administrative expenses were mainly due to payroll for new CEO, director share based payments, management fees and professional services fees relating to our reporting requirements.  The finance income was mainly from a change in fair value of derivatives in the amount of $59,000.

Plan of Operation

The Company did not generate any revenue in the first quarter of 2013 and does not expect to generate any revenues for the remainder of 2013.  Through our subsidiary, Eyefite, which holds all the intellectual property related to our technology, we are developing therapeutic products for the treatment of ophthalmic disorders.  As of March 31, 2013, we had $530,000 in cash and cash equivalents.  We also had 17,873,054 Ordinary shares of Can-Fite (traded on the Tel Aviv Stock Exchange) presented in the Balance Sheet as $1,292,000.  Although we can provide no assurances, we believe that such funds will be sufficient to continue our business and operations as currently conducted.  However, we will require significant additional financing in the future to fund our operations during 2014 and beyond.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 27, 2013.

In addition, in February 2013, we obtained a formal letter from Can-Fite stating that Can-Fite would defer receiving payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company.  Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time the Company makes such deferred payments.  For a long term solution, including financing our activities beyond 2013, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market them.

Liquidity and Capital Resources

Since our acquisition of all the outstanding interests in Eyefite (the “Transaction”) which took place on November 21, 2011, the closing date of the Transaction, we have funded our operations primarily through the private placement of shares of our Common Stock.  In such private placement, the Company raised approximately $3,497,000 in net proceeds after the deduction of offering expenses.  On March 31, 2013, we held approximately $530,000 in cash and cash equivalents, and have invested substantially all of our available cash funds in short-term bank deposits.  Net cash used in operating activities was approximately $195,000 for the fiscal quarter ended March 31, 2013, compared with net cash used in operating activities of approximately $974,000 for the period for the fiscal quarter ended March 31. 2012.  The decrease in net cash used in operating activities during the fiscal quarter ended March 31, 2013 as compared to the period ended March 31, 2012, was primarily because of prepaid expenses of drug kits paid during the period ended March 31, 2012.

Net cash used in investing activities for the fiscal quarters ended March 31, 2013 and 2012 were $2,000 and zero respectively. The increase in net cash used in investing activities during the fiscal quarter ended March 31, 2013 as compared to the period ended March 31, 2012, was due to purchase of fixed assets.

There was no net cash provided by financing activities for the period ended March 31, 2013 and 2012.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives.  Although we believe our existing cash resources will be sufficient to fund our current projected cash requirements to operate our business as currently conducted, we will require significant additional financing in the future to fund our operations during 2014 and beyond.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 27, 2013.  Additional financing may not be available on acceptable terms, if at all.  Our future capital requirements will depend on many factors, including:

•

our ability to obtain regulatory approval or achieve commercial success of our product candidates, which currently includes only CF101;

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

•

the number of product candidates we pursue in the future;

•

our future revenues, if any;

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

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow the coverage of our anticipated budget deficit. Such initiatives may include monetizing of our assets, by intention to realize our investment in Can-Fite’s shares.

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

There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, other than the formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement, as detailed above under “Plan of Operation”.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company beyond December 31, 2014.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 27, 2013.  As of the date of this report, we have no material capital commitments.

During the quarters ended March 31, 2013 and 2012, changes in inflation and other price changes did not materially affect our financial condition, business or operations.

Critical Accounting Policies

We prepare our unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP.  In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities.  In some cases, we could reasonably have used different accounting policies and estimates.  Changes in the accounting estimates are reasonably likely to occur from period to period.  Accordingly, actual results could differ materially from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.  We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.  We have reviewed our critical accounting policies and estimates with our Board.

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

The Company currently holds 17,873,054 shares of Can-Fite’s issued and outstanding Ordinary shares which were acquired on November 21, 2011, and which have certain resale restriction provisions.  During the first year the shares were owned by the Company, none of the shares could be sold and then for the next eight consecutive quarters, not more than 12.5% of the issued and outstanding share capital of the Company may be sold in each such quarter; provided that, the amount to be sold on any one day may not exceed the average daily trading volume during the eight-week period preceding such sale.

The investment in parent company fair value is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. Because part of our investment in Can-Fite’s shares is restricted, the Company needs to adjust the restricted shares’ fair value in order to reflect such restriction on such shares’ price.

For short-term restricted marketable securities, the Company adjusted the quoted market price in the Tel-Aviv Stock Exchange of its investment in Parent Company's shares, to reflect the discount that results from the resale restriction provisions. In measuring the fair value the Company used a Protective Put Option model. In estimating the fair value, the Company used Black-Scholes option-pricing model. with the following weighted-average assumptions as of December 31, 2012 and March 31, 2013: risk-free interest rates ranging from 1.66% to 1.74% and from 1.55% to 1.69%, respectively; dividend yields of 0%; volatility factors of 77.06% and 76.32%, respectively; and a weighted-average contractual life of the options of between 0.14 and 0.90 years.

For long-term restricted marketable securities, the rest of the restricted shares that have trade restrictions for more than one year are accounted as a financial asset, on a cost basis, based on the valuation of an expert as of December 31, 2012, after the effect of other-than temporary impairment. In measuring the fair value the Company used a Protective Put Option model. In estimating the fair value, the Company used Black-Scholes option-pricing model. with the following weighted-average assumptions as of December 31, 2012: risk-free interest rates ranging from 1.78%, respectively; dividend yields of 0%; volatility factors of 76.40%; and a weighted-average contractual life of the options of between 1.14 and 1.64 years.

As of March 31, 2013, the Company holds $1,031,000 in marketable securities classified in short term assets ($399,000 of which has no trading restrictions and is measured according to the quoted market price in the Tel-Aviv Stock Exchange), designated as available-for-sale and $261,000 in restricted marketable securities classified in long term assets, presented at cost basis as of March 31, 2013 (i.e., the Can-Fite shares).

As a result, the fair value of the Can-Fite shares held by the Company on the transaction date reflects the resale restrictions.  The fair value of these shares based on an external expert’s valuation as of March 31, 2013 was $1,292,000. For accounting purposes their fair value represents a discount of their shares’ market value of $305,000.

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

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  As of March 31, 2013, this standard has no effect to the Company’s financial statements.

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

According to the Services Agreement, as additional consideration for its services, the Company agreed to pay to Can-Fite additional fees (“Additional Fees”) equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, Eyefite) for rights to CF101 from third-party sublicensees (including up front payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity).  Can-Fite has the right, at any time from November 21, 2011, until the fifth year anniversary thereof, to convert its Additional Fees right for royalties into a warrant (the “Warrant”) to purchase 2,160,102 shares of Common Stock of the Company.  The exercise price for the Warrant is an aggregate of $2.5 million, based on a per share exercise price of $1.144.  The Warrant may also be exercised on a cashless basis.

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

Consequently, the Company recorded as part of the recapitalization transaction a liability related to the Exchange Right in the amount of $438,000 based on its fair value on November 21, 2011.  Issuance expenses that were allocated to this component, which amounted to $50,000, were expensed immediately and are included as part of financial expenses in the consolidated statements of operations (see Note 7 of the audited consolidated financial statements as of December 31, 2012 for the re-measurement at year end).

The fair value of the derivatives was determined using the binomial option-pricing model.  This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term.

The fair value of the Derivative as of March 31, 2013 amounted to $411,000 and was determined using the binomial option-pricing model.  The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little volume, the Company’s management determined the Company’s stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist.  Consequently, the Company used the estimates stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Service Agreement.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statement of comprehensive loss.

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

Under the Company’s 2012 Stock initiative Plan, as amended, or the 2012 Plan, the Company may grant its officers, directors, employees and consultants, stock options, restricted stocks and restricted stock units of the Company.

In January 2012, the Company granted one of the members of its Board, options to purchase 235,000 shares of Common Stock of the Company at an exercise price of $2.00 per share.  The options vest over a period of 36 months so long as he remains a director for the entire duration of such period.  The options were granted under the 2012 Plan and expire ten years from the grant date.  During the fiscal quarter ended March 31, 2013 the Company recorded a stock-based compensation expense of $30,000.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 27, 2013.

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

OphthaliX Inc.

Date: May 10, 2013

By: /s/ Barak Singer

Barak Singer, Chief Executive Officer

(Principal Executive Officer)

Date: May 10, 2013

By: /s/ Itay Weinstein

Itay Weinstein, Chief Financial Officer

(Principal Financial Officer)