Form 10-Q
period 2013-06-30
OphthaliX, Inc.
filed 2013-08-02
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-52545

OPHTHALIX INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0445169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bareket Street, Petach Tikva, Israel	4951778
(Address of principal executive offices)	(Zip Code)

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

Yes      . No  X .

The number of shares outstanding of the registrant’s Common Stock on July 30, 2013, was 46,985,517.

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.  Controls and Procedures

23

PART II—OTHER INFORMATION

23

Item 1A.  Risk Factors

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 6.  Exhibits

24

SIGNATURES

25

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Comprehensive Loss	5

Condensed Consolidated Statements of Changes in Stockholders' Equity	6 - 7

Condensed Consolidated Statements of Cash Flows	8

Notes to Condensed Consolidated Financial Statements	9 - 15

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2013	December 31, 2012
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$845	$727
Investment in Parent Company	576	828
Related company	-	72
Other accounts receivable	80	258

Total current assets	1,501	1,885

LONG-TERM ASSETS:
Investment in Parent Company	127	401
Property and equipment, net	2	-

Total long-term assets	129	401

Total assets	$1,630	$2,286

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Related company	$821	$-
Other accounts payable and accrued expenses	219	199

Total current liabilities	1,040	199

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	406	470

STOCKHOLDERS' EQUITY:
Share capital
Preferred Stock - Authorized : 1,000,000 shares at June 30, 2013 and December 31, 2012, respectively; Issued and Outstanding: 0 shares at June 30, 2013 and December 31, 2012, respectively
	-	-

Common Stock of  $ 0.001 par value -

Authorized:  100,000,000 shares at June 30, 2013 and December 31, 2012, respectively; Issued and Outstanding: 46,985,517 shares at June 30, 2013 and December 31, 2012, respectively

	47	47
Additional paid-in capital	5,270	4,834
Accumulated other comprehensive income	11	-
Accumulated deficit	(5,144)	(3,264)

Total stockholders' equity	184	1,617

Total liabilities and stockholders' equity	$1,630	$2,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,		Period from June 27, 2011 (inception date) to June 30,
	2013	2012	2013	2012	2013
	Unaudited

Operating expenses:
Research and development	$1,107	$744	$511	$236	$3,150
General and administrative	803	337	598	135	1,622

Total operating expenses	1,910	1,081	1,109	371	4,772

Financial expenses (income), net	(30)	1,670	29	(444)	372

Net income (loss)	$(1,880)	$(2,751)	$(1,138)	$73	$(5,144)

Net loss per share:
Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.02)	$0.00
Weighted average number of Common Stocks used in computing basic and diluted net loss per share	46,985,517	46,985,517	46,985,517	46,985,517

Other comprehensive income (loss):

Investment in Parent Company, net (Available-for-sale investments)
Changes in net unrealized gains (loss)	51	(53)	(12)	64	(129)
Less: reclassification adjustment for net gains (loss) included in net income (loss)	(40)	-	(40)	-	140
Total other comprehensive income (loss)	$11	$(53)	$(52)	$64	$11
Comprehensive income (loss)	$(1,869)	$(2,804)	$(1,190)	$137	$(5,133)

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

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands, except share and per share data

			Additional		Accumulated other	Total
	Shares of Common Stock		paid-in	Accumulated	comprehensive	stockholders'
	Number	Amount	capital	deficit	income (loss)	equity

Balance as of December 31, 2012	46,985,517	$47	$4,834	$(3,264)	$-	$1,617

Stock based compensation	-	-	436	-	-	436
Other comprehensive income (loss), net	-	-	-	-	11	11
			-
Net loss	-	-		(1,880)	-	(1,880)
Balance as of June 30, 2013 (unaudited)	46,985,517	$47	$5,270	$(5,144)	$11	$184

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Period from June 27, 2011 (inception date) to June 30,
	2013	2012	2013
	Unaudited

Cash flows from operating activities:

Net loss	$(1,880)	$(2,751)	$(5,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (Increase) in other accounts receivable	178	(478)	(80)
Increase (Decrease) in other account payables and accrued expenses	20	(82)	219
Increase in related company balance	893	-	821
Changes in fair value of the derivative related to service agreement	(64)	1,674	18
Realized loss from sale of investments in Parent Company	26	-	26
Other than temporary impairment of investment in Parent company	-	-	323
Stock based compensation	436	133	656

Net cash used in operating activities	(391)	(1,504)	(3,161)

Cash flows from investing activities:
Proceed from sale of shares, net	511	-	511
Purchase of property and equipment	(2)	-	(2)

Net cash provided by investing activities	509	-	509

Cash flows from financing activities:

Proceeds from issuance of Common Stock and warrants, net	-	-	3,497

Net cash provided by financing activities	-	-	3,497

Change in cash and cash equivalents	118	(1,504)	845
Cash and cash equivalents at the beginning of the period	727	3,441	-

Cash and cash equivalents at the end of the period	$845	$1,937	$845

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

In December 2005, Denali ceased its principal business operations and focused its efforts on seeking a business opportunity, becoming a public shell company in the U.S.

EyeFite Ltd. ("EyeFite" or the "Subsidiary") was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the "Parent Company" or "Can-Fite"), a public company in Israel, and Denali, as further detailed in Note 1b below.

The Company and the Subsidiary conduct research and development activities using an exclusive worldwide license for a therapeutic drug CF101 solely for the field of ophthalmic diseases after the consummation of the transaction detailed below. See also Note 1b2.

Following the transaction, Denali changed its name to OphthaliX Inc. and also changed its corporate domicile from Nevada to Delaware.

b.

Reverse recapitalization transaction and related arrangements:

1.

Recapitalization:

On November 21, 2011 (the "Closing Date"), the Company acquired all the outstanding shares of EyeFite in consideration for the issuance to Can-Fite of 36,000,000 shares (and warrants to purchase shares) of the Company, representing approximately 87% of the fully diluted issued and outstanding share capital of the Company. Immediately prior to and as a condition to the closing of the transaction, OphthaliX entered into subscription agreements with new investors (the "New Investors") pursuant to which, OphthaliX received $3,330 in additional funds (excluding $333 of issuance expenses paid in cash) in consideration for issuing 2,910,456 shares of Common Stock of OphthaliX at a price per share of $1.144.

The Company also received 714,922 ordinary shares in Can-Fite, representing approximately 7% of Can-Fite's issued and outstanding share capital as of December 31, 2012.

On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511.

As of June 30, 2013, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 3% of Can-Fite's issued and outstanding share capital.

In addition, OphthaliX issued to Can-Fite 2,097,626 shares of Common Stock in exchange for Can-Fite ordinary shares valued at $2,400 at the time of the grant.

In accordance with the Israeli Securities Law (1968), Section 15C and related Securities Regulations, the shares issued by Can-Fite to OphthaliX have a “Resale Restriction Period”, which consists of one year of full restriction and a liquidation period of eight consecutive quarters. As such, OphthaliX will be able to sell 12.5% of the Can-Fite ordinary shares it holds every quarter beginning on November 21, 2012.

As part of the recapitalization arrangement, Can-Fite made an additional equity investment in OphthaliX in the amount of $500 in consideration for the issuance of an aggregate of 437,005 shares of common stock of OphthaliX at a price per share equal to $1.144.

NOTE 1:-

GENERAL (Cont.)

In contemplation of the recapitalization transaction, it was agreed that for every two shares of Common Stock purchased by the New Investors and Can-Fite, they will be granted one warrant to acquire one share of Common Stock of the Company. The exercise price of such warrants is $1.72 per share of Common Stock. The warrants are exercisable for a period of five years from the date of grant. The warrants do not contain nonstandard anti-dilution provisions.

The transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, EyeFite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the condensed consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer, and a recapitalization of the equity of the accounting acquirer. These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of EyeFite since inception.

2.

License and research and development services from Can-Fite:

In connection with the consummation of the recapitalization transaction, the Company and Can-Fite entered into a license agreement, pursuant to which Can-Fite granted EyeFite a sole and exclusive worldwide license for the use of CF101, solely in the field of ophthalmic diseases ("CF101"). EyeFite will be obligated to pay to the U.S. National Institutes of Health ("NIH"), the patents of which are included in the license to EyeFite, for as long as the license agreement between the Company and NIH remains in effect, a nonrefundable minimum annual royalty fee and potential future royalties of 4.0% to 5.5% on net sales.

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. EyeFite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During the first two quarters of 2013, the Company did not reach any milestone or generate revenue that would trigger any such payments to Can-Fite.

In addition, following the closing of the recapitalization transaction, an agreement was signed between Can-Fite, OphthaliX and EyeFite (the "Service Agreement"). According to the Service Agreement, Can-Fite will manage the research and development activities relating to pre-clinical and clinical studies for the development of the ophthalmic indications of CF101. According to the Service Agreement, in consideration for Can-Fite's services, EyeFite will pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%). In addition, the Company is committed to future additional payments equal to 2.5% of any and all proceeds received by EyeFite relating to the activities regarding the drug (the "Additional Payment").  On February 28, 2013, Can-Fite agreed to defer payments under the Service Agreement for the performance of clinical trials until the completion of a fundraising by the Company and in no event in excess of the available cash of the Company after the fulfillment of its obligations to other creditors at such time. The Company will pay interest at the rate of 3% per annum from the date of each quarterly invoice issued by Can-Fite until the deferred payments are satisfied.

According to the Service Agreement, Can-Fite will have the right, at any time until November 21, 2016, to convert the Additional Payment into an additional 2,160,102 shares of Common Stock of the Company (subject to adjustment in certain circumstances).

NOTE 1:-

GENERAL (Cont.)

c.

The Company devotes most of its efforts toward research and development activities. As of June 30, 2013, the Company does not have sufficient capital resources to conduct its research and development activities until commercialization of the underlying products.

The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company beyond December 31, 2014. The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. Such initiatives may include monetizing part of the Company's assets, including through the sale of its investment in Can-Fite's ordinary shares.  In February 2013, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer receiving payments owed under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising in the Company. As of June 30, 2013, such deferred payments to Can-Fite equaled $780. Any such deferred payments bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company.

There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

d.

Subsequent to the balance sheet date, the Company's majority stockholder acted by way of majority written consent action to approve a reverse stock split of one share for each four and one half shares outstanding (1:4.5) (the "Reverse Split") approved and authorized by the Board of Directors.  As of the filing date of these financial statements the Reverse Split is not effective. Once the Reverse Split is effective, all shares, options, warrants and earnings (losses) per share amounts will be adjusted retroactively.

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2012 are applied consistently in these financial statements.

NOTE 3:-

UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2012, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Quantitative and Qualitative Disclosures About Market Risk," and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Because the quoted market value of the Company's Common Stock was based on sporadic trading with little volume, the Company's management determined the Company's stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the Company used the estimated stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Service Agreement.

In accordance with ASC 820, the Company measures part of its investment in the Parent Company and embedded derivatives in the Service Agreement, at fair value. The fair value of the investment in the Parent Company is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. Shares that are restricted for less than one year should be re-measured to reflect fair value at each cutoff date. As a result of such restrictions, the Company adjusted the quoted market price on the Tel-Aviv Stock Exchange of its investment in the Parent Company’s shares to reflect the discount that results from the resale restriction provisions. In measuring the fair value, the Company used a Protective Put Option model. In estimating the fair value, the Company used Black-Scholes option-pricing model. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive loss in the consolidated balance sheets. The rest of the investment in the Parent Company that has transfer restrictions for more than one year should be accounted for as a financial asset on a cost basis (based on an expert valuation as of December 31, 2012). The assets are classified within Level 2 on the fair value hierarchy. Embedded derivatives are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3

Investment in Parent Company	$576	$-	$576	$-
Derivative related to Service Agreement	(406)	-	-	(406)

Total Financial Assets, net	$170	$-	$576	$(406)

	December 31, 2012
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3

Investment in Parent Company	$828	$199	$629	$-
Derivative related to Service Agreement	(470)	-	-	(470)

Total Financial Assets, net	$358	$199	$629	$(470)

(1)

Represents the portion of the Parent Company's shares that has no trading restrictions.

(2)

Represents the portion of the Parent Company's shares that has trading restrictions.

NOTE 4:-

FAIR VALUE MEASUREMENTS (Cont.)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2013. The Company's Level 3 instruments consist of derivatives.

Fair value measurements using significant unobservable inputs (Level 3):

Balance at June 27, 2011	$-

Fair value of derivatives	438
Change in fair value of derivatives	998

Balance at December 31, 2011	$1,436
Change in fair value of derivatives	(966)

Balance at December 31, 2012	470
Change in fair value of derivatives	(64)

Balance at June 30, 2013 (unaudited)	$406

NOTE 5:-

STOCKHOLDERS' EQUITY

a.

On December 12, 2012, the Board of Directors approved the appointment of Dr. Gil Ben-Menachem as Chief Executive Officer ("CEO") of the Company, effective January 1, 2013. The Board of Directors also approved an employment agreement with Dr. Ben-Menachem which became effective on January 1, 2013. The agreement was terminated on February 25, 2013.

In contemplation with the termination of the CEO, the Board of Directors approved the grant of options to Dr. Gil Ben-Menachem. He received options to acquire 39,155 shares of Common Stock of OphthaliX at an exercise price of $1.1757 in accordance with the terms of the Company’s 2012 Stock Incentive Plan and the Israeli Annex to the Company’s 2012 Stock Incentive Plan (collectively, the "Plan") and which options expire on August 28, 2013.

b.

On February 28, 2013, the Board of Directors approved the appointment of Mr. Barak Singer as the new Chief Executive Officer of the Company, effective March 1, 2013. The Board of Directors also approved an amendment, dated February 28, 2013, to the existing employment agreement and non-competition agreement, dated February 22, 2011, between Can-Fite and Mr. Singer whereby Mr. Singer will serve as Chief Executive Officer of OphthaliX while at the same time continuing to serve as Vice-President of Business Development of Can-Fite. He will devote approximately 50% of his time to each position and the Company will pay one-half of the compensation owed to Mr. Singer under the Employment Agreement.

On April 22, 2013, the Company’s Board of Directors approved the grant of options to Mr. Singer. In accordance with the option agreement, he received options to acquire 469,855 Common Stock of OphthaliX at an exercise price of $1.1757 (the "Time Based Options") and which expire ten years from the grant date. The Time Based Options shall vest over a period of three years on a quarterly basis over twelve consecutive quarters from the date of commencement of the employment of Mr. Singer as the Chief Executive Officer of OphthaliX. In addition, the Company's Board of Directors also approved the grant of an aggregate of 469,855 options to Mr. Singer, to acquire 469,855 shares of Common Stock of OphthaliX at an exercise price of $1.1757 in accordance with the terms of the Plan, and which expire ten years from the grant date. These options vest upon the achievement of certain businesses and financial milestones, as defined in the agreement governing the same.

NOTE 5:-

STOCKHOLDERS' EQUITY (Cont.)

c.

On May 9, 2013, the Company’s Board of Directors granted options, which were modified on May 29, 2013 as to number and exercise price, to purchase 58,750 shares of its Common Stock to the Company’s Chief Financial Officer.  These options have an exercise price of $2.00 per share and expire on May 29, 2023.  29,375 of these options vest immediately and the remaining 29,375 will vest over a period of three years on a quarterly basis for 12 consecutive quarters from the date of the grant. The company accounted the modification in accordance with ASC-718 "Compensation – Stock Compensation", measured the fair value of the replacement award over the fair value of the cancellation award at the cancellation date.. The difference in total compensation cost amounting $25 was recognized at the cancellation date. Also, on May 9, 2013 the Company’s Board of Directors approved the grant of options, with the same terms as the options granted to the Company's Chief Financial Officer, to certain members of the Company’s Board of Directors, its Secretary and a director of EyeFite.  The option grants to the Company’s Secretary and the EyeFite director were made but later rescinded by the Company’s Board of Directors on June 13, 2013 and the respective grantees waived any rights in and to such options.  The company accounted these options awards as cancellation that is not a companied by replacement awards, and in accordance with ASC-718 all unrecognized compensation costs was recorded at the cancellation date.  The options to be granted to the members of the Company’s Board of Directors, which also required the approval of the Company’s stockholders, were never granted due to the failure to obtain such stockholder approval.

d.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Six months ended June 30,		Three months ended June 30,
Description	2013	2012	2013	2012
	Unaudited
Risk-free interest rate	1.8%	0.9%	1.8%	-
Expected volatility	71.5%	80%	71.5%	-
Dividend yield	0	0	0	-
Contractual life	10	10	10	-
Early Exercise Multiple (Suboptimal Factor)	3	-	3	-
Weighted-average estimated fair value of options granted during the period	$0.57	$1.44	$0.57	$-

NOTE 5:-

STOCKHOLDERS' EQUITY (Cont.)

The following table summarizes the activity of stock options during the six months ended June 30, 2013:

	June 30, 2013
	Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
	Unaudited
Balance as of December 31, 2012	235,000	2	9.1	$-
Stock options granted	2,349,416	1.2
Stock options forfeited/cancelled	(1,311,803)	1.2
Balance as of June 30, 2013	1,272,613	1.36	9.3	$288

Exercisable as of June 30, 2013	225,185	1.71	7.5	$23
Vested and expected to be vested as of June 30, 2013	1,272,613	1.36	9.3	$288

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $1.47 as of June 30, 2013.

As of June 30, 2013, there was $455 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

NOTE 6:-

SUBSEQUENT EVENTS

a.

On July 1, 2013 (subsequent to the balance sheet date) the Board of Directors approved the appointment of a new director (the "Director"). As part of the agreement with the Director, the Company granted him ten-year options to purchase 235,000 shares of Common Stock of the Company at $1.475 per share.

The options vest as follows: 19,584 vest on September 30, 2013 and 1/12th of the total options on the last day of each 11 quarters thereafter so long as he remains a director, until fully vested.

b.

On July 18, 2013 (subsequent to the balance sheet date), Can-Fite, the Company's majority stockholder, provided its written consent approving the Reverse Split. See also note 1.d.

- - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheet and statements of income.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and our interim financial statements and accompanying notes to these financial statements.  All amounts are in U.S. dollars.

Forward-Looking Statement Notice

This quarterly report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects.  In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.  Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters.  These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission, or the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers.  Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made.  Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our most recent annual reports referenced below.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and “Risk Factors” as disclosed in our registration statement on Form S-1 as filed with the SEC on July 2, 2013.

Such risk factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Description of Business

The Company is a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders.  We have in-licensed certain patents and patent applications protecting the use in the ophthalmic field of our current pipeline drug under development, a synthetic A3 adenosine receptor, or A3AR, agonist, CF101 (known generically as IB-MECA). We are developing CF101 to treat three ophthalmic indications: dry eye syndrome, or DES; glaucoma and uveitis.  We are currently: (i) conducting a Phase III trial of CF101 for the treatment of DES under an Investigational New Drug application with the United States Food and Drug Administration; (ii) conducting a Phase II trial of CF101 for the treatment of glaucoma; and (iii) initiating a Phase II study of CF101 for the treatment of uveitis.

CF101 is a highly-selective, orally bioavailable small molecule synthetic drug, which targets the A3AR.  We believe that CF101 has a favorable safety profile and potent anti-inflammatory activity, mediated via its capability to inhibit the production of inflammatory cytokines, such as TNF-α, MMPs, IL-1 and IL-6.  This is mediated by activation of the A3AR, which is highly expressed in inflammatory tissues in contrast to normal tissues where expression levels of the receptor are very low.  We believe that the anti-inflammatory and neuroprotective effects of CF101 make it an attractive candidate for use in the treatment of a variety of ophthalmic indications.

Business Developments

During the second quarter of 2013, we had the following major developments:

•

On May 6, 2013, the Board of Directors (the “Board”) adopted an Insider Trading Policy, a Foreign Corrupt Practices Act Policy, a Code of Ethics and a Code of Conduct. The Code of Ethics and the Code of Conduct are currently available on our website at www.ophthalix.com.

•

On May 9, 2013, the Company held its annual meeting of stockholders which approved: (i) the re-election of Dr. Pnina Fishman, Dr. Ilan Cohn, Guy Regev, and Dr. Roger Kornberg as directors, and (ii) the ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2013.

•

On May 10, 2013, we issued a press release in regard to a third party’s independently generated data that validates the utilization of A3AR agonists for lowering intraocular pressure and for the treatment of glaucoma, which it presented at the ARVO 2013 Annual Meeting in Seattle, Washington.

•

On June 17, 2013, we sold over the Tel-Aviv Stock Exchange, or the TASE, 268,095 ordinary shares of Can-Fite BioPharma Ltd., an Israeli limited company, held by us for consideration of NIS 1,838,570, or $510,714.

•

On June 18, 2013, we confidentially submitted a draft registration statement on Form S-1 to the SEC for its review and comment and on July 2, 2013, we publicly filed such registration statement on Form S-1 with the SEC.

Since the end of the second quarter of 2013 (subsequent to the balance sheet date), we had the following major developments:

•

On July 1, 2013, the Company increased the size of its Board to five members and the Company’s Board of Directors appointed Dr. Michael Belkin to serve as a member of the Company’s Board of Directors; and

•

On July 15, 2013, as authorized by its Board, the Company filed a definitive proxy statement with the SEC to solicit consents from our stockholders, in lieu of a special meeting of stockholders, to effect a reverse stock split with respect to our common stock at a ratio of one-for-four and one-half, or 1:4.5 (the “Reverse Split”). On July 18, 2013, Can-Fite, our majority stockholder, provided its written consent approving the Reverse Split.  Subject to certain conditions, we anticipate that the Reverse Split will become effective on August 6, 2013 following the filing of a Certificate of Amendment with the Delaware Secretary of State. The impact of the Reverse Split on us, our stockholders and the information contained in the Company’s required reports will initially be reflected in an amendment to the registration statement on Form S-1 filed with the SEC on July 2, 2013.

Results of Operations –Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

For the period from December 31, 2011 to June 30, 2013, we did not generate any revenues from operations. Operating expenses during the six months ended June 30, 2013 were $1,910,000, compared with $1,081,000 for the six months ended June 30, 2012, and finance income was $30,000, compared to financial expenses of $1,670,000 for the comparable prior year period. Net losses for the six months ended June 30, 2013 and 2012 were $1,880,000 and $2,751,000, respectively. Expenses for the period mentioned above consisted of research and development of $1,107,000, with $744,000 for the comparable prior year period. The increase in the research and development expenses was mainly due to the fact that during the six months ended June 30, 2013 the Company accelerated and concluded patient enrollment for its Phase III study in dry eye syndrome,. The general and administrative expenses for the six months ended June 30, 2013 were $803,000, with $337,000 for the comparable prior year period. The general and administrative expenses were mainly due to Chief Executive Officer salaries, share based payments, management fees and professional services fees relating to our reporting requirements. The increase in the general and administrative expenses for the six months ended June 30, 2013 in comparison to the comparable prior period was mainly due to the fact that the Company did not pay salaries in the first six months of 2012 and there was an increase in the first six months of 2013 in our professional services as a result of, among other things, our reporting requirements and this offering, as compared to the first six months of 2012. The finance income experienced in the six months ended June 30, 2013 was mainly due to a change in the fair value of derivatives in the amount of $64,000 and from the sale of Can-Fite shares over the TASE on June 17, 2013 (although such sale resulted in an overall loss in the amount of $25,000).

Results of Operations –Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

For the period from December 31, 2011 to June 30, 2013, we did not generate any revenues from operations.  Operating expenses during the fiscal quarter ended June 30, 2013 were $1,109,000 compared with $371,000 for the fiscal quarter ended June 30, 2012, with financial expenses of $29,000, and financial income of $444,000 for the comparable prior year period. Net losses for the quarters ended June 30, 2013 and 2012 were $1,138,000 in comparison to net income of $73,000 for the quarter ended June 30, 2012.  Expenses for the period mentioned above consisted of research and development of $511,000, with $236,000 for the comparable prior year period. The increase in the research and development expenses was mainly due to the fact that during the six months ended June 30, 2013 the Company accelerated and concluded patient enrollment for its Phase III study in dry eye syndrome. The general and administrative expenses for the three months ended June 30, 2013 were $598,000, with $135,000 for the comparable prior year period.  The general and administrative expenses were mainly due to payroll for the Chief Executive Officer, share based payments and professional services fees relating to our reporting requirements.  The financial expenses for the three months ended June 30, 2013 was mainly due to the sale of Can-Fite shares over the TASE on June 17, 2013 which resulted in an overall loss in the amount of $25,000.

Plan of Operation

The Company did not generate any revenue in the first two quarters of 2013 and does not expect to generate any revenues for the remainder of 2013.  Through our subsidiary, Eyefite, which holds all the intellectual property related to our technology, we are developing therapeutic products for the treatment of ophthalmic disorders.  As of June 30, 2013, we had $845,000 in cash and cash equivalents.  We also held 446,827 ordinary shares of Can-Fite (traded on the TASE) presented in the balance sheet as $576,000 in marketable securities under short-term assets available for sale and $127,000 in restricted securities under long-term assets presented at cost basis.  Although we can provide no assurances, we believe that such funds will be sufficient to continue our business and operations as currently conducted.  However, we will require significant additional financing in the future to fund our operations beyond 2014.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Registration Statement on Form S-1, as filed with the SEC on July 2, 2013.

In addition, in February 2013, we obtained a formal letter from Can-Fite stating that Can-Fite would defer receiving payments owed to it under the services agreement we entered into with Can-Fite, or the Services Agreement, pursuant to which it manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101, beginning on January 31, 2013 for the performance of such clinical trials until the completion of a certain fundraising by the Company.  Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time the Company makes such deferred payments.  For a long term solution, including financing our activities beyond 2014, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market and commercialize our products.

Liquidity and Capital Resources

Since our acquisition of all the outstanding interests in EyeFite (the “Transaction”) on November 21, 2011, the closing date of the Transaction, we have funded our operations primarily through the private placement of shares of our common stock.  In such private placement, the Company raised approximately $3,500,000 in net proceeds after the deduction of offering expenses.  On June 30, 2013, we held approximately $845,000 in cash and cash equivalents.  Net cash used in operating activities was approximately $391,000 for the six months ended June 30, 2013, compared with net cash used in operating activities of approximately $1,504,000 for the prior year period, and $3,161,000 for the period from the closing date of the Transaction until June 30, 2013. The decrease in net cash used in operating activities during the six months ended June 30, 2013 as compared to the prior year period was primarily a result of a prepaid expense for the purchase of drug kits required to conduct our clinical studies that was paid in the comparable previous year period.

Net cash provided by investing activities for the first two quarters ended June 30, 2013 and 2012, were $509,000 and zero respectively. The increase in net cash provided by investing activities during the first two quarters ended June 30, 2013 as compared to the previous year period was primary due to sale of Can-Fite shares on June 17, 2013.

There was no net cash provided by financing activities for the periods ended June 30, 2013 and 2012.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives.  Although we believe our existing cash resources will be sufficient to fund our current projected cash requirements to operate our business as currently conducted, we will require significant additional financing in the future to fund our operations beyond 2014.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Registration Statement on Form S-1, as filed with the SEC on July 2, 2013.

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

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to cover our anticipated budget deficit. Such initiatives may include monetizing our assets, including through the sale of portions, or the entirety, of our investment in Can-Fite’s shares over the TASE, as we did on June 17, 2013.

There can be no assurance that additional capital will be available to us.  Except in connection with our proposed public offering of securities, we currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, other than the formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement, as detailed above under “Plan of Operation”, which we believe will assist us in addressing our liquidity needs in the short-term only.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for the aforementioned purposes will have a severe negative impact on our ability to remain a viable company beyond 2014.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Registration Statement on Form S-1, as filed with the SEC on July 2, 2013..  As of the date of this report, we have no material capital commitments.

During the six months ended June 30, 2013 and 2012, changes in inflation and other price changes did not materially affect our financial condition, business or operations.

Critical Accounting Policies

We prepare our unaudited consolidated financial statements in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP.  In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities.  In some cases, we could reasonably have used different accounting policies and estimates.  Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.  We have reviewed our critical accounting policies and estimates with our Board of Directors.

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

For investments classified as available-for-sale securities, unrealized gains and losses are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. Realized gains and losses on sales of available-for-sale securities, as determined on a specific identification basis, are included in the financial expenses/ income on the consolidated statement of comprehensive loss.

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

The Company acquired 714,922 shares of Can-Fite’s issued and outstanding ordinary shares on November 21, 2011. Such shares have certain resale restriction provisions.  During the first year the shares were owned by the Company, none of the shares could be sold and then for the next eight consecutive quarters, not more than 12.5% of Can-Fite shares owned by  the Company may be sold in each such quarter; provided that, the amount to be sold on any one day may not exceed the average daily trading volume during the eight-week period preceding such sale. On June 17, 2013, we sold 268,095 of the aforementioned shares over the TASE for a total consideration of $511,000. As a result of such sale, we currently own 446,827 shares of Can-Fite.

The fair value of our investment in Can-Fite is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. Because part of our investment in Can-Fite’s shares is restricted, the Company needs to adjust the restricted shares’ fair value in order to reflect such restriction on such shares’ price.

For short-term restricted marketable securities, the Company adjusted the quoted market price in the TASE of its investment in Can-Fite's shares, to reflect the discount that results from the resale restriction provisions. In measuring the fair value, the Company used a Protective Put Option model. In estimating the fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2012 and June 30, 2013: risk-free interest rates ranging from 1.66% to 1.74% and from 1.22% to 1.28%, respectively; dividend yields of 0%; volatility factors of 77.06% and 76.06%, respectively; and a weighted-average contractual life of the options of between 0.14 and 0.89 years.

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

As of June 30, 2013, the Company held $576,000 in marketable securities classified in short term assets and $127,000 in restricted marketable securities classified in long term assets, presented at cost basis.

As a result, the fair value of the Can-Fite shares held by the Company on the transaction date reflects the resale restrictions.  The fair value of these shares based on an external expert’s valuation as of June 30, 2013 was $703,000. For accounting purposes, the shares’ fair value represents a discount of their market value of $206,000.

Income Taxes

The Company and its subsidiary account for income taxes and uncertain tax positions in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company and its subsidiary provide a full valuation allowance to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  As of June 30, 2013, this standard had no effect on the Company’s financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits, marketable securities, trade receivables and other account receivables.

Cash and cash equivalents are deposited with major banks in Israel.  Such deposits in Israel may be in excess of insured limits and are not insured in other jurisdictions.  Management believes that the financial institutions that hold the Company’s investments are institutions with high credit standing, and accordingly, minimal credit risk exists with respect to these investments.

Derivative Related to Services Agreement

In connection with the recapitalization transaction described in Note 1.b of the consolidated financial statements, on November 21, 2011, the Company entered into the Services Agreement.

According to the Services Agreement, as additional consideration for its services, the Company agreed to pay to Can-Fite additional fees (“Additional Fees”) equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, EyeFite) for rights to CF101 from third-party sublicensees (including up-front payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity).  Can-Fite has the right, until the earlier of (a) November 21, 2016 and (b) the closing of the acquisition of our company by another entity, resulting in the exchange of our outstanding shares of common stock such that the stockholders of our company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its Additional Fees right into a warrant (the “Warrant”) to purchase 2,160,102 shares of common stock of the Company (the “Exchange Right”).  The exercise price for the Warrant is an aggregate of $2.5 million, based on a per share exercise price of $1.144.  The Warrant may also be exercised on a cashless basis.

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

Consequently, the Company recorded as part of the recapitalization transaction a liability related to the Exchange Right in the amount of $438,000 based on its fair value on November 21, 2011.  Issuance expenses that were allocated to this component, which amounted to $50,000, were expensed immediately and are included as part of financial expenses in the consolidated statements of operations (see Note 7 of the audited consolidated financial statements as of December 31, 2012 set forth in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, for the re-measurement at year end).

The fair value of the Exchange Right was determined using the binomial option-pricing model.  This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term.

The fair value of the Exchange Right as of June 30, 2012 and 2013 amounted to $3,110,000 and $406,000, respectively and was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little volume, the Company’s management determined the Company’s stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist.  Consequently, the Company used the estimates stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Services Agreement.

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

The Company estimates the fair value of stock options granted using the common option-pricing models (The Black-Scholes model and the Binomial model). These option-pricing models require a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index.

Under the Company’s 2012 Stock initiative Plan, as amended, or the 2012 Plan, the Company may grant, among other awards, stock options, restricted stock and restricted stock units of the Company to its officers, directors, employees and consultants. See “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

During the six months ended June 30, 2013, the Company recorded a stock-based compensation expense of $436,000.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

As a smaller reporting company, we have elected not to provide the disclosure required by this item.  Notwithstanding, see Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and our most recently updated risk factors as disclosed in our Registration Statement on Form S-1, as filed with the SEC on July 2, 2013, under the heading “Risk Factors”.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, the following options were granted under our 2012 Plan:

On April 22, 2013, pursuant to the employment agreement with our former Chief Executive Officer, Dr. Gil Ben-Menachem, our Board approved the grant of options to purchase 469,854 shares of our common stock. These time-based options vest over a period of three years on a quarterly basis over 12 consecutive quarters from the date of commencement of Dr. Ben-Menachem’s employment with us (i.e., January 1, 2013) and expire ten years from the grant date. Our Board also approved the grant of options to Dr. Ben-Menachem to purchase an additional 469,854 shares of our common stock at an exercise price of $1.1757 per share, which vest in accordance with our 2012 Plan and upon the achievement of certain business and financial milestones. Notwithstanding the foregoing, because Dr. Ben-Menachem’s employment with us terminated on May 24, 2013, 90 days after we provided him with a notice of termination pursuant to his employment agreement, he will only be entitled to receive options to purchase an aggregate of 39,155 shares of our common stock.

On April 22, 2013, pursuant to the employment agreement, as amended, with our current Chief Executive Officer, Barak Singer, our Board approved the grant of options to purchase 469,854 shares of our common stock. These time-based options vest over a period of three years on a quarterly basis over 12 consecutive quarters from the date of commencement of Mr. Singer’s employment with us (i.e., February 28, 2013). The exercise price of these time-based options is $1.1757 per share. The Board also granted him options to purchase an additional 469,854 shares of our common stock at $1.1757 per share to vest upon the achievement of the following milestones, as set forth below:

•

156,618 options to vest upon the commencement of the trading of our securities on Nasdaq or NYSE MKT;

•

156,618 options to vest upon the completion of an out-license transaction in relation to any of our products; and

•

156,618 options to vest upon the commencement of a Phase III clinical trial of CF-101 for glaucoma (in the event that the Phase II trial is unsuccessful, the Board must set a different milestone accordingly).

On May 9, 2013, we granted options, which were modified on May 29, 2013 as to number and exercise price, to purchase 58,750 shares of our common stock to Itay Weinstein, our Chief Financial Officer. These options have an exercise price of $2.00 per share and expire on May 29, 2023. 29,375 of these options vest immediately and the remaining 29,375 will vest over a period of three years on a quarterly basis for 12 consecutive quarters from the date of the grant. Also, on May 9, 2013 (as modified on May 29, 2013), our Board approved the grant of options, with the same terms as the options granted to Mr. Weinstein, to certain members of our Board, our Secretary and a director of EyeFite. The option grants to our Secretary and the EyeFite director were made but later rescinded by our Board on June 13, 2013 and the respective grantees waived any rights in and to such options. The options to be granted to the members of our Board, which also required the approval of our stockholders, were never granted due to the failure to obtain such stockholder approval.

On July 1, 2013 (subsequent to the balance sheet date), we granted to Dr. Michael Belkin, one of our directors, ten-year options to purchase 235,000 shares of our common stock at an exercise price of $1.475 per share. The options vest as follows: 19,584 vest on September 30, 2013 and 1/12th of the total options on the last day of each 11 quarters thereafter so long as he remains a director, until fully vested.

The above options were granted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Each of the recipients of the options was an accredited investor as defined in Regulation D and obtained such securities without a view to distribution of the same. No selling commissions or underwriting fees were paid in connection with any of these transactions.

During the six months ended June 30, 2013, the Company recorded a stock-based compensation expense of $436,000.

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

OphthaliX Inc.

Date: July 30, 2013

By /s/ Barak Singer

Barak Singer, Chief Executive Officer

(Principal Executive Officer)

Date: July 30, 2013

By /s/ Itay Weinstein

Itay Weinstein, Chief Financial Officer

(Principal Financial Officer)