Form 10-Q
period 2013-09-30
OphthaliX, Inc.
filed 2013-11-12
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes      . No  X .

The number of shares outstanding of the registrant’s Common Stock on November 8, 2013, was 10,441,251.

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.  Controls and Procedures

23

PART II—OTHER INFORMATION

24

Item 1A.  Risk Factors

24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 6.  Exhibits

25

SIGNATURES

25

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

 (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Comprehensive Income (Loss)	5

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency)	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8 - 15

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2013	December 31, 2012
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$748	$727
Investment in Parent Company	903	828
Related company	-	72
Other accounts receivable	111	258

Total current assets	1,762	1,885

LONG-TERM ASSETS:
Investment in Parent Company	-	401
Property and equipment, net	2	-

Total long-term assets	2	401

Total assets	$1,764	$2,286

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Related company	$1,251	$-
Other accounts payable and accrued expenses	227	199

Total current liabilities	1,478	199

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	370	470

STOCKHOLDERS' EQUITY (DEFICIENCY):
Share capital
Preferred Stock - Authorized : 1,000,000 shares at September 30, 2013 and December 31, 2012, respectively; Issued and Outstanding: 0 shares at September 30, 2013 and December 31, 2012, respectively
	-	-

Common Stock of  $0.001 par value -

Authorized:  100,000,000 shares at September 30, 2013 and December 31, 2012, respectively; Issued and Outstanding: 10,441,251 shares at September 30, 2013 and December 31, 2012, respectively

	10	10
Additional paid-in capital	5,474	4,871
Accumulated other comprehensive income	211	-
Accumulated deficit	(5,779)	(3,264)

Total stockholders' equity (deficiency)	(84)	1,617

Total liabilities and stockholders' equity	$1,764	$2,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,		Period from June 27, 2011 (inception date) to September 30,
	2013	2012	2013	2012	2013
	Unaudited

Operating expenses:
Research and development	$1,501	$1,102	$394	$357	$3,544
General and administrative	1,086	481	283	145	1,905

Total operating expenses	2,587	1,583	677	502	5,449

Financial income (expenses), net	72	992	42	2,662	(330)

Net income (loss)	$(2,515)	$(591)	$(635)	$2,160	$(5,779)

Net earnings (loss) per share:
Basic net earnings (loss) per share	$(0.24)	$(0.06)	$(0.06)	$0.21
Diluted net earnings (loss) per share	$(0.24)	$(0.35)	$(0.06)	$(0.05)
Weighted average number of Common Stock used in computing basic net loss per share	10,441,251	10,441,251	10,441,251	10,441,251
Weighted average number of Common Stock used in computing diluted net loss per share	10,441,251	10,636,008	10,921,274	10,723,547

Other comprehensive income (loss):

Investment in Parent Company, net (Available-for-sale investments):
Changes in net unrealized gains (loss)	251	(79)	200	(26)	71
Less: reclassification adjustment for net gains (loss) included in net income (loss)	(40)	-	-	-	140
Total other comprehensive income (loss)	$211	$(79)	$200	$(26)	$211

Comprehensive income (loss)	$(2,304)	$(670)	$(435)	$2,134	$(5,568)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional		other comprehensive	Total stockholders'
	Number	Amount	paid-in capital	Accumulated deficit	income (loss)	equity (deficiency)

Balance as of December 31, 2011	10,441,251	$10	$4,651	$(1,401)	$(44)	$3,216

Stock based compensation	-	-	220	-	-	220
Other comprehensive income (loss), net	-	-	-	-	44	44
Net loss	-	-	-	(1,863)	-	(1,863)

Balance as of December 31, 2012	10,441,251	10	4,871	(3,264)	-	1,617

Stock based compensation (unaudited)	-	-	603	-	-	603
Other comprehensive income (loss), net (unaudited)	-	-	-	-	211	211
Net loss (unaudited)	-	-	-	(2,515)	-	(2,515)

Balance as of September 30, 2013 (unaudited)	10,441,251	$10	$5,474	$(5,779)	$211	$(84)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Period from June 27, 2011 (inception date) to September 30,
	2013	2012	2013
	Unaudited
Cash flows from operating activities:

Net loss	$(2,515)	$(591)	$(5,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other accounts receivable	147	(388)	(111)
Increase (decrease) in other account payables and accrued expenses	28	(41)	227
Increase (decrease) in related company balance	1,323	(42)	1,251
Changes in fair value of the derivative related to service agreement	(100)	(987)	(18)
Loss from sale of investments in Parent Company	26	-	26
Other than temporary impairment of investment in Parent company	-	-	323
Stock based compensation	603	182	823

Net cash used in operating activities	(488)	(1,867)	(3,258)

Cash flows from investing activities:
Proceed from sale of shares, net	511	-	511
Purchase of property and equipment	(2)	-	(2)

Net cash provided by investing activities	509	-	509

Cash flows from financing activities:

Proceeds from issuance of Common Stock and warrants, net	-	-	3,497

Net cash provided by financing activities	-	-	3,497

Change in cash and cash equivalents	21	(1,867)	748
Cash and cash equivalents at the beginning of the period	727	3,441	-

Cash and cash equivalents at the end of the period	$748	$1,574	$748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EyeFite Ltd. ("EyeFite" or the "Subsidiary") was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the "Parent Company" or "Can Fite") a public company in Israel and Denali, as further detailed in Note 1b below.

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

Reverse recapitalization transaction and related arrangements:

1.

Recapitalization:

On November 21, 2011 (the "Closing Date"), the Company acquired all the outstanding shares of EyeFite in consideration for the issuance to Can-Fite of 8,000,000 shares (and warrants to purchase shares) of the Company, representing approximately 87% of the fully diluted issued and outstanding share capital of the Company. Immediately prior to and as a condition to the closing of the transaction, OphthaliX entered into subscription agreements with new investors (the "New Investors") pursuant to which, OphthaliX received $3,330 in additional funds (excluding $333 of issuance expenses paid in cash) in consideration for issuing 646,776 shares of Common Stock of OphthaliX at a price per share of $5.148.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL (Cont.)

The Company also received 714,922 ordinary shares in Can-Fite, representing approximately 7% of Can-Fite's issued and outstanding share capital as of December 31, 2012.

On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511.

As of September 30, 2013, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 3% of Can-Fite's issued and outstanding share capital.

In addition, OphthaliX issued to Can-Fite 466,139 shares of common stock, par value $0.001 per share (the "Common Stock"), of the Company in exchange for Can-Fite ordinary shares valued at $2,400 at the time of the grant.

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

As part of the recapitalization arrangement, Can-Fite made an additional equity investment in OphthaliX in the amount of $ 500 in consideration for the issuance of an aggregate of 97,113 shares of common stock of OphthaliX at a price per share equal to $5.148.

In contemplation of the recapitalization transaction, it was agreed that for every two shares of Common Stock purchased by the New Investors and Can-Fite, they will be granted by the Company one warrant to acquire one share of Common Stock of the Company. The exercise price of such warrants is $7.74 per share of Common Stock. The warrants are exercisable for a period of five years from the date of grant. The warrants do not contain nonstandard anti-dilution provisions.

The transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, EyeFite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the condensed consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of EyeFite since inception.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL (Cont.)

2.

License and research and development services from Can-Fite:

In connection with the consummation of the recapitalization transaction, the Company and Can-Fite entered into a license agreement, pursuant to which Can-Fite granted EyeFite a sole and exclusive worldwide license for the use of CF101, solely in the field of ophthalmic diseases ("CF101"). EyeFite will be obligated to make to the U.S. National Institutes of Health ("NIH"), the patents of which are included in the license to EyeFite, for as long as the license agreement between the Company and NIH remains in effect, a nonrefundable minimum annual royalty fee and potential future royalties of 4.0% to 5.5% on net sales.

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. EyeFite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During the first three quarters of 2013, the Company did not reach any milestone or generate revenue that would trigger any such payments to Can-Fite.

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

According to the Service Agreement, Can-Fite will have the right, at any time until November 21, 2016, to convert the Additional Payment into an additional 480,022 shares of common stock of the Company (subject to adjustment in certain circumstances).

c.

The Company devotes most of its efforts toward research and development activities. As of September 30, 2013 the Company does not have sufficient capital resources to conduct its research and development activities until commercialization of the underlying products.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL (Cont.)

The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company beyond December 31, 2014. The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. Such initiatives may include monetizing part of the Company's assets including through the sale of its investment in Can-Fite's ordinary shares. In February 2013, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer receiving payments owed under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising in the Company. As of September 30, 2013, such deferred payments to Can-Fite equaled $1,175. Any such deferred payments bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company.

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

NOTE 3:-

UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2012, is derived from the audited Consolidated Financial Statements for the year ended December 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC 820, the Company measures part of its investment in the Parent Company and embedded derivatives in the Service Agreement, at fair value. The fair value of the investment in the Parent Company is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. Shares that are restricted for less than one year should be re-measured to reflect fair value at each cutoff date. As a result of such restrictions, the Company adjusted the quoted market price on the Tel-Aviv Stock Exchange of its investment in the Parent Company’s shares to reflect the discount that results from the resale restriction provisions. In measuring the fair value, the Company used a Protective Put Option model. In estimating the fair value, the Company used Black-Scholes option-pricing model. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive loss in the consolidated balance sheets. The rest of the investment in the Parent Company that has transfer restrictions for more than one year should be accounted as a financial asset on a cost basis (based on an expert valuation as of December 31, 2012).

The assets are classified within Level 2 on the fair value hierarchy. Embedded derivatives are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of September 30, 2013 and December 31, 2012.

	September 30, 2013 (unaudited)
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3

Investment in Parent Company	$903	$216	$687	$-
Derivative related to Service Agreement	(370)	-	-	(370)

Total Financial Assets, net	$533	$216	$687	$(370)

	December 31, 2012
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3

Investment in Parent Company	$828	$199	$629	$-
Derivative related to Service Agreement	(470)	-	-	(470)

Total Financial Assets, net	$358	$199	$629	$(470)

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-

FAIR VALUE MEASUREMENTS (Cont.)

(1)

Represents the portion of the Parent Company's shares that has no trading restrictions.

(2)

Represents the portion of the Parent Company's shares that has trading restrictions.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2013. The Company's Level 3 instruments consist of derivatives.

Fair value measurements using significant unobservable inputs (Level 3):

Balance at December 31, 2011	$1,436
Change in fair value of derivatives	(966)

Balance at December 31, 2012	470
Change in fair value of derivatives (unaudited)	(100)

Balance at September 30, 2013 (unaudited)	$370

NOTE 5:-

EQUITY

1.

On December 12, 2012, the Board of Directors of the Company, or the Board of Directors approved the appointment of a Chief Executive Officer ("Former CEO") of the Company effective January 1, 2013. The Board of Directors also approved an employment agreement of the Former CEO, which became effective on January 1, 2013. The agreement was terminated on February 25, 2013.

In contemplation of the termination of the Former CEO, the Board of Directors approved the grant of options to the Former CEO. He received options to acquire 8,701 shares of Common Stock of OphthaliX at an exercise price of $5.29 in accordance with the terms of the Company’s 2012 Stock Incentive Plan and the Israeli Annex to the Company’s 2012 Stock Incentive Plan (collectively, the "Plan") and which options expired on August 28, 2013.

2.

On February 28, 2013, the Board of Directors approved the appointment of a new Chief Executive Officer ("Current CEO") of the Company, effective March 1, 2013. The Board of Directors also approved an amendment, dated February 28, 2013, to the existing employment agreement and non-competition agreement, dated February 22, 2011, between Can-Fite and the Current CEO whereby the Current CEO will serve as Chief Executive Officer of OphthaliX while at the same time continuing to serve as Vice-President of Business Development of Can-Fite. He will devote approximately 50% of his time to each position and the Company will pay one-half of the compensation owed to the Current CEO under the Employment Agreement.

On April 22, 2013, the Company’s Board of Directors approved the grant of options to the Current CEO. In accordance with the option agreement, he received options to acquire 104,412 shares of common stock of OphthaliX at an exercise price of $5.29 (the "Time Based Options") and which expire ten years from the grant date. The Time Based Options shall vest over a period of three years on a quarterly basis over twelve consecutive quarters from the date of commencement of the employment of the Current CEO as the Chief Executive Officer of OphthaliX. In addition, the Company's Board of Directors also approved the grant of an aggregate of 469,855 options to the Current CEO, to acquire 104,412 shares of common stock of OphthaliX at an exercise price of $5.29 in accordance with the terms of the Plan, and which expire ten years from the grant date. These options vest upon the achievement of certain businesses and financial milestones, as defined in the agreement governing the same.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-

EQUITY (Cont.)

3.

On May 9, 2013, the Company’s Board of Directors granted options, which were modified on May 29, 2013 as to number and exercise price, to purchase 13,055 shares of its Common Stock to the Company’s Chief Financial Officer.  These options have an exercise price of $9.00 per share and expire on May 29, 2023.  29,375 of these options vest immediately and the remaining 29,375 will vest over a period of three years on a quarterly basis for 12 consecutive quarters from the date of the grant. The Company accounted for the modification in accordance with ASC-718 "Compensation – Stock Compensation", which measures the fair value of the replacement award against the fair value of the cancelled award on the cancellation date. The difference in total compensation cost amounting to $25 was recognized at the cancellation date. Also, on May 9, 2013 the Company’s Board of Directors approved the grant of options, with the same terms as the options granted to the Company's Chief Financial Officer, to certain members of the Company’s Board of Directors, its Secretary and a director of EyeFite.

The option grants to the Company’s Secretary and the EyeFite director were made but later rescinded by the Company’s Board of Directors on June 13, 2013 and the respective grantees waived any rights in and to such options.  The Company accounted for these option awards as a cancellation of  awards and, in accordance with ASC-718 “Compensation – Stock Compensation”, all unrecognized compensation costs were recorded on the cancellation date. The options to be granted to the members of the Company’s Board of Directors, which also required the approval of the Company’s stockholders, were never granted due to the failure to obtain such stockholder approval.

4.

On July 1, 2013, the Board of Directors approved the appointment of a new director (the “Director”). As part of the agreement with the Director, the Company granted him ten-year options under the Plan to purchase 52,222 shares of common stock of the Company at $6.638 per share. The options vest as follows: 1/12th vested on September 30, 2013 and 1/12th of the total options vest on the last day of each 11 quarters thereafter so long as he remains a director, until fully vested.

5.

On July 18, 2013 the Company's stockholders approved a reverse stock split of one share for each four and one-half shares outstanding (1:4.5) (the “Reverse Split”). The Reverse Split became effective as of the close of business on August 6, 2013. All shares of common stock, warrants, options, per share data and exercise prices included in these financial statements and notes for all periods presented have been retroactively adjusted to reflect the Reverse Split with respect to the Company’s shares of common stock.

6.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Nine months ended September 30,		Three months ended September 30,
Description	2013	2012	2013	2012
	Unaudited
Risk-free interest rate	1.86%	0.9%	2.5%	-
Expected volatility	71.5%	80%	71.1%	-
Dividend yield	0	0	0	-
Contractual life	10	10	10	-
Early Exercise Multiple (Suboptimal Factor)	3	-	3	-
Weighted-average estimated fair value of options granted during the period	$0.57	$1.44	$0.55	$-

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-

EQUITY (Cont.)

The following table summarizes the activity of stock options during the nine months ended September 30, 2013:

	September 30, 2013
	Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
	Unaudited
Balance as of December 31, 2012	52,222	9	9.1	$-
Stock options granted	574,315	5.1
Stock options forfeited/cancelled	(300,213)	5.54
Balance as of September 30, 2013	326,324	5.33	9.4	$-

Exercisable as of September 30, 2013	59,289	7.74	8.97	$-
Vested and expected to be vested as of September 30, 2013	326,324	5.33	9.4	$-

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $5.20 as of September 30, 2013.

As of September 30, 2013, there was $432 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense, was expected to be recognized over a weighted-average period of approximately 2.25 years.

- - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of income and cash flows.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and our interim financial statements and accompanying notes to these financial statements.  All amounts are in U.S. dollars, in thousands, except share and per share data.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and “Risk Factors” as disclosed in our registration statement on Form S-1/A as filed with the SEC on September  3, 2013.

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

Business Developments

During the third quarter of 2013, we had the following major developments:

•

On July 1, 2013, the Company increased the size of its Board of Directors, or the Board of Directors, to five members and the Board of Directors appointed Dr. Michael Belkin to serve as a director; and

•

On July 15, 2013, as authorized by its Board of Directors, the Company filed a definitive proxy statement with the SEC to solicit consents from our stockholders, in lieu of a special meeting of stockholders, to effect a reverse stock split with respect to our common stock at a ratio of one-for-four and one-half, or 1:4.5 (the “Reverse Split”). On July 18, 2013, Can-Fite, our majority stockholder, provided its written consent approving the Reverse Split.  The Reverse Split became effective as of the close of business on August 6, 2013.

•

On July 16, 2013, the Company issued a press release regarding the submission of a Phase II study protocol of its CF101 drug candidate for the treatment of uveitis.

•

On September 3, 2013, the Company issued a press release regarding to the issuance of a patent by the European Patent Office entitled “Adenosine A3 receptor agonists for the treatment of dry eye disorders including Sjogren's syndrome”. The patent was granted to the Company’s parent and majority stockholder, Can-Fite BioPharma Ltd., and relates to the Company’s drug candidate CF101.  Pursuant to the license agreement between Can-Fite and the Company’s wholly owned subsidiary, EyeFite Ltd., this patent grants OphthaliX exclusive rights for the use of CF101 for the treatment of Sjogren's syndrome in Europe until 2025.

•

On September 3, 2103 the company filed an amendment to the registration statement on Form S-1 filed with the SEC on July 2, 2013.

Since the end of the third quarter of 2013 (subsequent to the balance sheet date), we had the following major development:

•

On October 22, 2013, the Company issued a press release announcing that it anticipates that during the last two weeks of December 2013, it will conclude and announce the results of its Phase III trial of CF101 for the treatment of DES.

•

On November 4, 2013, the Company provided an update that it anticipates that during the first quarter of 2014 it will initiate enrolment for its Phase II trial of CF101 for the treatment of uveitis.

Results of Operations –Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

For the period from December 31, 2011 to September 30, 2013, we did not generate any revenues from operations. Operating expenses during the nine months ended September 30, 2013 were $2,587,000, compared with $1,583,000 for the nine months ended September 30, 2012, and finance income was $72,000, compared to finance income of $992,000 for the comparable prior year period. Net losses for the nine months ended September 30, 2013 and 2012 were $2,515,000 and $591,000, respectively. Expenses for the period mentioned above consisted of research and development of $1,501,000, with $1,102,000 for the comparable prior year period. The increase in the research and development expenses was mainly due to the fact that during the nine months ended September 30, 2013 the Company accelerated and concluded patient enrollment for its Phase III study in DES. The general and administrative expenses for the nine months ended September 30, 2013 were $1,086,000, with $481,000 for the comparable prior year period. The general and administrative expenses primarily consisted of Chief Executive Officer employment expenses (including salary, car allowance and travel expenses), share based payments, management fees and professional services fees relating to our reporting requirements. The increase in the general and administrative expenses for the nine months ended September 30, 2013 in comparison to the comparable prior period was mainly due to the fact that in the first nine months of 2012, the Company did not have any employees on its payroll, and that in the first nine months of 2013, the Company granted share based compensation to its executive officers and directors. The finance income experienced in the nine months ended September 30, 2013 was mainly due to a change in the fair value of derivatives in the amount of $100,000 and from the sale of Can-Fite shares over the Tel-Aviv Stock Exchange, or the TASE, on June 17, 2013 (although such sale resulted in an overall loss in the amount of $26,000).

Results of Operations –Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

For the period from December 31, 2011 to September 30, 2013, we did not generate any revenues from operations. Operating expenses during the fiscal quarter ended September 30, 2013 were $677,000, compared with $502,000 for the fiscal quarter ended September 30, 2012, with finance income of $42,000, and finance income of $2,662,000 for the comparable prior year period. Net loss for the quarter ended September 30, 2013 was $635,000 in comparison to net income of $2,160,000 for the quarter ended September 30, 2012.  Expenses for the period mentioned above consisted of research and development of $394,000, with $357,000 for the comparable prior year period. The increase in the research and development expenses was primarily a result of the advancement of Phase III study in DES during the first nine months of 2013. The general and administrative expenses for the three months ended September 30, 2013 were $283,000, with $145,000 for the comparable prior year period.  The general and administrative expenses were mainly due to payroll for the Chief Executive Officer, share based payments to its executive officers and directors. The finance income for the three months ended September 30, 2013 was mainly due to a change in the fair value of derivatives in the amount of $36,000.

Plan of Operation

The Company did not generate any revenue in the first three quarters of 2013 and does not expect to generate any revenue for the remainder of 2013.  Through our subsidiary, Eyefite Ltd., or EyeFite, which holds all the intellectual property related to our technology, we are developing therapeutic products for the treatment of ophthalmic disorders.  As of September 30, 2013, we had $748,000 in cash and cash equivalents.  We also held 446,827 ordinary shares of Can-Fite (traded on the TASE) presented on the balance sheet as $903,000 in marketable securities under short-term assets available for sale..  Although we can provide no assurance, we believe that such funds will be sufficient to continue our business and operations as currently conducted.  However, we will require significant additional financing to fund our operations beyond 2014.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Registration Statement on Form S-1, as filed with the SEC on July 2, 2013.

In addition, in February 2013, we obtained a formal letter from Can-Fite stating that Can-Fite would defer receiving payments owed to it under the services agreement we entered into with Can-Fite, or the Services Agreement, pursuant to which it manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101, beginning on January 31, 2013 for the performance of such clinical trials until the completion of a certain fundraising by the Company.  Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time the Company makes such deferred payments.  We will need to seek additional capital to finance our activities beyond 2014, including for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market and commercialize our products.

Liquidity and Capital Resources

Since our acquisition of all the outstanding interests in EyeFite (the “Transaction”) on November 21, 2011, the closing date of the Transaction, we have funded our operations primarily through the private placement of shares of our common stock.  In such private placement, the Company raised approximately $3,500,000 in net proceeds after the deduction of offering expenses.  On September 30, 2013, we held approximately $748,000 in cash and cash equivalents.  Net cash used in operating activities was approximately $488,000 for the nine months ended September 30, 2013, compared with net cash used in operating activities of approximately $1,867,000 for the comparable prior year period, and $3,258,000 for the period from the closing date of the Transaction until September 30, 2013. The decrease in net cash used in operating activities during the nine months ended September 30, 2013 as compared to the prior year period was primarily a result of deferring payments owed to Can-Fite under the Services Agreement from January 31, 2013 and as result of a prepaid expense for the purchase of drug kits required to conduct our clinical studies that was paid in the comparable previous year period.

Net cash provided by investing activities for the nine months ended September 30, 2013 and 2012, were $509,000 and zero, respectively. The increase in net cash provided by investing activities during the nine months ended September 30, 2013 as compared to the comparable prior year period was primary due to the sale of Can-Fite shares on June 17, 2013.

There was no net cash provided by financing activities for the periods ended September 30, 2013 and 2012.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives.  Although we believe our existing cash resources will be sufficient to fund our current projected cash requirements to operate our business as currently conducted through 2014, we will require significant additional financing in the future to fund our operations beyond 2014.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Registration Statement on Form S-1/A, as filed with the SEC on September 3, 2013.

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

•

the results of preclinical and clinical testing, including, but not limited to, the anticipated results of the Phase III clinical trials of CF101 for the treatment of DES in December 2013, which can be unpredictable in product candidate development and any decision to initiate additional preclinical or clinical studies;

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

There can be no assurance that additional capital will be available to us.  Except in connection with our proposed public offering of securities, we currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, other than the formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement, as detailed above under “Plan of Operation”, which we believe will assist us in addressing our liquidity needs in the short-term only.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for the aforementioned purposes will have a severe negative impact on our ability to remain a viable company beyond 2014.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Registration Statement on Form S-1/A, as filed with the SEC on September 3, 2013..  As of the date of this report, we have no material capital commitments.

During the nine months ended September 30, 2013 and 2012, changes in inflation and other price changes did not materially affect our financial condition, business or operations.

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

Holdings in Can-Fite:

In accordance with ASC320, an accounting for the Company’s investment in Can-Fite’s equity securities depends on the remaining period of the tradability restriction in its respective market of the shares.

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

When a decline in the fair value of the Company’s investments in debt securities is below the cost basis of such securities and such decline is determined to be other-than-temporary, the Company recognizes an impairment charge.  Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized in “other than temporary impairment, net of gain on sale of marketable securities previously impaired” in the statement of income and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

The Company acquired 714,922 shares of Can-Fite’s issued and outstanding ordinary shares on November 21, 2011. Such shares have certain resale restriction provisions.  During the first year the shares were owned by the Company, none of the shares could be sold and then for the next eight consecutive quarters, not more than 12.5% of Can-Fite shares owned by the Company could or may be sold in each such quarter; provided that, the amount to be sold on any one day may not exceed the average daily trading volume during the eight-week period preceding such sale. On June 17, 2013, we sold 268,095 of the aforementioned shares over the TASE for $511,000. As a result of such sale, we currently own 446,827 shares of Can-Fite.

The fair value of our investment in Can-Fite is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. Due to the restrictions on part of our investment in Can-Fite’s shares is restricted, the Company needs to adjust the restricted shares’ fair value in order to reflect such restriction on such shares’ price.

As of September 30, 2013, all restricted marketable securities were restricted for less than one year and as such, were classified as short-term assets.

As such, the Company adjusted the quoted market price in the TASE of its investment in Can-Fite's shares to reflect the discount that results from the resale restriction provisions. In measuring the fair value, the Company used a Protective Put Option model. In estimating the fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2012 and September 30, 2013: risk-free interest rates ranging from 1.66% to 1.74% and from 0.91% to 1.04%, respectively; dividend yields of 0%; volatility factors of 77.06% and 75.07%, respectively; and a weighted-average contractual life of the options of between 0.14 and 0.89 years.

As a result, the fair value of the Can-Fite shares held by the Company on the transaction date reflects the resale restrictions. The fair value of these shares based on the calculation set forth in the preceding paragraph as of September 30, 2013 was $903,000. For accounting purposes, the shares’ fair value as of September 30, 2013 represents a discount of their market value of $179,000.

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

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  As of September 30, 2013, this standard had no effect on the Company’s financial statements.

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

According to the Services Agreement, as additional consideration for its services, the Company agreed to pay to Can-Fite additional fees (“Additional Fees”) equal to 2.5% of any revenues received by the Company (or any affiliate of the Company, including its wholly owned subsidiary, EyeFite) for rights to CF101 from third-party sublicensees (including up-front payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity).  Can-Fite has the right, until the earlier of (a) November 21, 2016 and (b) the closing of the acquisition of our company by another entity, resulting in the exchange of our outstanding shares of common stock such that the stockholders of our company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its Additional Fees right into a warrant (the “Warrant”) to purchase 480,022 shares of common stock of the Company (the “Exchange Right”).  The exercise price for the Warrant is an aggregate of $2.5 million, based on a per share exercise price of $5.148.  The Warrant may also be exercised on a cashless basis.

The Company’s management has considered ASC 815 in order to evaluate whether the Exchange Right (contingent call option to holders) instrument is a financial instrument that has the characteristics of a derivative.  In particular, the Company’s management has also evaluated the ASC 815-10-15-74(a) scope exception.

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

The fair value of the Exchange Right as of September 30, 2013 and 2012 amounted to $370,000 and $449,000, respectively, and was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little volume, the Company’s management determined the Company’s stock price fair value based on ASC 820 Fair Value Measurement using the income approach with assistance from a third party specialist.  Consequently, the Company used the estimated stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Services Agreement.

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

Under the Company’s 2012 Stock Incentive Plan, as amended (including the Israeli Annex), or the 2012 Plan, the Company may grant, among other awards, stock options, restricted stock and restricted stock units of the Company to its officers, directors, employees and consultants. See “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

During the nine months ended September 30, 2013, the Company recorded a stock-based compensation expense of $603,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with certain new or revised accounting standards if such standards apply to companies that are not issuers. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

As a smaller reporting company, we have elected not to provide the disclosure required by this item.  Notwithstanding, see Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2013, and our most recently updated risk factors as disclosed in our Registration Statement on Form S-1/A, as filed with the SEC on September 3, 2013, under the heading “Risk Factors”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013, the following options were granted under our 2012 Plan:

On April 22, 2013, pursuant to the employment agreement with our former Chief Executive Officer, Dr. Gil Ben-Menachem, our Board of Directors approved the grant of options to purchase 104,412 shares of our common stock. These time-based options vest over a period of three years on a quarterly basis over 12 consecutive quarters from the date of commencement of Dr. Ben-Menachem’s employment with us (i.e., January 1, 2013) and expire ten years from the grant date. Our Board of Directors also approved the grant of options to Dr. Ben-Menachem to purchase an additional 104,412 shares of our common stock at an exercise price of $5.29 per share, which vest in accordance with our 2012 Plan and upon the achievement of certain business and financial milestones. Notwithstanding the foregoing, because Dr. Ben-Menachem’s employment with us terminated on May 24, 2013, 90 days after we provided him with a notice of termination pursuant to his employment agreement, he will only be entitled to receive options to purchase an aggregate of 8,701 shares of our common stock.

On April 22, 2013, pursuant to the employment agreement, as amended, with our current Chief Executive Officer, Barak Singer, our Board of Directors approved the grant of options to purchase 104,412 shares of our common stock. These time-based options vest over a period of three years on a quarterly basis over 12 consecutive quarters from the date of commencement of Mr. Singer’s employment with us (i.e., February 28, 2013). The exercise price of these time-based options is $5.29 per share. The Board of Directors also granted him options to purchase an additional 104,412 shares of our common stock at $5.29 per share to vest upon the achievement of the following milestones, as set forth below:

•

34,804 options to vest upon the commencement of the trading of our securities on Nasdaq or NYSE MKT;

•

34,804 options to vest upon the completion of an out-license transaction in relation to any of our products; and

•

34,804 options to vest upon the commencement of a Phase III clinical trial of CF-101 for glaucoma (in the event that the Phase II trial is unsuccessful, the Board of Directors must set a different milestone accordingly).

On May 9, 2013, we granted options, which were modified on May 29, 2013 as to number and exercise price, to purchase 13,055 shares of our common stock to Itay Weinstein, our Chief Financial Officer. These options have an exercise price of $9.00 per share and expire on May 29, 2023. 50% of these options vested immediately and the remaining will vest over a period of three years on a quarterly basis for 12 consecutive quarters from the date of the grant. Also, on May 9, 2013 (as modified on May 29, 2013), our Board of Directors approved the grant of options, with the same terms as the options granted to Mr. Weinstein, to certain members of our Board of Directors, our Secretary and a director of EyeFite. The option grants to our Secretary and the EyeFite director were made but later rescinded by our Board of Directors on June 13, 2013 and the respective grantees waived any rights in and to such options. The options to be granted to the members of our Board of Directors, which also required the approval of our stockholders, were never granted due to the failure to obtain such stockholder approval.

On July 1, 2013, we granted to Dr. Michael Belkin, one of our directors, ten-year options to purchase 52,222 shares of our common stock at an exercise price of $6.638 per share. The options vest as follows: 1/12th vested on September 30, 2013 and 1/12th of the total options vest on the last day of each 11 quarters thereafter so long as he remains a director, until fully vested.

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

During the nine months ended September 30, 2013, the Company recorded a stock-based compensation expense of $603,000.

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

Date: November 8, 2013

By: /s/ Barak Singer

Barak Singer, Chief Executive Officer

(Principal Executive Officer)

Date: November 8, 2013

By: /s/ Itay Weinstein

Itay Weinstein, Chief Financial Officer

 (Principal Financial Officer)