Form 10-K
period 2013-12-31
OphthaliX, Inc.
filed 2014-03-27
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-52545

OphthaliX Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Bareket St, Petach Tikva, Israel, 4951778

(Address of principal executive offices)

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,982,985 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At March 27, 2014, there were 10,441,251 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s information statement related to its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant’s fiscal year end of December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

III

TABLE OF CONTENTS

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to OphthaliX Inc., a Delaware corporation, and its Israeli subsidiary, Eyefite Ltd.  All amounts in this report are in U.S. Dollars, unless otherwise indicated. The information in the report was updated to reflect a reverse share split (1:4.5) of our shares which became effective as of the close of business on August 6, 2013.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under the heading “Risk Factors.” The factors that could affect our actual results include the following:

•

we have a limited operating history, are not currently profitable, do not expect to become profitable in the near future, and may never become profitable;

•

because of our historic losses from operations since the Transaction (as defined below), there are no assurances that we will be successful in obtaining an adequate level of financing needed for our research and development activities. If we will not have sufficient liquidity resources, we may not be able to continue the development of any of our products and may be required to delay part of the respective development programs or, without additional financing we may not be able to maintain our operations beyond 2015, as we currently plan, or at all;

•

because of our limited operating history, we cannot ensure the long-term successful operation of our business or the execution of our business plan;

•

we have not yet commercialized any products or technologies, and we may never become profitable;

•

our current pipeline is based on a single compound, the CF101 drug candidate. Failure to develop CF101 will have a material adverse effect on our Company; CF101 recently failed to reach the primary and secondary efficacy study end-points in a recent phase III dry eye syndrome study;

•

our product candidate is at various stages of preclinical and clinical development and may never be commercialized;

•

we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

•

our product candidate and future product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we may not obtain such approvals or could lose those approvals that have been obtained, and the sales of any approved commercial products could be suspended;

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

•

if third parties upon whom we rely to manufacture our products are unable to timely manufacture our products in compliance with Current Good Manufacturing Practices (“cGMP”), our business will be harmed;

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

•

we depend on key members of our management and key consultants and will need to add and retain additional leading experts. Failure to retain our management and consulting team and add additional leading experts could have a material adverse effect on our business, financial condition and results of operations;

•

under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees;

•

we face significant competition and continuous technological change, and developments by competitors may render our products or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable;

•

we may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits, which may result in substantial losses;

•

we may encounter difficulties in managing our growth. Failure to manage our growth effectively will have a material adverse effect on our business, results of operations and financial condition;

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

•

potential political, economic and military instability in the State of Israel, where key members of our senior management, our head office and the research and development facilities of Can-Fite are located, may adversely affect our results of operations;

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

•

with the exception of two of our directors, all of our current directors and officers serve as directors or officers of Can-Fite, and may have conflicts of interest in transactions or matters concerning us;

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

•

as an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements;

•

our ability to pursue the development of the ophthalmic indications of CF101 depends upon the continuation of our license from Can-Fite and in turn, on Can-Fite’s license from the U.S. National Institutes of Health, or the NIH;

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

•

we are subject to government regulations and we may experience delays or may be unsuccessful in obtaining required regulatory approvals within or outside the United States to market our proposed product candidates, and even if we obtain approval, the approved indications may impair our ability to successfully market the product or make commercial distribution not feasible;

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

•

potential political, economic and military instability in the state of Israel, where our senior management, our head executive office, and Can-Fite’s research and development facilities are located, may adversely affect our results of operations;

•

our operations may be disrupted as a result of the obligation of Israeli citizens to perform military service;

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

•

the public trading market for our common stock is volatile and may result in higher spreads in stock prices, which may limit the ability of our investors to sell their shares at a profit, if at all;

•

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for an investor to sell their shares of our common stock.

•

our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders or which could be used to resist a potential take-over of our Company;

•

the market price of our common stock may fluctuate significantly, which could result in substantial losses by our investors;

•

raising additional capital by issuing securities may cause dilution to existing stockholders; and

•

because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

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

Reverse Merger

We consummated our reverse acquisition (the “Transaction”) of all the outstanding interests in Eyefite Ltd., a private company incorporated on June 27, 2011 under the laws of the State of Israel (“Eyefite”), pursuant to an acquisition agreement dated November 21, 2011 (the “Acquisition Agreement”) by and between the Company and Can-Fite Biopharma Ltd. (“Can-Fite”).  The Transaction was accounted for as a reverse acquisition wherein Can-Fite was treated as the acquirer for accounting purposes.  In connection with the completion of the Transaction on November 21, 2011, the following events occurred:

•

We entered into and completed a stock purchase agreement dated November 21, 2011 (the “Stock Purchase Agreement”) with Can-Fite, whereby Can-Fite purchased 8,000,000 shares of our common stock in exchange for all of the issued and outstanding ordinary shares of Eyefite.  As a result of the consummation of the actions contemplated by the Stock Purchase Agreement, Eyefite became our wholly-owned subsidiary and Can-Fite became our majority stockholder and a parent.

•

Eyefite and Can-Fite entered into a License Agreement dated November 21, 2011 (the “License Agreement”), pursuant to which Can-Fite granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate (“CF101”), solely in the field of ophthalmic indications. See the “License Agreement” below.

•

Eyefite and Can-Fite entered into a services agreement dated November 21, 2011 (the “Services Agreement”) pursuant to which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101.  The Services Agreement shall remain in force for an unlimited period of time unless earlier terminated as follows: (i) by either party upon six months’ prior written notice to the other party; or (ii) at any time for cause by either Eyefite (which includes a breach of trust by Can-Fite, Can-Fite’s material breach of the Services Agreement or customary bankruptcy and insolvency events on the part of Can-Fite) or Can-Fite (which includes Eyefite’s material breach of the Services Agreement or the License Agreement, or customary bankruptcy and insolvency events on the part of Eyefite).  As consideration for Can-Fite’s services pursuant to the Services Agreement, Eyefite shall pay to Can-Fite a services fee (consisting of all expenses and costs incurred by Can-Fite plus 15%, except for in relation to patent payments which shall be treated on a pass through basis) and an additional fee payment equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, Eyefite) for rights to CF101 from third-party sublicenses including upfront payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity (the “Additional Fee”).  The Company must make such Additional Fee payment to Can-Fite within 30 days of receipt by the Company. See the “Services Agreement” below.

•

We issued a warrant agreement (the “Warrant”) to Can-Fite by which Can-Fite has the right, until the earlier of (a) the November 21, 2016 and (b) the closing of the acquisition of our company by another entity, resulting in the exchange of our outstanding common shares such that the stockholders of our company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Fee into 480,022 shares of our common stock (subject to adjustment in certain circumstances).  The per share exercise price for the shares is $5.148.  This Warrant may be exercised on either a cash or a cashless basis, provided that if the Warrant is exercised on a cashless basis, the Warrant must be exercised in whole, not in part.

•

On November 21, 2011, we completed a private placement of shares of our common stock for gross proceeds of $3.3 million through the sale of 646,776 shares to third party investors and sold 466,139 shares of our common stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite, valued at $2.4 million (as determined by reference to the previous trading day’s closing price for Can-Fite shares on the Tel Aviv Stock Exchange), and 97,112 shares to Can-Fite for gross proceeds of $500,000 (collectively, together with the shares issued to the investors, the “Financing”).  In addition, we issued to Can-Fite and each of the other investors, for each four shares of the Company’s common stock purchased in the Financing, nine warrants valid for a period of five years from the closing of the Financing to acquire two share of the Company for an exercise price of $7.74.

•

On November 21, 2011, we repurchased 1,722,222 outstanding shares of our common stock from Mathew G. Rule, our sole officer and director at the time, for $7,750 (the “Recapitalization”).  In addition, we issued 426,666 shares of common stock to certain investors for an aggregate of $97,000, which funds were used solely to retire the outstanding shares in the Recapitalization and to pay outstanding payables of the Company as of closing.  These payments included satisfaction of a promissory note in the principal amount of $56,465 and payables to the transfer agent, accountants and Denali legal counsel at the time.

•

In connection with the Transaction, the board of directors of the Company (the “Board”) was expanded from one to three members, the sole prior director, Mathew G. Rule, resigned, and the following new directors were appointed: Dr. Pnina Fishman, Dr. Ilan Cohn and Guy Regev, each of whom was, and currently is, a director of Can-Fite. On February 2, 2012, the number of directors was increased to four persons and Dr. Roger Kornberg was appointed as the fourth director and on July 1, 2013, the number of directors was increased to five persons and Dr. Michael Belkin was appointed as the fifth director.

Upon completion of the Transaction and after giving effect to the Financing, the Recapitalization, and the shares issued to raise funds to satisfy outstanding financial obligations existing prior to the closing of the Transaction, we had an aggregate of 10,441,251 issued and outstanding shares of common stock.  Of these shares Can-Fite owned approximately 82% of our Company and assumed control of us.  The securities issued in the Transaction were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

With the completion of the Transaction, we, through our wholly owned subsidiary, became a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic diseases.

On January 25, 2012, we changed our name and trading symbol on the OTCBB and OTCQB to OphthaliX Inc. and OPLI, respectively. On February 6, 2012, Can-Fite, our majority stockholder owning 8,563,251 shares or approximately 82.01% of our issued and outstanding shares of common stock and voting rights, by written consent approved a change of the state of incorporation of the Company from the State of Nevada to the State of Delaware by merging the Company into OphthaliX Inc., a newly formed Delaware company, and approved an amendment to the Company’s Articles of Incorporation to change the capitalization of the Company by increasing the number of authorized shares of common stock, par value $.001 per share, from 50,000,000 to 100,000,000. The effective date for the approval of the change of domicile to the State of Delaware and the increase in the authorized shares of common stock was April 2, 2012.

Recent Developments

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

On April 22, 2013 our Board of Directors approved a grant to Mr. Barak Singer, our current Chief Executive Officer, of options to purchase 104,412 shares of our common stock at an exercise price of $5.29 per share, which vest over a period of three years on a quarterly basis for 12 consecutive quarters (beginning as of Mr. Singer’s date of employment as the Chief Executive Officer, i.e., February 28, 2013) and which expire ten years from the grant date. Our Board also approved the grant of options to Mr. Singer to purchase an additional 104,412 shares of our common stock at an exercise price of $5.29 per share, which vest in accordance with our 2012 Stock Incentive Plan, as amended (the “Plan”) and upon the achievement of certain business and financial milestones, and expire ten years from the grant date.

Also on April 22, 2013, pursuant to the employment agreement with our former Chief Executive Officer, Dr. Gil Ben-Menachem, we granted him options to purchase 104,412 shares of our common stock at an exercise price of $5.29 per share, which vest over a period of three years on a quarterly basis for 12 consecutive quarters (beginning as of Dr. Ben-Menachem’s date of employment as the Chief Executive Officer, i.e., January 1, 2013) and which expire ten years from the grant date. Our Board also approved the grant of options to Dr. Ben-Menachem to purchase an additional 104,412 shares of our common stock at an exercise price of $5.29 per share, which vest in accordance with our Plan and upon the achievement of certain business and financial milestones. Notwithstanding the foregoing, because Dr. Ben-Menachem’s employment with us terminated on May 24, 2013, 90 days after we provided him with a notice of termination pursuant to his employment agreement, of the aforementioned options, he was only entitled to receive options to purchase an aggregate of 8,701 shares of our common stock. All of such options expired on August 28, 2013.

On May 6, 2013, the Board adopted an Insider Trading Policy, a Foreign Corrupt Practices Act Policy, a Code of Ethics and a Code of Conduct. The Code of Ethics and the Code of Conduct are currently available on our website at www.ophthalix.com. The information on or accessible through our website does not constitute a part of, and is not incorporated into, this Annual Report on Form 10-K.

On May 9, 2013, we granted options, which were modified on May 29, 2013 as to number and exercise price, to purchase 13,055 shares of our common stock to Itay Weinstein, our Chief Financial Officer. These options have an exercise price of $9.00 per share and expire on May 29, 2023. 50% of these options vested immediately and the remaining 50% will vest over a period of three years on a quarterly basis for 12 consecutive quarters from the date of the grant. Also, on May 9, 2013 (as modified on May 29, 2013), our Board approved the grant of options, with the same terms as the options granted to Mr. Weinstein, to certain members of our Board, our Secretary and a director of EyeFite. The option grants to our Secretary and the EyeFite director were made but later rescinded by our Board on June 13, 2013 and the respective grantees waived any rights in and to such options. The options to be granted to the members of our Board, which also required the approval of our stockholders, were never granted due to the failure to obtain such stockholder approval.

On May 10, 2013, we issued a press release in regard to a third party’s independently generated data that validates the utilization of A3AR agonists for lowering intraocular pressure, or IOP, and for the treatment of glaucoma, which it presented at the ARVO 2013 Annual Meeting in Seattle, Washington.

On June 17, 2013, we sold over the Tel-Aviv Stock Exchange, or the TASE, 268,095 ordinary shares of Can-Fite held by us for total consideration of $511,000.

On June 18, 2013, we confidentially filed a registration statement on Form S-1 which was publicly filed on July 2, 2013 and amended on Form S-1/A on September 3, 2013.

On July 1, 2013, we increased the size of our Board to five members and appointed Dr. Michael Belkin to serve as a member of our Board. Also on July 1, 2013, we granted to Dr. Belkin 235,000 options to purchase 52,222 shares of our common stock at an exercise price of $6.638 per share and which expire ten years from the grant date. The options vest as follows:  1/12th vest on September 30, 2013 and  1/12th of the total options vest on the last day of each 11 quarters thereafter so long as he remains a director, until fully vested.

On July 15, 2013, as authorized by our Board, we filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”) to solicit consents from our stockholders, in lieu of a special meeting of stockholders, to effect a reverse stock split with respect to our common stock at a ratio of one-for-four and one-half, or 1:4.5 (the “Reverse Split”). On July 18, 2013, Can-Fite, our majority stockholder, provided its written consent approving the Reverse Split. The Reverse Split became effective as of the close of business on August 6, 2013, following the filing of a Certificate of Amendment with the Delaware Secretary of State.

On July 16, 2013, we issued a press release with respect to the submission of a Phase II study protocol for the treatment of uveitis with our CF101 drug candidate.

On September 3, 2013, we issued a press release in regard to the issuance of a patent by the European Patent Office entitled “Adenosine A3 receptor agonists for the treatment of dry eye disorders including Sjogren's syndrome”. The patent was granted to Can-Fite and relates to the Company’s drug candidate CF101.  Pursuant to the license agreement between Can-Fite and the Company’s wholly owned subsidiary, EyeFite, this patent grants OphthaliX exclusive rights for the use of CF101 for the treatment of Sjogren's syndrome in Europe until 2025.

On October 2, 2013, we issued a press release announcing that Dr. Sari Fishman, Director of Clinical Affairs, will deliver a presentation at the Ophthalmology Futures European Forum in Amsterdam, the Netherlands, with respect to OphthaliX’s glaucoma development program.

On October 22, 2013, we provided an update that we anticipates that during the last two weeks of December 2013, the Company will conclude and announce the results of its Phase III trial of CF101 for the treatment of dry eye syndrome.

On November 4, 2013, we provided an update that we anticipates that during the first quarter of 2014 the Company will initiate enrolment for its Phase II trial of CF101 for the treatment of uveitis. However, the Company is currently reviewing its clinical development plans and will provide an update on the development for this indication on a later stage.

On November 5, 2013, we and our parent company Can-Fite BioPharma Ltd. issued a joint press release announcing that the U.S. Patent and Trademark Office granted a U.S. patent which bears the Patent No. 8,557,790 and is titled “A3 Adenosine receptor agonists for the reduction of intraocular pressure” to Can-Fite BioPharma Ltd and relates to the Company’s drug candidate CF101. Pursuant to a license agreement between Can-Fite and our wholly owned subsidiary, EyeFite Ltd., we have the exclusive rights for the use and development of CF101 for the reduction of IOP in the United States until 2030.

On December 30, 2013, we issued a press release announcing the results of its Phase III trial of CF101 for the treatment of dry eye syndrome. In the study, CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. Nonetheless, CF101 was found to be well tolerated. The Company is evaluating the results of this study and will provide an update on its plans for the Dry Eye Syndrome indication at a later date.

On December 31, 2013, we issued a press release announcing we will conduct a retrospective analysis of the Dry Eye Syndrome Phase III Study data based on the A3 Adenosine Receptor Biomarker.

On February 18, 2014, we provided an update that we anticipates that during the third quarter of 2014 we will announce the interim analysis results of the Phase II trial of CF101 for the treatment of Glaucoma.

The Company’s principal executive offices are located at 10 Bareket St, Petach Tikva, Israel, 4951778.

Business Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders. We have in-licensed certain patents and patent applications protecting the use in the ophthalmic field of our current pipeline drug under development, a synthetic A3 adenosine receptor (“A3AR”) agonist, CF101 (known generically as IB-MECA). CF101 is being developed by the Company to treat three ophthalmic indications: keratoconjunctivitis sicca, also known as dry eye syndrome, or DES; glaucoma, and uveitis. In December 2013, we announced the results of a Phase III study of CF101 for the treatment of DES. In the study, CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. Nonetheless, CF101 was found to be well tolerated. The Company is evaluating the results of this study and will provide an update on its plans for the DES indication at a later date. We are also planning to conduct a retrospective analysis of the DES Phase III Study data to determine if there is a correlation between the CF101 target, the A3AR, expression and patients’ response to the drug. This analysis is based on recent positive data from a Phase IIb Rheumatoid Arthritis (“RA”) study of CF101 conducted by our parent company Can-Fite, where patients were enrolled based on the expression level of the A3 adenosine receptor biomarker. In order to perform the retrospective analysis, blood samples will be collected from patients who participated in the Phase III DES study and analyzed for the expression of this biomarker. We are currently conducting a Phase II trial with respect to the development of CF101 for the treatment of glaucoma or related syndromes of ocular hypertension.

CF101 is a highly-selective, orally bioavailable small molecule synthetic drug, which targets the A3AR. We believe that CF101 has a favorable safety profile and a potent anti-inflammatory activity, mediated via its capability to inhibit the production of inflammatory cytokines, such as TNF-α, MMPs, IL-1, and IL-6. This is mediated by activation of the A3AR, which is highly expressed in inflammatory tissues in contrast to normal tissues where expression levels of the receptor are very low. We believe that the anti-inflammatory and neuro-protective effects of CF101 make it a candidate for use in the treatment of ophthalmic indications. While Can-Fite is continuing to develop CF101 for autoimmune inflammatory indications, including RA and psoriasis, we are focusing, under the License Agreement, on the development of CF101 for ophthalmic indications.

According to GlobalData, the global DES market size was approximately $1.6 billion in 2012, and was expected to grow to approximately $5.5 billion by 2022, the global market for glaucoma drugs was estimated at approximately $3.0 billion in 2010 and the global uveitis therapeutics market is expected to grow from $0.32 billion in 2010 to $1.6 billion by 2017.  None of our product candidates have been approved for sale or marketing and, to date, there have been no commercial sales of any of our product candidates and a recent phase III study of CF101 for the treatment of DES failed to reach its end-points.

Our corporate strategy is to build a specialized ophthalmic company that develops and in-licenses drugs for the treatment of ophthalmic diseases. We will seek to obtain technologies that complement and expand our existing pipeline by entering into in-license or co-development agreements with academic institutions and biotechnology or pharmaceutical companies. We intend to commercialize our products through out-licensing arrangements with third parties who may perform any or all of the following tasks:  completing development, securing regulatory approvals, manufacturing, marketing and sales.  We do not intend to develop our own manufacturing facilities or sales forces.

CF101 – PRE-CLINICAL AND CLINICAL PROFILE

Pre-Clinical Studies of CF101

The information below is based on the various studies conducted with CF101, including preclinical studies.  All of the studies were conducted by Can-Fite and/or by Can-Fite’s partners or affiliates.

Pre-clinical studies are a set of experiments carried out in animals to show that a certain drug does not evoke toxicity. Based on the animal studies and safety data, one can approach the FDA and request permission to conduct a Phase I study in human beings.

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

Reproductive toxicology studies that we completed in mice and rabbits did not reveal evidence of negative effects on male or female fertility.  In mouse teratology studies, or studies for abnormalities of physiological developments, craniofacial and skeletal abnormalities were observed at doses greater than 10 mg/kg; however, no such effects were observed at 3 mg/kg demonstrating the safety of the drug in this concentration range. Teratogenicity, or any developmental anomaly in a fetus, was not observed in rabbits given doses (greater than 13 mg/kg) that induced severe maternal toxicity in such rabbits.

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

Phase I Clinical Studies of CF101

CF101 has been studied comprehensively in normal volunteer trials to assess safety, pharmacokinetic metabolism and food interaction.  Two Phase I studies in 40 healthy volunteers, single dose and repeated dose, indicated that CF101 is rapidly absorbed (reaching a maximal concentration within one to two hours) with a half-life of eight to nine hours.  Some mild adverse events (principally, increased heart rate) were observed at doses higher than single doses of 10.0 mg and twice-daily doses of 5.0 mg.  Such increase in heart rate was not accompanied by any change in QT intervals.  The drug showed linear kinetics, in that the concentration that results from the dose is proportional to the dose and the rate of elimination of the drug is proportional to the concentration, and low inter-subject variability, meaning that the same dose of the drug does not produce large differences in pharmacological responses in different individuals.  A fed-fast Phase I study (with and without food) demonstrated that food causes some attenuation in CF101 absorption; accordingly CF101 is administered to patients on an empty stomach.  An additional Phase I study of the absorption, metabolism, excretion and mass balance of 4.0 mg (C14) CF101 was conducted in six healthy male subjects and demonstrated that CF101 was generally well-tolerated in this group.

Based on the findings from Phase I clinical studies, 4.0 mg BID, or twice daily, was selected as the upper limit for initial Phase II clinical trials.

Phase II Clinical Studies of CF101

CF101 has completed six Phase II studies in DES, rheumatoid arthritis and psoriasis in 809 patients (569 patients treated with CF101 and 240 patients treated with a placebo) and has demonstrated a favorable safety profile at doses up to 4 mg BID for up to 12 weeks.  In these Phase II studies, no dose-response relationship was evident between CF101 and adverse events.  Moreover, no clinically significant changes in vital signs, electrocardiograms, blood chemistry or hematology were observed.  CF101, given as a standalone therapy, reached the primary endpoint in a Phase II clinical study in DES, as further detailed below.  In addition to the ophthalmic indications, positive data were observed utilizing CF101 as a standalone drug in three Phase II clinical studies in psoriasis and rheumatoid arthritis. However, two Phase IIb studies in rheumatoid arthritis utilizing CF101 in combination with methotrexate failed to reach the primary endpoints. Can-Fite continues to develop CF101 as a standalone therapy for auto-immune inflammatory indications including rheumatoid arthritis and psoriasis, in parallel to our development of CF101 for ophthalmic indications. Safety data from these studies will be shared between Can-Fite and the Company.

CF101 for the Treatment of Ophthalmic Indications

We are developing CF101 for the treatment of DES, glaucoma and uveitis.  Following the recent announcement that CF101 hasn’t met the DES phase III primary and secondary efficacy end-points, we are currently evaluating the results of this study and will provide an update on our plans for the DES indication at a later date. Set forth below are general descriptions of the ophthalmic diseases with respect to which CF101 has underwent, is currently undergoing, or is in preparation for clinical trials.

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

CF101 for the Treatment of Dry Eye Syndrome

A Phase II study in DES was conducted by Can-Fite after discovering that patients in the Phase IIa study for another condition also experienced improvement in DES symptoms.  The study prompted an application for two patents relating to DES and Sjörgen’s Syndrome. Since then a Phase II study of CF101 in patients with moderate to severe DES was successfully completed, meeting its primary endpoint and demonstrating the drug’s ability to improve signs of ocular surface inflammation in these patients.  The trial was a multicenter, randomized, double-masked, placebo-controlled, parallel-group study with 76 patients (39 CF101 and 37 placebo). Patients were treated orally with either 1.0 mg CF101 pills or matching vehicle-filled placebo pills, BID for 12 weeks, followed by a two-week post-treatment observation. The primary endpoint of the Phase II trial was based on an improvement of more than 25% over baseline at week 12 in one of the following parameters: (i) tear break-up time, or BUT; (ii) superficial punctate keratitis (epithelial staining of the cornea) assessed by fluorescein staining, or FS, results; and (iii) Schirmer tear test 1 results, which are assessed by using paper strips inserted into the eye for several minutes to measure the production of tears. The results of the Phase II trial demonstrated the ability of CF101 to improve signs of ocular surface inflammation of the patients studied.  The CF101-treated group experienced a statistically significant increase in the proportion of patients who achieved more than 25% improvement in FS and in the clearance of FS, as compared to the placebo group. See Figure 1.

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

Figure 1: DES efficacy as determined utilizing FS

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

The study results of the completed Phase II clinical trial for CF101 for the treatment of DES were published in “Ophthalmology,” which is one of the leading journals in the field.  Following the Phase II study positive results we initiated a Phase III DES trial, under an IND with the FDA which was conducted by the Company in the United States, Europe and Israel. The randomized, double-masked phase III clinical trial enrolled 237 patients with moderate-to-severe DES who were randomized to receive two oral doses of CF101 (0.1 and 1.0 mg) and a placebo, for a period of 24 weeks.  The primary efficacy endpoint was complete clearing of corneal staining. In December 2013, we announced the results of this Phase III study of CF101 for the treatment of DES. In the study, CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. Nonetheless, CF101 was found to be well tolerated. The Company is evaluating the results of this study and will provide an update on its plans for the DES indication at a later date. We are also planning to conduct a retrospective analysis of the DES Phase III Study data to determine if there is a correlation between the CF101 target, the A3AR, expression and patients’ response to the drug. This analysis is based on recent positive data from a Phase IIb Rheumatoid Arthritis (“RA”) study of CF101 conducted by our parent company Can-Fite, where patients were enrolled based on the expression level of the A3 adenosine receptor biomarker. In order to perform the retrospective analysis, blood samples will be collected from patients who participated in the Phase III DES study and analyzed for the expression of this biomarker.

Although the Phase II DES trial was not designed to assess the drug effect on IOP, the latter was tested as a safety parameter and at week 12, the CF101-treated group had a 1.1-mmHg, or 6%, decrease from baseline, which was statistically significant (p=0.048) when compared with the placebo. See Figure 2.

Figure 2: IOP decrease observed in the DES Phase II study

CF101 for the Treatment of Glaucoma

The Company believes that the statistically significant decrease in IOP in the Phase II trial for DES, although observed in subjects without ocular hypertension, is clinically significant and indicates that CF101 may also have potential as a glaucoma therapy, as the main goal of glaucoma therapy is to reduce IOP. This finding led to a patent application for the use of CF101 for lowering IOP.  This result, together with the neuro-protective and anti-inflammatory effects that have been demonstrated in our studies and the studies of others, warrant rapid progression into clinical study in this indication and a Phase II study in patients with glaucoma or related syndromes of ocular hypertension is currently ongoing in Israel and Europe. This trial is a randomized, double-masked, placebo-controlled, parallel-group study of the safety and efficacy of daily CF101 administered orally in subjects with elevated IOP.  The objectives of this study are to determine the safety and efficacy of oral CF101 in lowering IOP when administered BID for 16 weeks in subjects with elevated IOP.  This trial is being performed in two segments.  In the first segment, subjects are being randomized to receive either CF101 1.0 mg or a matching placebo, given orally every 12 hours for 16 weeks.  The Company is enrolling 44 subjects in the first segment, randomized in a 3:1 ratio to CF101 1.0 mg treatment or to the placebo.  At the conclusion of the first segment, a Data Review Committee, or DRC, is to review safety and efficacy data and advise on progression of the trial to the second segment.  The second segment, if conducted, will enroll up to approximately 88 subjects in up to three dose groups,CF101 1.0 mg, CF101 2.0 mg or the placebo every 12 hours randomized in a 3:3:2 ratio, respectively.  At its discretion, the DRC may also recommend increasing enrollment in the CF101 1.0 mg group or other changes to the protocol design. In May 2010, the Israeli Ministry of Health approved the study protocol and patient enrollment was initiated subsequently.  The conclusion of the first segment of the study is expected in the third quarter of 2014. Neither the Company nor Can-Fite has filed an IND for this indication as CF101 for the treatment of glaucoma is not currently being clinically tested in the United States and there are no near-term plans to do so.

CF101 for the Treatment of Uveitis

Former pre-clinical pharmacology studies conducted by Can-Fite in collaboration with a worldwide leading laboratory in uveitis research at the National Eye Institute at the U.S National Institute of Health, or the NIH, under a Cooperative Research and Development Agreement, demonstrated that CF101 was effective in inhibiting the development of posterior uveitis in an experimental animal model.  Additional preclinical studies conducted by the Company, showed that CF101 was effective in treating anterior uveitis in experimental animal models.

Figure 2: Inhibition of the development of posterior and anterior uveitis in experimental animal models

The efficacy of CF101 in treating both anterior and posterior uveitis in experimental animal models supports further testing of CF101 for the treatment of patients with either anterior or posterior uveitis. Can-Fite, together with the NIH, has applied for a patent for the use of CF101 for the treatment of uveitis. Can-Fite has licensed its share of this intellectual property to us and together we are in discussions with the NIH to obtain an exclusive license on the NIH’s share of this intellectual property. The Company submitted a protocol for a Phase II uveitis study in Europe and Israel to investigate the efficacy and safety of CF101 in 45 patients with active, sight-threatening, noninfectious intermediate or posterior uveitis, who will be treated with either CF101 or a placebo for a period of six months. The primary endpoint of this study is the proportion of subjects whose vitreous haze score improves by two or more grades on the “Miami Scale” (Vitreous Haze: Miami Scale 2). The Company is currently reviewing its clinical development plans and will provide an update on the development for this indication on a later stage. Neither the Company nor Can-Fite has filed an IND for this indication as CF101 for the treatment of uveitis is not currently being clinically tested in the United States and there are no near-term plans to do so.

The License Agreement

On November 21, 2011, we entered into the License Agreement with Eyefite, our wholly-owned subsidiary, and Can-Fite according to which Can-Fite (i) granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic diseases and (ii) assigned to Eyefite its rights, title and interest in and to any and all INDs, to CF101 in the ophthalmic field. The license granted to Eyefite allows Eyefite to sublicense its rights to CF101 to third parties, subject to the satisfaction of certain conditions. Pursuant to the License Agreement, Eyefite has sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and all approvals and related regulatory documentation shall be Eyefite’s sole and exclusive property. Eyefite is also required to assume responsibility for making payments to Can-Fite’s licensor, the NIH, pursuant to, and for the term of, a license agreement between Can-Fite and NIH for certain patent rights relating to CF101, including (i) a nonrefundable minimum annual royalty of $25,000, (ii) earned royalties of 4.0% to 5.5% on net sales in territories in where such patents exist and (iii) additional payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication (including the initiation of Phase I, II and III clinical trials and regulatory approval in the United States, Europe or Japan). We estimate that a total of approximately $175,000 in such milestone payments will be payable by EyeFite to the NIH. Eyefite will also be required to make payments to the NIH of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments, for the term of the ;icence agreement between Can-Fite and the NIH. If Eyefite fails to make a required payment to the NIH, Can-Fite will be entitled to terminate the license granted to Eyefite under the License Agreement upon 30 days’ prior written notice. The License Agreement will remain in effect until the expiration of the last of the patents licensed thereunder, which as of the date hereof is 2031, unless earlier terminated by one or both of the parties in accordance with the License Agreement. Can-Fite may terminate the License Agreement upon customary bankruptcy and insolvency events of Eyefite and upon Eyefite’s material breach of the License Agreement, upon 30 days’ prior written notice. Eyefite may terminate the License Agreement upon three months’ prior written notice for any reason and upon 30 days’ prior written notice for Can-Fite’s material breach of the License Agreement. All inventions resulting from the development and commercialization of CF101 under the License Agreement belong to Can-Fite, whether such were invented solely by Can-Fite, solely by Eyefite or by both of entities. However, the License Agreement also grants Eyefite an exclusive license to use any such inventions in the field of ophthalmic diseases around the world for no additional consideration.

Pursuant to the License Agreement, Can-Fite has the sole right to make elections with respect to patent term extension of or supplemental protection certificates with respect to the licensed Can-Fite patents and the sole right to seek and maintain any data exclusivity periods available for CF101. The NIH retains responsibility for maintenance of the NIH licensed patents pursuant to the license agreement between Can-Fite and the NIH. Also pursuant to the License Agreement, Can-Fite has retained the right to prosecute and maintain the patents licensed to us.

The license agreement between Can-Fite and the NIH imposes certain payment, reporting, confidentiality and other obligations on Can-Fite. In the event that Can-Fite was to breach any of its obligations and fail to cure, the NIH would have the right to terminate the agreement. In addition, the NIH has the right to terminate the agreement upon Can-Fite’s bankruptcy, insolvency, or receivership. Otherwise, the agreement will terminate on June 30, 2015, the date on which the last patent licensed by Can-Fite under such agreement expires. Further, the NIH retains a paid-up, worldwide license to practice the licensed inventions under the agreement with Can-Fite for government purposes and may require Can-Fite to grant sublicenses when necessary to fulfill health or safety needs and retains “march-in” rights, i.e. , the right to terminate the license, if, among other things, the invention is needed for a public use such as addressing a public health crisis or the licensee or sublicensee fails to take within a reasonable time to take effective steps to achieve practical application of the licensed invention. If any dispute arises with respect to Can-Fite’s arrangements with the NIH, such dispute may disrupt our operations and would likely have a material adverse impact on us if resolved in a manner that is unfavorable to Can-Fite.

The Services Agreement

On November 21, 2011, EyeFite and Can-Fite entered into a Services Agreement pursuant to which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101. The Services Agreement will remain in force for an unlimited period of time unless earlier terminated as follows: (i) by either party upon six-months’ prior written notice to the other party; or (ii) at any time for cause by either EyeFite (which includes a breach of trust by Can-Fite, Can-Fite’s material breach of the Services Agreement or customary bankruptcy and insolvency events on the part of Can-Fite) or Can-Fite (which includes EyeFite’s material breach of the Services Agreement or the License Agreement, or customary bankruptcy and insolvency events on the part of EyeFite). As consideration for Can-Fite’s services pursuant to the Services Agreement, EyeFite must pay to Can-Fite a services fee (consisting of all expenses and costs incurred by Can-Fite plus 15%, except in relation to patent payments which shall be treated on a pass through basis) and the Additional Fees. The Company must pay the Additional Fees to Can-Fite within 30 days of receipt by the Company.

In February 2013, we obtained a formal letter from Can-Fite stating that Can-Fite would defer receiving payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by us. Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to us until the time we make such deferred payments.

Seasonality

Our business and operations are generally not affected by seasonal fluctuations or factors.

Raw Materials and Suppliers

We believe that the raw materials that we require to manufacture CF101 are widely available from numerous suppliers and are generally considered to be generic industrial chemical supplies.  We do not rely on a single or unique supplier for the current production of CF101.

Manufacturing

The relevant manufacturers of our drug products for our current clinical trials are compliant with both current Good Manufacturing Practices, or cGMP, and current Good Laboratory Practices, or cGLP. We anticipate that we will continue to rely on third parties to produce our drug products for clinical trials and commercialization. Can-Fite used the Chinese chemical manufacturer Chemspec International Limited, which produces APIs as well as other specialty chemicals, as the manufacturer of CF101.

There can be no assurance that our drug candidates, if approved, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with the manufacture of any pharmaceutical products or medical devices. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP and cGLP for drugs on an ongoing basis, as mandated by the FDA and other regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

Contract Research Organizations

Currently through Can-Fite under the Services Agreement, we outsource certain clinical development activities to contract research organizations, or CROs. Our clinical CROs comply with guidelines from the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, which attempt to harmonize the FDA and the European Medicines Agency, or the EMA, regulations and guidelines. Also through Can-Fite under the Services Agreement, we create and implement the drug development plans and manage the CROs according to the specific requirements of the drug candidate under development. To the extent clinical research is conducted by Can-Fite or the CROs (or us in the future), compliance with certain federal regulations, including but not limited to 21 C.F.R. parts 50, 54, 56, 58 and 318, which pertain to, among other things, institutional review boards, informed consent, financial conflicts of interest by investigators, good laboratory practices and submitting IND applications, may be required.

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

The patent portfolio for CF101 owned or in-licensed by Can-Fite and relating to the Field is described below and includes both issued patents and pending patent applications that were licensed by Can-Fite to Eyefite for the use within the Field:

•

a family of composition of matter patents that protects certain small molecules that are A3AR agonists, such as CF101, including a United States patent and a European patent that was validated in the United Kingdom, France, Germany, Switzerland, Italy, Belgium and Luxembourg; the former of which will expire in 2015 and the latter in 2014.  Neither we nor Can-Fite will be able to extend the foregoing expiration dates, and as such, as of June 30, 2015, the license agreement between Can-Fite and the NIH will expire. We do not expect that we will be able to submit an NDA seeking approval of CF101 prior to the composition of matter patents’ respective expiration date. However, because CF101 may be a new chemical entity (“NCE”), following approval of an NDA, we, if we are the first applicant to obtain NDA approval, may be entitled to five years of data exclusivity in the United States with respect to such NCEs. Analogous data and market exclusivity provisions, of varying duration, may be available in Europe and other foreign jurisdictions. We may also be entitled to the rights under Can-Fite’s pharmaceutical use issued patents with respect to CF101, which provide patent exclusivity within the Field until the mid-2020s. While the Company believes that it may be able to protect its exclusivity in the Field through such use patent portfolio and such period of exclusivity, the lack of composition of matter patent protection may diminish our ability to maintain a proprietary position for its intended uses of CF101. Moreover, we cannot be certain that we will be the first applicant to obtain an FDA approval for any indication of CF101 and we cannot be certain that we will be entitled to NCE exclusivity. Such diminution of our proprietary position could have a material adverse effect on our business, results of operation and financial condition.

•

two families of patents and pending patent applications which pertain to the use of A3AR agonists for the treatment of DES and/or Sjorgen's Syndrome. A patent in the family pertaining to Sjogren’s syndrome was granted in Japan and recently in Europe. Patents in the family pertaining to DES were granted in the United States, Australia, Canada, China, Japan, South Korea and Mexico.  In the DES family, patent applications are pending in the United States, European Patent Office, or the EPO (designating all member states of the European Patent Convention, or the EPC), Brazil and Israel.  Some of these patents and pending patent applications have a filing date of July 18, 2005 and a priority date of July 28, 2004 and others have a filing date of February 1, 2006 and a priority date of January 27, 2006. The patents already issued will and those that may be issued with respect to the pending patent applications would expire in 2025 or 2026, respectively;

•

a family of pending patent applications which pertains to the use of A3AR agonists for the treatment or reduction of IOP. These patent applications were recently allowed in Australia and the United States, and further applications are pending in the United States, in the EPO (designating all EPC member states), Israel, Japan, China, Hong Kong, Canada, Mexico and South Korea, each with a filing date of May 16, 2010 and a priority date of May 17, 2009. The patents that may be issued with respect to these pending patent applications would expire in 2030;

•

a family of pending patent applications which pertain to the method for synthesizingCF101. These patent applications are pending in the United States, the EPO (designating all EPC member states), India, Japan and China. Patents in Israel and Japan were recently granted. Each patent application has a filing date of March 13, 2008 and a priority date of March 14, 2007. The patents that may be issued with respect to these pending applications would expire in 2028; and

•

a family of pending patent applications under joint ownership of Can-Fite and the NIH and licensed, to the extent of Can-Fite’s ownership, to Eyefite, which pertain to the use of A3AR agonists for the treatment of uveitis.  These patent applications are pending in the United States, the EPO (this EPO application designates all EPC member states), Israel, Japan, China, Canada, Mexico, South Korea and the Russian Federation, each with a filing date of February 27, 2011 and a priority date of March 3, 2010. Patents that may be issued with respect to these pending patent applications would expire in 2031. We are in discussions with the NIH to obtain a license with respect to its ownership of such pending patent applications and the patents that may be issued pursuant to the same.

We believe that our licensed patents provide broad and comprehensive coverage for the use of CF101 for the treatment of certain ophthalmic disorders. In addition, pursuant to the License Agreement, Can-Fite has contractually agreed to be responsible for the preparation, filing, prosecution and maintenance of its intellectual property rights and our licensed rights.  Can-Fite may also bring any action for infringement of its intellectual property rights which are licensed to us, to the extent that we do not bring any such action. However, the patent positions of biopharmaceutical companies, such as Can-Fite and ourselves, are generally uncertain and involve complex legal and factual questions.  Can-Fite’s ability to maintain and solidify its proprietary position for the technology licensed to us will depend on its success in obtaining effective claims and enforcing those claims once granted.  There is no certainty that any of Can-Fite’s pending patent applications or those pending patent applications that it licenses, including those licensed to us, will result in the issuance of any patents.  The issued patents and those that may issue in the future, including those licensed to Can-Fite, may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit its ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products under the License Agreement. We cannot be certain that Can-Fite was the first to invent the inventions claimed in its owned or licensed patents or pending patent applications.  In addition, our competitors may independently develop similar technologies or duplicate any technology developed by Can-Fite or us, and the rights granted under any issued patents may not provide us, as a licensee thereunder, with any meaningful competitive advantages against these competitors.  Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of such patent.  For more risks associated with the protection of our licensed intellectual property, see “Risk Factors—Risks Relating to Our Intellectual Property”.

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

We believe that the characteristics of CF101, may position it well against the competition in the ophthalmic markets, where treatments, when available, often include frequent self-administered eye drops, which may be more difficult than taking pills and may result in less than the full dose of the drug actually entering the eye, have undesirable side effects and do not always treat the underlying cause of the disease.

On the other hand, other drugs on the market, new drugs under development (including drugs that are in more advanced stages of development in comparison to our drug pipeline) and additional drugs that were originally intended for other purposes, but were found effective for purposes targeted by us, may all be competitive to the current drug in our pipeline.  In fact, some of these drugs are well established and accepted among patients and physicians in their respective markets, can be efficiently produced and marketed, and are relatively safe.  Moreover, other companies of various sizes engage in activities similar to ours.  Most, if not all, of our competitors have substantially greater financial and other resources available to them.  Competitors include companies with marketed products and/or an advanced research and development pipeline.  The competitive landscape in the ophthalmic therapeutics field includes Novartis/Alcon, Allergan, Pfizer, Roche/Genentech, Merck (which acquired Inspire Pharmaceuticals), Santen (which acquired Novagali), Bausch & Lomb (which acquired ISTA Pharmaceuticals and was recently acquired by Valeant), GlaxoSmithKline, Sanofi-Aventis (which acquired Fovea) Shire (which acquired SARcode) and more.

Dry Eye Syndrome

According to Datamonitor, DES is the most common problem of patients aged 40 and over who seek eye care. As of 2010, 49.3 million people in the seven major markets (i.e., United States, France, Germany, Italy, Spain, United Kingdom and Japan) suffered from DES.  We believe that the number of people who suffer from DES will increase as the population in each of these countries ages.  According to GlobalData, as of 2012, the global DES market size was approximately $1.6 billion and is expected to grow to approximately $5.5 billion by 2022.

The current products available to treat DES include Restasis® and Refresh® by Allergan, and Celluvisc®, Hyalein®, Vismed® and Systane® by Alcon.  Restasis® is the only FDA-approved prescription therapy indicated to treat DES and, as such, it dominates the U.S. market with respect to the treatment of DES.  Restasis® is not registered in Europe. There are several artificial tear products which are available for purchase over-the-counter,, such as Refresh®, available to treat DES, which are used either alone (in mild to moderate cases) or in combination with other treatments (in moderate to severe cases).  Eye drops are currently the most common method of treating DES and the most common practice is to have patients self-administer such drops several times daily.  Patients may have difficulty complying with this regimen as it may be more difficult than taking pills and may result in less than the full dose of the drug actually entering the eye.  In addition to the foregoing, several therapies are in advanced clinical stages of development for DES.

We believe that there are needs with respect to the treatment of DES that are not being met by existing therapies, such as drugs that allow for less frequent administration than existing products, drugs which may be administered orally, drugs that treat the underlying cause of DES and drugs that can act as anti-inflammatory agents.

Following the recent announcement that CF101 haven’t met the DES phase III primary and secondary efficacy end-points, we are currently evaluating the results of this study and will provide an update on our plans for the DES indication at a later date.

Glaucoma

According to Datamonitor, as of 2010, seven million people in the seven major markets suffered from glaucoma. GlobalData estimated that the market for glaucoma drugs was $3.0 billion in 2010 and forecasts growth with a Compound Annual Growth Rate of 0.6% between 2010 and 2018. We expect that the number of people who suffer from glaucoma will increase as the population in each of the seven major markets ages.

The main drugs used to treat glaucoma include Xalatan®, Travatan® and Cosopt®.  Xalatan® is recommended by the European Glaucoma Society and American Academy of Ophthalmologists as the first choice for the treatment of glaucoma.  According to a Pfizer annual report, Xalatan®, which is marketed by Pfizer, is the leading drug used to treat glaucoma, and had global sales of over $1.7 billion in 2010. Sales of Xalatan® decreased to $1.25 billion in 2011 and are expected to continue to decrease likely as a result of the expiration of patents covering Xalatan® during 2011 and the launch of new generic brands. Travatan® was first launched in the United States in 2001 and then Europe and the certain other markets in 2002.  According to Evaluate Pharma, Travatan®, marketed by Alcon, experienced sales of approximately $600 million in 2010. Travatan® is administered once each day, which ophthalmologists cite as a significant advantage over other drugs used to treat glaucoma.  Cosopt® is the oldest combination therapy in the glaucoma market.  Due to the expiration of patents covering Cosopt® in 2008, some ophthalmologists have begun to look to other brands or generic drugs in the treatment of glaucoma.  Another leading company in this field is Allergan, which markets Lumigan®, Ganfort™, Alphagan®, and Combigan®, with over $1.0 billion in aggregate revenues in 2011.  The glaucoma therapeutics market has witnessed major revenues depletion in the recent years due to a string of patent expirations, which started with the expiration of the Xalatan® patent.

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

We believe that a need exists for drugs used for the treatment of uveitis that are less toxic and more effective than currently available therapies. Former pre-clinical pharmacology studies demonstrated that CF101 is effective in inhibiting the development of posterior and anterior uveitis and has a favorable safety profile in experimental animal models. We submitted a protocol for a Phase II study of uveitis. The company is currently reviewing its clinical development plans and will provide an update on the development for this indication on a later stage.

Insurance

We maintain insurance for directors’ and officers’ liability with a coverage limit of $10.0 million aggregate for any and all losses arising out of any and all claims against our directors and officers, except for certain wrongful acts and certain claims arising out of securities offerings.

Our majority stockholder, Can-Fite, which conducts our current clinical studies pursuant to the Services Agreement, maintains worldwide product and clinical trial liability insurance with a coverage limit of approximately $3.0 million with respect to the use of CF101 in clinical trials, including for indications other than ophthalmic diseases.  Can-Fite also procures additional insurance coverage for each specific clinical trial it conducts, which includes coverage for a certain number of trial participants and varies based on the particular clinical trial.  Certain of such policies are based on compliance with the Declaration of Helsinki, which is a set of ethical principles regarding human experimentation developed for the medical community by the World Medical Association and certain protocols from various health authorities throughout the world, some of which may be costly to comply with.

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

Preclinical tests include in vitro and in vivo evaluation of the product candidate, its chemistry, formulation and stability, and animal studies to assess potential safety and efficacy.  Certain preclinical tests must be conducted in compliance with good laboratory practice regulations.  Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated.  After laboratory analysis and preclinical testing, a sponsor files an Investigational New Drug application, or IND, with the FDA to begin human testing.  Typically, a manufacturer conducts a three-phase human clinical testing program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent.  In Phase I, small clinical trials are conducted to determine the safety and proper dose ranges of our product candidates.  In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of our product candidates.  In Phase III, clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy.  The time and expense required for us to perform this clinical testing can vary and is substantial.  We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all.  Furthermore, the FDA, the Institutional Review Board responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or we may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk.

If the clinical data from these clinical trials (Phases I, II and III) is deemed to support the safety and effectiveness of the candidate product for its intended use, then the Company may proceed to seek to file with the FDA an NDA seeking approval to market a new drug for one or more specified intended uses. The Company has not completed its clinical trials for any candidate product for any intended use and therefore, the Company cannot ascertain whether the clinical data will support and justify filing an NDA. Nevertheless, if and when the Company is able to ascertain that the clinical data supports and justifies filing an NDA, the Company intends to make such appropriate filings.

The purpose of an NDA is to provide the FDA with sufficient information so that it can assess whether it ought to approve the candidate product for marketing for specific intended uses. The NDA normally contains, among other things, sections describing the chemistry, manufacturing, and controls, non-clinical pharmacology and toxicology, human pharmacokinetics and bioavailability, microbiology, the results of the clinical trials, and the proposed labeling which contains, among other things, the intended uses of the candidate product.

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

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such products prior to providing approval to market a product.  If after receiving FDA approval, we make a material change in manufacturing equipment, location or process, additional regulatory review and approval may be required.  We also must adhere to cGMP regulations and product-specific regulations enforced by the FDA through its facilities inspection program.  The FDA also conducts regular, periodic visits to re-inspect our equipment, facilities, laboratories and processes following the initial approval.  If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

We have currently received no approvals to market our products from the FDA or other foreign regulators.

We are also subject to various federal, state and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws.  The federal Anti-kickback law, which governs federal healthcare programs (e.g., Medicare, Medicaid), makes it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug.  Many states have similar laws that are not restricted to federal healthcare programs.  Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursement, including claims for the sale of drugs or services, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.  If the government or a whistleblower were to allege that we violated these laws there could be a material adverse effect on us, including our stock price.  Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition.  A finding of liability under these laws can have significant adverse financial implications for us and can result in payment of large penalties and possible exclusion from federal healthcare programs.  We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them.  However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

European Economic Area

Although we are not currently seeking regulatory approval in the EU, we may do so in the future.  As such, a summary of the EU regulatory processes follows below.

A medicinal product may only be placed on the market in the European Economic Area, or EEA, composed of the 27 EU member states, plus Norway, Iceland and Lichtenstein, when a marketing authorization has been issued by the competent authority of a member state pursuant to Directive 2001/83/EC (as recently amended by Directive 2004/27/EC), or an authorization has been granted under the centralized procedure in accordance with Regulation (EC) No. 726/2004 or its predecessor, Regulation 2309/93. There are essentially three community procedures created under prevailing European pharmacyeutical legislation that, if successfully completed, allow an applicant to place a medicinal product on the market in the EEA.

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

•

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

Israel

In November, 2011, Eyefite and Can-Fite entered into the Services Agreement, pursuant to which Can-Fite will manage, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101. As such, in addition to regulations of other countries where we are seeking regulatory approval, Israeli government regulation will also govern the development of our product candidates.

Israel Ministry of the Environment — Toxin Permit

In accordance with the Israeli Dangerous Substance Law — 1993, the Ministry of the Environment may grant a permit in order to use toxic materials. Because Can-Fite utilizes toxic materials in the course of operation of their laboratories relating, in part, to our products, they were required to apply for a permit to use these materials. The current toxin permit held by Can-Fite will remain in effect until January 2014.

Other Licenses and Approvals

Can-Fite has a business license from the municipality of Petah-Tikva for a drug development research laboratory located at its offices in Petah Tikva, Israel.  In order to obtain this license, Can-Fite also received approval from the Petah-Tikva Association of Towns Fire Department.  Can-Fite’s business license is valid until December 2014. Can-Fite also has a radioactive materials or products containing radioactive materials license, which is valid until July 25, 2014.

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

The requirements that we and our collaborators must satisfy to obtain regulatory approval by government agencies in other countries prior to commercialization of our products in such countries can be rigorous, costly and uncertain.  In the European countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States.  Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the European countries: mutual recognition and the centralized procedure.  These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision-making authority in product approval.  Foreign governments also have stringent post-approval requirements including those relating to manufacture, labeling, reporting, record keeping and marketing.  Failure to substantially comply with these on-going requirements could lead to government action against the product, us and/or its representatives.

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

Employees

As of December 31, 2013, we had one part-time employee, our Chief Executive Officer, and no full time employees.

Research and Development

Research and development expenses for the year ended December 31, 2013 were approximately $1,759,000 compared to $1,827,000 for the year ended December 31, 2012.

ITEM 1A.  RISK FACTORS.

An investment in our Company involves significant risks, including the risks described below.  You should consult with your own financial and legal advisors and carefully consider the material risks described below, together with all of the other information in this Annual Report on Form 10-K.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.

Risks Related to Our Company and Its Business

We have a limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a development stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses since the Transaction and before. We have not generated any revenue since the Transaction, expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to incur significant operating and capital expenditures and anticipate that our expenses and losses will increase substantially in the foreseeable future as we:

•

manage pre-clinical development and clinical trials for our current and new drug candidates;

•

seek regulatory approvals for our current and future drug candidates;

•

implement internal systems and infrastructure;

•

seek to license in additional technologies to develop;

•

hire management and other personnel; and

•

move towards commercialization.

We also expect to experience negative cash flow for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future.  If our product candidates fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Our failure to achieve or maintain profitability, or substantial delays in achieving profitability, could negatively impact the value of our common stock and our ability to raise additional financing.  A substantial decline in the value of our common stock would also affect the price at which we could sell shares to secure future funding, which could dilute the ownership interest of current stockholders.

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

Because of our historic losses from operations since the Transaction, there are no assurances that we will be successful in obtaining an adequate level of financing needed for our research and development activities. If we will not have sufficient liquidity resources we may not be able to continue the development of any of our products, may be required to delay part of the respective development programs or, without additional financing, may not be able to maintain our operations beyond 2015 as we currently plan, or at all.

Our financial statements as of December 31, 2013, were prepared based on the assumption that we would continue as a going concern.  Our net losses of $6,101,000 for the period from June 27, 2011, through December 31, 2013, and our current limited cash resources, raise substantial doubt about our ability to continue as a going concern.  If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.  Since December 31, 2013, we have continued to experience losses. Our future ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities and subject to the letter received from our parent Company with regards to its approval for defer receiving payments owed to it under the Services Agreement beginning on January 31, 2013. Except for potential proceeds from the sale of equity in offerings by us, for which we have no firm commitments, we have no other source for additional funding.  Our continued net losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  If we are unsuccessful in doing so, we would be required to substantially revise our business plan or our business could fail.

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

•

operating in an environment that is highly regulated by a number of agencies;

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

Our current pipeline is based on a single compound, the CF101 drug candidate. Failure to develop CF101 will have a material adverse effect on the Company. CF101 recently failed to reach the primary and secondary efficacy study end-points in a recent phase III DES study.

Our current pipeline is based on the development of CF101 for the treatment of DES, glaucoma and uveitis. As such, we are currently dependent on a single molecule for our potential commercial success, and any safety or efficacy problems or concern with CF101, or Can-Fite’s failure to maintain its license from the NIH, could have a significant impact on our business. Failure to develop CF101 or any additional drug candidates which we may develop in the future, in whole or in part, would have a material adverse effect on the Company. We experienced the risks involved with the development of CF101 recently when we announced in December 30 2013 that the phase III study of CF101 for the treatment of DES failed to reach the primary and secondary efficacy study end-points. The Company is evaluating the results of this study and will provide an update on its plans for the DES indication at a later date.

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

In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for commercial use by the FDAor foreign regulatory authorities.  The FDA and foreign regulatory authorities have full discretion over this approval process.  We will need to conduct significant additional research, including testing in animals and in humans, before we can file applications for product approval.  Typically, in the pharmaceutical industry, there is a high rate of attrition for product candidates in preclinical testing and clinical trials.  Also, satisfying regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in legislation or FDA policy, during the process of product development, clinical trials and regulatory reviews. After clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies.

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

Our product candidate and future product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we may not obtain such approvals or could lose those approvals that have been obtained, and the sales of any approved commercial products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping.  Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or the conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could negatively impact us or our collaboration partners by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable.  In addition, as clinical experience with a drug expands after approval, typically because it is used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies.  Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of, withdrawal of FDA approval or withdrawal of any approved products from the marketplace.  Absence of long-term safety data may also limit the approved uses of our products, if any.  If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including the following:

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

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will cover its anticipated budget needs. However, the recent announcement that CF101 haven’t met the phase III DES trial end-points is jeopardizing our chances to succeed in raising additional funds. Such initiatives may include monetizing part of Company's assets through the sale of the shares of Can-Fite that we hold. In addition, in February, 2013, the Company obtained a formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company. Because of the uncertainties in our business, including the uncertainties discussed in this “Risk Factors” section, we cannot assure that without additional financing, we will be able to maintain our operations beyond 2015 as we currently plan. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials and any additional studies we may perform, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of operations. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials.  It is highly likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

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

•

failure of our contract manufacturers to manufacture our product candidates in accordance with cGMP;

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

We experienced the risks involved with conducting clinical trials recently when we announced in December 30 2013 that the phase III study of CF101 for the treatment of DES failed to reach the primary and secondary study efficacy end-points. The company is evaluating the results of this study and will provide an update on its plans for the DES indication at a later date.

Can-Fite, which conducts our clinical trials, experienced the risks involved with conducting clinical trials, including but not limited to, increased expense and delay. For example, two Phase IIb studies in RA utilizing CF101 in combination with methotrexate, a generic drug commonly used for treating RA patients, or MTX, failed to reach their primary endpoints. Can-Fite believes that this may have been due to low A3AR expression in the subpopulation of RA patients that did not respond well to treatment with MTX. Because of their low A3AR expression, such patients also did not respond well to treatment with CF101. Can-Fite was not aware of this when it designed the studies. As such, Can-Fite conducted an additional phase IIb RA trial of CF101 as a standalone therapy in patients with A3AR expression levels above a certain threshold, and positive results from this study were announced in December 2013.

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

Because we currently rely on Can-Fite to manage, as an independent contractor, all activities relating to preclinical and clinical studies for the development of the ophthalmic indications of CF101, we cannot assure you that we will ever be able to manage these operations and activities on our own.  We do not currently have the capability of managing all activities relating to the development of the ophthalmic indications of CF101. Accordingly, if Can-Fite ceases to provide such services, our business would likely be materially adversely affected.  In the future, we are planning to take control of the development of the ophthalmic indications of CF101. In that event, our future success will depend in part on our ability, financially and otherwise, to identify, hire, and retain key personnel that can manage these operations.  While we intend to attempt to attract and retain key personnel to the best of our ability, some of our competitors are likely to have greater resources and more experience than we do, making it difficult for us to compete successfully for key personnel.  If we are ultimately unable to attract and retain key personnel, we likely would not be able to develop and market our products and would have to continue to rely upon Can-Fite to provide the necessary services.  If we are unable to manage these operations and Can-Fite ceases to service our operations and development activities, our ability to develop and market our products, as well as our business, financial condition and results of operations, would be materially adversely affected.

If the third parties upon whom we rely to manufacture our products are unable to timely manufacture our products in compliance with cGMP our business will be harmed.

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

We depend on key members of our management and key consultants and will need to add and retain additional leading experts. Failure to retain our management and consulting team and add additional leading experts could have a material adverse effect on our business, financial condition and results of operations.

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

We enter into non-competition agreements with our key employees, in most cases within the framework of their employment agreements.  As of the date of this report, we have an employment agreement with only one person, Barak Singer, our current Chief Executive Officer. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable U.S. and Israeli law, we may be unable to enforce these agreements. If we cannot enforce our non-competition agreements with our employees, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

We face significant competition and continuous technological change, and developments by competitors may render our products or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

We will compete against fully integrated pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs than we do, and have substantially greater financial resources than we do, as well as significantly greater experience in:

•

developing drugs;

•

undertaking pre-clinical testing and human clinical trials;

•

obtaining FDA, addressing various regulatory matters and other regulatory approvals of drugs;

•

formulating and manufacturing drugs; and

•

launching, marketing and selling drugs.

If our competitors develop and commercialize products faster than we do, or develop and commercialize products that are superior to our product candidates, our commercial opportunities will be reduced or eliminated. The extent to which any of our product candidates achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the biotechnology and biopharmaceutical industry is intense and has been accentuated by the rapid pace of technology development. Our competitors include large integrated pharmaceutical companies, biotechnology companies that currently have drug and target discovery efforts, universities, and public and private research institutions. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do. These organizations also compete with us to:

•

attract parties for acquisitions, joint ventures or other collaborations;

•

license proprietary technology that is competitive with the technology we are developing;

•

attract funding; and

•

attract and hire scientific talent and other qualified personal.

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

Our competitors currently include companies with marketed products and/or an advanced research and development pipeline. The competitive landscape in the ophthalmic therapeutics field includes Novartis/Alcon, Allergan, Pfizer, Roche/Genentech, Merck (which acquired Inspire Pharmaceuticals), Santen (which acquired Novagali), Bausch & Lomb (which acquired ISTA Pharmaceuticals and was recently acquired by Valeant), GlaxoSmithKline, Sanofi-Aventis (which acquired Fovea), Shire (which acquired SARcode) and more.

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

Although data provided by Can-Fite from a pooled analysis of 730 patients (527 CF101, 203 placebo) indicates that CF101 is safe and well-tolerated at doses up to 4.0 mg administered twice daily for up to 12 weeks, there were incidences (albeit less than or equal to five percent (5%)) of adverse events in five completed and fully analyzed trials in inflammatory disease. Such adverse events included nausea, diarrhea, constipation, common and viral syndromes (such as, tonsillitis, otitis and respiratory and urinary tract infections), myalgia, arthralgia, dizziness, headache, palpitations and pruritus. We observed an even lower incidence (less than or equal to two percent (2%)) of serious adverse events, including pancytopenia (although extensive evaluation suggests that such adverse event was associated with an inadvertent overdose of MTX), exacerbation of chronic obstructive lung disease and exacerbation of Parkinson’s Disease. Notwithstanding the foregoing, the placebo group in such studies had a higher incidence of overall adverse events than any CF101 dose group and a higher incidence of drug-related adverse events than any CF101 dose group (with the exception of the 1.0 mg group).

We may encounter difficulties in managing our growth.  Failure to manage our growth effectively will have a material adverse effect on our business, results of operations and financial condition.

We may not be able to successfully grow and expand. Successful implementation of our business plan will require management of growth, including potentially rapid and substantial growth, which will result in an increase in the level of responsibility for management personnel and place a strain on our human and capital resources. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented personnel. If we are unable to scale up and implement improvements to our control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented personnel will further strain our human resources and could impede our growth or result in ineffective growth. Moreover, the management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

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

Potential political, economic and military instability in the State of Israel, where key members of our senior management, our head office and the research and development facilities of Can-Fite are located, may adversely affect our results of operations.

Our head executive office and the facilities of Can-Fite, upon whom we rely for our initial research and development activities, are located in Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our revenues to fail to develop or decrease if we have already begun sales.

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

With the exception of two of our directors, all of our current directors and officers serve as directors or officers of Can-Fite, and may have conflicts of interest in transactions or matters concerning us.

With the exception of two of our directors, all of our current directors and officers also serve as directors and/or officers of Can-Fite. Dr. Fishman, our Chairman of the Board, is the Chief Executive Officer of Can-Fite, Barak Singer, our Chief Executive Officer, is the Vice President of Business Development of Can-Fite, Itay Weinstein, our Chief Financial Officer, is the Controller for Can-Fite and Messrs. Cohn and Regev, two of our directors, are also directors of Can-Fite. These individuals have certain fiduciary obligations to us and to Can-Fite. Such dual obligations may in the future result in a conflict of interest with respect to presenting certain business, financing or other opportunities to us or to Can-Fite. More specifically, Can-Fite is investigating CF101 for treatment of RA and psoriasis while we are investigating CF101 for treatment of various ophthalmic conditions. While EyeFite has sole responsibility for preparing regulatory filings with respect to approvals of CF101 for the treatment of ophthalmic conditions, Can-Fite manages all activities relating to clinical studies for the development of the ophthalmic indications of CF101 as well as those for psoriasis and RA. A conflict of interest may arise concerning the timing of the parties’ planned and ongoing clinical trials, new drug application filings and the parties’ opportunities for market or data exclusivity for CF101. In addition, they may be faced with decisions that could have different implications for us than they do for Can-Fite. Consequently, we cannot assure you that the members of our Board and management would always act in our and our stockholders’ best interests in all situations where a conflict arises.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Disclosing deficiencies or weaknesses in our internal controls, failing to remediate these deficiencies or weaknesses in a timely fashion or failing to achieve and maintain an effective internal control environment may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.  We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined in Regulation S-K of the Securities Act.  For so long as we remain an emerging growth company, we will not be required to:

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

Risks Relating to Our Intellectual Property

Our ability to pursue the development of the ophthalmic indications of CF101 depends upon the continuation of our license from Can-Fite and in turn, on Can-Fite’s license from the NIH.

On November 21, 2011, we entered into a license agreement with EyeFite, our wholly-owned subsidiary, and Can-Fite, or the License Agreement, according to which Can-Fite (i) granted to EyeFite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic diseases and (ii) assigned to EyeFite its rights, title and interest in and to any and all INDs to CF101 in the ophthalmic field. The license granted to EyeFite allows EyeFite to sublicense its rights to CF101 to third parties, subject to the satisfaction of certain conditions. Pursuant to the License Agreement, EyeFite has sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and all approvals and related regulatory documentation shall be EyeFite’s sole and exclusive property. EyeFite is also required to assume responsibility for making payments to Can-Fite’s licensor, the NIH, pursuant to, and for the term of, a license agreement between Can-Fite and NIH for certain patent rights relating to CF101, including (i) a nonrefundable minimum annual royalty of $25,000, (ii) earned royalties of 4.0% to 5.5% on net sales in territories where such patents exist and (iii) additional payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication (including the initiation of Phase I, II and III clinical trials and regulatory approval in the United States, Europe or Japan). We estimate that a total of approximately $175,000 in such milestone payments will be payable by EyeFite to the NIH. EyeFite will also be required to make payments to the NIH of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments, for the term of the license agreement between Can-Fite and the NIH. If EyeFite fails to make a required payment to the NIH, Can-Fite would be entitled to terminate the license granted to EyeFite under the License Agreement upon 30-days’ prior written notice. The License Agreement will remain in effect until the expiration of the last of the patents licensed thereunder, which as of the date hereof is in 2031, unless earlier terminated by one of the parties in accordance with the License Agreement. Can-Fite may terminate the License Agreement upon certain bankruptcy and insolvency events of EyeFite and upon EyeFite’s material breach of the License Agreement, upon 30-days’ prior written notice. EyeFite may terminate the License Agreement upon three-months’ prior written notice for any reason and upon 30-days’ prior written notice for Can-Fite’s material breach of the License Agreement. All inventions resulting from the development and commercialization of CF101 under the License Agreement belong to Can-Fite, whether such were invented solely by Can-Fite, solely by EyeFite or by both entities. However, the License Agreement also grants EyeFite an exclusive license to use any such inventions in the field of ophthalmic diseases around the world for no additional consideration. If the License Agreement were terminated, we would lose our rights to develop and commercialize CF101 for the treatment of ophthalmic conditions, which would materially and adversely affect our business, results of operations and future prospects.

The License Agreement provides Can-Fite with the sole right to make elections with respect to patent term extension of or supplemental protection certificates with respect to the licensed Can-Fite patents and the sole right to seek and maintain any data exclusivity periods available for CF101. The NIH retains responsibility for maintenance of the NIH licensed patents pursuant to the license agreement between Can-Fite and the NIH.

The FDA grants five years of data and market exclusivity to the first applicant to obtain approval of an NDA for a new chemical entity, or an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. We believe CF101 is a novel compound different from any other approved product under the Federal Food, Drug and Cosmetic Act, and, therefore, has the potential to be regarded as an NCE. Analogous data and market exclusivity provisions, of varying duration, may be available in Europe and other foreign jurisdictions. However, the United States patent protecting CF101 expires in 2015 and at least one other company, Can-Fite, is conducting clinical trials on CF101 for non-ophthalmic indications that may lead to independent NDA filings. We cannot be certain that we will be the first applicant to obtain an FDA approval for any indication of CF101 and we cannot be certain that we will be entitled to NCE exclusivity.

The license agreement between Can-Fite and the NIH imposes certain payment, reporting, confidentiality and other obligations on Can-Fite. In the event that Can-Fite was to breach any of its obligations and fail to cure, the NIH would have the right to terminate the agreement. In addition, the NIH has the right to terminate the agreement upon Can-Fite’s bankruptcy, insolvency, or receivership. Otherwise, the agreement will terminate on June 30, 2015, the date on which the last patent licensed by Can-Fite under such agreement expires. Further, the NIH retains a paid-up, worldwide license to practice the licensed inventions under the agreement with Can-Fite for government purposes and may require Can-Fite to grant sublicenses when necessary to fulfill health or safety needs and retains “march-in” rights, i.e. , the right to terminate the license, if, among other things, the invention is needed for a public use such as addressing a public health crisis or the licensee or sublicensee fails to take within a reasonable time to take effective steps to achieve practical application of the licensed invention. If any dispute arises with respect to Can-Fite’s arrangements with the NIH, such dispute may disrupt our operations and would likely have a material adverse impact on us if resolved in a manner that is unfavorable to Can-Fite.

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

We do not expect that we will be able to submit an NDA seeking approval of CF101 prior to the expiration of the CF101 composition of matter patent in 2015. The lack of composition of matter patent protection may diminish our ability to maintain a proprietary position for the intended uses of CF101. Moreover, if we obtain FDA approval, we cannot be certain that we will be the first applicant to obtain an FDA approval for any indication of CF101 and we cannot be certain that we will be entitled to NCE exclusivity. Such diminution of our proprietary position could have a material adverse effect on our business, results of operation and financial condition. Without composition of matter patent protection on CF101 and without NCE exclusivity, we may need to rely primarily or entirely on the Can-Fite patents licensed to us for the methods of using CF101 in the treatment of certain ophthalmic disorders as protection against our competitors.

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

Pursuant to the License Agreement, Can-Fite has the sole right to make elections with respect to patent term extension of or supplemental protection certificates with respect to the licensed Can-Fite patents and the sole right to seek and maintain any data exclusivity periods available for CF101. The NIH retains responsibility for maintenance of the NIH licensed patents pursuant to the license agreement between Can-Fite and the NIH.

Also, pursuant to the License Agreement, Can-Fite has retained the right to prosecute and maintain the patents licensed to us.  While Can-Fite is contractually obligated to us to obtain and maintain protection for those patent rights, and is required to keep us informed of all patent-related activities, we will be dependent upon Can-Fite for the prosecution and maintenance of our licensed patents. If Can-Fite determines not to protect the intellectual property rights that we license from them we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of Can-Fite ourselves. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from Can-Fite or any other third party such as the NIH, or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such licensed intellectual property could have a material adverse effect on our business, results of operations and financial condition.

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

A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents, redesign our products or processes to avoid infringement or obtain licenses (which may not be available on commercially reasonable terms or at all). In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

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

We license our patent rights from Can-Fite. Although most jurisdictions in which Can-Fite has applied for, intends to apply for, or has been issued patents have patent protection laws similar to those of the United States, some of them do not. For example, Can-Fite expects to do business in Brazil and India in the future. However, the Brazilian drug regulatory agency, ENVISA, has the authority to nullify patents on the basis of its perceived public interest and the Indian patent law does not allow patent protection for new uses of pharmaceuticals (many of Can-Fite’s current patent applications are of such nature). Additionally, due to uncertainty in patent protection law, Can-Fite has not filed applications in many countries where significant markets exist, including Indonesia, Pakistan, Russia, African countries and Taiwan.

Risks Related to Our Industry

We are subject to government regulations and we may experience delays or may be unsuccessful in obtaining required regulatory approvals within or outside the United States to market our proposed product candidates, and even if we obtain approval, the approved indications may impair our ability to successfully market the product or make commercial distribution not feasible.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming and expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a material adverse effect on the Company. If we experience significant delays in testing or receiving approvals or sign-offs to conduct clinical trials, our product development costs, or our ability to license product candidates, will increase. If the FDA grants regulatory approval to market a product, this approval will be limited to those disease and conditions for which the product has demonstrated, through clinical trials, to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If approval is withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the United States, our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes may include all of the risks associated with the FDA approval process described above, if not more.

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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both, and debarment. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to reduce or eliminate waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the Civil False Claims Act in 1986, or the False Claims Act, that were designed to encourage private persons to sue on behalf of the government. The Fraud Enforcement and Recovery Act of 2009 may further encourage whistleblowers to file suit under the qui tam provisions of the False Claims Act. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products once commercialized may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

Risks Relating to Our Operations in Israel

Potential political, economic and military instability in the state of Israel, where our senior management, our head executive office and Can-Fite’s research and development facilities are located, may adversely affect our results of operations.

Our head executive office and the facilities of Can-Fite, upon whom we rely for our initial research and development activities, as well as some of our planned clinical sites and suppliers are located in Israel.  Our officers and most of our directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors.  Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. During the winter of 2012 and 2008, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. These conflicts involved missile strikes against civilian targets in various parts of Israel, and negatively affected business conditions in Israel. To date, Israel faces political tension with respect to its relationships with Turkey, Iran and other Arab neighbor countries. In addition, recent political uprisings and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries, and have raised concerns regarding security in the region and the potential for armed conflict. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees and service providers being called up to perform military duty for an extended period of time. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Any future deterioration in the political and security situation in Israel will negatively impact our business.

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

Our operations may be disrupted as a result of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, financial condition and results of operations.

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

The public trading market for our common stock is volatile and may result in higher spreads in stock prices, which may limit the ability of our investors to sell their shares at a profit, if at all.

Our common stock trades in the over-the-counter market and is quoted on the Over-the-Counter Bulletin Board, or the OTCBB, and in the Over-the-Counter Markets on the OTCQB.  The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges.  Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers.  Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread.  These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers.  Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale.  For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks.  There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for investors to sell their shares of our common stock.

Although our common stock now trades on the OTCBB and OTCQB, an active trading market for our shares may not be sustained. It may be difficult for investors to sell their shares without depressing the market price for the shares or at all. As a result of these and other factors, investors may not be able to sell their shares at or above the offering price or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult to sell your common stock.

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

•

general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance; and

•

the other factors described in this “Risk Factors” section.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company’s principal executive offices are located at 10 Bareket St, Petach Tikva, Israel, 4951778, which is also the office of Can-Fite, our majority stockholder.

ITEM 3.  LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary, Eyefite, is a party to, nor is any of their property subject to, any legal proceedings which require disclosure pursuant to this item.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTCBB and on the OTCQB Markets under the symbol “OPLI.”  On August 6, 2013, the reverse stock split with respect to our common stock at a ratio of one-for-four and one-half, or 1:4.5  became effective.  The Reverse Split is reflected in the Third and Fourth Quarters for 2013 in the table below.

	CLOSING BID		CLOSING ASK
2012	HIGH	LOW	HIGH	LOW
First Quarter	3.20	1.40	3.35	1.90
Second Quarter	2.25	1.25	3.30	2.89
Third Quarter	2.12	.13	2.96	2.00
Fourth Quarter	1.50	.13	2.37	.975

	CLOSING BID		CLOSING ASK
2013	HIGH	LOW	HIGH	LOW
First Quarter	1.20	.40	1.50	.98
Second Quarter	1.00	.52	1.55	.9585
Third Quarter	5.00	.52	7.00	1.15
Fourth Quarter	6.00	1.25	8.00	1.80

The above quotations, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions.  In addition, these quotations may not necessarily represent actual transactions.

Holders

As of March 27, 2014, there were approximately 15 stockholders of record holding 10,441,251 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

The Company did not generate any revenue in 2013 and does not expect to generate any revenues over the next 12 months.  Through our subsidiary, Eyefite, which holds all the intellectual property related to our technology, we are developing therapeutic products for the treatment of ophthalmic disorders.  As of December 31, 2013, we had $422,000 in cash and cash equivalents.  We also had 446,827 ordinary shares of Can-Fite (traded on the Tel Aviv Stock Exchange) presented in the Balance Sheet as $1,175,000. Although we can provide no assurances, we believe that such funds will be sufficient to continue our business and operations as currently conducted.  However, we will require significant additional financing in the future to fund our operations beyond 2015 .  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business.”  In addition, in February, 2013, we obtained a formal letter from Can-Fite stating that Can-Fite would defer receiving payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time the Company makes such deferred payments. For a long term solution, including financing our activities during 2015, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market them.

Results of Operations

For the period from June 27, 2011 (the inception date of Eyefite) to December 31, 2013, we did not generate any revenues from operations.  Operation expenses during the period from June 27, 2011 to December 31, 2013 were $6,132,000 with finance net income of $31,000 for a net loss of $6,101,000.  Operation expenses for the period mentioned above consisted of research and development of $3,802,000 and of general and administrative expenses of $2,330,000.  These general and administrative expenses were primarily due to professional, legal and accounting fees relating to our reporting requirements and of directors and management stock based compensation.  The finance net income was primarily due to a change in fair value of derivatives.

For the year ended December 31, 2013, we did not generate any revenues from operations. Operation expenses for the year ended December 31, 2013 were $3,270,000 with finance net income of $433,000 for a net loss of $2,837,000.  Operation expenses for the period mentioned above consisted of research and development expenses of $1,759,000 and of general and administrative expenses of $1,511,000. These general and administrative expenses were primarily due to directors and management stock based compensation, professional, legal and accounting fees relating to filing Form S-1 and our reporting requirements.  The finance net income was primarily due to a change in fair value of derivatives.

We did not generate any revenues from operations during the year ended December 31, 2012.  Operation expenses for the year ended December 31, 2012 were $2,511,000 with finance net income of $648,000 for a net loss of $1,863,000. Operation expenses for the period mentioned above consisted of research and development expenses of $1,827,000 and of general and administrative expenses of $684,000. These operation expenses were primarily due to professional, legal and accounting fees relating to our reporting requirements. The finance net income was primarily due to a change in the fair value of our derivatives.

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

Liquidity and Capital Resources

Since the Transaction, we have funded our operations primarily through the private placement of shares of our common stock which took place on November 21, 2011, the closing date of the Transaction. In such private placement, the Company raised approximately $3,500,000 in net proceeds after the deduction of offering expenses. On December 31, 2013, we held approximately $422,000 in cash and cash equivalents. Net cash used in operating activities was approximately $814,000 for the year ended December 31, 2013, compared with net cash used in operating activities of approximately $2,714,000 for the year ended December 31, 2012. The decrease in net cash used in operating activities during 2013 as compared to 2012, was primarily the result of deferring payments owed to Can-Fite under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications.

Net cash provided by investing activities for the years ended December 31, 2013 and 2012, were $509,000 and zero, respectively. The increase in net cash provided by investing activities during 2013 as compared to previous year was primary due to the sale of Can-Fite shares on June 17, 2013.

There was no net cash provided by financing activities for the years ended December 31, 2013 and 2012.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources and our letter from our parent Company will be sufficient to fund our current projected cash requirements to operate our business as currently conducted, we will require significant additional financing in the future to fund our operations beyond 2015.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business.”  Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

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

There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, other than the formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement, as detailed above under “Plan of Operation”. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company beyond 2015.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business.”  As of the date of this report, we have no material capital commitments.

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

The Company currently holds 446,827 shares of Can-Fite’s issued and outstanding ordinary shares which 178,730 of them still have certain resale restriction provisions.  Such restrictions provide that these shares may be sold as follows: 89,365 shares, not before May 21, 2014; and 89,366 shares, not before August 21, 2014; provided that, the amount to be sold on any one day may not exceed the average daily trading volume during the eight-week period preceding such sale.

As of December 31, 2013, the Company holds $1,175,000 in marketable securities classified in short term assets, designated as available-for-sale.

Because part of our investment in Can-Fite's shares is restricted, the Company needs to adjust the restricted shares' fair value in order to reflect such restriction on such shares’ price. In estimating the fair value of the Can-Fite restricted shares held by the Company, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2013, and December 31, 2012: risk-free interest rates ranging from 0.89% to 0.93% and 1.66% to 1.74%; dividend yields of 0%; volatility factors of 77.4% and 77.06%; and a weighted-average contractual life of the restricted shares of between 0.14 to 0.64 years and 0.14 to 0.89.

As a result, the fair value of the Can-Fite shares held by the Company on the transaction date reflects the resale restrictions.  The fair value of these shares based on an external expert’s valuation as of December 31, 2013 and 2012 was $1,175,000 and $1,229,000 respectively.  For accounting purposes their fair value represents a discount of their shares’ market value of $111,000 and $366,000, respectively.

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

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  As of December 31, 2013, this standard has no effect to the Company’s financial statements.

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

According to the Services Agreement, as additional consideration for its services, the Company agreed to pay to CanFite additional fees (“Additional Fees") equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, Eyefite) for rights to CF101 from third-party sublicensees (including up front payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity).  Can-Fite has the right, at any time from November 21, 2011, until the fifth year anniversary thereof, to convert its Additional Fees right for royalties into a warrant (the “Warrant”) to purchase 480,022 shares of common stock of the Company.  The exercise price for the Warrant is an aggregate of $2.5 million, based on a per share exercise price of $5.148. The Warrant may also be exercised on a cashless basis.

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

Consequently, the Company recorded as part of the recapitalization transaction a liability related to the Exchange Right in the amount of $438,000 based on its fair value on November 21, 2011.  Issuance expenses that were allocated to this component, which amounted to $50,000, were expensed immediately and are included as part of financial expenses in the consolidated statements of operations (see Note 7 to the consolidated financial statements for the re-measurement at year end).

The fair value of the derivatives was determined using the binomial option-pricing model.  This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term.

The fair value of the Derivative as of December 31, 2013 and 2012 amounted to $7,000 and $470,000 respectively, was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of comprehensive loss.

We recognizes compensation expenses for the value of its awards granted based on the accelerate recognition method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the fair value of stock options granted using the common option-pricing models (i.e. the Black-Scholes model and the Binomial model). These option-pricing models require a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index.

Under the 2012 Plan, we may grant, among other awards, stock options, restricted stock and restricted stock units of the Company to our officers, directors, employees and consultants. See “Executive Compensation — Equity Awards”.

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Financial Statements Index

Report of Independent Registered Public Accounting firms

Consolidated Balance Sheets, December 31, 2013 and 2012

Consolidated Statements of Operations, for the years ended December 31, 2013 and 2012 and from June 27, 2011 (the  “Inception of the Development Stage”) through December 31, 2013

Consolidated Statements of Changes in Stockholders’ Equity from the Inception of the Development Stage through December 31, 2013

Consolidated Statements of Cash Flows, for the years ended December 31, 2013  and 2012 and from the Inception of the Development Stage through  December 31, 2013

Notes to Consolidated Financial Statements

(b)

Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd.	8-K	000-52545	2.1	11/23/11
2.2	Agreement and Plan of Merger, dated February 24, 2012	8-K	000-52545	2.1	4/5/12
3.1	Certificate of Incorporation					X
3.2	Current Bylaws	8-K	000-52545	3.1	5/10/13
3.3	Delaware Certificate of Merger	8-K	000-52545	3.3	4/5/12
3.4	Nevada Articles of Merger	8-K	000-52545	3.4	4/5/12
4.1	Specimen Common Stock Certificate	10-K	000-52545	4.1	3/30/12
10.1	Warrant dated November 21, 2011 to Can-Fite Biopharma Ltd. for 480,022 shares	8-K	000-52545	4.1	11/23/11
10.2	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd.	8-K	000-52545	10.1	11/23/11
10.3	License Agreement, dated November 21, 2011, between Can-Fite Biopharma Ltd. and Eyefite Ltd.	8-K	000-52545	10.2	11/23/11
10.4	Services Agreement, dated November 21, 2011, by and among Can-Fite Biopharma Ltd., Eyefite Ltd. and the Company	8-K	000-52545	10.3	11/23/11
10.5	2012 Stock Incentive Plan*	8-K	000-52545	4.1	2/9/12
10.6	2012 Stock Incentive Plan, Annex A*	8-K	000-52545	99.1	3/8/13
10.6	Option Agreement dated November 21, 2011, with Jacob Wonsover*	10-K	000-52545	10.6	3/30/12
10.7	Option Agreement dated November 21, 2011, with Traum-Urlaub, Inc.*	10-K	000-52545	10.7	3/30/12
10.8	Agreement dated February 2, 2012, with Roger Kornberg*	10-K	000-52545	10.8	3/30/12
10.9	Employment and Non-Competition Agreement dated February 22, 2011 by and between Can-Fite Biopharma Ltd. and Barak Singer*	8-K	000-52545	99.1	3/1/13

10.10	Amendment to Employment and Non-Competition Agreement dated February 28, 2013 by and among Can-Fite Biopharma Ltd., OphthaliX Inc. and Barak Singer*	8-K	000-52545	99.2	3/1/13
10.11	Singer Option Grant Form	8-K	000-52545	99.1	4/26/13
10.12	Insider Trading Policy	8-K	000-52545	99.1	5/10/13
10.13	Belkin Option Grant Form					X
16.1	Letter from R.R. Hawkins & Associates International to the Securities and Exchange Commission dated December 5, 2011.	8-K	000-52545	16.1	12/5/11
21.1	Subsidiaries	8-K	000-52545	16.1	11/23/11
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OphthaliX Inc.

Date: March 27, 2014	By:	/s/ Barak Singer
Barak Singer, Chief Executive Officer

Date: March 27, 2014	By:	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Pnina Fishman Pnina Fishman	Chairman	March 27, 2014

/s/ Ilan Cohn Ilan Cohn	Director	March 27, 2014

/s/ Guy Regev Guy Regev	Director	March 27, 2014

/s/ Roger Kornberg Roger Kornberg	Director	March 27, 2014

/s/ Michael Belkin Michael Belkin	Director	March 27, 2014

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

U.S. DOLLARS IN THOUSANDS

INDEX

Kost Forer Gabbay & Kasierer	Tel: +972-3-6232525
3 Aminadav St.	Fax: +972-3-5622555
Tel-Aviv 6706703, Israel	ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OPHTHALIX INC.

(A development stage company)

We have audited the accompanying consolidated balance sheets of OphthaliX Inc. (a development stage company) and its subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statement of comprehensive loss, changes in stockholders' equity (deficiency) and cash flows for each of the years ended December 31, 2013 and 2012 and for the period from June 27, 2011 (the inception date) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2013 and 2012, and the consolidated results of their comprehensive loss and their cash flows for each of the years ended December 31, 2013 and 2012 and for the period from June 27, 2011 (the inception date) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 27, 2014	A Member of Ernst & Young Global

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except shares per share data

	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$422	$727
Investment in Parent Company (Note 3)	1,175	828
Related company (Note 11)	-	72
Other accounts receivable (Note 4)	20	258

Total current assets	1,617	1,885

LONG-TERM ASSETS:
Investment in Parent Company (Note 3)	-	401
Property and equipment, net	1	-

Total long-term assets	1	401

Total assets	$1,618	$2,286

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Related company (Note 11)	$1,487	$-
Other accounts payable and accrued expenses (Note 5)	263	199

Total current liabilities	1,750	199

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement (Note 6)	7	470

STOCKHOLDERS' EQUITY (DEFICIENCY):
Share capital
Preferred Stock -
Authorized : 1,000,000 shares at December 31, 2013 and 2012, respectively; Issued and Outstanding: 0 shares at December 31, 2013 and 2012, respectively	-	-
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares at December 31, 2013 and 2012, respectively; Issued and Outstanding: 10,441,251 shares at December 31, 2013 and 2012, respectively	10	10
Additional Paid-in capital	5,469	4,871
Accumulated other comprehensive income	483	-
Accumulated deficit	(6,101)	(3,264)

Total stockholders' equity (deficiency)	(139)	1,617

Total liabilities and stockholders' equity (deficiency)	$1,618	$2,286

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

			Period from
			June 27, 2011
			(inception date)
	Year Ended December 31,		to December 31,
	2013	2012	2013

Operating expenses:
Research and development	$1,759	$1,827	$3,802
General and administrative	1,511	684	2,330

Total operating expenses	3,270	2,511	6,132

Financial income , net (Note 10)	(433)	(648)	(31)

Net loss	$2,837	$1,863	$6,101

Net loss per share:
Basic loss per share	$(0.27)	$(0.18)

Diluted loss per share	$(0.27)	$(0.26)

Weighted average number of shares of Common Stock used in computing basic net loss per share	10,441,251	10,441,251

Weighted average number of shares of Common Stock used in computing diluted net loss per share	10,441,251	10,921,273

Other comprehensive income :

Available-for-sale investments:
Changes in net unrealized loss (gains)	(523)	136	(343)
Less: reclassification adjustment for net loss (gains) included in net loss	40	(180)	(140)

Total other comprehensive income	$(483)	$(44)	$(483)

Comprehensive loss	$2,354	$1,819	$5,618

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share and per share data

	Shares of		Additional		Accumulated other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance as of June 27, 2011 (inception date)	8,000,000	$8	$(8)	$-	$-	$-
Net Loss for period ending November 21, 2011	-	-	-	(21)	-	(21)
Shares issued with respect to reverse acquisition of OphthaliX Inc.	1,231,207	1	(1)	-	-	-
Issuance of common stock and warrants, net (a)	1,210,044	1	4,660	-	-	4,661
Unrealized loss from the investment in Parent Company	-	-	-	-	(44)	(44)

Net loss	-	-	-	(1,380)	-	(1,380)

Balance as of December 31, 2011	10,441,251	10	4,651	(1,401)	(44)	3,216

Stock based compensation	-	-	220	-	-	220
Unrealized loss from investment in Parent Company	-	-	-	-	(136)	(136)
Other than temporary impairment of investment in Parent Company	-	-	-	-	180	180

Net loss	-	-	-	(1,863)	-	(1,863)

Balance as of December 31, 2012	10,441,251	10	4,871	(3,264)	-	1,617

Stock based compensation	-	-	598	-	-	598
Unrealized gain from investment in Parent Company	-	-	-	-	483	483

Net loss	-	-	-	(2,837)	-	(2,837)

Balance as of December 31, 2013	10,441,251	$10	$5,469	$(6,101)	$483	$(139)

(a)  net of issuance expenses in an amount of $612 (see note 8.b)

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,		Period from June 27, 2011 (inception date) to December 31,
	2013	2012	2013

Cash flows from operating activities:

Net loss	$(2,837)	$(1,863)	$(6,101)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from sale of investments in Parent Company	26	-	26
Other than temporary impairment of investment in Parent Company	-	323	323
Depreciation	1	-	1
Stock based compensation	598	220	818
Decrease (increase) in other accounts receivable	238	(255)	(20)
Decrease (increase) in related company balance	1,559	(212)	1,487
Increase in other account payables and accrued expenses	64	39	263
Decrease in fair value of the derivative related to Service Agreement	(463)	(966)	(381)

Net cash used in operating activities	(814)	(2,714)	(3,584)

Cash flows from investing activities:

Proceed from sale of parent Company shares, net	511	-	511
Purchase of property and equipment	(2)	-	(2)

Net cash provided by investing activities	509	-	509

Cash flows from financing activities:

Proceeds from issuance of Common Stock and warrants, net	-	-	3,497

Net cash provided by financing activities	-	-	3,497

Change in cash and cash equivalents	(305)	(2,714)	422
Cash and cash equivalents at the beginning of the period	727	3,441	-

Cash and cash equivalents at the end of the period	$422	$727	$422

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

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the "Parent Company" or "Can-Fite") a public company in Israel and U.S and Denali, as further detailed in Note 1b below.

The Company and the Subsidiary conduct research and development activities using an exclusive worldwide license for a therapeutic drug CF101 solely for the field of ophthalmic diseases after the consummation of the transaction. See also Note 1b2.

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

The Company also received 714,922 ordinary shares in Can-Fite, representing approximately 7% of Can-Fite's issued and outstanding share capital as of the Closing Date. On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of December 31, 2013, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 2.7% of Can-Fite's issued and outstanding share capital.

In addition, OphthaliX issued to Can-Fite 466,139 shares of Common Stock, par value $0.001 per share, of the Company in exchange for Can-Fite ordinary shares valued at $2,400 at the time of the grant.

In accordance with the Israeli Securities Law (1968), Section 15C and related Securities Regulations, the shares issued by Can-Fite to OphthaliX have a “Resale Restriction Period”, which consists of one year of full restriction and a liquidation period of eight consecutive quarters. As such, OphthaliX is able to sell 12.5% of the Can-Fite ordinary shares it holds every quarter since November 21, 2012.

As part of the recapitalization arrangement, Can-Fite made an additional equity investment in OphthaliX in the amount of $500 in consideration for the issuance of an aggregate of 97,113 shares of Common Stock of OphthaliX at a price per share equal to $5.148.

NOTE 1:-

GENERAL (Cont.)

In contemplation of the recapitalization transaction, it was agreed that for every four shares of Common Stock purchased by the New Investors and Can-Fite, they received nine warrants to acquire two share of Common Stock of the Company. The exercise price of such warrants is $7.74 per share of Common Stock. The warrants are exercisable for a period of five years from the date of grant. The warrants do not contain nonstandard anti-dilution provisions (see also Note 8b).

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

2.

License and research and development services from Can-Fite:

In connection with the consummation of the recapitalization transaction, the Company and Can-Fite entered into a license agreement, pursuant to which Can-Fite granted EyeFite a sole and exclusive worldwide license for the use of CF101, solely in the field of ophthalmic diseases ("CF101"). EyeFite will be obligated to make to the U.S. National Institutes of Health ("NIH"), with regard to the patents of which are included in the license to EyeFite, for as long as the license agreement between the Company and NIH remains in effect, a nonrefundable minimum annual royalty fee and potential future royalties of 4.0% to 5.5% on net sales.

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. During 2013, the Company accrued an amount of $75 related the Glaucoma phase II clinical trial. EyeFite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During 2013, the Company did not reach any milestone or generate revenue that would trigger any such payments to Can-Fite.

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

According to the Service Agreement, Can-Fite will have the right, at any time until the November 21, 2016, to convert the Additional Payment into an additional 480,022 shares of Common Stock of the Company (subject to adjustment in certain circumstances - See also Note 6).

c.

The Company devotes most of its efforts toward research and development activities. As of December 31, 2013 the Company does not have sufficient capital resources to conduct its research and development activities until commercialization of the underlying products.

The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company. Liquidity resources, as of December 31, 2013 will be sufficient to continue the development of the Company's products at least for twelve months.

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. Such initiatives may include monetizing part of the Company's investment in Can-Fite's ordinary shares. In addition, in February 2013, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer receiving payments owed under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company. As of December 31, 2013, the deferred payments to Can-Fite totaled $1,473.

NOTE 1:-

GENERAL (Cont.)

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

Although the majority of the Company and its Subsidiary's operations are conducted in Israel, most of their expenses are in U.S dollar. Therefore, the Company's management believes that the U.S dollars is the functional currency of the primary economic environment in which the Company and its subsidiary operate.

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with ASC 830-10, "Foreign Currency Matters". All transactions gains and losses of the re-measurement of monetary balance sheets items are reflected in the consolidated statements of comprehensive loss as financial income or expenses, as appropriate.

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

e.

Investment in Parent Company:

In accordance with ASC320, the accounting for the Company's investment in the equity securities depend on the remaining period of the tradability restriction in its respective market of the shares (as described in Note 1b).

Shares that are restricted for less than one year re-measured to reflect fair value at each cutoff date. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity under accumulated other comprehensive income in the consolidated balance sheets. Realized gains and losses on sales of available-for-sale securities are included as financials income, net in the consolidated statements of comprehensive loss. During 2013, the Company recorded loss from the sale of the available-for-sale securities of $26.

The rest of the restricted shares that have trade restrictions for more than one year are classified as financial assets, on a cost basis (based on the valuation of an expert as of transaction date). As of December 31, 2013, there are no restricted shares for more than one year.

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company recognizes an impairment charge when a decline in the fair value of its investments in securities is below the cost basis of such securities is judged to be other than temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company's intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment is recognized as part of financial income, net, net in the statement of comprehensive loss and is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. During 2012, the Company recorded other than temporary impairment of $323. (See also Note 3).

f.

Research and development expenses:

All research and development costs are charge to expense as incurred.

g.

Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of comprehensive loss.

The Company recognizes compensation expenses for the value of its awards granted based on the accelerated recognition method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the binomial option pricing-model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the early exercise multiply. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index. The early exercise multiply is representing the value of the underlying stock as a multiple of the exercise price of the option which, if achieved, results in exercise of the option. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

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

The total weighted average number of shares related to the outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 1,437,315 and 771,296 for the years ended December 31, 2013 and 2012, respectively.

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.

Income taxes:

The Company and its subsidiary account for income taxes and uncertain tax positions in accordance with ASC 740, "Income Taxes" (“ASC 740”). ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a full valuation allowance, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

The Company implements a two-step approach to recognize and to measure uncertain tax positions in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

j.

Prepaid expenses:

All prepaid expenses are composed of clinical trials drug-kits which expensed based on a percentage of completion method of the related clinical trials.

k.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and other account receivables.

Cash and cash equivalents are deposited with a major bank in Israel. The Company's management believes that the financial institution that holds the Company's investments is an institution with high credit standing, and accordingly, minimal credit risk exists with respect to these investments.

l.

Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, other accounts payable and accrued expenses, approximate fair value because of their generally short-term maturities.

The Company adopted ASC 820, "Fair Value Measurements and Disclosures" (“ASC 820”). ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to release a liability in an orderly transaction between market participants.

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

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 3: -

INVESTMENT IN PARENT COMPANY

As of December 31, 2013 the Company holds 446,826 of Can-Fite's outstanding ordinary shares that have certain a resale restriction provisions (also see Note 1b). As a result of such restrictions, the Company adjusted the quoted market price in the Tel-Aviv Stock Exchange of its investment in Parent Company's shares, to reflect the discount that results from the resale restriction provisions. In measuring the fair value the Company used an average of Protective Put Option with Asian Put option models. In estimating the fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2013: risk-free interest rates ranging from 0.89% to 0.93%; dividend yields of 0%; volatility factors of 77.4%; and a weighted-average contractual life of the options of between 0.14 and 0.64 years.

The Company reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, the length of time and extent to which the fair value has been less than its cost basis. Based on the Company’s consideration of these factors, as of December 31, 2012 the Company recognized other-than-temporary impairment in a total amount of $323 related to its holding of Can-Fite shares, which is presented as part of financial income, in the Consolidated Statements of Comprehensive Loss. No such other-than-temporary-impairment was identified during 2013.

On June 17, 2013, the Company sold 268,095 Can-Fite's ordinary shares for a total consideration of $511. As a result of such sale the Company recorded loss in the amount of $26 as part of financial income, net in the Consolidated Statements of Comprehensive Loss.

As of December 31, 2013, the Company's investment in Parent Company is $1,175 classified as short term assets and the related unrealized gains totaled $483.

NOTE 4:-

OTHER ACCOUNTS RECEIVABLE

	December 31,
	2013	2012

Prepaid expenses	$20	$249
Tax authorities	-	9

	$20	$258

NOTE 5:-

OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2013	2012

Accounts Payable	$4	$4
Accrued expenses	259	195

	$263	$199

NOTE 6:-

DERIVATIVE RELATED TO SERVICE AGREEMENT

In contemplation with the Reverse Recapitalization described in Note 1b, on November 21, 2011 the Company entered into the Service Agreement.

According to the Service Agreement, in consideration for Can-Fite's services, Eye-Fite shall pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%). Furthermore, the Company is required to pay Can-Fite an additional payment of 2.5% from all future proceeds received by OphthaliX or any of its affiliates in relation to CF101. Can-Fite has the right (the "Exchange Right" or the "Derivative"), at any time from November 21, 2011 until November 21, 2016, to convert its right for the additional payment into a warrant (the "Warrant") to purchase 480,022 shares of Common Stock of the Company. The exercise price for the Warrant shall be as follows: (i) in the event that within 12 months of November 21, 2011, the Company or any of its affiliates completes any transaction which has a "bio-dollar" value of more than $100 million (a "Qualified Financing Arrangement"), then the exercise price shall be the par value of the shares of Common Stock, and (ii) at any other time, then the exercise price for all the shares shall be an aggregate of US $2.5 million, equal to a per share exercise price of $5.148.

The Company's management applied ASC 815 to evaluate whether the Exchange Right (contingent call option to holders) instrument is a financial instrument that has the characteristics of a derivative. In specific the Company's management had also evaluated ASC 815-10-15-74(a) scope exception.

The Company's management concluded that the Exchange Right doesn't have fixed settlement provisions, and therefore, should be classified as liability at inception. The Exchange Right is being re-measured at fair value each reporting period until date of exercise or expiration with the change in value reported in the statements of comprehensive loss (as part of financial income, net).

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

The fair value of the Derivative as of December 31, 2013 and 2012 amounted to $7 and $470 respectively, was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term. In estimating the derivative fair value, the Company used the following assumptions:

	December 31		Issuance date
	2013	2012

Risk-free interest rate (1)	0.78%	0.54%	0.92%
Expected volatility (2)	58.41%	79.13%	76.26%
Expected life (in years) (3)	2.92	3.92	5
Expected dividend yield (4)	0	0	0

(1)

Risk-free interest rate - based on the yields from U.S. treasury bonds with different periods to maturity (according to different projection periods).

(2)

Expected volatility - was calculated based on actual historical stock price movements of the Parent Company over a term that is equivalent to the expected term of the option.

NOTE 6:-

DERIVATIVE RELATED TO SERVICE AGREEMENT (Cont.)

(3)

Expected life - the expected life of the conversion feature was based on the term of the derivative.

(4)

Expected dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to stockholders in the foreseeable future.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of December 31, 2013 and 2012.

	December 31, 2013
	Fair Value Measurements
Description	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)

Investment in Parent Company	$1,175	$514	$661	$-
Derivative related to Service Agreement	(7)	-	-	(7)

Total Financial Assets, net	$1,168	$514	$661	$(7)

	December 31, 2012
	Fair Value Measurements
Description	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)

Investment in Parent Company	$828	$199	$629	$-
Derivative related to Service Agreement	(470)	-	-	(470)

Total Financial Assets, net	$358	$199	$629	$(470)

(1)

Represents the portion of the Parent Company's shares that has no trading restrictions.

(2)

Represents the portion of the Parent Company's shares that has trading restrictions.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2013 and 2012. The Company's Level 3 instruments consist of Derivative (see Note 6).

NOTE 7:-

FAIR VALUE MEASUREMENTS (Cont.)

(3)

Fair value measurements using significant unobservable inputs (Level 3):

Balance at January 1, 2012	$1,436

Change in fair value of derivatives	(966)

Balance at December 31, 2012	470

Change in fair value of derivatives	(463)

Balance at December 31, 2013	$7

NOTE 8:-

SHARE CAPITAL

a.

Shares of Common Stock:

The shares of Common Stock represent the legal acquirer, meaning OphthaliX's share capital as of the transaction date.

Shares of Common Stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and the right to receive dividends, if declared.

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

b.

Warrants:

In contemplation with the Reverse Recapitalization, it was agreed that for each four shares of Common Stock purchased by the New Investors and Can-Fite, they will be granted by the Company nine warrants to acquire two share of Common Stock of the Company. The exercise price of the warrants is $7.74 per share of Common Stock. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain nonstandard anti-dilution provisions.

According to ASC 815-40-15 and 25 instructions, the Company's management evaluated whether the warrants are entitled to the scope exception in ASC 815-10-15-74 (as the warrants meet the definition of a derivative under ASC 815-10-15-83). Based on their straight forward terms (i.e., fix exercise price, no down-round or other provisions that will preclude them from being considered indexed to the Company's own stock), the Company's management concluded that the warrants should be classified as equity at inception.

In contemplation of the transaction, the Company issued a total of 532,870 warrants to acquire 118,415 shares of Common Stock to consultants and brokers involved in the transaction with a fair value in total of $329 (the "Adviser Warrants").

Therefore, the fair value of the Adviser Warrants was accounted as issuance expenses, whereas $304 allocated to equity component and were deducted from additional paid in capital, $25 were allocated to a derivative component and expensed immediately as part of financial expenses. All the Adviser Warrants are fully vested. The Company estimates the fair value of Adviser Warrants granted using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 0.92%, dividend yield of 0%, volatility factors of the expected market price of the Parent Company's ordinary shares of 76.23% and expected life of the options of 3.72 years.  The Adviser Warrants are exercisable upon the payment of $5.148 per share of Common Stock. As of December 31, 2013 the intrinsic value of the Adviser Warrants is zeroed.

NOTE 8:-

SHARE CAPITAL (Cont.)

On November 12, 2012, the Board of Directors, complying with the undertaking taken as part of the recapitalization of the Company on November 21, 2011, formerly resolved to issue to certain investors and Can-Fite, 1,455,228 and 1,267,315 warrants to acquire 323,384 and 281,625 shares of Common Stock of the Company, respectively (the "Warrants"). The exercise price of such Warrants is $7.74 per share. The Warrants are exercisable for a period of five years from their date of grant and do not contain any non- standard anti-dilution provisions.

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

Upon the adoption of the 2012 Stock Option Plan the Company reserved for issuance 1,088,888 shares of Common Stock, $ 0.001 par value each. As of December 31, 2013 the Company has 762,564 shares of Common Stock available for future grant under the 2012 Plan.

On January 2013, the Board of Directors approved the adoption of an annex to the 2012 Plan. This Annex only applies to the Israeli grantees in order to comply with the requirements set by the Israeli law in general and in particular with the provisions of section 102 of the Israeli tax ordinance.

1.

In January 2012, the Company granted to one of its board members, options to purchase 52,222 shares of Common Stock of the Company at an exercise price of $9.00 per share. The options shall be vested in a period of 36 months so long as he remains a director until fully vested. The options were granted under the Company's 2012 Plan and shall expire 10 years from the grant date. The agreement prohibits the board member from employment or connection with, or holding any office in, any business or undertaking which competes with any business of the Company or is a customer or supplier of the Company.

2.

On December 12, 2012, the Board of Directors of the Company approved the appointment of a Chief Executive Officer ("Former CEO") of the Company effective January 1, 2013. The Board of Directors also approved an employment agreement of the Former CEO, which became effective on January 1, 2013. The agreement was terminated on February 25, 2013.

In contemplation of the termination of the Former CEO, the Board of Directors approved the grant of options to the Former CEO. He received options to acquire 8,701 shares of Common Stock of OphthaliX at an exercise price of $5.29 in accordance with the terms of the 2012 Plan and the Israeli Annex to the Company’s 2012 Plan (collectively, the "2012 Plan") and which options expired on August 28, 2013.

3.

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

On April 22, 2013, the Company’s Board of Directors approved the grant of options to the Current CEO. In accordance with the option agreement, he received options to acquire 104,412 shares of Common Stock of OphthaliX at an exercise price of $5.29 (the "Time Based Options") which expire ten years from the grant date. The Time Based Options shall vest over a period of three years on a quarterly basis over twelve consecutive quarters from the date of commencement of the employment of the Current CEO. In addition, the Company's Board of Directors also approved the grant of an aggregate of 469,855 options to the Current CEO, to acquire 104,412 shares of Common Stock of OphthaliX at an exercise price of $5.29 in accordance with the terms of the 2012 Plan, and which expire ten years from the grant date. These options vest upon the achievement of certain businesses and financial milestones, as defined in the agreement governing the same. As of December 31, 2013 it's not probable that each of the milestones will be satisfie

NOTE 8:-

SHARE CAPITAL (Cont.)

4.

On May 9, 2013, the Company’s Board of Directors granted options, which were modified on May 29, 2013 as to number and exercise price, to purchase 13,055 shares of its Common Stock to the Company’s Chief Financial Officer.  These options have an exercise price of $9.00 per share and expire on May 29, 2023.  29,375 of these options vest immediately and the remaining 29,375 will vest over a period of three years on a quarterly basis for 12 consecutive quarters from the date of the grant. The Company accounted for the modification in accordance with ASC-718 "Compensation – Stock Compensation", which measures the fair value of the replacement award against the fair value of the cancelled award on the cancellation date. During 2013 the Company recognized a total compensation of $62 which $38 of them related to the modification.

5.

On May 9, 2013 the Company’s Board of Directors approved the grant of options, with the same terms as the options granted to the Company's Chief Financial Officer as described above, to certain members of the Company’s Board of Directors, its Secretary and a director of EyeFite. The option grants to the Company’s Secretary and the EyeFite director were made but later rescinded by the Company’s Board of Directors on June 13, 2013 and the respective grantees waived any rights in and to such options.  The Company accounted for these option awards as a cancellation of awards and, in accordance with ASC-718 “Compensation – Stock Compensation”, all unrecognized compensation costs were recorded on the cancellation date amounted to $211. The options to be granted to the members of the Company’s Board of Directors, which also required the approval of the Company’s stockholders, were never granted due to the failure to obtain such stockholder approval.

6.

On July 1, 2013, the Board of Directors approved the appointment of a new director. As part of the agreement with the director, the Company granted him ten-year options under the 2012 Plan to purchase 52,222 shares of Common Stock of the Company at $6.638 per share. The options vest as follows: 1/12th vested on September 30, 2013 and 1/12th of the total options vest on the last day of each 11 quarters thereafter so long as he remains a director, until fully vested.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the period presented:

	Year ended December 31,
Description	2013	2012
Risk-free interest rate	1.72%-2.5%	0.9%
Expected volatility	68.5%-71.6%	80%
Dividend yield	0	0
Contractual life	10	10
Early Exercise Multiple (Suboptimal Factor)	3	-
Fair value of options granted during the period	$ 0.54-0.6	$ 1.44

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)

Outstanding at beginning of year	52,222	9.00	9.09	$-
Granted	574,315	5.58	-	-
Forfeited/cancelled	(300,213)	5.45		-

Outstanding at the end of year	326,324	6.25	9.15	$-

Exercisable at the end of the year	77,235	7.48	8.79	$-
Vested and expected to be vested	221,911	6.70	9.07	$-

NOTE 8:-

SHARE CAPITAL (Cont.)

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $1.90 as of December 31, 2013.

As of December 31, 2013, there was $218 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 2.25 years.

NOTE 9:-

INCOME TAXES

The Company and its Israeli subsidiary are separately taxed under the domestic tax laws of the state of incorporation of each entity.

a.

Net operating losses carryforward:

The Company is subject to U.S. income taxes. As of December 31, 2013, the Company has net operating loss carryforwards for federal income tax purposes of approximately $ 1,188 which expire in the years 2018 to 2032. The Company has no operating loss carry forwards for state income tax purposes. Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company's subsidiary in Israel has estimated accumulated losses for tax purposes as of December 31, 2013, in the amount of approximately $1,800 which may be carried forward and offset against taxable income in the future for an indefinite period.

b.

According to the law in Israel the results of the Israeli subsidiary for tax purposes are measured in nominal values.

c.

Profit (loss) before taxes is comprised as follows:

	Year ended December 31,
	2013	2012

Domestic	$(869)	$40
Foreign (Israel)	(1,968)	(1,903)

	$(2,837)	$(1,863)

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

	December 31,
	2013	2012

Operating loss carryforward	$952	$397
Research and development expenses	229	322
Investment in parent Company	130	469
Deferred tax assets before valuation allowance	1,311	1,188
Valuation allowance	(1,311)	(1,188)
Net deferred tax asset	$-	$-

NOTE 9:-

INCOME TAXES (Cont.)

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

The Israeli corporate tax rate is 25% in 2013.

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

On July 30, 2013, the Israeli Parliament approved the second and third readings of the Economic Plan for 2013-2014 ("Amended Budget Law") which consists, among others, of fiscal changes whose main aim is to enhance the collection of taxes in those years.

These changes include, among others, raising the Israeli corporate tax rate from 25% to 26.5% effective from January 1, 2014.

The deferred tax balances included in the financial statements as of December 31, 2013 are calculated according to the new tax rates that were substantially enacted as of the balance sheet date and therefore comply with the above changes, as applicable to the Company.

The corporate tax in the U.S. applying to a Company (incorporated in state of Delaware), consists of a progressive corporate tax at a rate of up to 35% plus state tax and local tax at rates depending on the state and the city in which the company manages its business. In the Company's estimation, it is subject to approximately a 40% tax rate.

NOTE 10:-

FINANCE INCOME, NET

	Year ended December 31,		Period from June 27, 2011 (inception date) to December 31,
	2013	2012	2013

Bank fees	$4	$2	$9
Interest expenses (income)	17	(7)	9
Revaluation of Derivative related to service agreement	(463)	(966)	(381)
Other than temporary impairment	-	323	323
Loss from sale of parent Company shares	26	-	26
Foreign currency translation adjustments	(17)	-	(17)

Finance income, net	$(433)	$(648)	$(31)

NOTE 11:-

RELATED PARTY TRANSACTIONS

On November 21, 2011, the Company entered into a license agreement with the Parent Company, (for further information, refer to Notes 1b and 6). Details of the transactions with related parties are depicted in the following tables:

Transactions with related parties:

	Year ended December 31,		Period from June 27, 2011 (inception date) to December 31,
	2013	2012	2013

Research and development expenses (1)	$1,530	$1,506	$3,252

General and administrative expenses (2)	$152	$61	$213

Finance income, net (1)	$446	$966	$364

Balances with Related Parties:

	December 31,
	2013	2012

Related company (1)	$(1,487)	$72

Investment in Parent Company (3)	$1,175	$1,229

Other account payables and accrued expenses (1)	$(175)	$(100)

Derivative related to service agreement (1)	$(7)	$(470)

(1)

Related to Service Agreement. See Notes 1.b.2.

(2)

Related to Service Agreement. See Notes 1.b.2 and to the CEO employment agreement.

(3)

Related to Investment in Parent Company. See Notes 2.e and Note 3.