Form 10-Q
period 2014-03-31
OphthaliX, Inc.
filed 2014-05-08
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

      .

Accelerated filer .

      .

Non-accelerated filer .

      .

Smaller reporting company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .  No   X .

The number of shares outstanding of the registrant’s Common Stock on May 8, 2014, was 10,441,251.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Comprehensive Loss	5

Condensed Consolidated Statements of Changes in Stockholders' Deficiency	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8 - 14

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$266	$422
Investment in Parent Company	1,064	1,175
Other accounts receivable	53	20

Total current assets	1,383	1,617

LONG-TERM ASSETS:
Property and equipment, net	1	1

Total long-term assets	1	1

Total assets	$1,384	$1,618

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Related company	$1,698	$1,487
Other accounts payable and accrued expenses	241	263

Total current liabilities	1,939	1,750

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	6	7

STOCKHOLDERS' DEFICIENCY
Share capital
Preferred Stock -
Authorized : 1,000,000 shares at March 31, 2014 and December 31, 2013, respectively; Issued and Outstanding: 0 shares at March 31, 2014 and December 31, 2013	-	-
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares at March 31, 2014 and December 31, 2013, respectively; Issued and Outstanding: 10,441,251 shares at March 31, 2014 and December 31, 2013, respectively	10	10
Additional Paid-in capital	5,526	5,469
Accumulated other comprehensive income	372	483
Accumulated deficit	(6,469)	(6,101)

Total stockholders' deficiency	(561)	(139)

Total liabilities and stockholders' deficiency	$1,384	$1,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	Three months ended		Period from June 27, 2011 (inception date) to
	March 31,		March 31,
	2014	2013	2014

Operating expenses:
Research and development	$196	$596	$3,998
General and administrative	160	205	2,490

Total operating expenses	356	801	6,488

Financial expenses (income), net	12	(59)	(19)

Net loss	$368	$742	$6,469

Net loss per share:
Basic and diluted loss per share	$(0.04)	$(0.07)

Weighted average number of shares of Common Stock used in computing basic net loss per share	10,441,251	10,441,251

Weighted average number of shares of Common Stock used in computing diluted net loss per share	10,441,251	10,921,273

Other comprehensive loss (income) :

Available-for-sale investments:
Changes in net unrealized loss (gains)	$111	$(63)	$(232)
Less: reclassification adjustment for net loss (gains) included in net loss	-	-	(140)

Total other comprehensive loss (income)	111	(63)	(372)

Comprehensive loss	$479	$679	$6,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	Shares of Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	income	deficiency

Balance as of December 31, 2012	10,441,251	$10	$4,871	$(3,264)	$-	$1,617

Stock based compensation	-	-	598	-	-	598
Unrealized gain from investment in Parent Company	-	-	-	-	483	483

Net loss	-	-	-	(2,837)	-	(2,837)

Balance as of December 31, 2013	10,441,251	10	5,469	(6,101)	483	(139)

Stock based compensation	-	-	57	-	-	57
Unrealized loss from investment in Parent Company	-	-	-	-	(111)	(111)

Net loss	-	-	-	(368)	-	(368)

Balance as of March 31, 2014	10,441,251	$10	$5,526	$(6,469)	$372	$(561)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	Three months ended		Period from June 27, 2011 (inception date) to
	March 31,		March 31,
	2014	2013	2014

Cash flows from operating activities:

Net loss	$(368)	$(742)	$(6,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other account receivables	(33)	121	(53)
Increase (decrease) in other accounts payables and accrued expenses	(22)	(37)	241
Increase in related company balance	211	492	1,698
Depreciation	-	-	1
Changes in fair value of the derivative related to Service Agreement	(1)	(59)	(382)
Other than temporary impairment of investment in Parent Company	-	-	323
Loss from sale of investments in Parent Company	-	-	26
Stock based compensation	57	30	875

Net cash used in operating activities	(156)	(195)	(3,740)

Cash flows from investing activities:
Proceed from sale of parent Company shares, net	-	-	511
Purchase of property and equipment	-	(2)	(2)

Net cash used in operating activities	-	(2)	509

Cash flows from financing activities:

Proceeds from issuance of Common shares and warrants, net	-	-	3,497

Net cash provided by financing activities	-	-	3,497

Change in cash and cash equivalents	(156)	(197)	266
Cash and cash equivalents at the beginning of the period	422	727	-

Cash and cash equivalents at the end of the period	$266	$530	$266

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the "Parent Company" or "Can-Fite") a public company in Israel and the U.S and Denali, as further detailed in Note 1b below.

The Company and the Subsidiary conduct research and development activities using an exclusive worldwide license for a therapeutic drug CF101 solely for the field of ophthalmic diseases after the consummation of the transaction. See also Note 1b2.

Following the transaction, Denali changed its name to OphthaliX Inc. and also changed its corporate domicile from Nevada to Delaware.

In December 2013, the Company announced that its Phase III study of CF101 for the treatment of dry eye syndrome did not meet the primary and secondary efficacy endpoints.

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

The Company also received 714,922 ordinary shares in Can-Fite, representing approximately 7% of Can-Fite's issued and outstanding share capital as of the Closing Date. On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of March 31, 2014, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 2.4% of Can-Fite's issued and outstanding share capital.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL (Cont.)

In addition, OphthaliX issued to Can-Fite 466,139 shares of Common Stock of the Company in exchange for Can-Fite ordinary shares valued at $2,400 at the time of the grant.

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

The transaction was accounted for as a reverse recapitalization which is outside the scope of ASC 805, Business Combinations. Under reverse capitalization accounting, EyeFite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the condensed consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of EyeFite since inception.

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

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL (Cont.)

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. As of March 31, 2014, the Company accrual related to its clinical trials totaled $175. EyeFite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During the first quarter of 2014, the Company did not reach any milestones or generate revenue that would trigger any such payments to Can-Fite.

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

According to the Service Agreement, Can-Fite will have the right, until the earlier of (a) November 21, 2016, and (b) the closing of the acquisition of our company by another entity, resulting in the exchange of our outstanding shares of common stock such that the stockholders of our company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert the Additional Payment into an additional 480,022 shares of Common Stock of the Company (subject to adjustment in certain circumstances).

c.

The Company devotes most of its efforts toward research and development activities. As of March 31, 2014, the Company does not have sufficient capital resources to conduct its research and development activities until commercialization of the underlying products.

The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company.  Liquidity resources, as of March 31, 2014 will be sufficient to continue the development of the Company's products at least for twelve months from the balance sheet date.

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. Such initiatives may include monetizing the Company's investment in Can-Fite's ordinary shares. In addition, in February 2013, which was updated in March 2014, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer receiving payments owed under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands, except share and per share data

NOTE 1:-

GENERAL (Cont.)

As of March 31, 2014, the deferred payments to Can-Fite totaled $1,684.

There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company does not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

NOTE 2:-

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2013, are applied consistently in these financial statements.

NOTE 3:-

UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2013, is derived from the audited Consolidated Financial Statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In accordance with ASC 820, the Company measures part of its investment in the Parent Company and embedded derivatives in the Service Agreement, at fair value. The investment in the Parent Company fair value is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. Shares that are restricted for less than one year should be re-measured to reflect fair value at each cutoff date. As a result of such restrictions, the Company adjusted the quoted market price in the Tel-Aviv Stock Exchange of its investment in the Parent Company's shares, to reflect the discount that results from the resale restriction provisions. In measuring the fair value, the Company used an average of Protective Put and Asian Put Option models. In estimating the fair value, the Company used Black-Scholes option-pricing model. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive loss (income) in the consolidated balance sheets. The assets are classified within Level 2 on the fair value hierarchy. Embedded derivatives are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of March 31, 2014 and December 31, 2013.

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands, except share and per share data

NOTE 4:-

FAIR VALUE MEASUREMENTS (Cont.)

March 31, 2014
Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3(3)

Investment in Parent Company	$ 1,064	$ 672	$ 392	$ -
Derivative related to Service Agreement	(6)	-	-	(6)

Total Financial Assets, net	$ 1,058	$ 672	$ 392	$ (6)

December 31, 2013
Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3(3)

Investment in Parent Company	$ 1,175	$ 514	$ 661	$ -
Derivative related to Service Agreement	(7)	-	-	(7)

Total Financial Assets, net	$ 1,168	$ 514	$ 661	$ (7)

(1)

Represents the portion of the Parent Company's shares that has no trading restrictions.

(2)

Represents the portion of the Parent Company's shares that has trading restrictions.

(3)

Fair value measurements using significant unobservable inputs (Level 3).

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2014. The Company's Level 3 instruments consist of derivatives.

Balance at January 1, 2013	$470

Change in fair value of derivatives	(463)

Balance at December 31, 2013	$7

Change in fair value of derivatives	(1)

Balance at March 31, 2014	$6

OPHTHALIX INC. AND ITS SUBSIDIARY

(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands, except share and per share data

NOTE 5:-

EQUITY

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2013	326,324	6.25	9.15	$ -
Granted	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding as of March 31, 2014	326,324	6.25	8.90	$ -

Exercisable as of March 31, 2014	95,186	7.32	8.59	$ -
Vested and expected to be vested	221,912	6.70	8.82	$ -

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $1.85 as of March 31, 2014.

As of March 31, 2014, there was $161 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately two years.

- - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of income and cash flows.  This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 and our interim financial statements and accompanying notes to these financial statements.  All amounts are in U.S. dollars, in thousands, except share and per share data.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014.

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

Description of Business

We are a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders.  We have in-licensed certain patents and patent applications protecting the use in the ophthalmic field of our current pipeline drug under development, a synthetic A3 adenosine receptor (“A3AR”), agonist, CF101 (known generically as IB-MECA). CF101 is being developed by the Company to treat three ophthalmic indications: dry eye syndrome, or DES; glaucoma and uveitis.  In December 2013, we announced the results of a Phase III study of CF101 for the treatment of DES. In the study, CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. Nonetheless, CF101 was found to be well tolerated. The Company is evaluating the results of this study and will provide an update on its plans for the DES indication at a later date. We are also planning to conduct a retrospective analysis of the DES Phase III Study data to determine if there is a correlation between the CF101 target, the A3AR, expression and patients’ response to the drug. This analysis is based on recent positive data from a Phase IIb Rheumatoid Arthritis (“RA”) study of CF101 conducted by our parent company Can-Fite, where patients were enrolled based on the expression level of the A3 adenosine receptor biomarker. We are currently conducting a Phase II trial of CF101 for the treatment of glaucoma or related syndromes of ocular hypertension. We also submitted a protocol for a Phase II uveitis trial, however, we are currently reviewing our clinical development plans and will provide an update on the development for this indication on a later stage.

CF101 is a highly-selective, orally bioavailable small molecule synthetic drug, which targets the A3AR.  We believe that CF101 has a favorable safety profile and a potent anti-inflammatory activity, mediated via its capability to inhibit the production of inflammatory cytokines, such as TNF-α, MMPs, IL-1 and IL-6.  This is mediated by activation of the A3AR, which is highly expressed in inflammatory tissues in contrast to normal tissues where expression levels of the receptor are very low.  We believe that the anti-inflammatory and neuroprotective effects of CF101 make it a candidate for use in the treatment of ophthalmic indications. While Can-Fite is continuing to develop CF101 for autoimmune inflammatory indications, including RA and psoriasis, we are focusing, under the License Agreement, on the development of CF101 for ophthalmic indications.

Business Developments

During the first quarter of 2014, we had the following major developments:

•

On February 18, 2014, we provided an update that we anticipates that during the third quarter of 2014 we will announce the interim analysis results of the Phase II trial of CF101 for the treatment of Glaucoma.

Results of Operations –Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

For the period from June 27, 2011 (the inception date of Eyefite) to March 31, 2014, we did not generate any revenues from operations. Operating expenses during the three months ended March 31, 2014 were $356,000, compared with $801,000 for the three months ended March 31, 2013, and finance net expenses were $12,000, compared to finance net income of $59,000 for the comparable prior period. Net losses for the three months ended March 31, 2014 and 2013 were $368,000 and $742,000, respectively. Expenses for the periods mentioned above consisted of research and development of $196,000 and $596,000 respectively. The decrease in the research and development expenses was mainly due to the fact that Phase III study in DES was completed in the end of 2013. The general and administrative expenses for the three months ended March 31, 2014 were $160,000, with $205,000 for the comparable prior period. The general and administrative expenses were primarily due to professional, legal and accounting fees relating to our reporting requirements and of directors and managements stock based compensation. The decrease in the general and administrative expenses for the three months ended March 31, 2014 in comparison to the comparable prior period were primarily due to the termination of the Company's former CEO during 2013. The finance expenses during the three months ended March 31, 2014 were mainly due to interest accrued for the deferred payments to Can-Fite.

Plan of Operation

The Company did not generate any revenue in the first quarter of 2014 and does not expect to generate any revenue over the next 12 months.  Through our subsidiary, Eyefite Ltd., or EyeFite, which holds all the intellectual property related to our technology, we are developing therapeutic products for the treatment of ophthalmic disorders.  As of March 31, 2014, we had $266,000 in cash and cash equivalents.  We also held 446,827 ordinary shares of Can-Fite (traded on the Tel Aviv Stock Exchange) presented on the balance sheet as $1,064,000 as investment in Parent Company.  Although we can provide no assurance, we believe that such funds will be sufficient to continue our business and operations as currently conducted.  However, we will require significant additional financing in the future to fund our operations beyond mid- 2015.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014.  In addition, in February 2013, which was updated in March 2014, we obtained a formal letter from Can-Fite stating that Can-Fite would defer receiving payments owed to it under the services agreement we entered into with Can-Fite, or the Services Agreement, pursuant to which it manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101, beginning on January 31, 2013 for the performance of such clinical trials until the completion of a certain fundraising by the Company.  Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time the Company makes such deferred payments.  For a long term solution, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market them.

Liquidity and Capital Resources

Since our acquisition of all the outstanding interests in EyeFite (the “Transaction”) on November 21, 2011, the closing date of the Transaction, we have funded our operations primarily through the private placement of shares of our common stock which took place on November 21, 2011.  In such private placement, the Company raised approximately $3,500,000 in net proceeds after the deduction of offering expenses.  As of March 31, 2014, we held approximately $266,000 in cash and cash equivalents.  Net cash used in operating activities was approximately $156,000 for the three months ended March 31, 2014, compared with net cash used in operating activities of approximately $195,000 for the comparable for the period for the fiscal quarter ended March 31, 2013. The decrease in net cash used in operating activities during the three months ended March 31, 2014 as compared to the period ended March 31, 2013, was primarily the result of finalizing the clinical trials of Phase III study in DES.

There was no net cash provided by investing and financing activities for the periods ended March 31, 2014 and 2013.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources and our letter from our Parent Company will be sufficient to fund our current projected cash requirements to operate our business as currently conducted, we will require significant additional financing in the future to fund our operations beyond mid -2015.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014.  Additional financing may not be available on acceptable terms, if at all.  Our future capital requirements will depend on many factors, including:

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

In addition, in February 2013, which was updated in March 2014, we received a formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company. We believe that the ability to defer such payments will assist us in addressing our liquidity needs.

There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, other than the formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement, as detailed above under “Plan of Operation.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company beyond mid- 2015.  See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014.  As of the date of this report, we have no material capital commitments.

During the three months ended March 31, 2014 and 2013, changes in inflation and other price changes did not materially affect our financial condition, business or operations.

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

The Company currently holds 446,827 shares of Can-Fite’s issued and outstanding ordinary shares which 178,730 of them still have certain resale restriction provisions.  Such restrictions provide that these shares may be sold as follows 89,365 shares not before May 21,2014; and 89,365 shares not before August 21,2014; provided that, the amount to be sold on any one day may not exceed the average daily trading volume during the eight-week period preceding such sale.

As of March 31, 2014, the Company holds $1,064,000 in marketable securities classified in short term assets, designated as available-for-sale.

Because part of our investment in Can-Fite's shares is restricted, the Company needs to adjust the restricted shares' fair value in order to reflect such restriction on such shares’ price. In estimating the fair value of the Can-Fite restricted shares held by the Company, , the Company used Black-Scholes option-pricing model with the following weighted-average assumptions as of March 31, 2014 and March 31, 2013: risk-free interest rates ranging from 0.63% to 0.69% and 1.55% to 1.69%, respectively; dividend yields of 0%; volatility factors of 74.1% and 76.32%, respectively; and a weighted-average contractual life of the restricted shares of between 0.14 and 0.39 years and 0.14 to 0.9 years.

As a result, the fair value of the Can-Fite shares held by the Company on the transaction date reflects the resale restrictions. The fair value of these shares based on an external expert’s valuation as of March 31, 2014 and 2013 was $1,064,000 and $1,292,000 respectively. For accounting purposes their fair value represents a discount of their shares’ market value of $55,000 and $305,000 respectively.

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

The Company adopted ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  As of March 31, 2014, this standard has no effect to the Company’s financial statements.

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

According to the Services Agreement, as additional consideration for its services, the Company agreed to pay to Can-Fite additional fees (“Additional Fees”) equal to 2.5% of any revenues received by the Company (or any affiliate of the Company, including its wholly owned subsidiary, EyeFite) for rights to CF101 from third-party sublicensees (including up-front payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity).  Can-Fite has the right, until the earlier of (a) November 21, 2016 and (b) the closing of the acquisition of our company by another entity, resulting in the exchange of our outstanding shares of common stock such that the stockholders of our company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its Additional Fees right for royalties into a warrant (the “Warrant”) to purchase 480,022 shares of common stock of the Company (the “Exchange Right”).  The exercise price for the Warrant is an aggregate of $2.5 million, based on a per share exercise price of $5.148. The Warrant may also be exercised on a cashless basis.

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

Consequently, the Company recorded as part of the recapitalization transaction a liability related to the Exchange Right in the amount of $438,000 based on its fair value on November 21, 2011.  Issuance expenses that were allocated to this component, which amounted to $50,000, were expensed immediately and are included as part of financial expenses in the consolidated statements of operations (see Note 7 to the audited consolidated financial statements as of December 31, 2013 set forth in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014, for the re-measurement at year end).

The fair value of the derivatives was determined using the binomial option-pricing model.  This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term.

The fair value of the Derivative as of March 31, 2014 and 2013 amounted to $6,000 and $411,000, respectively, and was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little or no volume, the Company’s management determined the Company’s stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the Company used the estimates stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Services Agreement.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of comprehensive loss.

We recognize compensation expenses for the value of its awards granted based on the accelerate recognition method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Under the Company’s 2012 Stock Incentive Plan, as amended (including the Israeli Annex), or the 2012 Plan, we may grant, among other awards, stock options, restricted stock and restricted stock units of the Company to our officers, directors, employees and consultants. See “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.

During the three months ended March 31, 2014, the Company recorded a stock-based compensation expense of $57,000.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

See Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014.

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

Date: May 8, 2014

By /s/ Barak Singer

Barak Singer, Chief Executive Officer

(Principal Executive Officer)

Date: May 8, 2014

By /s/ Itay Weinstein

Itay Weinstein, Chief Financial Officer

(Principal Financial Officer)