Form 10-Q
period 2014-06-30
OphthaliX, Inc.
filed 2014-08-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s Common Stock on August 13, 2014, was 10,441,251.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to OphthaliX Inc., a Delaware corporation, and its Israeli subsidiary, Eyefite Ltd. (“Eyefite”). All amounts in this report are in U.S. Dollars, unless otherwise indicated. The information in the report was updated to reflect a reverse share split (1:4.5) of our shares which became effective as of the close of business on August 6, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Comprehensive Loss	5

Condensed Consolidated Statements of Changes in Stockholders' Deficiency	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8 - 14

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
U.S. dollars in thousands, except share and per share data

	June 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$150	$422
Investment in Parent Company	802	1,175
Other accounts receivable	46	20

Total current assets	998	1,617

NON-CURRENT ASSETS:
Property and equipment, net	1	1

Total long-term assets	1	1

Total assets	$999	$1,618

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Parent company	$1,845	$1,487
Other accounts payable and accrued expenses	210	263

Total current liabilities	2,055	1,750

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	3	7

STOCKHOLDERS' DEFICIENCY:
Share capital
Preferred Stock -
Authorized : 1,000,000 shares at June 30, 2014 and December 31, 2013; Issued and Outstanding: 0 shares at June 30, 2014 and December 31, 2013	-	-
Common Stock of $0.001 par value -
Authorized: 100,000,000 shares at June 30, 2014 and December 31, 2013; Issued and Outstanding: 10,441,251 shares at June 30, 2014 and December 31, 2013	10	10
Additional Paid-in capital	5,464	5,469
Accumulated other comprehensive income	110	483
Accumulated deficit	(6,643)	(6,101)

Total stockholders' deficiency	(1,059)	(139)

Total liabilities and stockholders' deficiency	$999	$1,618

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$340	$1,107	$144	$511
General and administrative	183	803	23	598

Total operating expenses	523	1,910	167	1,109

Financial expenses (income), net	19	(30)	7	29

Net loss	$542	$1,880	$174	$1,138

Net loss per share:
Basic and Diluted loss per share	$0.05	$0.18	$0.01	$0.07
Weighted average number of Common Stocks used in computing basic and diluted net loss per share	10,441,251	10,441,251	10,441,251	10,441,251

Other comprehensive loss (income)
Available-for-sale investments:
Changes in net unrealized loss (gains)	373	(51)	262	12
Less: reclassification adjustment for net loss (gains) included in net loss	-	40	-	40
	$373	$(11)	$262	$52

Comprehensive loss	$915	$1,869	$436	$1,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (UNAUDITED)

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	income	deficiency

Balance as of December 31, 2012	10,441,251	$10	$4,871	$(3,264)	$-	$1,617

Stock based compensation	-	-	598	-	-	598
Unrealized gain from investment in Parent Company	-	-	-	-	483	483

Net loss	-	-	-	(2,837)	-	(2,837)

Balance as of December 31, 2013	10,441,251	10	5,469	(6,101)	483	(139)

Stock based compensation	-	-	(5)	-	-	(5)
Unrealized loss from investment in Parent Company	-	-	-	-	(373)	(373)

Net loss	-	-	-	(542)	-	(542)

Balance as of June 30, 2014	10,441,251	10	5,464	(6,643)	110	(1,059)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,
	2014	2013

Cash flows from operating activities:

Net loss	$(542)	$(1,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other accounts receivable	(26)	178
Increase (decrease) in other account payables and accrued expenses	(53)	20
Increase in Parent company balance	358	893
Changes in fair value of the derivative related to service agreement	(4)	(64)
Loss from sale of investments in Parent Company	-	26
Stock based compensation	(5)	436

Net cash used in operating activities	(272)	(391)

Cash flows from investing activities:
Proceed from sale of shares, net	-	511
Purchase of property and equipment	-	(2)

Net cash provided by investing activities	-	509

Cash flows from financing activities:

Net cash provided by financing activities	-	-

Change in cash and cash equivalents	(272)	118
Cash and cash equivalents at the beginning of the period	422	727

Cash and cash equivalents at the end of the period	$150	$845

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

	a.	OphthaliX Inc. (the "Company" or "OphthaliX") (formerly: "Denali Concrete Management Inc." or "Denali") originally incorporated in the State of Nevada on December 10, 1999 under the name Bridge Capital.com Inc. Bridge Capital.com Inc., was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management Inc. in March 2001. Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry. Denali operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.

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

The Company also received 714,922 ordinary shares in Can-Fite, representing approximately 7% of Can-Fite's issued and outstanding share capital as of the Closing Date. On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of June 30, 2014, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 2.4% of Can-Fite's issued and outstanding share capital.

In addition, OphthaliX issued to Can-Fite 466,139 shares of Common Stock, par value $0.001 per share, of the Company in exchange for Can-Fite ordinary shares valued at $2,400 at the time of the grant.

OPHTHALIX INC. AND ITS SUBSIDIARY

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

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. As of June 30, 2014, the Company accrual related to its clinical trials totaled $175. EyeFite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During the first six months of 2014, the Company did not reach any milestone or generate revenue that would trigger any such payments to Can-Fite.

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

c.	The Company devotes most of its efforts toward research and development activities. As of June 30, 2014 the Company does not have sufficient capital resources to conduct its research and development activities until commercialization of the underlying products.

The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company. Liquidity resources, as of June 30, 2014 will be sufficient to continue the development of the Company's products at least for twelve months from the balance sheet date.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. Such initiatives may include monetizing the Company's investment in Can-Fite's ordinary shares. In addition, in February 2013, which was updated in August 2014, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer receiving payments owed under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company. Any such deferred payments bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to the Company until the time of payment by the Company. As of June 30, 2014, the deferred payments to Can-Fite totaled $1,827.

There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2013, are applied consistently in these financial statements.

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of December 31, 2013, is derived from the audited Consolidated Financial Statements as of that date, but does not include all disclosures including notes required by GAAP. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future period. The information included in this Quarterly Report on Form 10-Q ("Report") should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

NOTE 3:-	UNAUDITED CONDENSED FINANCIAL STATEMENTS

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little volume, the Company's management determined the Company's stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the Company used the estimated stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Service Agreement. In accordance with ASC 820, the Company measures part of its investment in parent company and embedded derivatives in the Service Agreement, at fair value. The investment in parent company fair value is based on quoted prices for identical assets in active markets and other inputs (such as risk free interest and volatility) that are directly or indirectly observable in the marketplace. Shares that are restricted for less than one year should be re-measured to reflect fair value at each cutoff date. As a result of such restrictions, the Company adjusted the quoted market price in the Tel-Aviv Stock Exchange of its investment in Parent Company's shares, to reflect the discount that results from the resale restriction provisions. In measuring the fair value the Company used an average of Protective Put and Asian Put Option models. In estimating the fair value, the Company used Black-Scholes option-pricing model. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive loss (income) in the consolidated balance sheets. The assets are classified within Level 2 on the fair value hierarchy. Embedded derivatives are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3(3)

Investment in Parent Company	$802	$651	$151	$-
Derivative related to Service Agreement	(3)	-	-	(3)

Total Financial Assets, net	$799	$651	$151	$(3)

	December 31, 2013
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3(3)

Investment in Parent Company	$1,175	$514	$661	$-
Derivative related to Service Agreement	(7)	-	-	(7)

Total Financial Assets, net	$1,168	$514	$661	$(7)

(1)	Represents the portion of the Parent Company's shares that has no trading restrictions.

(2)	Represents the portion of the Parent Company's shares that has trading restrictions.

(3)	Fair value measurements using significant unobservable inputs

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2014. The Company's Level 3 instruments consist of derivatives.

Balance at January 1, 2013	$470

Change in fair value of derivatives	(463)

Balance at December 31, 2013	$7

Change in fair value of derivatives	(4)

Balance at June 30, 2014	$3

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 5:-	EQUITY

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2013	326,324	6.25	9.15	$-
Granted	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding as of June 30, 2014	326,324	6.25	3.07	$-

Exercisable as of June 30, 2014	108,767	7.23	4.88	-
Vested and expected to be vested	160,972	7.23	6.15	-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $1.75 as of June 30, 2014.

As of June 30, 2014, there was $56 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 1.8 years.

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

We are focused on the development of CF101 for the treatment of glaucoma, with a Phase II study ongoing in Israel and Europe. We intend to amend the ongoing Phase II study protocol and continue to the second cohort, where patients will be treated with 2 mg CF101 or placebo. CF101 is a highly-selective, orally bioavailable small molecule synthetic drug, which targets the A3AR. We believe that CF101 has a favorable safety profile and a potent anti-inflammatory activity, mediated via its capability to inhibit the production of inflammatory cytokines, such as TNF-α, MMPs, IL-1 and IL-6. This is mediated by activation of the A3AR, which is highly expressed in inflammatory tissues in contrast to normal tissues where expression levels of the receptor are very low. We believe that the anti-inflammatory and neuroprotective effects of CF101 make it a candidate for use in the treatment of ophthalmic indications, especially in glaucoma or related syndromes of ocular hypertension. While our parent, Can-Fite BioPharma Ltd. (“Can-Fite”), is continuing to develop CF101 for autoimmune inflammatory indications, including rheumatoid arthritis and psoriasis, we are focusing on the development of CF101 for ophthalmic indications.

We have decided to end the development of CF101 for the dry eye syndrome indication. This decision is based on a lack of correlation between patients' response to CF101 and over-expression of the drug target, the A3 adenosine receptor in this patient population. As part of our corporate strategy to build a specialized ophthalmic company that develops and in-licenses drugs for the treatment of ophthalmic diseases we are currently exploring opportunities to obtain technologies that will complement and expand the existing pipeline.

On June 2, 2014, Barak Singer ceased serving as our Chief Executive Officer by mutual agreement with us and on the same day, Dr. Pnina Fishman, our Chairman, was appointed to serve as the Chief Executive Officer.

Results of Operations –Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months ended June 30,
	2014	2013
	(in thousands)
Operating expenses:
Research and development	$340	$1,107
General and administrative	183	803
Total operating costs	523	1,910
Financial expenses (income), net	19	(30)
Net loss	$542	$1,880

Revenues

 For the period from June 27, 2011 (the inception date of Eyefite) to June 30, 2014, we did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products for several years, if at all.

Operating Expenses

Research and development expenses.    Research and development expenses were $340 for the six months ended June 30, 2014, compared to $1,107 for the six months ended June 30, 2013, a decrease of $767 or 69%. The decrease in research and development expenses is primarily related to the completion of the Phase III CF101 study for dry eye syndrome at the end of 2013. Assuming we will have sufficient liquidity resources, we anticipate significantly higher costs in the future as our Phase II CF101 study for glaucoma progresses.

General and administrative expenses.    General and administrative expenses were $183 for the six months ended June 30, 2014, compared to $803 for the six months ended June 30, 2013, a decrease of $620 or 77%. The decrease in the general and administrative was primarily related to the termination of a former CEO during 2013 and the reversal of share based compensation expenses that are related to unvested stock options upon the termination of another former CEO during 2014.

Financial Expenses (Income), Net

Financial expenses, net was $19 for the six months ended June 30, 2014 compared to financial income, net of $30 for the six months ended June 30, 2013, an increase of $49 or 257%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our parent company. The increase in financial expenses, net was primarily related to revaluation of our derivative liability related to the service agreement with our parent company signed on November 21, 2011.

Net Loss

As a result of the foregoing, we incurred a net loss of $542 for the six months ended June 30, 2014 compared $1,880 for the six months ended June 30, 2013, a decrease of $1,338 or 71%.

Results of Operations –Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months ended June 30,
	2014	2013
	(in thousands)
Operating expenses:
Research and development	$144	$511
General and administrative	23	598
Total operating costs	167	1,109
Financial expenses (income), net	7	29
Net loss	$174	$1,138

Revenues

For the period from June 27, 2011 (the inception date of Eyefite) to June 30, 2014, we did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products for several years, if at all.

Operating Expenses

Research and development expenses. Research and development expenses were $144 for the three months ended June 30, 2014, compared to $511for the six months ended June 30, 2013, a decrease of $367 or 71%. The decrease in research and development expenses is primarily related to the completion of the Phase III CF101 study for dry eye syndrome that was completed at the end of 2013. Assuming we will have sufficient liquidity resources, we anticipate significantly higher costs in the future as our Phase II CF101 study for glaucoma progresses.

General and administrative expenses. General and administrative expenses were $23 for the three months ended June 30, 2014, compared to $598 for the three months ended June 30, 2013, a decrease of $575 million or 96%. The decrease in the general and administrative was primarily related to the termination of a former CEO during 2013 and the reversal of share based compensation expenses that are related to unvested stock options upon the termination of another former CEO during 2014.

Financial Expenses (Income), Net

Financial expenses , net was $7 for the three months ended June 30, 2014 compared to $29 for the three months ended June 30, 2013, a decrease of $22 or 75%. Financial expenses, net primarily consisted of interest expenses due to deferred payments to our parent company. The decrease in financial expenses was primarily related to revaluation of derivative liability related to the service agreement with our parent company signed on November 21, 2011.

Net Loss

As a result of the foregoing, we incurred a net loss of $174 for the three months ended June 30, 2014 compared $1,138 for the three months ended June 30, 2013, a decrease of $964 or 84%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2014 and December 31, 2013, we had $150 and $422 in cash and cash equivalents, a working capital deficit of $1,057 and $133 and an accumulated deficit of $6,643 and $6,101. The increase in working capital deficit was primarily due to deferred payments to our parent company. Net cash used in operating activities was approximately $272 for the six months ended June 30, 2014, compared with net cash used in operating activities of approximately $391 for the six months ended June 30, 2013. The decrease in net cash used in operating activities was primarily related to the completion of the Phase III CF101 study for dry eye syndrome. There was no net cash provided by investing activities for the six months ended June 30, 2014, compared with net cash provided by investing activities of approximately $509 for the six months ended June 30, 2013. The decrease in net cash provided by investing activities was primarily due to the sale of parent company securities during June 2013.

There was no net cash and provided by financing activities for the periods ended June 30, 2014 and 2013.

Since our reverse acquisition of all the outstanding interests in EyeFite on November 21, 2011, we funded our operations primarily through the private placement of shares of our common stock which took place on November 21, 2011. In such private placement, we raised approximately $3,500 in net proceeds after the deduction of offering expenses.

In February 2013, as updated in August 2014, Can-Fite issued us a formal letter stating that it would defer receiving payments owed to it under the services agreement we entered into with Can-Fite on November 21, 2011 (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101 beginning on January 31, 2013 for the performance of clinical trials of CF101 in ophthalmic indications until the completion of a certain fundraising by us. Any such deferred payments will bear interest at a rate of 3% per annum from the due date of each invoice issued by Can-Fite to us until the time we make such deferred payments. As of June 30, 2014, the deferred payments to Can-Fite totaled $1,827. For a long term solution, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market them.

Developing drugs, conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Although we believe our existing cash resources will be sufficient to fund our current projected cash requirements, factoring in the deferment letter from Can-Fite, to operate our business as currently conducted at least for twelve months from the balance sheet date, we will require significant additional financing in the future. See Item 1A. “Risk Factors—Risks Related to the Company and Its Business” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements will depend on many factors, including:

●	the failure to obtain regulatory approval or achieve commercial success of our product candidates, which currently includes only CF101;
●	the level of research and development investment required to develop our product candidates, and maintain and improve our patented or licensed technology position;
●	the costs of obtaining or manufacturing product candidates for research and development and testing;
●	the results of preclinical and clinical testing, which can be unpredictable in product candidate development and any decision to initiate additional preclinical or clinical studies;
●	changes in product candidate development plans needed to address any difficulties that may arise in manufacturing, preclinical activities or clinical studies;
●	our success in establishing and effecting out-licensing agreements with strategic partners, the terms of these agreements and the success of these potential future licensees and partners in selling our products;
●	our success rate in preclinical and clinical efforts associated with milestones and royalties, if applicable;
●	the costs of investigating patents that might block us from developing potential product candidates;
●	the costs of recruiting and retaining qualified personnel;
●	the costs, timing and outcomes involved in obtaining regulatory approvals;
●	the number of product candidates we pursue in the future;
●	our revenues, if any;
●	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
●	our need or decision to acquire or license complementary technologies or new platform or product candidate targets; and
●	the costs of financing unanticipated working capital requirements and responding to competitive pressures.

We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, other than the formal letter from Can-Fite agreeing to defer payments owed to it under the services agreement. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through debt or equity financings, or by out-licensing our product candidate. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission. There have been no significant changes in the Company’s critical accounting policies since December 31, 2013.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2014.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: August 14, 2014	By	/s/ Pnina Fishman,
Pnina Fishman, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer
(Principal Financial Officer)