Form 10-K
period 2014-12-31
OphthaliX, Inc.
filed 2015-03-25
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐  No ☒

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,170,123 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At March 23, 2015, there were 10,441,251 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to OphthaliX Inc., a Delaware corporation, and its Israeli subsidiary, Eyefite Ltd.  All amounts in this report are in U.S. Dollars, unless otherwise indicated. The information in the report has been updated to reflect a reverse share split (1:4.5) of our shares which became effective as of the close of business on August 6, 2013.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors”. Such risk factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I

ITEM 1.  BUSINESS.

Business Overview

We are a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders. We have in-licensed certain patents and patent applications protecting the use in the ophthalmic field of our current pipeline drug under development, a synthetic A3 adenosine receptor, or A3AR, agonist, CF101 (known generically as IB-MECA). CF101 is currently being developed by us to treat two ophthalmic indications: glaucoma and uveitis. We are currently conducting a Phase II trial with respect to the development of CF101 for the treatment of glaucoma or related syndromes of ocular hypertension.

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

We are focused on the development of CF101 for the treatment of glaucoma, with a Phase II study ongoing in Israel and Europe. We recently amended the ongoing Phase II study protocol and continue to the second cohort, where patients will be treated with 2 mg CF101 or placebo. This decision is based on positive data from the psoriasis Phase II/III study currently conducted with CF101 by our majority stockholder and parent, Can-Fite BioPharma Ltd, or Can-Fite.  As a result, there will not be an interim analysis and the full study data is expected to be announced in the second half of2015. If successful, the treatment of glaucoma with an oral drug has the potential to be a breakthrough treatment in resolving patient compliance issues with current topical treatments. A third-party validation for the utilization of A3 adenosine receptor agonists for lowering intraocular pressure and treating glaucoma has been recently published by Professor M. Francesca Cordeiro, a Professor of Glaucoma & Retinal Neuro-degeneration at the University College of London and Imperial College in London.

According to GlobalData, the global market for glaucoma drugs is estimated to exceed $3 billion by 2018 and the global uveitis therapeutics market is expected to grow from $0.3 billion in 2010 to $1.6 billion by 2017.  None of our product candidates have been approved for sale or marketing and, to date, there have been no commercial sales of any of our product candidates.

Our corporate strategy is to build a specialized ophthalmic company that develops and in-licenses drugs for the treatment of ophthalmic diseases. We intend to seek to obtain technologies that complement and expand our existing pipeline by entering into in-license or co-development agreements with academic institutions and biotechnology or pharmaceutical companies. We intend to commercialize our products through out-licensing arrangements with third parties who may perform any or all of the following tasks:  completing development, securing regulatory approvals, manufacturing, marketing and sales.  We do not intend to develop our own manufacturing facilities or sales forces.

Historical Background

We were originally incorporated in the State of Nevada on December 10, 1999, under the name Bridge Capital.com, Inc.  Bridge Capital.com, Inc. was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management, Inc., or Denali, in March 2001.  Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry and operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.  In December 2005, we ceased our principal business operations and focused its efforts on seeking a business opportunity.

We consummated our reverse acquisition, or the Transaction, of all the outstanding interests in Eyefite Ltd., a private company incorporated on June 27, 2011 under the laws of the State of Israel, or Eyefite, pursuant to an acquisition agreement dated November 21, 2011, or the Acquisition Agreement, by and between the Company and Can-Fite.  The Transaction was accounted for as a reverse acquisition wherein Can-Fite was treated as the acquirer for accounting purposes.  In connection with the completion of the Transaction on November 21, 2011, the following events occurred:

●	We entered into and completed a stock purchase agreement dated November 21, 2011,or the Stock Purchase Agreement, with Can-Fite, whereby Can-Fite purchased 8,000,000 shares of our common stock in exchange for all of the issued and outstanding ordinary shares of Eyefite. As a result of the consummation of the actions contemplated by the Stock Purchase Agreement, Eyefite became our wholly-owned subsidiary and Can-Fite became our majority stockholder and a parent.

●	Eyefite and Can-Fite entered into a License Agreement dated November 21, 2011, the License Agreement, pursuant to which Can-Fite granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, or CF101, solely in the field of ophthalmic indications. See the “License Agreement” below.

●	Eyefite and Can-Fite entered into a services agreement dated November 21, 2011, or the Services Agreement, pursuant to which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101. As consideration for Can-Fite’s services pursuant to the Services Agreement, Eyefite shall pay to Can-Fite a services fee (consisting of all expenses and costs incurred by Can-Fite plus 15%, except for in relation to patent payments which shall be treated on a pass through basis) and an additional fee payment equal to 2.5% of any revenues received by the Company (or any affiliate of the Company including its wholly owned subsidiary, Eyefite) for rights to CF101 from third-party sublicenses including upfront payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse the Company for research, development, manufacturing or commercial expenses or for equity, or the Additional Fee. See the “Services Agreement” below.

●	We issued a warrant, or the Warrant, to Can-Fite by which Can-Fite has the right, until the earlier of (a) the November 21, 2016 and (b) the closing of the acquisition of us by another entity, resulting in the exchange of our outstanding common shares such that our stockholders prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Fee into 480,022 shares of our common stock (subject to adjustment in certain circumstances). The per share exercise price for the shares is $5.148. This Warrant may be exercised on either a cash or a cashless basis, provided that if the Warrant is exercised on a cashless basis, the Warrant must be exercised in whole, not in part.

●	On November 21, 2011, we completed a private placement of shares of our common stock for gross proceeds of $3.3 million through the sale of 646,776 shares to third party investors and sold 466,139 shares of our common stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite, valued at $2.4 million (as determined by reference to the previous trading day’s closing price for Can-Fite shares on the Tel Aviv Stock Exchange), and 97,112 shares to Can-Fite for gross proceeds of $500,000 (collectively, together with the shares issued to the investors, the “Financing”). In addition, we issued to Can-Fite and each of the other investors, for each four shares of the Company’s common stock purchased in the Financing, nine warrants valid for a period of five years from the closing of the Financing to acquire two shares of the Company for an exercise price of $7.74.

●	On November 21, 2011, we repurchased 1,722,222 outstanding shares of our common stock from Mathew G. Rule, our sole officer and director at the time, for $7,750, or the Recapitalization. In addition, we issued 426,666 shares of common stock to certain investors for an aggregate of $97,000, which funds were used solely to retire the outstanding shares in the Recapitalization and to pay outstanding payables of the Company as of closing. These payments included satisfaction of a promissory note in the principal amount of $56,465 and payables to the transfer agent, accountants and Denali legal counsel at the time.

●	In connection with the Transaction, the board of directors of the Company, or the Board, was expanded from one to three members, the sole prior director, Mathew G. Rule, resigned, and the following new directors were appointed: Dr. Pnina Fishman, Dr. Ilan Cohn and Guy Regev, each of whom was, and currently is, a director of Can-Fite. On February 2, 2012, the number of directors was increased to four persons and Dr. Roger Kornberg was appointed as the fourth director and on July 1, 2013, the number of directors was increased to five persons and Dr. Michael Belkin was appointed as the fifth director.

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

On January 25, 2012, we changed our name and trading symbol on the OTCQB to OphthaliX Inc. and OPLI, respectively. On February 6, 2012, Can-Fite, our majority stockholder owning 8,563,251 shares or approximately 82% of our issued and outstanding shares of common stock and voting rights, by written consent approved a change of the state of incorporation of the Company from the State of Nevada to the State of Delaware by merging the Company into OphthaliX Inc., a newly formed Delaware company, and approved an amendment to the Company’s Articles of Incorporation to change the capitalization of the Company by increasing the number of authorized shares of common stock, par value $.001 per share, from 50,000,000 to 100,000,000. The effective date for the approval of the change of domicile to the State of Delaware and the increase in the authorized shares of common stock was April 2, 2012.

CF101

CF101 is in development for the treatment of autoimmune-inflammatory diseases, psoriasis, rheumatoid arthritis and osteoarthritis, and the ophthalmic diseases, glaucoma and uveitis. In certain of our pharmacological studies, CF101 has also shown potential for development for the treatment of Crohn’s disease. While our majority stockholder and parent Can-Fite is developing CF101 for the treatment of autoimmune-inflammatory diseases, we have in-licensed from Can-Fite certain patents and patent applications for the development of CF101 for ophthalmic indications. In 2014, we decided to end the development of CF101 for the dry eye syndrome, or DES indication. This decision was based on a lack of correlation between patients' response to CF101 and over-expression of the drug target, the A3 adenosine receptor in this patient population.

CF101 is a highly-selective, orally bioavailable small molecule synthetic drug, which targets the A3AR. Based on clinical studies to date undertaken by Can-Fite and us, we believe that CF101 has a favorable safety profile and significant anti-inflammatory effects as a result of its capability to inhibit the production of inflammatory cytokines, such as TNF-α, IL-6 and IL-1, and chemokines, or small cytokines, such as MMPs, by signaling key proteins such as NF-кB and PKB/AKT. Overall, these up-stream events result in apoptosis of inflammatory cells. See Figure 1 below. CF101’s anti-inflammatory effect is mediated via the A3AR, which is highly expressed in inflammatory cells.

Figure 1: CF101 anti-inflammatory mechanism of action

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

Clinical Studies of CF101

The information below is based on the various studies conducted with CF101, including clinical studies in patients with autoimmune inflammatory and non-ophthalmic related diseases.  All of the studies were conducted by Can-Fite and/or by Can-Fite’s partners or affiliates.

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

Phase II and Phase II/III Clinical Studies of CF101

CF101 has completed nine Phase II studies in psoriasis, rheumatoid arthritis and DES, in approximately 1,265 patients (865 patients treated with CF101 and 400 patients treated with a placebo) for an aggregate exposure of approximately 260 patient years. These studies indicate that CF101 has a favorable safety profile at doses up to 4.0 mg BID for up to 12 weeks. In these Phase II studies, we did not observe a dose-response relationship between CF101 and adverse events. Moreover, we did not observe any clinically significant changes in vital signs, electrocardiograms, blood chemistry or hematology. CF101 given as a standalone therapy reached the primary endpoint in Phase II clinical studies in DES, as further detailed below.  In addition to the ophthalmic indications, positive data were observed utilizing CF101 as a standalone drug in three Phase II clinical studies in psoriasis and rheumatoid arthritis. However, two Phase IIb studies in rheumatoid arthritis utilizing CF101 in combination with methotrexate failed to reach the primary endpoints. Can-Fite continues to develop CF101 as a standalone therapy for auto-immune inflammatory indications including rheumatoid arthritis and psoriasis, in parallel to our development of CF101 for ophthalmic indications. Safety data from these studies will be shared between Can-Fite and the Company.

CF101 for the Treatment of Ophthalmic Indications

We are currently developing CF101 for the treatment of glaucoma and uveitis.  In 2014, we decided to end the development of CF101 for the DES indication. This decision was based on a lack of correlation between patients' response to CF101 and over-expression of the drug target, the A3 adenosine receptor in this patient population. Set forth below are general descriptions of the ophthalmic diseases with respect to which CF101 has underwent, is currently undergoing, or is in preparation for clinical trials.

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

CF101 for the Treatment of Glaucoma

We believe that the statistically significant decrease in IOP in the Phase II trial for DES, although observed in subjects without ocular hypertension, is clinically significant and indicates that CF101 may also have potential as a glaucoma therapy, as the main goal of glaucoma therapy is to reduce IOP. This finding led to a patent application for the use of CF101 for lowering IOP.  It is our belief that this result, together with the neuro-protective and anti-inflammatory effects that have been demonstrated in our studies and the studies of others, warrants rapid progression into clinical study in this indication. A Phase II study in patients with glaucoma or related syndromes of ocular hypertension is currently ongoing in Israel and Europe. This study is a randomized, double-masked, placebo-controlled, parallel-group study of the safety and efficacy of daily CF101 administered orally in subjects with elevated IOP.  The objective of this study is to determine the safety and efficacy of oral CF101 in lowering IOP when administered BID for 16 weeks in subjects with elevated IOP.   We have enrolled 44 subjects in first segment of the study, randomized in a 3:1 ratio of CF101 1.0 mg treatment to the placebo.  We are currently in the process of enrolling approximately 44 subjects for the second segment, which we expect will be randomized in a 3:1 ratio of CF101 2.0 mg treatment to the placebo. The full study data is expected to be announced in the second half of 2015. Neither we nor Can-Fite has filed an IND for this indication as CF101 for the treatment of glaucoma is not currently being clinically tested in the United States and there are no near-term plans to do so.

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

Figure 2: Inhibition of the development of posterior and anterior uveitis in experimental animal models

The efficacy of CF101 in treating both anterior and posterior uveitis in experimental animal models supports further testing of CF101 for the treatment of patients with either anterior or posterior uveitis. Can-Fite, together with the NIH, have applied for a patent for the use of CF101 for the treatment of uveitis. Can-Fite has licensed its share of this intellectual property to us and together we are in discussions with the NIH to obtain an exclusive license on the NIH’s share of this intellectual property. We designed a protocol for a Phase II uveitis study in Europe and Israel to investigate the efficacy and safety of CF101 in 45 patients with active, sight-threatening, noninfectious intermediate or posterior uveitis, who will be treated with either CF101 or a placebo for a period of six months. The primary endpoint of this study is the proportion of subjects whose vitreous haze score improves by two or more grades on the “Miami Scale” (Vitreous Haze: Miami Scale 2). We are currently reviewing our clinical development plans and intends to provide an update on the development for this indication on a later stage. Neither we nor Can-Fite has filed an IND for this indication as CF101 for the treatment of uveitis is not currently being clinically tested in the United States and there are no near-term plans to do so.

CF101 for the Treatment of Dry Eye Syndrome

Following positive results in a Phase II study, in December 2012, we initiated a Phase III DES trial, under an IND with the FDA which was conducted by the Company in the United States, Europe and Israel. DES is an eye disease caused by eye dryness, which, in turn, is caused by either decreased tear production or increased tear film evaporation.  The randomized, double-masked Phase III clinical trial enrolled 237 patients with moderate-to-severe DES who were randomized to receive two oral doses of CF101 (0.1 and 1.0 mg) and a placebo, for a period of 24 weeks.  The primary efficacy endpoint was complete clearing of corneal staining. In December 2013, we announced the results of this Phase III study of CF101 for the treatment of DES. In the study, CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. Nonetheless, CF101 was found to be well tolerated. In 2014 we decided to end the development of CF101 for the DES indication. This decision was based on a lack of correlation between patients' response to CF101 and over-expression of the drug target, the A3 adenosine receptor in this patient population.

The License Agreement

On November 21, 2011, we entered into the License Agreement with Eyefite, our wholly-owned subsidiary, and Can-Fite according to which Can-Fite (i) granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic diseases and (ii) assigned to Eyefite its rights, title and interest in and to any and all INDs, to CF101 in the ophthalmic field. The license granted to Eyefite allows Eyefite to sublicense its rights to CF101 to third parties, subject to the satisfaction of certain conditions. Pursuant to the License Agreement, Eyefite has sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and all approvals and related regulatory documentation shall be Eyefite’s sole and exclusive property. Eyefite is also required to assume responsibility for making payments to Can-Fite’s licensor, the NIH, pursuant to, and for the term of, a license agreement between Can-Fite and NIH for certain patent rights relating to CF101, including (i) a nonrefundable minimum annual royalty of $25,000, (ii) earned royalties of 4.0% to 5.5% on net sales in territories in where such patents exist and (iii) additional payments ranging from $25,000 to $500,000 upon the achievement of various development milestones for each indication (including the initiation of Phase I, II and III clinical trials and regulatory approval in the United States, Europe or Japan). We estimate that a total of approximately $175,000 in such milestone payments will be payable by EyeFite to the NIH. Eyefite will also be required to make payments to the NIH of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments, for the term of the licence agreement between Can-Fite and the NIH. If Eyefite fails to make a required payment to the NIH, Can-Fite will be entitled to terminate the license granted to Eyefite under the License Agreement upon 30 days’ prior written notice. The License Agreement will remain in effect until the expiration of the last of the patents licensed thereunder, which as of the date hereof is 2031, unless earlier terminated by one or both of the parties in accordance with the License Agreement. Can-Fite may terminate the License Agreement upon customary bankruptcy and insolvency events of Eyefite and upon Eyefite’s material breach of the License Agreement, upon 30 days’ prior written notice. Eyefite may terminate the License Agreement upon three months’ prior written notice for any reason and upon 30 days’ prior written notice for Can-Fite’s material breach of the License Agreement. All inventions resulting from the development and commercialization of CF101 under the License Agreement belong to Can-Fite, whether such were invented solely by Can-Fite, solely by Eyefite or by both of entities. However, the License Agreement also grants Eyefite an exclusive license to use any such inventions in the field of ophthalmic diseases around the world for no additional consideration.

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

The license agreement between Can-Fite and the NIH imposes certain payment, reporting, confidentiality and other obligations on Can-Fite. In the event that Can-Fite was to breach any of its obligations and fail to cure, then NIH would have the right to terminate the agreement. In addition, the NIH has the right to terminate the agreement upon Can-Fite’s bankruptcy, insolvency, or receivership. Otherwise, the agreement will terminate on June 30, 2015, the date on which the last patent licensed by Can-Fite under such agreement expires. Further, the NIH retains a paid-up, worldwide license to practice the licensed inventions under the agreement with Can-Fite for government purposes and may require Can-Fite to grant sublicenses when necessary to fulfill health or safety needs and retains “march-in” rights, i.e. , the right to terminate the license, if, among other things, the invention is needed for a public use such as addressing a public health crisis or the licensee or sublicensee fails to take within a reasonable time to take effective steps to achieve practical application of the licensed invention. If any dispute arises with respect to Can-Fite’s arrangements with the NIH, such dispute may disrupt our operations and would likely have a material adverse impact on us if resolved in a manner that is unfavorable to Can-Fite.

The Services Agreement

On November 21, 2011, EyeFite and Can-Fite entered into a Services Agreement pursuant to which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101. The Services Agreement will remain in force for an unlimited period of time unless earlier terminated as follows: (i) by either party upon six-months’ prior written notice to the other party; or (ii) at any time for cause by either EyeFite (which includes a breach of trust by Can-Fite, Can-Fite’s material breach of the Services Agreement or customary bankruptcy and insolvency events on the part of Can-Fite) or Can-Fite (which includes EyeFite’s material breach of the Services Agreement or the License Agreement, or customary bankruptcy and insolvency events on the part of EyeFite). As consideration for Can-Fite’s services pursuant to the Services Agreement, EyeFite must pay to Can-Fite a services fee (consisting of all expenses and costs incurred by Can-Fite plus 15%, except in relation to patent payments which shall be treated on a pass through basis) and the Additional Fees. We are required to pay the Additional Fees to Can-Fite within 30 days of receipt by us.

In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in March 2015), stating that Can-Fite agrees to defer receiving payments owed to it under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of fundraising by the Company sufficient to cover such deferred payments.. As of December 31, 2014, the deferred payments to Can-Fite totaled approximately $2,457,000. In addition, in March 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters remain in effect for a period of at least 14 months from March 2015 and any related balance bears interest at a rate of 3% per annum.

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

The patent portfolio for CF101 owned or in-licensed by Can-Fite and relating to the Field is described below and includes both issued patents and pending patent applications that were licensed by Can-Fite to Eyefite for the use within the Field:

●	a family of composition of matter patents that protects certain small molecules that are A3AR agonists, such as CF101, including a United States patent and a European patent that was validated in the United Kingdom, France, Germany, Switzerland, Italy, Belgium and Luxembourg; the former of which will expire in 2015 and the latter in 2014. Neither we nor Can-Fite will be able to extend the foregoing expiration dates, and as such, as of June 30, 2015, the license agreement between Can-Fite and the NIH will expire. We do not expect that we will be able to submit an NDA seeking approval of CF101 prior to the composition of matter patents’ respective expiration date. However, because CF101 may be a new chemical entity (“NCE”), following approval of an NDA, we, if we are the first applicant to obtain NDA approval, may be entitled to five years of data exclusivity in the United States with respect to such NCEs. Analogous data and market exclusivity provisions, of varying duration, may be available in Europe and other foreign jurisdictions. We may also be entitled to the rights under Can-Fite’s pharmaceutical use issued patents with respect to CF101, which provide patent exclusivity within the Field until the mid-2020s. While the Company believes that it may be able to protect its exclusivity in the Field through such use patent portfolio and such period of exclusivity, the lack of composition of matter patent protection may diminish our ability to maintain a proprietary position for its intended uses of CF101. Moreover, we cannot be certain that we will be the first applicant to obtain an FDA approval for any indication of CF101 and we cannot be certain that we will be entitled to NCE exclusivity. Such diminution of our proprietary position could have a material adverse effect on our business, results of operation and financial condition.

●	A family of two patents which pertain to the use of A3AR agonists for the treatment of DES and granted in Japan and Mexico. The patents are set to expire in 2026;

●	a family of patents and pending patent applications which pertains to the use of A3AR agonists for the treatment or reduction of IOP. Such patents were granted in Australia and United States. The patents are set to expire in 2030. The patent applications are pending in the EPO (designating all EPC member states), Israel, Japan, China, Canada, Mexico and South Korea, each with a filing date of May 16, 2010 and a priority date of May 17, 2009. The patents that may be issued with respect to these pending patent applications would expire in 2030;

●	a family of patents and pending patent applications which pertain to the method for synthesizing CF101. Such patents were granted in China, Japan and Israel. These patents are set to expire in 2028. The patent applications are pending in the United States, the EPO (designating all EPC member states) and India. Each patent application has a filing date of March 13, 2008 and a priority date of March 14, 2007. The patents that may be issued with respect to these pending applications would expire in 2028; and

●	a family of pending patent applications under joint ownership of Can-Fite and the NIH and licensed, to the extent of Can-Fite’s ownership, to Eyefite, which pertain to the use of A3AR agonists for the treatment of uveitis. These patent applications are pending in the Israel, Canada, Mexico and South Korea each with a filing date of February 27, 2011 and a priority date of March 3, 2010. Patents that may be issued with respect to these pending patent applications would expire in 2031.

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

On the other hand, other drugs on the market, new drugs under development (including drugs that are in more advanced stages of development in comparison to our drug pipeline) and additional drugs that were originally intended for other purposes, but were found effective for purposes targeted by us, may all be competitive to the current drug candidates in our pipeline.  In fact, some of these drugs are well established and accepted among patients and physicians in their respective markets, can be efficiently produced and marketed, and are relatively safe.  Moreover, other companies of various sizes engage in activities similar to ours.  Most, if not all, of our competitors have substantially greater financial and other resources available to them.  Competitors include companies with marketed products and/or an advanced research and development pipeline.  The competitive landscape in the ophthalmic therapeutics field includes Novartis/Alcon, Allergan, Pfizer, Roche/Genentech, Merck (which acquired Inspire Pharmaceuticals), Santen (which acquired Novagali), Bausch & Lomb (which acquired ISTA Pharmaceuticals and was recently acquired by Valeant), GlaxoSmithKline, Sanofi-Aventis (which acquired Fovea) Shire (which acquired SARcode) and more.

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

The main drugs used to treat glaucoma include Xalatan®, Travatan® and Cosopt®.  Xalatan® is recommended by the European Glaucoma Society and American Academy of Ophthalmologists as the first choice for the treatment of glaucoma.  According to a Pfizer annual report, Xalatan®, which is marketed by Pfizer, is the leading drug used to treat glaucoma, and had global sales of approximately $0.6 billion in 2013 compared to $1.2 billion in 2011.. Travatan® was first launched in the United States in 2001 and then Europe and the certain other markets in 2002.  According to Evaluate Pharma, Travatan®, marketed by Alcon, experienced sales of approximately $600 million in 2010 and 2011. Travatan® is administered once each day, which ophthalmologists cite as a significant advantage over other drugs used to treat glaucoma.  Cosopt® is the oldest combination therapy in the glaucoma market.  Due to the expiration of patents covering Cosopt® in 2008, some ophthalmologists have begun to look to other brands or generic drugs in the treatment of glaucoma.  Another leading company in this field is Allergan, which markets Lumigan®, Ganfort™, Alphagan®, and Combigan®, with over $1.0 billion in aggregate revenues in 2011.  The glaucoma therapeutics market has witnessed major revenues depletion in the recent years due to a string of patent expirations, which started with the expiration of the Xalatan® patent.

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

Our majority stockholder and parent, Can-Fite, which conducts our current clinical studies pursuant to the Services Agreement, maintains worldwide product and clinical trial liability insurance with a coverage limit of approximately $3.0 million with respect to the use of CF101 in clinical trials, including for indications other than ophthalmic diseases.  Can-Fite also procures additional insurance coverage for each specific clinical trial it conducts, which includes coverage for a certain number of trial participants and varies based on the particular clinical trial.  Certain of such policies are based on compliance with the Declaration of Helsinki, which is a set of ethical principles regarding human experimentation developed for the medical community by the World Medical Association and certain protocols from various health authorities throughout the world, some of which may be costly to comply with.

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

Research and Development

Research and development expenses for the year ended December 31, 2014 were approximately $721,000 compared to approximately $1,759,000 for the year ended December 31, 2013.

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

If the clinical data from these clinical trials (Phases I, II and III) is deemed to support the safety and effectiveness of the candidate product for its intended use, then we may proceed to seek to file with the FDA an NDA seeking approval to market a new drug for one or more specified intended uses. We have not completed clinical trials for any candidate product for any intended use and therefore, we cannot ascertain whether the clinical data will support and justify filing an NDA. Nevertheless, if and when we are able to ascertain that the clinical data supports and justifies filing an NDA, we intend to make such appropriate filings.

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

We are also subject to various federal, state and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws.  The federal Anti-kickback law, which governs federal healthcare programs (e.g., Medicare, Medicaid), makes it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug.  Many states have similar laws that are not restricted to federal healthcare programs.  Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursement, including claims for the sale of drugs or services, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.  If the government or a whistleblower were to allege that we violated these laws there could be a material adverse effect on us, including our stock price.  Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition.  A finding of liability under these laws can have significant adverse financial implications for us and can result in payment of large penalties and possible exclusion from federal healthcare programs.  We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them.  However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

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

National Procedure

This procedure is available for medicinal products that do not fall within the scope of mandatory centralized authorization and are intended for use in only one EU member state. Specific procedures and timelines differ between member states, but the duration of the procedure is generally 210 days and based on a risk/efficacy assessment by the competent authority of the member state concerned, followed by determination of SmPC, package leaflet and label text/layout and subsequently grant of the marketing authorization. Marketing authorizations granted on this basis are not mutually recognized by other member states.

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

Cross-referral to Innovator’s Data

Articles 10(1) and 10(2)(b) of Directive 2001/83/EC provide the legal basis for an applicant to seek a marketing authorization on the basis that its product is a generic medicinal product (a copy) of a reference medicinal product that has already been authorized, in accordance with community provisions. A reference product is, in principle, an original product granted an authorization on the basis of a full dossier of particulars and information. This is the main exemption used by generic manufacturers for obtaining a marketing authorization for a copy product. The generic applicant is not required to provide the results of preclinical studies and of clinical trials if its product meets the definition of a generic medicinal product and the applicable regulatory results protection period for the results submitted by the innovator has expired. A generic medicinal product is defined as a medicinal product:

●	having the same qualitative and quantitative composition in active substance as the reference medicinal product;

●	having the same pharmaceutical form as the reference medicinal product; and

●	whose bioequivalence with the reference medicinal product has been demonstrated by appropriate bioavailability studies.

●	Applications in respect of a generic medicinal product cannot be made before the expiry of the protection period. Where the reference product was granted a national marketing authorization pursuant to an application made before October 30, 2005, the protection period is either six years or 10 years, depending upon the election of the particular member state concerned. Where the reference product was granted a marketing authorization centrally, pursuant to an application made before November 20, 2005, the protection period is 10 years. For applications made after these dates, Regulation 726/2004 and amendments to Directive 2001/83/EC provide for a harmonized protection period regardless of the approval route utilized. The harmonized protection period is in total 10 years, including eight years of research data protection and two years of marketing protection. The effect is that the originator’s results can be the subject of a cross-referral application after eight years, but any resulting authorization cannot be exploited for a further two years. The rationale of this procedure is not that the competent authority does not have before it relevant tests and trials upon which to assess the efficacy and safety of the generic product, but that the relevant particulars can, if the research data protection period has expired, be found on the originator’s file and used for assessment of the generic medicinal product. The 10-year protection period can be extended to 11 years where, in the first eight years post-authorization, the holder of the authorization obtains approval for a new indication assessed as offering a significant clinical benefit in comparison with existing products.

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

Israel

In November 2011, Eyefite and Can-Fite entered into the Services Agreement, pursuant to which Can-Fite will manage, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101. As such, in addition to regulations of other countries where we are seeking regulatory approval, Israeli government regulation will also govern the development of our product candidates.

Israel Ministry of the Environment — Toxin Permit

In accordance with the Israeli Dangerous Substance Law — 1993, the Ministry of the Environment may grant a permit in order to use toxic materials. Because Can-Fite utilizes toxic materials in the course of operation of their laboratories relating, in part, to our products, they were required to apply for a permit to use these materials. The current toxin permit held by Can-Fite will remain in effect until January 2017.

Other Licenses and Approvals

Can-Fite has a business license from the municipality of Petah-Tikva for a drug development research laboratory located at its offices in Petah Tikva, Israel.  In order to obtain this license, Can-Fite also received approval from the Petah-Tikva Association of Towns Fire Department.  Can-Fite’s business license is valid until December 2017. Can-Fite also has a radioactive materials or products containing radioactive materials license, which is valid until July, 2017.

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

Employees

As of December 31, 2014, we had no part-time employees and no full time employees.

ITEM 1A.  RISK FACTORS.

Investing in us involves significant risks, including the risks described below.  You should consult with your own financial and legal advisors and carefully consider the material risks described below, together with all of the other information in this Annual Report on Form 10-K.  If any of the following risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.

Risks Related to Our Financial Position and Capital Requirements

We have incurred operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future.

We are a clinical stage biopharmaceutical company that develops orally bioavailable small molecule therapeutic products for the treatment of autoimmune-inflammatory, oncological and ophthalmic diseases. Since November 2011, we have been focused on research and development activities with a view to developing our product candidate, CF101 for ophthalmic diseases. We have financed our operations primarily through the sale of equity securities and have incurred losses in each year since our inception. We have historically incurred substantial net losses, including net losses of approximately $1,195 in 2014 and $2,837 in 2013. At December 31, 2014, we had an accumulated deficit of approximately $7296. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales and accordingly we do not have a revenue stream to support our cost structure. Our losses have resulted principally from costs incurred in development and discovery activities. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we:

●	initiate and manage pre-clinical development and clinical trials for our current and new product candidates;

●	seek regulatory approvals for our product candidates;

●	implement internal systems and infrastructures;

●	seek to license additional technologies to develop;

●	hire management and other personnel; and

●	move towards commercialization.

If our product candidates fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in highly regulated and competitive markets, such as the biopharmaceutical market, where regulatory approval and market acceptance of our products are uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

We will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current shareholders’ ownership interests.

As of December 31, 2014, we had cash and cash equivalents of approximately $9,000. In February, 2013, we obtained a formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by us. While Can-Fite has agreed in the past including as recently as March 2015 to extend the term of the deferral letter, there can be no assurance that Can-Fite will continue to extend the term of such deferral beyond May 2016 and the announcement in December 2013 that CF101 did not meet its Phase III DES trial end-points has had a material adverse effect on our ability to raise capital on acceptable terms. We have expended and believe that we will continue to expend substantial resources for the foreseeable future developing our product candidates. These expenditures will include costs associated with research and development, manufacturing, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will require additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of activities, such as product marketing, sales, and distribution. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials.

Our future capital requirements depend on many factors, including:

●	the failure to obtain regulatory approval or achieve commercial success of our product candidates;

●	the results of our preclinical studies and clinical trials for our earlier stage product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

●	the costs, timing and outcome of regulatory review of our product candidates that progress to clinical trials;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

●	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

●	the cost of manufacturing our product candidates and any products we successfully commercialize;

●	the timing, receipt and amount of sales of, or royalties on, our future products, if any;

●	the expenses needed to attract and retain skilled personnel;

●	any product liability or other lawsuits related to our products;

●	the extent to which we acquire or invest in businesses, products or technologies and other strategic relationships; and

●	the costs of financing unanticipated working capital requirements and responding to competitive pressures.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect shareholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our licensed technology, and we will be unable to develop and commercialize our products and technologies.

Our present and future capital requirements depend on many factors, including:

●	the level of research and development investment required to develop our product candidates, and maintain and improve our licensed technology position;

●	the costs of obtaining or manufacturing product candidates for research and development and testing;

●	the results of preclinical and clinical testing, which can be unpredictable in product candidate development;

●	changes in product candidate development plans needed to address any difficulties that may arise in manufacturing, preclinical activities or clinical studies;

●	our ability and willingness to enter into new agreements with strategic partners and the terms of these agreements;

●	our success rate in preclinical and clinical efforts associated with milestones and royalties;

●	the costs of investigating patents that might block us from developing potential product candidates;

●	the costs of recruiting and retaining qualified personnel;

●	the time and costs involved in obtaining regulatory approvals;

●	the number of product candidates we pursue;

●	our revenues, if any;

●	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

●	our need or decision to acquire or license complementary technologies or new platform or product candidate targets.

If we are unable to obtain the funds necessary for our operations, we will be unable to maintain and improve our licensed technology, and we will be unable to develop and commercialize our products and technologies, which would materially and adversely affect our business, liquidity and results of operations.

Risks Related to our Business and Regulatory Matters

We have not yet commercialized any products or technologies, and we may never become profitable.

We have not yet commercialized any products or technologies, and we may never be able to do so. We do not know when or if we will complete any of our product development efforts, obtain regulatory approval for any product candidates incorporating our technologies or successfully commercialize any approved products. Even if we are successful in developing products that are approved for marketing, we will not be successful unless these products gain market acceptance for appropriate indications at favorable reimbursement rates. The degree of market acceptance of these products will depend on a number of factors, including:

●	the timing of regulatory approvals in the countries, and for the uses, we seek;

●	the competitive environment;

●	the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products;

●	our ability to enter into strategic agreements with pharmaceutical and biotechnology companies with strong marketing and sales capabilities;

●	the adequacy and success of distribution, sales and marketing efforts; and

●	the pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators.

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

Our current pipeline is based on a single compound, the CF101 drug candidate. Failure to develop CF101 will have a material adverse effect on us. CF101 recently failed to reach the primary and secondary efficacy study end-points in a recent phase III DES study.

Our current pipeline is based on the development of CF101 for the treatment of glaucoma and uveitis. As such, we are currently dependent on a single molecule for our potential commercial success, and any safety or efficacy problems or concern with CF101, or Can-Fite’s failure to maintain its license from the NIH, could have a significant impact on our business. Failure to develop CF101 or any additional drug candidates which we may develop in the future, in whole or in part, would have a material adverse effect on us. We experienced the risks involved with the development of CF101 recently when we announced in December 2013 that CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints in a Phase III study of CF101. Nonetheless, CF101 was found to be well tolerated. In 2014 we decided to end the development of CF101 for the DES indication. This decision was based on a lack of correlation between patients' response to CF101 and over-expression of the drug target, the A3 adenosine receptor in this patient population.

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

Our product candidates are at various stages of clinical and preclinical development and may never be commercialized.

Our product candidates are at various stages of clinical development and may never be commercialized. The progress and results of any future pre-clinical testing or future clinical trials are uncertain, and the failure of our product candidates to receive regulatory approvals will have a material adverse effect on our business, operating results and financial condition to the extent we are unable to commercialize any products. None of our product candidates has received regulatory approval for commercial sale. In addition, we face the risks of failure inherent in developing therapeutic products. Our product candidates are not expected to be commercially available for several years, if at all.

In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the U.S. Food and Drug Administration, or the FDA, and foreign regulatory authorities for commercial use. The FDA and foreign regulatory authorities have full discretion over this approval process. We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval. Typically, in the pharmaceutical industry, there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Also, satisfying regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory reviews.

In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate or to distribute our products, we must demonstrate thorough pre-clinical testing and thorough human clinical trials that the product candidate is safe and effective for its intended uses (e.g., treatment of a specific condition in a specific way subject to contradictions and other limitations). Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our new drug applications, or NDA, or grant approval for a narrowly intended use that is not commercially feasible.  We might not obtain regulatory approval for our drug candidates in a timely manner, if at all.  Failure to obtain FDA approval of any of our drug candidates in a timely manner or at all will severely undermine our business by reducing the number of salable products and, therefore, corresponding product revenues.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. For example, in December 2013, we announced top-line results of a Phase III study with CF101 for DES in which CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. In addition, two Phase IIb studies in RA utilizing CF101 in combination with methotrexate, a generic drug commonly used for treating RA patients, or MTX, failed to reach their primary endpoints. Many companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Any delay in, or termination or suspension of, our clinical trials will delay the requisite filings with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.  If the clinical trials do not support our product claims, the completion of development of such product candidates may be significantly delayed or abandoned, which will significantly impair our ability to generate product revenues and will materially adversely affect our results of operations.

This drug candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed from preclinical through early to late stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives.

Changes in our planned clinical trials or future clinical trials could cause our product candidates to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

We might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever.

Even if regulatory authorities approve our product candidates, they may not be commercially successful. Our product candidates may not be commercially successful because government agencies and other third-party payors may not cover the product or the coverage may be too limited to be commercially successful; physicians and others may not use or recommend our products, even following regulatory approval. A product approval, assuming one issues, may limit the uses for which the product may be distributed thereby adversely affecting the commercial viability of the product. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. We also expect that at least some of our product candidates will be expensive, if approved. Patient acceptance of and demand for any product candidates for which we obtain regulatory approval or license will depend largely on many factors, including but not limited to the extent, if any, of reimbursement of costs by government agencies and other third-party payors, pricing, the effectiveness of our marketing and distribution efforts, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products. If physicians, government agencies and other third-party payors do not accept our products, we will not be able to generate significant revenue.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Regulatory authorities, such as the FDA, may preclude clinical trials from proceeding. Additionally, the clinical trial process is time-consuming, failure can occur at any stage of the trials, and we may encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

●	unforeseen safety issues;

●	determination of dosing issues;

●	lack of effectiveness or efficacy during clinical trials;

●	failure of third party suppliers to perform final manufacturing steps for the drug substance;

●	slower than expected rates of patient recruitment and enrollment;

●	lack of healthy volunteers and patients to conduct trials;

●	inability to monitor patients adequately during or after treatment;

●	failure of third party contract research organizations to properly implement or monitor the clinical trial protocols;

●	failure of institutional review boards to approve our clinical trial protocols;

●	inability or unwillingness of medical investigators and institutional review boards to follow our clinical trial protocols; and

●	lack of sufficient funding to finance the clinical trials.

We have experienced the risks involved with conducting clinical trials, including but not limited to, increased expense and delay and failure to meet end points of the trial. For example, in December 2013, we announced top-line results of a Phase III study with CF 101 for dry-eye syndrome in which CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. In addition, Can-Fite, which conducts our clinical trials, experienced the risks involved with conducting clinical trials, including but not limited to, increased expense and delay. For example, two Phase IIb studies in RA utilizing CF101 in combination with methotrexate, a generic drug commonly used for treating RA patients, or MTX, failed to reach their primary endpoints. Can-Fite believes that this may have been due to low A3AR expression in the subpopulation of RA patients that did not respond well to treatment with MTX. Because of their low A3AR expression, such patients also did not respond well to treatment with CF101. Can-Fite was not aware of this when it designed the studies. As such, Can-Fite conducted an additional phase IIb RA trial of CF101 as a standalone therapy in patients with A3AR expression levels above a certain threshold, and positive results from this study were announced in December 2013.

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

The manufacture of our product candidates is a chemical synthesis process and if one of our materials suppliers encounters problems manufacturing our products, our business could suffer.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with requirements that the FDA or foreign regulators establish. We do not intend to engage in the manufacture of our products other than for pre-clinical and clinical studies, but we or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s or foreign regulators’ requirements necessary to continue manufacturing our drug substance. Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency, or DEA, and corresponding foreign regulators to ensure strict compliance with requirements and other governmental regulations and corresponding foreign standards. Any failure to comply with DEA requirements or FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our product candidates.

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

We are highly dependent on our executive officers and other key management and technical personnel. Our failure to retain our Chief Executive Officer and Chairman, Pnina Fishman, Ph.D., who has developed much of the technology we utilize today, or any other key management and technical personnel, could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, and management personnel, among others, to continue the development and commercialization of our current and future products.

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

We will compete against fully integrated pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs than we do, and have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs;

●	undertaking pre-clinical testing and human clinical trials;

●	obtaining FDA, addressing various regulatory matters and other regulatory approvals of drugs;

●	formulating and manufacturing drugs; and

●	launching, marketing and selling drugs.

If our competitors develop and commercialize products faster than we do, or develop and commercialize products that are superior to our product candidates, our commercial opportunities will be reduced or eliminated. The extent to which any of our product candidates achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the biotechnology and biopharmaceutical industry is intense and has been accentuated by the rapid pace of technology development. Our competitors include large integrated pharmaceutical companies, biotechnology companies that currently have drug and target discovery efforts, universities, and public and private research institutions. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do. These organizations also compete with us to:

●	attract parties for acquisitions, joint ventures or other collaborations;

●	license proprietary technology that is competitive with the technology we are developing;

●	attract funding; and

●	attract and hire scientific talent and other qualified personnel.

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

We may suffer losses from product liability claims if our product candidates cause harm to patients.

Any of our product candidates could cause adverse events. Although data from a pooled analysis of Can-Fite of 730 patients (527 CF101, 203 placebo) indicates that CF101 is safe and well tolerated at doses up to 4.0 mg administered twice daily for up to 12 weeks, there were incidences (albeit less than or equal to 5%) of adverse events in five completed and fully analyzed trials in inflammatory disease. Such adverse events included nausea, diarrhea, constipation, common and viral syndromes (such as, tonsillitis, otitis and respiratory and urinary tract infections, myalgia, arthralgia, dizziness, headache, palpitations and pruritus. Can-Fite observed an even lower incidence (less than or equal to 2%) of serious adverse events, including pancytopenia (although extensive evaluation suggests that such adverse event was associated with an inadvertent overdose of MTX), exacerbation of chronic obstructive lung disease and exacerbation of Parkinson’s Disease. Notwithstanding the foregoing, the placebo group in such studies had a higher incidence of overall adverse events than any CF101 dose group and a higher incidence of drug-related adverse events than any CF101 dose group (with the exception of the 1.0 mg group). Safety data of Can-Fite from 652 additional subjects treated with CF101 in 3 subsequent Phase II and Phase III trials are consistent with data from previous trials in showing a low incidence of adverse events associated with CF101 treatment, an absence of apparent dose-response of CF101-associated adverse events and incidences of most adverse events in the CF101 groups comparable to those in the placebo group. No new safety concerns have been identified and no novel or unexpected safety concerns have appeared over 24 weeks of treatment in more recent Can-Fite trials.

There is also a risk that certain adverse events may not be observed in clinical trials, but may nonetheless occur in the future. If any of these adverse events occur, they may render our product candidates ineffective or harmful in some patients, and our sales would suffer, materially adversely affecting our business, financial condition and results of operations.

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

Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or the conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could negatively impact us or our collaboration partners by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. In addition, as clinical experience with a drug expands after approval, typically because it is used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies. Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of or withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including the following:

●	Restrictions on the products, manufacturers or manufacturing process;

●	Warning letters;

●	Civil or criminal penalties, fines and injunctions;

●	Product seizures or detentions;

●	Import or export bans or restrictions;

●	Voluntary or mandatory product recalls and related publicity requirements;

●	Suspension or withdrawal of regulatory approvals;

●	Total or partial suspension of production, and

●	Refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

If we or our collaborators are slow or unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, marketing approval for our product candidates may be lost or cease to be achievable, resulting in decreased revenue from milestones, product sales or royalties, which would have a material adverse effect on our results of operations.

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

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage us.

Risks Related to Our Intellectual Property

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

The failure to obtain or maintain patents, licensing agreements, including our current licensing agreements, and other intellectual property could impact our ability to compete effectively.

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

The risks and uncertainties that we face with respect to our intellectual property rights include, but are not limited to, the following:

●	while the patents we license have been issued, any pending patent applications may not result in issued patents or may take longer than we expect to result in issued patents;

●	we may be subject to interference proceedings;

●	we may be subject to opposition proceedings in foreign countries;

●	any patents that are issued may not provide meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us or our customers;

●	other companies may independently develop similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies we have licensed or developed; and

●	enforcement of patents is complex, uncertain and expensive.

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

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays. If we are unable to effectively enforce our proprietary rights, or if we are found to infringe the rights of others, we may be in breach of our License Agreement.

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

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our products. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

●	these agreements may be breached;

●	these agreements may not provide adequate remedies for the applicable type of breach;

●	our trade secrets or proprietary know-how will otherwise become known; or

●	our competitors will independently develop similar technology or proprietary information.

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

We have entered into non-competition agreements with our key employees, in most cases within the framework of their employment agreements. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable U.S. and Israeli law, we may be unable to enforce these agreements. If we cannot enforce our non-competition agreements with our employees, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we have exclusively licensed;

●	Our licensors or any future strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we have exclusively licensed;

●	Our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our technology;

●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	It is possible that any pending patent applications will not lead to issued patents;

●	Issued patents that we have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	We may not develop additional proprietary technologies that are patentable; and

●	The patents of others may have an adverse effect on our business.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. In addition, the Israeli Supreme Court ruled in 2012 that an employee who receives a patent or contributes to an invention during his employment may be allowed to seek compensation for it from their employer, even if the employee’s contract of employment specifically states otherwise and the employee has transferred all intellectual property rights to the employer. The Israeli Supreme Court ruled that the fact that a contract revokes the employee’s right for royalties and compensation, does not rule out the right of the employee to claim their right for royalties. As a result, it is unclear if, and to what extent, our employees may be able to claim compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful which in turn could impact our future profitability.

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

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a material adverse effect on us. If we experience significant delays in testing or receiving approvals or sign-offs to conduct clinical trials, our product development costs, or our ability to license product candidates, will increase. If the FDA grants regulatory approval to market a product, this approval will be limited to those disease states and conditions for which the product has demonstrated, through clinical trials, to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If approval is withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the United States, our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

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

In 2010, the United States Congress enacted the Patient Protection and Affordable Care Act of 2010 or, Affordable Care Act. The Affordable Care Act seeks to reduce the federal deficit and the rate of growth in health care spending through, among other things, stronger prevention and wellness measures, increased access to primary care, changes in health care delivery systems and the creation of health insurance exchanges. Enrollment in the health insurance exchanges began in October 2013. The Affordable Care Act requires the pharmaceutical industry to share in the costs of reform, by, among other things, increasing Medicaid rebates and expanding Medicaid rebates to cover Medicaid managed care programs. Other components of healthcare reform include funding of pharmaceutical costs for Medicare patients in excess of the prescription drug coverage limit and below the catastrophic coverage threshold. Under the Affordable Care Act, pharmaceutical companies are now obligated to fund 50% of the patient obligation for branded prescription pharmaceuticals in this gap, or “donut hole.” Additionally, commencing in 2011, an excise tax was levied against certain branded pharmaceutical products. The tax is specified by statute to be approximately $3 billion in 2012 through 2016, $3.5 billion in 2017, $4.2 billion in 2018, and $2.8 billion each year thereafter. The tax is to be apportioned to qualifying pharmaceutical companies based on an allocation of their governmental programs as a portion of total pharmaceutical government programs.

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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both, and debarment. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products once commercialized may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

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

Our common stock trades in the over-the-counter market and is quoted on the OTCQB.  The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges.  Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers.  Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread.  These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers.  Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale.  For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks.  There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for investors to sell their shares of our common stock.

Although our common stock now trades on the OTCQB, an active trading market for our shares may not be sustained. It may be difficult for investors to sell their shares without depressing the market price for the shares or at all. As a result of these and other factors, investors may not be able to sell their shares at or above the offering price or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult to sell your common stock.

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

The market price of our common stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	announcements of technological innovations, new products or product enhancements by us or others;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of drugs we, our licensees or others develop;

●	success of research and development projects;

●	success in clinical and preclinical studies;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	changes in government regulations or patent decisions;

●	developments by our licensees;

●	developments in the biotechnology industry;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of common stock or other securities;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance; and

●	the other factors described in this “Risk Factors” section.

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

Risks Related to our Operations in Israel

Potential political, economic and military instability in the state of Israel, where our senior management, our head executive office and Can-Fite’s research and development facilities are located, may adversely affect our results of operations.

Our head executive office and the facilities of Can-Fite, upon whom we rely for our initial research and development activities, as well as some of our planned clinical sites and suppliers are located in Israel.  Our officers and most of our directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors.  Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. During the summer of 2014 and the winter of 2012 and 2008, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. These conflicts involved missile strikes against civilian targets in various parts of Israel, and negatively affected business conditions in Israel. To date, Israel faces political tension with respect to its relationships with Turkey, Iran and other Arab neighbor countries. In addition, recent political uprisings and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries, and have raised concerns regarding security in the region and the potential for armed conflict. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees and service providers being called up to perform military duty for an extended period of time. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Any future deterioration in the political and security situation in Israel will negatively impact our business.

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

Many Israeli citizens are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups. Such disruption could materially adversely affect our business, financial condition and results of operations.

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

Your rights and responsibilities as a shareholder will be governed by Israeli law which may differ in some respects from the rights and responsibilities of shareholders of U.S. companies.

We are incorporated under Israeli law. The rights and responsibilities of the holders of our ordinary shares and ADSs are governed by our Articles of Association and Israeli law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in typical U.S.-based corporations. In particular, a shareholder of an Israeli company has a duty to act in good faith toward the company and other shareholders and to refrain from abusing its power in the company, including, among other things, in voting at the general meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and acquisitions and interested party transactions requiring shareholder approval. In addition, a shareholder who knows that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company. There is limited case law available to assist us in understanding the implications of these provisions that govern shareholders’ actions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares and ADSs that are not typically imposed on shareholders of U.S. corporations.

Our current management team has little experience in managing and operating a publicly traded U.S. company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management team has little experience managing and operating a publicly traded U.S. company.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial conditions and could result in delays in achieving the development of an active and liquid trading market for our common stock.

With the exception of two of our directors, all of our current directors and officers serve as directors or officers of Can-Fite, and may have conflicts of interest in transactions or matters concerning us.

With the exception of two of our directors, all of our current directors and officers also serve as directors, officers or employees of Can-Fite. Dr. Fishman, our Chairman of the Board and Chief Executive Officer, is the Chief Executive Officer of Can-Fite and, Itay Weinstein, our Chief Financial Officer, is the Controller for Can-Fite and Messrs. Cohn and Regev, two of our directors, are also directors of Can-Fite. These individuals have certain fiduciary obligations to us and to Can-Fite. Such dual obligations may in the future result in a conflict of interest with respect to presenting certain business, financing or other opportunities to us or to Can-Fite. More specifically, Can-Fite is investigating CF101 for treatment of rheumatoid arthritis and psoriasis while we are investigating CF101 for treatment of various ophthalmic conditions. While EyeFite has sole responsibility for preparing regulatory filings with respect to approvals of CF101 for the treatment of ophthalmic conditions, Can-Fite manages all activities relating to clinical studies for the development of the ophthalmic indications of CF101 as well as those for psoriasis and rheumatoid arthritis. A conflict of interest may arise concerning the timing of the parties’ planned and ongoing clinical trials, new drug application filings and the parties’ opportunities for market or data exclusivity for CF101. In addition, they may be faced with decisions that could have different implications for us than they do for Can-Fite. Consequently, we cannot assure you that the members of our board and management would always act in our and our stockholders’ best interests in all situations where a conflict arises.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.  We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined in Regulation S-K of the Securities Act.  For so long as we remain an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

●	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

●	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 10 Bareket St, Petach Tikva, Israel, 4951778, which is also the office of Can-Fite, our majority stockholder and parent.

ITEM 3.  LEGAL PROCEEDINGS.

Neither we nor our subsidiary, Eyefite, is a party to, nor is any of their property subject to, any legal proceedings which require disclosure pursuant to this item.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol “OPLI.”  On August 6, 2013, the reverse stock split with respect to our common stock at a ratio of one-for-four and one-half, or 1:4.5 became effective.

The following table sets forth the range of the high and low bid prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

2014	HIGH	LOW
First Quarter	2.90	0.55
Second Quarter	1.85	1.26
Third Quarter	1.75	1.01
Fourth Quarter	1.01	0.50

2013	HIGH	LOW
First Quarter	1.20	0.40
Second Quarter	1.00	0.52
Third Quarter	5.00	0.52
Fourth Quarter	6.00	1.25

The above share prices below have been adjusted to give effect to the reverse split on August 6, 2013.

Holders

As of March 23, 2015, there were approximately 15 stockholders of record holding 10,441,251 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future.  Our ability to pay cash dividends is subject to limitations imposed by state law.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of income and cash flows. This section should be read in conjunction with the other sections of this Annual Report on Form 10-K for the year ended December 31, 2014 and our financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars and rounded.

Description of Business

We are a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders. We have in-licensed certain patents and patent applications protecting the use in the ophthalmic field of our current pipeline drug under development, a synthetic A3 adenosine receptor, or A3AR, agonist, CF101 (known generically as IB-MECA). CF101 is currently being developed by us to treat two ophthalmic indications: glaucoma and uveitis. We are currently conducting a Phase II trial with respect to the development of CF101 for the treatment of glaucoma or related syndromes of ocular hypertension.

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

We are focused on the development of CF101 for the treatment of glaucoma, with a Phase II study ongoing in Israel and Europe. We recently amended the ongoing Phase II study protocol and continue to the second cohort, where patients will be treated with 2 mg CF101 or placebo. This decision is based on positive data from the psoriasis Phase II/III study currently conducted with CF101 by our majority stockholder and parent, Can-Fite.  As a result, there will not be an interim analysis and the full study data is expected to be announced in mid-2015. If successful, the treatment of glaucoma with an oral drug has the potential to be a breakthrough treatment in resolving patient compliance issues with current topical treatments. A third-party validation for the utilization of A3 adenosine receptor agonists for lowering intraocular pressure and treating glaucoma has been recently published by Professor M. Francesca Cordeiro, a Professor of Glaucoma & Retinal Neuro-degeneration at the University College of London and Imperial College in London.

According to GlobalData, the global market for glaucoma drugs is estimated to exceed $3 billion by 2018 and the global uveitis therapeutics market is expected to grow from $0.3 billion in 2010 to $1.6 billion by 2017.  None of our product candidates have been approved for sale or marketing and, to date, there have been no commercial sales of any of our product candidates.

Our corporate strategy is to build a specialized ophthalmic company that develops and in-licenses drugs for the treatment of ophthalmic diseases. We intend to seek to obtain technologies that complement and expand our existing pipeline by entering into in-license or co-development agreements with academic institutions and biotechnology or pharmaceutical companies. We intend to commercialize our products through out-licensing arrangements with third parties who may perform any or all of the following tasks:  completing development, securing regulatory approvals, manufacturing, marketing and sales.  We do not intend to develop our own manufacturing facilities or sales forces.

Results of Operations -Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013
Operating expenses:
Research and development	$721,000	$1,759,000
General and administrative	425,000	1,511,000
Total operating costs	1,146,000	3,270,000
Financial expenses (income), net	49,000	(433,000)
Net loss	$1,195,000	$2,837,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products for several years, if at all.

Operating Expenses

Research and development expenses.    Research and development expenses were $721,000 for the year ended December 31, 2014, compared to $1,759,000 for the year ended December 31, 2013, a decrease of $1,038,000 or 59%. The decrease in research and development expenses is primarily related to the completion of the Phase III CF101 study for DES at the end of 2013. Assuming we will have sufficient liquidity resources, we anticipate significantly higher costs in the future as our Phase II CF101 study for glaucoma progresses.

General and administrative expenses.    General and administrative expenses were $425,000 for the year ended December 31, 2014, compared to $1,511,000 for the year ended December 31, 2013, a decrease of $1,086,000 or 72%. The decrease in general and administrative expenses was primarily related to the termination of a former CEO during 2013 and the reversal of share based compensation expenses that are related to unvested stock options upon the termination of another former CEO during 2014.

Financial Expenses (Income), Net

Financial expenses, net were $49,000 for the year ended December 31, 2014 compared to financial income, net of $433,000 for the year ended December 31, 2013, a change of $482,000 or 111%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our parent company, Can-Fite. For the year ended December 31, 2014 and 2013, financial income in the amount of $7,000 and $463,000, respectively were related to revaluation of derivative liability related to the service agreement with Can-Fite signed on November 21, 2011.

Net Loss

As a result of the foregoing, we incurred a net loss of $1,195,000 for the year ended December 31, 2014 compared $2,837,000 for the year ended December 31, 2013, a decrease of $1,642,000 or 58%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2014 and December 31, 2013, we had $9,000 and $422,000 in cash and cash equivalents, a working capital deficit of $1,691,000 and $133,000 and an accumulated deficit of $7,296,000 and $6,101,000. The increase in working capital deficit was primarily due to deferred payments to Can-Fite and decrease in the fair value of our investment in Can-Fite’s securities. Net cash used in operating activities was approximately $413,000 for the year ended December 31, 2014, compared with net cash used in operating activities of approximately $814,000 for the year ended December 31, 2013. The decrease in net cash used in operating activities was primarily related to the completion of the Phase III CF101 study for DES. There was no net cash provided by investing activities for the year ended December 31, 2014, compared with net cash provided by investing activities of approximately $509,000 for year ended December 31, 2013. The decrease in net cash provided by investing activities was primarily due to the sale of Can-Fite securities during June 2013. There was no net cash provided by financing activities for the years ended December 31, 2014 and 2013.

In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in March 2015), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of December 31, 2014, the deferred payments to Can-Fite totaled approximately $2,457,000. In addition, in March 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters remain in effect for a period of at least 14 months from March 2015 and any related balance bears interest at a rate of 3% per annum.

Liquidity resources, as of December 31, 2014, together with the Can-Fite support letters as discussed above, will be sufficient maintain of the Company's operations for at least for twelve months. For a long term solution, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market them.

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

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow the coverage of our anticipated budget deficit. Such initiatives may include monetizing of our assets, by intention to realize our remaining investment in Can-Fite’s shares.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OPHTHALIX INC.

We have audited the accompanying consolidated balance sheets of OphthaliX Inc. and its subsidiary (the "Company") as of December 31, 2014 and 2013, and the related consolidated statement of comprehensive loss, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 25, 2015	A Member of Ernst & Young Global

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9	$422
Investment in Parent company (Note 3)	794	1,175
Prepaid expenses	209	20

Total current assets	1,012	1,617

PROPERTY AND EQUIPMENT, NET	1	1

Total assets	$1,013	$1,618

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Parent company (Note 9)	$2,457	$1,487
Other accounts payable and accrued expenses	246	263

Total current liabilities	2,703	1,750

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement (Note 4)	* )	7

STOCKHOLDERS' DEFICIENCY:
Share capital
Preferred Stock -
Authorized : 1,000,000 shares at December 31, 2014 and 2013, Issued and Outstanding: 0 shares at December 31, 2014 and 2013	-	-
Common Stock of $0.001 par value -
Authorized: 100,000,000 shares at December 31, 2014 and 2013, Issued and Outstanding: 10,441,251 shares at December 31, 2014 and 2013	10	10
Additional paid-in capital	5,494	5,469
Accumulated other comprehensive income	102	483
Accumulated deficit	(7,296)	(6,101)

Total stockholders' deficiency	(1,690)	(139)

Total liabilities and stockholders' deficiency	$1,013	$1,618

*) Represent amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2014	2013

Operating expenses:
Research and development	$721	$1,759
General and administrative	425	1,511

Total operating expenses	1,146	3,270

Financial expenses (income) , net (Note 8)	49	(433)

Net loss	1,195	2,837

Net loss per share:
Basic and Diluted loss per share	$0.11	$0.27

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	10,441,251	10,441,251

Other comprehensive loss (income) :

Available-for-sale investments:
Changes in net unrealized loss (income)	381	(523)
Less: reclassification adjustment for net loss included in net loss	-	40

Total other comprehensive loss (income)	$381	$(483)

Comprehensive loss	$1,576	$2,354

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

	Shares of Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	loss	deficiency

Balance as of January 1, 2013	10,441,251	10	4,871	(3,264)	-	1,617

Stock based compensation	-	-	598	-	-	598
Unrealized gain from investment in Parent company	-	-	-	-	483	483

Net loss	-	-	-	(2,837)	-	(2,837)

Balance as of December 31, 2013	10,441,251	10	5,469	(6,101)	483	(139)

Stock based compensation	-	-	25	-	-	25
Unrealized loss from investment in Parent company	-	-	-	-	(381)	(381)

Net loss	-	-	-	(1,195)	-	(1,195)

Balance as of December 31, 2014	10,441,251	10	5,494	(7,296)	102	(1,690)

The accompanying notes are an integral part of the consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2014	2013

Cash flows from operating activities:

Net loss	$(1,195)	$(2,837)

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	(189)	238
Increase (decrease) in other account payables and accrued expenses	(17)	64
Increase in Parent company balance	970	1,559
Change in fair value of the derivative related to Service Agreement	(7)	(463)
Loss from sale of investments in Parent company	-	26
Stock based compensation	25	598
Depreciation	* )	1

Net cash used in operating activities	(413)	(814)

Cash flows from investing activities:

Proceed from sale of Parent company shares, net	-	511
Purchase of property and equipment	-	(2)

Net cash provided by investing activities	-	509

Cash flows from financing activities:

Net cash provided by financing activities	-	-

Change in cash and cash equivalents	(413)	(305)
Cash and cash equivalents at the beginning of the year	422	727

Cash and cash equivalents at the end of the year	$9	$422

*) Represent amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	OphthaliX Inc. (the "Company" or "OphthaliX"), originally incorporated in the State of Nevada on December 10, 1999 under the name Bridge Capital.com Inc., was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management Inc. in March 2001. Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry. Denali operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.

In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity, becoming a public shell company in the U.S.

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the "Parent company" or "Can-Fite"), a public company in Israel and U.S, and the Company, as further detailed in Note 1b below.

The Company and its Subsidiary conduct research and development activities using an exclusive worldwide license for CF101, a synthetic A3 adenosine receptor, or A3AR, agonist (known generically as IB-MECA) solely for the field of ophthalmic diseases after the consummation of the transaction. See also Note 1b2.

Following the transaction, Denali changed its name to OphthaliX Inc. and also changed its corporate domicile from Nevada to Delaware.

b.	Reverse Recapitalization and related arrangements:

1.	Recapitalization:

On November 21, 2011 (the "Closing Date"), Can-Fite purchased 8,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in exchange for all of the issued and outstanding ordinary shares of Eyefite pursuant to the terms of a stock purchase agreement (the “Purchase Agreement”).  As a result, Eyefite became a wholly-owned subsidiary of the Company and Can-Fite became its majority stockholder and a parent.

Also on November 21, 2011, the Company issued a warrant to Can-Fite by which Can-Fite has the right, until the earlier of (a) the November 21, 2016 and (b) the closing of the acquisition of the Company by another entity, resulting in the exchange of the Company’s outstanding common shares such that its stockholders prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Payment (as defined below) into 480,022 shares of Common Stock (subject to adjustment in certain circumstances).  The per share exercise price for the shares is $5.148.  This warrant may be exercised on either a cash or a cashless basis, provided that if the warrant is exercised on a cashless basis, the warrant must be exercised in whole, not in part.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

Simultaneously with the transactions described above, the Company completed a private placement of shares of Common Stock for gross proceeds of $3,330 through the sale of 646,776 shares to third party investors and sold 466,139 shares of Common Stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite (representing approximately 7% of Can-Fite's issued and outstanding share capital as of the Closing Date), valued at $2,400 (as determined by reference to the previous trading day’s closing price for Can-Fite shares on the Tel Aviv Stock Exchange), and 97,112 shares to Can-Fite for gross proceeds of $500 (collectively, together with the shares issued to the investors, the “Financing”).  In addition, the Company issued to Can-Fite and each of the other investors, for each four shares of the Company’s Common Stock purchased in the Financing, nine warrants valid for a period of five years from the closing of the Financing to acquire two shares of the Company for an exercise price of $7.74. The warrants do not contain nonstandard anti-dilution provisions (see also Note 6b).

In accordance with the Israeli Securities Law (1968), Section 15C and related Securities Regulations, the ordinary shares issued by Can-Fite to OphthaliX have a "Resale Restriction Period", which consists of one year of full restriction and a liquidation period of eight consecutive quarters. As such, OphthaliX was eligible to sell 12.5% of the Can-Fite ordinary shares it holds every quarter since November 21, 2012. As of December 31, 2014, no restrictions remained on selling the abovementioned shares under the Israeli Securities Law (1968), Section 15C and related Securities Regulations.

On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of December 31, 2014, the Company held 446,827 Can-Fite ordinary shares, representing approximately 2.05% of Can-Fite's issued and outstanding share capital.

The transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, Business Combinations. Under reverse capitalization accounting, EyeFite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the condensed consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of EyeFite since inception. Following the consummation of all of the transactions contemplated by the Purchase Agreement, the Financing, and other agreements entered into on the Closing Date, Can-Fite became the beneficial holder of 82% of the Company’s Common Stock.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

2.	License and research and development services from Can-Fite:

In connection with the consummation of the recapitalization transaction, the Company and Can-Fite entered into a license agreement, pursuant to which Can-Fite granted EyeFite a sole and exclusive worldwide license for the use of CF101, solely in the field of ophthalmic diseases. EyeFite will be obligated to make to the U.S. National Institutes of Health ("NIH"), with regard to the patents of which are included in the license to EyeFite, for as long as the license agreement between the Company and NIH remains in effect, a nonrefundable minimum annual royalty fee and potential future royalties of 4.0% to 5.5% on net sales.

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. During 2013, the Company accrued an amount of $75 related the Glaucoma phase II clinical trial. EyeFite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During 2014, the Company did not reach any milestone or generate revenue that would trigger additional payments to Can-Fite.

As of December 31, 2014 the aggregate amount accrued for these milestones payment is $175.

In addition, following the closing of the recapitalization transaction, Can-Fite, OphthaliX and EyeFite entered into a service agreement (the "Service Agreement"). Pursuant to the terms of the Service Agreement, Can-Fite will manage the research and development activities relating to pre-clinical and clinical studies for the development of the ophthalmic indications of CF101. In consideration for Can-Fite's services, EyeFite will pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%). In addition, the Company is committed to future additional payments equal to 2.5% of any and all proceeds received by EyeFite relating to the activities regarding the drug (the "Additional Payment").

According to the Service Agreement, Can-Fite will have the right, at any time until November 21, 2016, to convert the Additional Payment into an additional 480,022 shares of Common Stock of the Company for total consideration of $2,471 (subject to adjustment in certain circumstances - See also Note 6).

c.	The Company devotes most of its efforts toward research and development activities. As of December 31, 2014, the Company does not have sufficient capital resources to conduct its research and development activities until commercialization of the underlying products.

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. Such initiatives include a plan to monetize part or all of the Company's investment in Can-Fite's ordinary shares. In addition, in February 2013, which has been updated periodically (most recently in March 2015), Can-Fite issued to the Company a formal letter stating that Can-Fite agrees to defer payments owing to it under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of fundraising by the Company sufficient to cover such deferred payments. In addition, in March 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which are in excess of the Company's available cash to finance its operations, including cash generated from any future sale of Can-Fite shares held by the Company. Both letters remain in effect for a period of at least 14 months from March 2015 and any related balance bears interest at a rate of 3% per annum.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company. Liquidity resources, as of December 31, 2014, together with the Parent company support letters described above, will be sufficient maintain of the Company's operations for at least for twelve months.

As of December 31, 2014, the deferred payments to Can-Fite totaled $2,457. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

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

OPHTHALIX INC. AND ITS SUBSIDIARY

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

e.	Prepaid expenses:

All prepaid expenses are composed of clinical trials drug-kits which expense based on a percentage of completion method of the related clinical trials.

f.	Investment in Parent company:

In accordance with ASC320, the accounting for the Company's investment in the equity securities depend on the remaining period of the tradability restriction in its respective market of the shares (as described in Note 1b).

Shares that are restricted for less than one year re-measured to reflect fair value at each cutoff date. These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity under accumulated other comprehensive income in the consolidated balance sheets. Realized gains and losses on sales of available-for-sale securities are included as financials income, net in the consolidated statements of comprehensive loss. As of December 31, 2014, there are no restrictions on selling such shares.

The Company recognizes an impairment charge when a decline in the fair value of its investments in securities is below the cost basis of such securities is judged to be other than temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company's intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment recognized as part of financial income, net, net in the statement of comprehensive loss and is limited to the amount related to credit losses, while impairment related to other factors recognized in other comprehensive loss. As of December 2014 and 2013 no impairment was recognized.

g.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

%

Computer equipment	33

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2014 and 2013, no impairment losses have been identified.

i.	Research and development expenses:

All research and development costs are charge to expense as incurred.

j.	Accounting for stock-based compensation:

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

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

k.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each period. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each period, plus dilutive potential Common Stock considered outstanding during the period, in accordance with ASC topic 260, "Earnings Per Share" ("ASC 260").

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The total weighted average number of shares related to the outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 1,453,638 and 1,437,315 for the years ended December 31, 2014 and 2013, respectively.

l.	Income taxes:

The Company and its Subsidiary account for income taxes and uncertain tax positions in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a full valuation allowance, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

The Company implements a two-step approach to recognize and to measure uncertain tax positions in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

m.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment in Parent company and prepaid expenses.

Cash and cash equivalents are deposited with a major bank in Israel. The Company's management believes that the financial institution that holds the Company's investments is an institution with high credit standing, and accordingly, minimal credit risk exists with respect to these investments.

n.	Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, investment in Parent company, prepaid expenses, accounts receivable, other accounts payable and accrued expenses, approximate fair value because of their generally short-term maturities.

The Company adopted ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to release a liability in an orderly transaction between market participants.

OPHTHALIX INC. AND ITS SUBSIDIARY

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

o.	Impact of recently issued Accounting Standards:

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3: -	INVESTMENT IN PARENT COMPANY

The Company reviews various factors in determining whether it should recognize an other-than-temporary impairment charge for its marketable securities, including its intent and ability to hold the investment for a period of time sufficient for any anticipated recovery in market value, the length of time and extent to which the fair value has been less than its cost basis. No such other-than-temporary-impairment was identified during 2014 and 2013.

On June 17, 2013, the Company sold 268,095 Can-Fite's ordinary shares for a total consideration of $511. As a result of such sale the Company recorded loss in the amount of $26 as part of financial income, net in the Consolidated Statements of Comprehensive Loss.

As of December 31, 2013, the investment in Parent company's shares disclosed with discount to reflect the resale restriction (see also note 1.b.1). In measuring the fair value, the Company used an average of Protective Put Option with Asian Put option models. In estimating the fair value, the Company used Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2013: risk-free interest rates ranging from 0.89% to 0.93%; dividend yields of 0%; volatility factors of 77.4%; and a weighted-average contractual life of the options of between 0.14 and 0.64 years.

As of December 31, 2014, the Company holds 446,827 of Can-Fite's outstanding ordinary shares. The Company's investment in Parent company is $794 (according to its quoted market price in the Tel-Aviv Stock Exchange) and classified as short term assets. During 2014, the related unrealized losses derive from the change in the investment totaled $381.

NOTE 4:-	DERIVATIVE RELATED TO SERVICE AGREEMENT

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

Consequently, the Company recorded as part of the Reverse Recapitalization a liability related to the Exchange Right in the amount of $438 based on its fair value. Issuance expenses that were allocated to this component, amounted to $50, were expensed immediately and were included as part of financial expenses in the consolidated statements of comprehensive loss for the period ended in December 31, 2011 (see Note 5 for the re-measurement at year end).

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	DERIVATIVE RELATED TO SERVICE AGREEMENT (Cont.)

The fair value of the Derivative as of December 31, 2014 and 2013 amounted to $0 and $7, respectively and was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

In estimating the derivative fair value, the Company used the following assumptions:

	December 31
	2014	2013

Risk-free interest rate (1)	0.54%	0.78%
Expected volatility (2)	57.51%	58.41%
Expected life (in years) (3)	1.92	2.92
Expected dividend yield (4)	0	0

(1)	Risk-free interest rate - based on the yields from U.S. treasury bonds with different periods to maturity (according to different projection periods).
(2)	Expected volatility - was calculated based on actual historical stock price movements of the Parent Company over a term that is equivalent to the expected term of the option.
(3)	Expected life - the expected life of the conversion feature was based on the term of the derivative.
(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to stockholders in the foreseeable future.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Since the quoted market value of the Company's Common Stock was based on a sporadically traded stock with little or no volume, the Company's management determined the Company's stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the Company used the estimates stock price fair value in the underlying assumptions of the computation of the fair value of the derivative related to the Service Agreement.

NOTE 5:-	FAIR VALUE MEASUREMENTS

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

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of December 31, 2014 and 2013.

	December 31, 2014
	Fair value measurements
Description	Fair Value		Level 1(1)	Level 2(2)	Level 3(3)

Investment in Parent company	$794		$794	$-	$-
Derivative related to Service Agreement	*	)	-	-	*	)

Total Financial Assets, net	$794		$794	$-	$-

*) Represent amount lower than $1

	December 31, 2013
	Fair value measurements
Description	Fair Value	Level 1(1)	Level 2(2)	Level 3(3)

Investment in Parent company	$1,175	$514	$661	$-
Derivative related to Service Agreement	(7)	-	-	(7)

Total Financial Assets, net	$1,168	$514	$661	$(7)

(1)	Represents the portion of the Parent company's shares that has no trading restrictions.
(2)	Represents the portion of the Parent company's shares that has trading restrictions.
(3)	Fair value measurements using significant unobservable inputs (Level 3).

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2014 and 2013. The Company's Level 3 instruments consist of Derivative (see Note 4).

Balance at January 1, 2013	$470
Change in fair value of derivatives	(463)
Balance at December 31, 2013	7
Change in fair value of derivatives	(7)

Balance at December 31, 2014	* )

*) Represent amount lower than $1

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SHARE CAPITAL (Cont.)

a.	Shares of Common Stock:

The shares of Common Stock represent the legal acquirer, meaning OphthaliX's share capital as of the transaction date.

Shares of Common Stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and the right to receive dividends, if declared.

On July 18, 2013 the Company's stockholders approved a reverse stock split of one share for each four and one-half shares outstanding (1:4.5) (the "Reverse Split"). The Reverse Split became effective as of the close of business on August 6, 2013.

All shares of Common Stock, warrants, options, per share data and exercise prices included in these financial statements and notes for all periods presented have been retroactively adjusted to reflect the Reverse Split with respect to the Company's shares of Common Stock.

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

In contemplation of the transaction, the Company issued a total of 532,870 warrants to acquire an aggregate of 118,415 shares of Common Stock to consultants and brokers involved in the transaction with a fair value in total of $329 (the "Adviser Warrants").

Therefore, the fair value of the Adviser Warrants was accounted as issuance expenses, whereas $304 allocated to equity component and were deducted from additional paid in capital, $25 were allocated to a derivative component and expensed immediately as part of financial expenses. All the Adviser Warrants are fully vested. The Company estimates the fair value of Adviser Warrants granted using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 0.92%, dividend yield of 0%, volatility factors of the expected market price of the Parent company's ordinary shares of 76.23% and expected life of the options of 3.72 years. The Adviser Warrants are exercisable upon the payment of $5.148 per share of Common Stock. As of December 31, 2014 and 2013 the intrinsic value of the Adviser Warrants is zeroed.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SHARE CAPITAL (Cont.)

On November 12, 2012, the Company, complying with the undertaking taken as part of the recapitalization of the Company on November 21, 2011, issued to certain investors and Can-Fite1,455,228 and 1,267,315 warrants to acquire 323,384 and 281,625 shares of Common Stock of the Company, respectively . The exercise price of such warrants is $7.74 per share. The warrants are exercisable for a period of five years from their date of grant and do not contain any non- standard anti-dilution provisions.

c.	Stock option plan and grant:

On January 2, 2012, the Board of Directors approved the adoption of the 2012 Stock Incentive Plan (the "2012 Plan"). The 2012 Plan was approved by the Company's stockholders and became effective on February 6, 2012. Under the 2012 Plan, the Company may grant its officers, directors, employees and consultants, stock options, restricted stock and restricted stock units ("RSUs") of the Company. Each stock option granted shall be exercisable at such times and terms and conditions as the Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years.

Upon the adoption of the 2012 Stock Option Plan the Company reserved for issuance 1,088,888 shares of Common Stock. As of December 31, 2014 the Company has 971,388 shares of Common Stock available for future grant under the 2012 Plan.

On January 2013, the Board of Directors approved the adoption of an annex to the 2012 Plan. This Annex only applies to the Israeli grantees in order to comply with the requirements set by Israeli law in general and in particular with the provisions of section 102 of the Israeli tax ordinance.

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

In contemplation of the termination of the Former CEO, the Board of Directors approved a grant of options to the Former CEO. He received options to acquire 8,701 shares of Common Stock at an exercise price of $5.29 in accordance with the terms of the 2012 Plan and the Israeli Annex to the Company's 2012 Plan and which options expired on August 28, 2013.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SHARE CAPITAL (Cont.)

3.	On February 28, 2013, the Board of Directors approved the appointment of a Chief Executive Officer (the "Second Former CEO") of the Company, effective March 1, 2013. The Board of Directors also approved an amendment, dated February 28, 2013, to the existing employment agreement and non-competition agreement, dated February 22, 2011, between Can-Fite and the Second Former CEO whereby the Second Former CEO agreed to serve as Chief Executive Officer of OphthaliX while at the same time continuing to serve as Vice-President of Business Development of Can-Fite. He was to devote approximately 50% of his time to each position and the Company agreed to pay one-half of the compensation owed to him under the February 22, 2011 Employment Agreement with Can-Fite.

On April 22, 2013, the Company's Board of Directors approved the grant of options to the Second Former CEO. In accordance with the option agreement, he received options to acquire 104,412 shares of Common Stock at an exercise price of $5.29 (the "Time Based Options") which were to expire ten years from the grant date. The Time Based Options were to vest over a period of three years on a quarterly basis over twelve consecutive quarters from the date of commencement of the employment. In addition, the Company's Board of Directors also approved the grant of an aggregate of 469,855 options to acquire 104,412 shares of Common Stock of OphthaliX at an exercise price of $5.29 in accordance with the terms of the 2012 Plan, and which were to expire ten years from the grant date. These options were to vest upon the achievement of certain business and financial milestones, as defined in the agreement governing the same.

On June 2, 2014 by mutual agreement with the Company's Second Former CEO, his employment agreement was terminated effective July 28, 2014. All options to acquire the Company's stocks of common shares which were not vested prior to the effective date were forfeited. All of the vested options were exercisable 90 days from the effective date and none were exercised.

According to ASC 718 compensation cost initially is recognized based on an estimate of instruments expected to vest. Each reporting period a company must reevaluate its estimate of the number of instruments that ultimately will be forfeited if the requisite service has not been or is not expected to be provided. The effect of this change in estimated forfeitures is accounted for as a cumulative effect of a change in an accounting estimate in the period that the estimate is revised.

Based on the above accounting policy, for the year ended December 31, 2014 the Company reversed all previous compensation which related to the unvested option at amount of $85.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SHARE CAPITAL (Cont.)

4.	On May 9, 2013, the Company's Board of Directors granted options, which were modified on May 29, 2013 as to number and exercise price, to purchase 13,055 shares of Common Stock to the Company's Chief Financial Officer. These options have an exercise price of $9.00 per share and expire on May 29, 2023. 29,375 of these options vested immediately and the remaining 29,375 will vest over a period of three years on a quarterly basis for 12 consecutive quarters from the date of the grant. The Company accounted for the modification in accordance with ASC-718 "Compensation – Stock Compensation", which measures the fair value of the replacement award against the fair value of the cancelled award on the cancellation date. During 2013 the Company recognized a total compensation of $62 which $38 of them related to the modification.

5.	On May 9, 2013 the Company's Board of Directors approved the grant of options, with the same terms as the options granted to the Company's Chief Financial Officer as described above, to certain members of the Company's Board of Directors, its Secretary and a director of EyeFite. The option grants to the Company's Secretary and the EyeFite director were rescinded by the Company's Board of Directors on June 13, 2013 and the respective grantees waived any rights in and to such options. The Company accounted for these option awards as a cancellation of awards and, in accordance with ASC-718 "Compensation – Stock Compensation", all unrecognized compensation costs were recorded on the cancellation date amounted to $211. The options to be granted to the members of the Company's Board of Directors, which also required the approval of the Company's stockholders, were never granted due to the failure to obtain such stockholder approval.

6.	On July 1, 2013, the Board of Directors approved the appointment of a new director. As part of the agreement with the director, the Company granted him ten-year options under the 2012 Plan to purchase 52,222 shares of Common Stock of the Company at $6.638 per share. The options vest in 12 equal installments on the last day of each fiscal quarter commencing on September 30, 2013, so long as he remains a director.

The following table presents the assumptions used to estimate the fair values of the stock options granted in the period presented:

	Year ended December 31,
Description	2014	2013

Risk-free interest rate	-	1.72%-2.5%
Expected volatility	-	68.5%-71.6%
Dividend yield	-	0
Contractual life	-	10
Early Exercise Multiple (Suboptimal Factor)	-	3
Fair value of options granted during the period	-	$0.54-0.6

During the year ended December 31, 2014 the Company did not issue any stock options.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SHARE CAPITAL (Cont.)

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)

Outstanding at beginning of year	326,324	6.25	9.15	$-
Forfeited/cancelled	(208,824)	5.29	-	-

Outstanding at the end of year	117,500	7.96	7.8	$-

Exercisable at the end of the year	88,125	8.39	7.6	$-
Vested and expected to be vested	117,500	7.96	7.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company's Common Stock of $0.96 as of December 31, 2014.

Stock-based compensation expenses recognized during the years ended December 31, 2014 and 2013 totaled to $25 and $597, respectively.

As of December 31, 2014, there was $25 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 0.7 years.

NOTE 7:-	INCOME TAXES

The Company and its Israeli Subsidiary are separately taxed under the domestic tax laws of the state of incorporation of each entity.

a.	Net operating losses carryforward:

The Company is subject to U.S. income taxes. As of December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,503 which expire in the years 2018 to 2034. The Company has no operating loss carry forwards for state income tax purposes. Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company's Subsidiary in Israel has estimated accumulated losses for tax purposes as of December 31, 2014, in the amount of approximately $2,523 which may be carried forward and offset against taxable income in the future for an indefinite period.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	INCOME TAXES (Cont.)

b.	According to the law in Israel the results of the Israeli subsidiary for tax purposes are measured in nominal values.

c.	Loss before taxes is comprised as follows:

	Year ended December 31,
	2014	2013

Domestic	$367	$869
Foreign (Israel)	828	1,968

	$1,195	$2,837

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company and the Subsidiary's deferred tax assets are comprised of operating loss carryforward and other temporary differences. Significant components of the Company and the Subsidiary’s deferred tax assets are as follows:

	December 31,
	2014	2013

Operating loss carryforward	$1,268	$952
Research and development expenses	205	229
Investment in Parent company	282	130

Deferred tax assets before valuation allowance	1,755	1,311

Valuation allowance	(1,755)	(1,311)

Net deferred tax asset	$-	$-

The Company has provided valuation allowance in respect of deferred tax assets resulting from operating loss carryforward and other temporary differences.

Management currently believes that since the Company and the Subsidiary have a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

e.	Tax rates applicable to the income of the Company:

The Israeli corporate tax rate is 25% in 2013 and 26.5% in 2014.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	INCOME TAXES (Cont.)

On July 30, 2013, the Israeli Parliament approved the second and third readings of the Economic Plan for 2013-2014 ("Amended Budget Law") which includes fiscal changes whose main aim is to enhance the collection of taxes in those years. These changes include, among others, raising the Israeli corporate tax rate from 25% to 26.5% effective from January 1, 2014.

The deferred tax balances included in the financial statements as of December 31, 2014 are calculated according to the new tax rates that were substantially enacted as of the balance sheet date and therefore comply with the above changes, as applicable to the Company.

The corporate tax in the U.S. applying to the Company (incorporated in state of Delaware), consists of a progressive corporate tax at a rate of up to 35% plus state tax and local tax at rates depending on the state and the city in which the company manages its business. In the Company's estimation, it is subject to approximately a 40% tax rate.

NOTE 8:-	FINANCE EXPENSES (INCOME), NET

	Year ended December 31,
	2014		2013

Bank fees	$4		$4
Interest expenses	52		17
Revaluation of derivative related to service agreement	(7)		(463)
Loss from sale of Parent company shares	-		26
Foreign currency translation adjustments	*	)	(17)

Finance expenses (income), net	$49		$(433)

*) Represent amount lower that 1$.

NOTE 9:-	RELATED PARTY TRANSACTIONS

On November 21, 2011, the Company entered into a license agreement with the Parent company, (for further information, refer to Notes 1b and 6). Details of the transactions with related parties are depicted in the following tables:

Transactions with related parties:

	Year ended December 31,
	2014	2013

Research and development expenses (1)	$701	$1,530

General and administrative expenses (2)	$115	$152

Finance expenses (income), net (1)	$45	$(446)

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	RELATED PARTY TRANSACTIONS(Cont.)

Balances with Related Parties:

	December 31,
	2014		2013

Parent company (1)		$(2,457)	$(1,487)

Investment in Parent company (3)		$794	$1,175

Other account payables and accrued expenses (1)		$(175)	$(175)

Derivative related to service agreement (1)	$	* )	$(7)

(1)	Related to Service Agreement. (See Notes 1.b.2 and 1c).
(2)	Related to Service Agreement. (See Notes 1.b.2 and 1c) and to the CEO employment agreement.
(3)	Related to Investment in Parent company. See Notes 2.e and Note 3.

*) Represent amount lower than $1

- - - - - - - - - - - - - - - - - - -

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief E Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Senior Management.

The following table sets forth the members of our executive officers and board of directors:

Member	Position	Age

Pnina Fishman, Ph.D.	Chairman and Chief Executive Officer	66

Itay Weinstein.	Chief Financial Officer	43

Ilan Cohn, Ph.D.	Director	59

Guy Regev	Director	47

Roger Kornberg, Ph.D.	Director	67

Michael Belkin, Ph.D.	Director	73

Pnina Fishman, Ph.D.  Pnina Fishman has served as our Chairman of the Board since November 2011 and our Chief Executive Officer since June 2014. She has also served as our Chief Executive Officer from November 2011 through December 2012. Dr. Fishman co-founded Can-Fite and has served as Can-Fite’s Chief Executive Officer and served on its board of directors since September 2005. Dr. Fishman is the scientific founder of Can-Fite and was previously a professor of Life Sciences and headed the Laboratory of Clinical and Tumor Immunology at the Felsenstein Medical Research Institute, Rabin Medical Center, Israel. Dr. Fishman has authored or co-authored over 150 publications and presented the findings of her research at many major scientific meetings. Her past managerial experience included seven years as Chief Executive Officer of Mor Research Application, the technology transfer arm of Clalit Health Services, the largest healthcare provider in Israel. Mor Research Application was also the first clinical research organization in Israel. Dr. Fishman currently also serves as a member of the board of directors of F.D Consulting Ltd., Ultratrend Ltd., and EyeFite Ltd.. Dr. Fishman holds a Ph.D. in Immunology from the Bar Ilan University in Ramat Gan, Israel. Dr. Fishman’s qualifications to serve on our board of directors include her senior management experience as Co-Founder and Chief Executive Officer of Can-Fite, her prior managerial experience and her scientific expertise in the field of life sciences.

Itay Weinstein. Itay Weinstein has served as our Chief Financial Officer since November, 2011. He is a Partner at Shimony C.P.A. and has been employed there since 1999.   Mr. Weinstein is also controller for Can-Fite BioPharma Ltd. and has served as such since 2003.  Prior to that, Mr. Weinstein served as auditor at Oren Horowitz.  Mr. Weinstein holds a B.A. in economics and accounting from the Tel Aviv University, Israel, and has been a licensed CPA since 1999.  Mr. Weinstein is a board member of Uno Management and Consulting Ltd.

Ilan Cohn, Ph.D. Ilan Cohn has served on our board since November 2011. He is a patent attorney and senior partner at the patent attorney firm Reinhold Cohn and Partners, where he has been an attorney since 1986. Dr. Cohn co-founded Can-Fite, served as its Chief Executive Officer until September 2004, served on our board of directors since 1994 and since May 30, 2013 serves as the Chairman of the Can-Fite board of directors.. Dr. Cohn holds a Ph.D. in biology and is a patent attorney with many years of experience in the biopharmaceutical field. He has served on the board of directors of a number of life science companies, including Discovery Laboratories Inc. (formerly Ansan Pharmaceuticals), a U.S. public company. Dr. Cohn has also been involved in the past in management of venture capital funds focused on investments in the life sciences industry. Dr. Cohn served a number of years as a co-chairman of the Biotech Committee of the US-Israeli Science and Technology Commission. Dr. Cohen is also currently a member of the board of directors of I.C.R.C Management Ltd, Famillion BVI Ltd. and Famillion Ltd. (a subsidiary of Famillion BVI Ltd.). Dr. Cohn holds a Ph.D. in Biology from the Hebrew University of Jerusalem. . Dr. Cohn’s qualifications to serve on our board of directors include his senior management experience as Co-Founder and former Chief Executive Officer of Can-Fite, his service on the boards of life sciences companies, including on the board of Can-Fite, and his knowledge of the industry as an investor and legal counsel to numerous companies.

Guy Regev. Guy Regev has over twelve years of experience in accounting, financial management and control and general management of commercial enterprises. He has served on our Board of Directors since November 2011. Mr. Regev has also been a director of Can-Fite Bio Pharma since July 2011 and has served as a member of Can-Fite’s audit and compensation committees since February 2014. Mr. Regev is currently the Chief Executive Officer of Gaon Holdings Ltd, a publicly traded Israeli holding company traded on the TASE which focuses on three areas of operation - Cleantech / Water, Financial Services, Retail/Trading. Mr. Regev is currently also the Chief Executive Officer of Middle East Tube Company Ltd a publicly traded Israeli company traded on the TASE which focuses on steel pipe manufacturing and galvanization services. Mr. Regev was the Chief Executive Officer of Shaked Global Group Ltd, a privately-held equity investment firm that provides value added capital to environmental-related companies and technologies. Prior to joining Shaked, from 2001 to 2008, Mr. Regev was Vice President of Commercial Business at Housing & Construction Holding, or HCH, Israel’s largest infrastructure company. His duties included being responsible for the consolidation and financial recovery of various business units within HCH. Prior to that, Mr. Regev carried several roles within the group including as a Chief Financial Officer and later the Chief Executive Officer of Blue-Green Ltd., the environmental services subsidiary of HCH. Between 1999 and 2001, Mr. Regev was a manager at Deloitte & Touche, Israel. Mr. Regev holds an LLB degree in Law (Israel) and is a licensed attorney and has been a licensed CPA since 1999. Mr. Regev is also a director of The Green Way Ltd, Shtang Construction and Engineering Ltd, R.I.B.E. Consulting & Investment Ltd., Middle East Tube Company Ltd, Middle East Tube - Industries 2001 Ltd, Middle East Tubes - Galvanizing (1994) Ltd, I-Solar Greentech Ltd, Plassim Infrastructure Ltd, Plassim Advanced Solutions in Sanitation Ltd, Hakohav Valves Industries Metal (1987) Ltd, Metzerplas Agriculture Cooperative Ltd, B. Gaon Retail & Trading Ltd, Gaon Agro - Rimon Management Services Ltd, B. Gaon Business (2004) Ltd, Gaon Antan Investments Ltd, Or Asaf Investments Ltd, Hamashbir Holdings (1999) Ltd, and AHAVA Holdings  LTD. Mr. Regev’s qualifications to serve on our board of directors include his managerial, accounting and financial experience and his service on the boards of companies including on the board of Can-Fite.

Roger Kornberg, Ph.D., Roger Kornberg has served on our board since February 6, 2012. He co-founded Cocrystal Discovery, Inc. in 2008 and serves as its Chief Scientist. Dr. Kornberg has been a Professor, Department of Structural Biology and Medicine for Stanford University since 1978. From 1984 to 1992, he served as the Chair of the Department of Structural Biology at Stanford and Professor of Harvard Medical School. He serves as the Chairman of Scientific Advisory Board at Cocrystal Discovery, Inc. He serves as a Member of the Board of Directors at Cocrystal Discovery, Inc. He has been a Director of Protalix BioTherapeutics, Inc. since February 7, 2008 and Teva Pharmaceutical Industries Ltd. Since July 17, 2007. he serves as a Member of Scientific Advisory Board at Pacific Biosciences, Inc. (alternately Pacific Biosciences of California, Inc.). He has been a Member of Scientific Advisory Board at Epiphany Biosciences, Inc. since February 15, 2007. He serves as a Member of Scientific Advisory Board at SuperGen Inc. (alternately Astex Pharmaceuticals, Inc.) and BioCancell Therapeutics Ltd. He serves as a Member of Advisory Board at Deloitte LLP and Deloitte & Touche LLP. Dr. Kornberg serves as a Member of Scientific Advisory Board at MDRNA, Inc. (alternately MDRNA Research, Inc.), a subsidiary of Nastech Pharmaceutical Company Inc. (alternately Marina Biotech, Inc.). He is a Member of the U.S. National Academy of Sciences, an honorary member of other academies and professional societies in the United States, Europe, and Japan and a fellow of the American Academy of Arts and Sciences. He is an author of over 200 published papers. He was awarded the 2006 Nobel Prize in Chemistry for his seminal studies of the molecular basis of eukaryotic transcription, the biological process by which genetic information from DNA is copied to RNA. His Nobel Prize-winning work included discovery of Mediator, a protein complex required to facilitate gene transcription, as well the solution of the three-dimensional crystal structure of RNA polymerase II, the most complex protein structure solved to date. In addition to the Nobel Prize, Dr. Kornberg has been honored for his work with the Eli Lilly Award, the Passano Award, the Ciba-Drew Award, the Gairdner International Award (shared with R. Roeder), the Hoppe-Seyler Lecture Award, the Harvey Prize from the Technion (Israel Institute of Technology), the ASBMB-Merck Award, the Welch Prize in 2001, the Pasarow Award in Cancer Research, the Le Grand Prix Charles-Leopold Mayer in 2002 and the 2005 Alfred P. Sloan Jr. Prize. He is a recipient of honorary degrees from universities in Europe and Israel, including the Hebrew University, where he is a Visiting Professor. Dr. Kornberg received a BA Degree from Harvard in 1967 and a Ph.D. in Chemistry from Stanford University in 1972 and did his postdoctoral studies with Aaron Klug and Francis Crick at the Medical Research Council (MRC) Laboratory of Molecular Biology in Cambridge (UK) where he discovered the Nucleosome. Dr. Kornberg’s qualifications to serve on our board of directors include his expertise in chemistry and medicine, his service on the boards of biotech and pharmaceutical companies, and his experience in the academic arena.

Michael Belkin, Ph.D. Michael Belkin has served on our board since July 1, 2013. Dr. Belkin is, and has been since 1980, a Professor, and since 2010, a Professor Emeritus, of Ophthalmology at Tel Aviv University in Tel Aviv, Israel, and the Director of the Ophthalmic Technologies Laboratory at the university’s Eye Research Institute at the Sheba Medical Center since 1997. Since 2006, Dr. Belkin has also served as Senior Consultant of the Eye Research Institute at the Singapore National Eye Institute. He was awarded a master’s degree in natural sciences by Cambridge University, England, and received a doctorate in medicine from the Hebrew University of Jerusalem. Dr. Belkin previously served as Director of Research, Development and Non-Conventional Warfare Medicine in the Israel Defense Forces Medical Corps. He was also the first full-time Director of the Tel Aviv University Eye Research Institute, Chairman of the Tel-Aviv University Department of Ophthalmology and the President of the Israel Society of Eye and Vision Research, of which he was one of the founders. Dr. Belkin is an author of over 250 scientific publications and 20 patents. He is an internationally recognized eye researcher and has received various research awards. His laboratory is dedicated to enabling the transfer of technologies from university-level research to clinical practice by providing expertise and facilities for laboratory, preclinical and clinical studies. He is an entrepreneur and advisor of several ophthalmic companies in the fields of lasers, optics, ophthalmic devices, pharmaceutics and biotechnology. One of his ideas, the ExPRESS miniature glaucoma shunt, is currently used worldwide. Dr. Belkin is an active, long-standing, member of the Association for Research in Vision and Ophthalmology (ARVO), the American Academy of Ophthalmology, the American Glaucoma Society and many others. He serves as chairman and member of various international and local scientific and professional committees as well as scientific journals’ editorial boards. Dr. Belkin’s qualifications to serve on our board of directors include his expertise in ophthalmic medical research, his medical experience, and his experience as an advisor to several ophthalmic companies.

Election of Directors

Directors are elected to hold office until such director’s successor is elected and qualified or until such director’s earlier resignation or removal.  Annual meetings of the stockholders, for the election of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors, which date shall be within 13 months of the last annual meeting of stockholders.  Officers are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

We are not aware of any legal proceedings in which any director, officer or affiliate of ours, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees but plan to do so during the fiscal year ending December 31, 2014.

Meetings and Committees of the Board of Directors

During 2014, the Board of Directors held 5 meetings and acted by unanimous written consent 1 time.  All our directors attended at least 75% of the total number of meetings of the board of directors and committees (if any) on which they served that were held during 2014, with the exception of Dr. Kornberg who attended 66% of such meetings.

We currently have no committees organized but we plan to organize an audit committee, a compensation committee, and a nominating and corporate governance committee during the year ending December 31, 2015.  Because of its small size, the Board carries out the duties of the committees. In selecting nominees for directorships, the Board considers a broad range of characteristics related to qualifications, background and diversity of nominees based on our current business needs.  The Board has not adopted written guidelines regarding nominees for director.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Board Leadership Structure and Role in Risk Oversight

In accordance with our Bylaws, the Board elects our officers, including our Chief Executive Officer, Chief Financial Officer, and such other officers as the Board may appoint from time to time.   Dr. Pnina Fishman currently serves as our Chairman and Chief Executive Officer.  The Board periodically considers whether changes to our overall leadership structure are appropriate.

Our Chairman is responsible for chairing meetings of the Board.  Our Bylaws provide that if our Chairman is unable to preside at meetings of the Board, our Chief Executive Officer, if such officer is a director, shall preside at such meetings.  Our Chairman is also responsible for chairing meetings of shareholders.  In her absence, the Board may appoint another party to chair the shareholders’ meeting.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others.  Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole, has responsibility for the oversight of risk management.  In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board believes that full and open communication between management and the Board is essential for effective risk management and oversight.   Senior management attends board meetings and is available to address any questions or concerns raised by our board of directors on risk management-related and any other matters.  The Board receives presentations from senior management on strategic matters involving our operations and intends to hold regular strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for our business.

Communications by Stockholders with Directors

We encourage stockholder communications to our board of directors and/or individual directors.  Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Ronen Kantor, Secretary, OphthaliX Inc., 12 Abba Hillel Silver Road, Ramat Gan, Israel 52506.  Mr. Kantor will maintain a log of such communications and will transmit as soon as practicable such communications to the Chairman of the Board or to the identified individual director(s), although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently, as determined by Mr. Kantor.

Director Attendance at Annual Meetings

We will make every effort to schedule our annual meeting of stockholders at a time and date to accommodate attendance by directors taking into account the directors’ schedules.  While all directors are encouraged to attend our annual meeting of stockholders, there is no formal policy as to their attendance at annual meetings of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC reports of ownership and changes in ownership of our common stock. Our directors, executive officers and greater than 10% beneficial owners of our common stock are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that all Section 16(a) reports of our directors, executive officers and greater than 10% beneficial owners were filed timely for the fiscal year ended December 31, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2014 and 2013.

Name And Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Pnina Fishman, Ph.D. (3)	2014	—	—	—	—	—		—
Chairman and Chief Executive Officer	2013	—	—	—	—	—		—

Itay Weinstein (4)	2014	18,000	—	—	—	—		18,000
Chief Financial Officer	2013	18,000	—	—	70,000	—		88,000

Barak Singer (5)	2014	55,000	—	—	—	17,000	(6)	72,000
Former Chief Executive Officer	2013	69,000	—	—	568,000	22,000		659,000

Gil Ben-Menachem (7)	2014	—	—	—	—	—		—
Former Chief Executive Officer	2013	63,000	—	—	4,000	22,000	(8)	89,000

(1)	Amounts shown represent base salary or consulting fees earned or paid during the fiscal year pursuant to management service agreements described below.

(2)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. Amounts reported do not reflect amounts actually received by the named executive officer.

(3)	Dr. Fishman has served as our Chief Executive Officer since June 2, 2014. As Chief Executive Officer of Can-Fite, our majority shareholder and parent, Dr. Fishman is compensated by Can-Fite, for her services to us as Chairman of the Board and Chief Executive Officer.

(4)	We paid Mr. Weinstein $18,000 in each of 2013 and 2014 for his services as our Chief Financial Officer. Mr. Weinstein is also the controller of Can-Fite, our majority shareholder and parent, and is compensated by Can-Fite for services provided to Can-Fite.

(5)	Mr. Singer served as our Chief Executive Officer from February 28, 2013 until June 2, 2014 and remained as an employee (but not Chief Executive Officer) through July 28, 2014.

(6)	Includes $12,000 of social welfare benefits including severance, insurance and pension, and a $5,000 car allowance.

(7)	On February 28, 2013, our board approved the termination of Gil Ben-Menachem as our Chief Executive Officer which followed the termination of his employment on February 25, 2013.

(8)	Includes $13,000 of social welfare benefits including severance, insurance and pension, and a $9,000 car allowance.

Executive Employment Agreements

We have not entered into any employment agreements with our named executive officers listed in the table above, other than as set forth below:

Barak Singer

In connection with Mr. Singer’s appointment as Chief Executive Officer, on February 28, 2013, our board of directors approved an amendment dated February 28, 2013, or the Amendment, to the existing Employment and Non-Competition Agreement, or Singer Employment Agreement, dated February 22, 2011 between Can-Fite and Mr. Singer whereby Mr. Singer would serve as our Chief Executive Officer while at the same time continuing to serve as Vice-President of Business Development of Can-Fite.  Under the Amendment, he was required to devote approximately 50% of his time to each position and we pay one-half of the costs under the Singer Employment Agreement.  Mr. Singer’s monthly base salary under the Singer Employment Agreement was NIS 45,000 (approximately US$11,782), of which we paid one-half.  He also participated in a pension plan and in a severance plan.  Under the terms of the Singer Employment Agreement he was entitled to 20 days paid vacation and 18 days paid sick leave per year as well as a lease for a vehicle (including maintenance and expense) for his use during the term of the Singer Employment Agreement. We paid one–half of these costs.  The term of the Singer Employment Agreement was for an indefinite period of time; provided, however, that Can-Fite was entitled to terminate Mr. Singer’s employment upon 60-days prior written notice, we were entitled to terminate Mr. Singer’s service as our Chief Executive Officer upon 60-days prior written notice and Mr. Singer was entitled to terminate his service as our Chief Executive Officer upon 60-days prior written notice.

During the term of the Singer Employment Agreement, Mr. Singer was eligible to receive a success bonus equal to one times his then applicable monthly salary upon completion of equity funding by us in excess of US$5,000,000 or upon commencement of the second phase 3 clinical trial in relation to CF101 for the treatment of DES.

On April 22, 2013, pursuant to the Singer Employment Agreement, our board of directors approved the grant of options to acquire 104,412 shares of our common stock at any exercise price of $5.2906 per share, or the Time Based Options, in accordance with the terms of the 2012 Stock Incentive Plan, as amended, or the Plan.  The Time Based Options vested over a period of three years on a quarterly basis over twelve consecutive quarters from the date of commencement of the employment of Mr. Singer with us (February 28, 2013).   Our board of directors also approved the grant of options to acquire 104,412 shares of our common stock at any exercise price of $5.2906 per share in accordance with the Plan to vest upon the achievement of the following milestones by us, or the Success Based Options, as set forth below:

-	34,804 options representing one third of the Success Based Options to vest upon the commencement of the trading of the Company's securities on Nasdaq or NYSE MKT LLC;

-	34,804 options representing one third of the Success Based Options to vest upon the completion of an out-license transaction in relation to any product of the Company; and

-	34,804 options representing the remaining third of the Success Based Options to vest upon the commencement of a phase 3 clinical trial of CF-101 for Glaucoma (and in the unlikely event that the phase 2 trial is unsuccessful, then the Board of Directors will allocate a different milestone).

On June 2, 2014, Mr. Singer ceased serving as our Chief Executive Officer by mutual agreement and remained an employee (but not Chief Executive Officer) through July 28, 2014 and all his granted shares expired on October 28, 2014.

Dr. Gil Ben-Menachem

Our board of directors approved an Employment Agreement with Dr. Ben-Menachem which was effective January 1, 2013, or the Ben-Menachem Employment Agreement.  For the first three months of the Ben-Menachem Employment Agreement, Dr. Ben-Menachem was to receive monthly compensation of NIS 45,000 (approximately US$11,782) and thereafter he would receive NIS 50,000 (approximately US$13,091).  He also was to participate in a pension plan and in a severance plan.  Under the terms of the Ben-Menachem Employment Agreement he was entitled to 20 days paid vacation and 18 days paid sick leave per year.  We were to lease a vehicle for Dr. Ben-Menachem’s use during the term of the EA and pay for its maintenance and expense. In addition to his base salary, Dr. Ben-Menachem was eligible to receive a success bonus equal to one times his then applicable monthly salary upon completion of equity funding by us in excess of US$5,000,000 or upon commencement of the second phase 3 clinical trial in relation to CF101 for the treatment of DES.

We also agreed to grant time-based options to Dr. Ben-Menachem equal to 1% of our issued and outstanding share capital.  These options were to vest quarterly over a three-year period and were to be exercisable at a price equal to the stock price of our common stock on the date of grant.  In addition, we agreed to grant performance based options to Dr. Ben-Menachem in the same amount as the time-based options upon achievement by us of the following milestones:

-	one-third upon commencement of trading of our stock on Nasdaq or NYSE MKT LLC (formerly the American Stock Exchange)

-	one-third upon completion of an out-license transaction in relation to any product of ours; and

-	one-third upon commencement of a phase 3 clinical trial of the CF-101 for glaucoma (or other milestone to be determined by our board if this trial is unsuccessful).

The Ben-Menachem Employment Agreement was terminable by either party upon 90-days’ prior written notice, except for termination for cause which would be effective immediately upon notice.   The Ben-Menachem Employment Agreement was also terminable upon Dr. Ben-Menachem reaching retirement age under Israeli law or upon his death or disability.

On February 28, 2013, our board approved the termination of Dr. Gil Ben-Menachem as our Chief Executive Officer which followed the termination of his employment on February 25, 2013. All of Dr. Ben-Menachem options expired.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards for our named executive officers as of December 31, 2014:

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Itay Weinstein (1)	9,791	3,264	9.00	5/29/23

(1)	These options were granted on May 9, 2013 and vest 50% upon grant and 50% on a quarterly basis over a three year period.

Compensation of Directors

The following table provides information regarding the total compensation that we paid or awarded to our non-executive directors during the year ended December 31, 2014. Directors who are also employees do not receive compensation for their services as directors.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards		Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)		($)	($)(1)		($)(4)	($)	($)
Ilan Cohn, Ph.D.	-		-	-		-	-	-
Guy Regev	-		-	-		-	-	-
Roger Kornberg, Ph.D.	1,500	(2)	-	28,000	(3)	-	-	29,500
Michael Belkin, Ph.D.	1,500	(2)	-	52,000	(4)	-	-	53,500

(1)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. Amounts reported do not reflect amounts actually received by the director.

(2)	In connection with the appointments of Drs. Kornberg and Belkin, we entered into agreements to pay director fees for attendance at board meetings or any committee of the board. Drs. Kornberg and Belkin will each receive US$2,000 for attendance in person at a meeting of the Board, US$750 for attendance by telephone at a meeting of the board, and US$750 for attendance at each meeting of any committee of the board.

(3)	On January 26, 2013, we granted to Dr. Kornberg ten-year options to purchase 52,222 shares of our common stock at $9.00 per share. The options vest as follows: 4,351 on March 31, 2012 and 4,351 on the last day of each quarter thereafter so long as he remains a director until fully vested. The options were granted under our Company’s 2012 Stock Incentive Plan.

(4)	On July 1, 2013, we granted to Dr. Belkin ten-year options to purchase 52,222 shares of our common stock at $6.63 per share. The options vest as follows: 4,351 on September 30, 2013 and 4,351 on the last day of each quarter thereafter so long as he remains a director until fully vested. The options were granted under our 2012 Stock Incentive Plan.

We are currently considering the precise composition of our director compensation policy. We may adopt a policy of paying independent directors an annual retainer, stock options and a fee for attendance at board and committee meetings. We anticipate reimbursing each director for reasonable travel expenses related to such director’s attendance at board and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the ownership of our common stock as of March 23, 2015, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group.  The table also sets forth certain information concerning the ownership of ordinary shares of Can-Fite BioPharma Ltd., the parent of our Company, as of as of March 23, 2015, by (i) each of our directors and named executive officers, and (ii) our directors and executive officers as a group.

Name and Address of Beneficial Owner	OphthaliX Common Stock Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)	Can-Fite Ordinary Shares Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Pnina Fishman, Ph.D. Chairman of the Board and CEO	9,712		*	569,863	(2)	2.6%
Ilan Cohn, Ph.D. Director	--		--	231,652	(3)	1.1%
Guy Regev Director	56,786	(4)	*	55,680	(5)	*
Roger Kornberg, Ph.D. Director	52,222	(6)	*	--		--
Michael Belkin, Ph.D. Director	30,462	(7)	*	--		--
Itay Weinstein CFO	10,334	(8)	*	53,000	(9)	*
Executive Officers and Directors as a Group (6 Persons)	159,516		1.5%	910,195		4.0%
Can-Fite BioPharma Ltd. 10 Bareket Street Kiryat Matalon P.O. Box 7537 Petah-Tikva 49170 Israel	9,324,902	(10)	83.2%	--		--

* Less than 1%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. At March 23, 2015, we had 10,441,251 common shares outstanding and Can-Fite had 21,316,577 ordinary shares outstanding (which excludes 446,827 ordinary shares held in treasury).

(2)	Includes (i) 263,433 ordinary shares, (ii) 90,000 registered warrants (Series 9) to purchase 3,600 ordinary shares at an exercise price of NIS 0.85 per warrant and expiring on May 1, 2015, and (iii) 7,570,761 unregistered options to purchase 302,830 ordinary shares, of which 4,890,761 options have an exercise price of NIS 0.50 per option and expire on August 23, 2016 and 2,680,000 options have an exercise price of NIS 0.644 per option and expire on January 13, 2021. All such warrants and options are fully vested.

(3)	Includes (i) 133,567 ordinary shares, (ii) 420,000 registered warrants (Series 9) to purchase 16,800 ordinary shares at an exercise price of NIS 0.85 per warrant and expiring on May 1, 2015, and (iii) 2,032,136 unregistered options to purchase 81,285 ordinary shares at an exercise price of NIS 1.247 per option and expiring on March 20, 2017. All such warrants and options are fully vested.

(4)	Includes 34,717 shares of common stock held in a brokerage account.

(5)	Includes (i) 24,240 ordinary shares, (ii) 36,000 registered warrants (Series 9) to purchase 1,440 ordinary shares at an exercise price of NIS 0.85 per warrant and expiring on May 1, 2015, (iii) 250,000 registered warrants (Series 10) to purchase 10,000 ordinary shares at an exercise price of NIS 0.394 per warrant and expiring on October 31, 2015, (iv) 250,000 registered warrants (Series 11) to purchase 10,000 ordinary shares at an exercise price of NIS 0.392 per warrant and expiring on April 30, 2016, and (v) 250,000 unregistered options are exercisable into 10,000 ordinary shares at an exercise price of NIS 0.60 per option and expire on May 2, 2023. All such warrants and options are fully vested.

(6)	Represents 52,222 shares of common stock issuable upon exercise of vested options.

(7)	Represents 30,462 shares of common stock issuable upon exercise of vested options.

(8)	Represents 10,334 shares of common stock issuable upon exercise of vested options.

(9)	Includes (i) 5,000 ordinary shares, (ii) 600,000 registered warrants (Series 10) to purchase 24,000 ordinary shares at an exercise price of NIS 0.394 per warrant and expiring on October 31, 2015, (iii) 600,000 registered warrants (Series 11) to purchase 24,000 ordinary shares at an exercise price of NIS 0.392 per warrant and expiring on April 30, 2016.

(10)	Includes 761,648 shares of common stock issuable to Can-Fite upon the exercise of warrants.

(11)	The beneficial owners of Can-Fite holding 5% or more of Can-Fite’s outstanding ordinary shares are (i) Empery Asset Management L.P. holding 8.4%, not including an aggregate of 1,093,050 ordinary shares underlying warrants with a 4.99% blocker, and (ii) Equitec Specialists, LLC, holding 8.4%, not including an aggregate of 971,693 ordinary shares underlying warrants with a 4.99% blocker.

Equity Compensation Plan Information

On February 6, 2012, our board of directors and shareholders adopted the 2012 Stock Incentive Plan, or the Plan. The purpose of the Plan is to advance the interests of our stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to us and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders.

There are 1,088,888 shares of common stock authorized for non-statutory and incentive stock options, restricted stock units, and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The Plan is administered by our board of directors. The persons eligible to participate in the plan are as follows: all of our employees, officers and directors, as well as consultants and advisors to the Company (as such terms consultants and advisors are defined and interpreted for purposes of Form S-8 under the Securities Act of 1933, as amended, or any successor form) are eligible to be granted Awards under the Plan. Each person who is granted an Award under the Plan is deemed a “Participant.” “Award” means Options (as defined in Section 5(a)), “Restricted Stock” (as defined in Section 6(a)), “Restricted Stock Units” (as defined in Section 6(a)), “Other Stock-Based Awards” (as defined in Section 7(a)) and “Performance Awards” (as defined in Section 8(a)). follows: (a) our employees and any of our subsidiaries; (b) non-employee members of the board or non-employee members of our board of directors or any of our subsidiaries; and (c) consultants and other independent advisors who provide services to us or any of our subsidiaries.

The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until February 6, 2022, whichever is earlier. The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

On January 29, 2013, our board of directors conditionally approved the adoption of an annex (the “Annex”) to the Plan. Approval of the Annex by our board of directors was contingent upon the following: 1) 30 days elapsing since approval of the Annex by the Board of Directors, and 2) filing with Israeli income tax authorities (the “Tax Authorities”). On February 7, 2013, the Annex was filed with the Tax Authorities and on March 8, 2013, the Annex became effective.

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

The purpose of the approval and adoption of the Annex is to harmonize the terms and conditions of the Plan with applicable Israeli law and provide specific provisions regarding optionees who are subject to Section 102(a) of the Israeli Income Tax Ordinance (New Version), 5721-1961, or the Ordinance. The Annex is intended to promote our interests by providing present and future officers, other employees (including directors who are also our employees) and consultants with an incentive to enter into and continue in our employ and to acquire a proprietary interest in our long-term success. Our board of directors shall have the authority to determine additional persons which will be granted rights under the Annex.

Pursuant to the Annex, our board of directors is authorized to grant stock options to persons subject to the Ordinance. Our board of directors may grant to employees, officers, and directors options under Section 102 of the Ordinance, or 102 Options, and to consultants and other service providers options under Section 3(i) of the Ordinance, or 3(i) Options. Our board of directors may designate 102 Options as “Approved 102 Options,” for which the options and shares upon exercise must be held in trust and granted through a trustee, and as “Unapproved 102 Options,” for which the options and shares upon exercise do not have to be held in trust. As described further below, the type of option and duration of time the option and shares upon exercise are held in trust will determine the tax consequences to the participant. Of the Approved 102 Options, our board of directors may grant options as “Work Income Options,” for which the options and shares upon exercise must be held in trust for 12 months from the date of grant, or as “Capital Gain Options,” for which the options and shares upon exercise must be held in trust for 24 months from the date of grant. If the requirements of the Approved 102 Options are not met, the options are regarded as Unapproved 102 Options. 3(i) Options and the shares upon exercise may be held in trust as well, depending upon the agreement between our board of directors, optionee, and the trustee of the trust. Approved 102 Options which have been granted as "Capital Gains Options" enable the optionee to pay capital gains tax on such option provided the terms of the grant and Section 102 of the Ordinance have been met whilst all other option grants under the Annex are treated as regular income and are subject to the taxation applicable thereto. The trustee appointed under the Annex is required to qualify as a trustee under Section 102 of the Ordinance and shall hold any options granted under the Annex in trust for the respective holding periods as designated under the Annex and Section 102 of the Ordinance. The grant of options under the Annex requires the delivery of a grant notification letter to each optionee in which all the relevant terms and conditions of such grant are set out. The grant notification letter may include additional matters relating to the vesting of the options, exercise periods, events of termination of employment, etc. The Annex sets out that for as long as options or shares purchased pursuant to thereto are held by the trustee on behalf of the optionee, all rights of the optionee over the shares are personal, cannot be transferred, assigned, pledged or mortgaged, other than by will or laws of descent and distribution. The Annex shall be governed by and construed and enforced in accordance with the laws of the State of Delaware.

The following table summarizes information as of the close of business on December 31, 2014 concerning the Plan and other options outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	117,500	$7.96	971,388
Equity compensation plans not approved by security holders	-	-	-
Total	117,500	$ 7. 96	971,388

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Since January 1, 2014, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Executive Officers and Directors

We have made equity awards and paid compensation to our executive officers and certain of our directors as more fully described in Item 11.

Can-Fite Support Letters

In February 2013, Can-Fite issued us a formal letter, stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of December 31, 2014, the deferred payments to Can-Fite totaled approximately $2,457,000. In addition, in March 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters remain in effect for a period of at least 14 months from March 2015 and any related balance bears interest at a rate of 3% per annum.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  Therefore, we have adopted the independence standards of the NASDAQ to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment.  Our board of directors has determined that Roger Kornberg and Michael Belkin meet this standard, and therefore, would be considered to be independent.

Can-Fite is our majority shareholder, beneficially owning 9,324,902 shares, or 83% of our common stock. Dr. Fishman, our Chief Executive Officer and Chairman, is also the Chief Executive Officer of Can-Fite and Messrs. Cohn and Regev, two of our directors, are also directors of Can-Fite. Barak Singer, our former Chief Executive Officer through June 2014, also served as Vice President, Business Development, of Can-Fite through July 2014. Itay Weinstein, our Chief Financial Officer, is the controller of Can-Fite.

Procedures for Approval of Related Party Transactions

Our board is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $61,000 for the year ended 2014 and $55,000 for year ended 2013.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $4,000 for year ended 2014 and $4,000 for year ended 2013.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, were $0 for fiscal year ended 2014 and $14,000 for fiscal year ended 2013.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
2.2	Agreement and Plan of Merger, dated February 24, 2012 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
2.3	Delaware Certificate of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
2.4	Nevada Articles of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
10.1	Warrant dated November 21, 2011 to Can-Fite Biopharma Ltd. for 480,022 shares (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.2	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.3	License Agreement, dated November 21, 2011, between Can-Fite Biopharma Ltd. and Eyefite Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.4	Services Agreement, dated November 21, 2011, by and among Can-Fite Biopharma Ltd., Eyefite Ltd. and the Company (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.5	2012 Stock Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012) +
10.6	2012 Stock Incentive Plan, Annex A (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013) +
10.7	Agreement dated February 2, 2012, with Roger Kornberg (Incorporated by reference to Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012)
10.8	Agreement dated July 1, 2013, with Michael Belkin (Incorporated by reference to Company’s Registration Statement on Form S-1 filed July 2, 2013)
21.1	Subsidiaries (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350*
101	The following materials from OphthaliX, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders' Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

*        Filed herewith

+        Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OphthaliX Inc.

Date: March 25, 2015	By:	/s/ Pnina Fishman
Pnina Fishman Chief Executive Officer and Chairman (Principal Executive Officer)

Date: March 25, 2015	By:	/s/ Itay Weinstein
Itay Weinstein Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Pnina Fishman
Pnina Fishman	Chairman and Chief Executive Officer	March 25, 2015

/s/ Ilan Cohn
Ilan Cohn	Director	March 25, 2015

/s/ Guy Regev
Guy Regev	Director	March 25, 2015

/s/ Roger Kornberg
Roger Kornberg	Director	March 25, 2015

/s/ Michael Belkin
Michael Belkin	Director	March 25, 2015

