Form 10-Q
period 2015-03-31
OphthaliX, Inc.
filed 2015-05-13
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s Common Stock on May 11 was 10,441,251.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Comprehensive Loss	3

Condensed Consolidated Statements of Changes in Stockholders' Deficiency	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 - 11

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2015	December 31, 2014
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5	$9
Investment in Parent Company	511	794
Prepaid expenses	243	209

Total current assets	759	1,012

PROPERTY AND EQUIPMENT, NET	1	1

Total assets	$760	$1,013

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Parent company	$2,697	$2,457
Other accounts payable and accrued expenses	235	246

Total current liabilities	2,932	2,703

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	*)	*)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Share capital
Preferred Stock -
Authorized : 1,000,000 shares at March 31, 2015 and December 31, 2014, Issued and Outstanding: 0 shares at March 31, 2015 and December 31, 2014	-	-
Common Stock of $0.001 par value -
Authorized: 100,000,000 shares at March 31, 2015 and December 31, 2014, Issued and Outstanding: 10,441,251 shares at March 31, 2015 and December 31, 2014	10	10
Additional Paid-in capital	5,502	5,494
Accumulated other comprehensive income (loss)	(181)	102
Accumulated deficit	(7,503)	(7,296)

Total stockholders' deficiency	(2,172)	(1,690)

Total liabilities and stockholders' deficiency	$760	$1,013

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,		Year ended December
	2015	2014	2014
	Unaudited

Operating expenses:
Research and development	$106	$196	$721
General and administrative	82	160	425

Total operating expenses	188	356	1,146

Financial expenses, net	19	12	49

Net loss	$207	$368	$1,195

Net loss per share:
Basic and diluted net loss per share	$0.02	$0.04	$0.11

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	10,441,251	10,441,251	10,441,251

Other comprehensive loss:

Available-for-sale investments:
Changes in net unrealized loss	283	111	381

Total other comprehensive loss	$283	$111	$381

Comprehensive loss	$490	$479	$1,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	loss	deficiency

Balance as of December 31, 2013	10,441,251	$10	$5,469	$(6,101)	$483	$(139)

Stock based compensation	-	-	25	-	-	25
Unrealized loss from investment in Parent company	-	-	-	-	(381)	(381)

Net loss	-	-	-	(1,195)	-	(1,195)

Balance as of December 31, 2014	10,441,251	10	5,494	(7,296)	102	(1,690)

Stock based compensation	-	-	8	-	-	8
Unrealized loss from investment in Parent company	-	-	-	-	(283)	(283)

Net loss	-	-	-	(207)	-	(207)

Balance as of March 31, 2015 (unaudited)	10,441,251	$10	$5,502	$(7,503)	$(181)	$(2,172)

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	income	deficiency

Balance as of January 1, 2014	10,441,251	$10	$5,469	$(6,101)	$483	$(139)

Stock based compensation	-	-	57	-	-	57
Unrealized loss from investment in Parent Company	-	-	-	-	(111)	(111)

Net loss	-	-	-	(368)	-	(368)

Balance as of March 31, 2014 (unaudited)	10,441,251	$10	$5,526	$(6,469)	$372	$(561)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,		Year ended December 31,
	2015	2014	2014
	Unaudited

Cash flows from operating activities:

Net loss	$(207)	$(368)	$(1,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	*) -	*) -	*) -
Stock based compensation	8	57	25
Changes in fair value of the derivative related to Service Agreement	-	(1)	(7)
Increase in other accounts receivable prepaid expenses	(34)	(33)	(189)
Decrease in other accounts payables and accrued expenses	(11)	(22)	(17)
Increase in balance with Parent company	240	211	970

Net cash used in operating activities	(4)	(156)	(413)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-	-

Change in cash and cash equivalents	(4)	(156)	(413)
Cash and cash equivalents at the beginning of the period	9	422	422

Cash and cash equivalents at the end of the period	$5	$266	$9

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	OphthaliX Inc. (the "Company" or "OphthaliX"), originally incorporated in the State of Nevada on December 10, 1999 under the name Bridge Capital.com Inc., was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management Inc. ("Denali"), in March 2001. Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry. Denali operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.

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

The Company also received 714,922 ordinary shares in Can-Fite, representing approximately 7% of Can-Fite's issued and outstanding share capital as of the Closing Date. On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of March 31, 2015, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 2% of Can-Fite's issued and outstanding share capital.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

In accordance with the Israeli Securities Law (1968), Section 15C and related Securities Regulations, the ordinary shares issued by Can-Fite to OphthaliX have a "Resale Restriction Period", which consists of one year of full restriction and a liquidation period of eight consecutive quarters. As such, OphthaliX was eligible to sell 12.5% of the Can-Fite ordinary shares it holds every quarter since November 21, 2012. As of March 31, 2015, there are no restrictions on selling the aforementioned shares.

In contemplation of the recapitalization transaction, it was agreed that for every four shares of Common Stock purchased by the New Investors and Can-Fite, they received nine warrants to acquire two share of Common Stock of the Company. The exercise price of such warrants is $7.74 per share of Common Stock. The warrants are exercisable for a period of five years from the date of grant. The warrants do not contain nonstandard anti-dilution provisions (see also Note 6b to the consolidated financial statements as of December 31, 2014).

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

As of March 31, 2015 the aggregate amount accrued for these milestones payment is $175.

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

According to the Service Agreement, Can-Fite will have the right, at any time until November 21, 2016, to convert the Additional Payment into an additional 480,022 shares of Common Stock of the Company for total consideration of $2,471 (subject to adjustment in certain circumstances - See also Note 6 to the consolidated financial statements as of December 31, 2014).

c.	The Company devotes most of its efforts toward research and development activities. As of March 31, 2015, the Company does not have sufficient capital resources to conduct its research and development activities until commercialization of the underlying products.

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. Such initiatives include a plan to monetize part or all of the Company's investment in Can-Fite's ordinary shares. In addition, in February 2013 Can-Fite issued to the Company a formal letter, which has been updated periodically (most recently in March 2015), stating that Can-Fite agrees to defer payments owing to it under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of fundraising by the Company sufficient to cover such deferred payments. In addition, in March 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which are in excess of the Company's available cash to finance its operations, including cash generated from any future sale of Can-Fite shares held by the Company. Both letters remain in effect for a period of at least 14 months from March 2015 and any related balance bears interest at a rate of 3% per annum.

The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company. Liquidity resources, as of March 31, 2015, together with the Parent company support letters described above, will be sufficient to maintain the Company's operations for at least twelve months.

As of March 31, 2015, the deferred payments to Can-Fite totaled $2,580. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2015, included herein was derived from the audited Consolidated Financial Statements for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this interim report should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Quantitative and Qualitative Disclosures About Market Risk," and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2014 are applied consistently in these condensed financial statements. For further information, refer to the consolidated financial statements as of December 31, 2014.

NOTE 3:-	FAIR VALUE MEASUREMENTS

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

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

The Company's investment in Parent Company ordinary shares is measured in accordance with ASC 820, based on the Parent Company's ordinary shares fair value as quoted in the Tel Aviv Stock Exchange.

NOTE 3:-	FAIR VALUE MEASUREMENTS (Cont.)

These securities are classified as available-for-sale securities carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity under accumulated other comprehensive loss (income) in the condensed consolidated balance sheets. The assets are classified within Level 1 on the fair value hierarchy.

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Fair value measurements
Description	Fair Value		Level 1	Level 2	Level 3(1)

Investment in Parent Company	$511		$511	$-	$-
Derivative related to Service agreement	*	)	-	-	*	)

Total Financial Assets, net	$511		$511	$-	$-

*) Represents an amount lower than $1

	December 31, 2014
	Fair value measurements
Description	Fair Value		Level 1	Level 2	Level 3(1)

Investment in Parent company	$794		$794	$-	$-
Derivative related to Service agreement	*	)	-	-	*	)

Total Financial Assets, net	$794		$794	$-	$-

*) Represents an amount lower than $1

(1) Fair value measurements using significant unobservable inputs

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2015. The Company's Level 3 instruments consist of derivatives.

Balance at January 1, 2014	7

Change in fair value of derivatives	(7)

Balance at December 31, 2014	*) -

Change in fair value of derivatives	-

Balance at March 31, 2015	*) -
*) Represents an amount lower than $1

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	EQUITY

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding as of January 1, 2015	117,500	7.96	7.8	$-
Granted	-	-	-	-
Expired	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding as of March 31, 2015	117,500	7.96	7.6	$-

Exercisable as of March 31, 2015	83,773	8.39	7.3	-

Vested and expected to be vested	117,500	7.96	7.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $1.15 as of March 31, 2015.

As of March 31, 2015, there was $17 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 0.6 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of income and cash flows. This section should be read in conjunction with our Annual Report on Form 10-K for the Year Ended December 31, 2014 and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars and rounded.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 25, 2015.

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

Results of Operations -Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended December 31,
	2015	2014
Operating expenses:
Research and development	$106,000	$196,000
General and administrative	82,000	160,000
Total operating costs	188,000	356,000
Financial expenses, net	19,000	12,000
Net loss	$207,000	$368,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products for several years, if at all.

Operating Expenses

Research and development expenses.    Research and development expenses were $106,000 for the three months ended March 31, 2015, compared to $196,000 for the three months ended March 31, 2014, a decrease of $90,000 or 46%. The decrease in research and development expenses is primarily related to the completion of Phase III study in DES. Assuming we will have sufficient liquidity, we anticipate significantly higher costs in the future as our Phase II CF101 study for glaucoma progresses.

General and administrative expenses.    General and administrative expenses were $82,000 for the three months ended March 31, 2015, compared to $160,000 for the three months ended March 31, 2014, a decrease of $78,000 or 49%. The decrease in general and administrative expenses was primarily related to the termination of a CEO during 2014 and the reversal of share based compensation expenses that are related to unvested stock options of the aforementioned CEO.

Financial Expenses (Income), Net

Financial expenses, net were $19,000 for the three months ended March 31, 2015 compared to financial expenses, net of $12,000 for the three months ended March 31, 2014, a change of $7,000 or 58%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our parent company, Can-Fite.

Net Loss

As a result of the foregoing, we incurred a net loss of $207,000 for the three months ended March 31, 2015 compared $368,000 for the three months ended March 31, 2014, a decrease of $161,000 or 44%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2015 and December 31, 2014, we had $5,000 and $9,000 in cash and cash equivalents, a working capital deficit of $2,173,000 and $1,691,000 and an accumulated deficit of $7,503,000 and $7,296,000. The increase in working capital deficit was primarily due to deferred payments to Can-Fite and decrease in the fair value of our investment in Can-Fite’s securities. Net cash used in operating activities was approximately $4,000 for the three months ended March 31, 2015, compared with net cash used in operating activities of approximately $156,000 for the three months ended March 31, 2014. The decrease in net cash used in operating activities was primarily related to the completion of the Phase III CF101 study for DES. There was no net cash provided by investing activities and financing activities for the three months ended March 31, 2015 and 2014.

In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in March 2015), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of March 31, 2015, the deferred payments to Can-Fite totaled approximately $2,580,000. In addition, in March 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters remain in effect for a period of at least 14 months from March 2015 and any related balance bears interest at a rate of 3% per annum.

Liquidity resources, as of March 31, 2015, together with the Can-Fite support letters as discussed above, will be sufficient to maintain the Company's operations for at least twelve months. For a long term solution, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market them.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for the three months ended March 31, 2015 included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 25, 2015.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: May 13, 2015	By	/s/ Pnina Fishman
Pnina Fishman, Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	By	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer
(Principal Financial Officer)