Form 10-Q
period 2015-06-30
OphthaliX, Inc.
filed 2015-08-12
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s Common Stock on August 11, 2015 was 10,441,251.

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

AS OF JUNE 30, 2015

 U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Comprehensive Loss	5

Condensed Consolidated Statements of Changes in Stockholders' Deficiency	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8 - 14

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9	$9
Investment in Parent Company	500	794
Other accounts receivable	193	209

Total current assets	702	1,012

PROPERTY AND EQUIPMENT, NET	*) -	1

Total assets	$702	$1,013

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Related company	$2,993	$2,457
Other accounts payable and accrued expenses	207	246

Total current liabilities	3,200	2,703

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	*) -	*) -

STOCKHOLDERS' DEFICIENCY:
Share capital
Preferred Stock - Authorized : 1,000,000 shares at June 30, 2015 and December 31, 2014, respectively; Issued and Outstanding: 0 shares at June 30, 2015 and December 31, 2014	-	-
Common Stock of $0.001 par value - Authorized: 100,000,000 shares at June 30, 2015 and December 31, 2014, respectively; Issued and Outstanding: 10,441,251 shares at June 30, 2015 and December 31, 2014, respectively	10	10
Additional Paid-in capital	5,508	5,494
Accumulated other comprehensive income	(192)	102
Accumulated deficit	(7,824)	(7,296)

Total stockholders' deficiency	(2,498)	(1,690)

Total liabilities and stockholders' deficiency	$702	$1,013

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,		Year ended December 31,
	2015	2014	2015	2014	2014
	Unaudited

Operating expenses:
Research and development	$303	$340	$197	$144	$721
General and administrative	185	183	103	23	425

Total operating expenses	488	523	300	167	1,146

Financial expenses, net	40	19	21	7	49

Net loss	$528	$542	$321	$174	$1,195

Net loss per share:
Basic and diluted loss per share	$0.05	$0.05	$0.03	$0.01	$0.11
Weighted average number of Common Stocks used in computing basic and diluted net loss per share	10,441,251	10,441,251	10,441,251	10,441,251	10,441,251

Other comprehensive loss
Available-for-sale investments:
Changes in net unrealized loss	294	373	11	262	381
	$294	$373	$11	$262	$381

Comprehensive loss	$822	$915	$332	$436	$1,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	income	deficiency
	Unaudited

Balance as of January 1, 2014	10,441,251	$10	$5,469	$(6,101)	$483	$(139)

Stock based compensation	-	-	(5)	-	-	(5)
Unrealized loss from investment in Parent Company	-	-	-	-	(373)	(373)

Net loss	-	-	-	(542)	-	(542)

Balance as of June 30, 2014	10,441,251	10	5,464	(6,643)	110	(1,059)

Balance as of January 1, 2015	10,441,251	10	5,494	(7,296)	102	(1,690)

Stock based compensation	-	-	14	-	-	14
Unrealized loss from investment in Parent Company	-	-	-	-	(294)	(294)

Net loss	-	-	-	(528)	-	(528)

Balance as of June 30, 2015	10,441,251	$10	$5,508	$(7,824)	$(192)	$(2,498)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Year ended December 31,
	2015	2014	2014
	Unaudited

Cash flows from operating activities:

Net loss	$(528)	$(542)	$(1,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other accounts receivable	16	(26)	(189)
Decrease in other account payables and accrued expenses	(39)	(53)	(17)
Increase in balance with Related company	536	358	970
Depreciation	1	-	*) -
Changes in fair value of the derivative related to service agreement	-	(4)	(7)
Stock based compensation	14	(5)	25

Net cash used in operating activities	-	(272)	(413)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-	-

Change in cash and cash equivalents	-	(272)	(413)
Cash and cash equivalents at the beginning of the period	9	422	422

Cash and cash equivalents at the end of the period	$9	$150	$9

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

The Company also received 714,922 ordinary shares in Can-Fite, representing approximately 7% of Can-Fite's issued and outstanding share capital as of the Closing Date. On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of June 30, 2015, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 2.1% of Can-Fite's issued and outstanding share capital.

In accordance with the Israeli Securities Law (1968), Section 15C and related Securities Regulations, the ordinary shares issued by Can-Fite to OphthaliX have a "Resale Restriction Period", which consists of one year of full restriction and a liquidation period of eight consecutive quarters. As such, OphthaliX was eligible to sell 12.5% of the Can-Fite ordinary shares it holds every quarter since November 21, 2012. As of June 30, 2015, there are no restrictions on selling the aforementioned shares.

In contemplation of the recapitalization transaction, it was agreed that for every four shares of Common Stock purchased by the New Investors and Can-Fite, they received nine warrants to acquire two shares of Common Stock of the Company. The exercise price of such warrants is $7.74 per share of Common Stock. The warrants are exercisable for a period of five years from the date of grant. The warrants do not contain nonstandard anti-dilution provisions (see also Note 6b to the consolidated financial statements as of December 31, 2014).

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

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. During 2013, the Company accrued an amount of $75 related the Glaucoma phase II clinical trial. EyeFite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During 2014 and 2015, the Company did not reach any milestone or generate revenue that would trigger additional payments to Can-Fite.

As of June 30, 2015 the aggregate amount accrued for these milestones payment is $175.

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

c.	Share Purchase Agreement:

On June 18, 2015, the Company entered into a Share Purchase Agreement (the “Agreement”) with Improved Vision Systems (I.V.S) Ltd (“IVS”), an Israeli company and its shareholders (the “Sellers”).  Upon the terms and subject to the conditions further described in the Agreement, the Company will acquire IVS from the Sellers through the transfer to the Company of all issued and outstanding ordinary shares of IVS in exchange for (i) the issuance by the Company of an aggregate of 2,920,748 shares of Common Stock of the Company to the Sellers, (ii) the issuance by the Company of options to purchase an aggregate of 303,174 shares of Common Stock of the Company to holders of commitments to be granted options to purchase ordinary shares of IVS (the “Option Holders”), and (iii) the issuance by the Company of an aggregate of 2,219,771 shares of Common Stock of the Company to the Sellers and options to purchase 230,411 shares of Common Stock of the Company to the Option Holders upon the fulfillment of certain milestones (collectively, the "Milestone Securities").

The Milestone Securities shall be issued as follows: (i) 1,289,569 Milestone Securities shall be issued upon successful completion of a human clinical study of the first application of the Company’s eye tracking product and (ii) 1,160,613 Milestone Securities shall be issued upon the first commercial sale of the Company’s eye tracking product.

The Company has agreed to file a registration statement registering the resale of the Company’s Common Stock issuable under the Agreement at such times and covering such amounts of shares as set forth in the Agreement.

In addition to customary closing conditions, the initial closing is subject to, among other things, the following: (i) the Sellers shall have obtained a ruling from the Israeli Tax Authority, (ii) completion of a fundraising by the Company in an amount no less than the greater of $6,000 or the minimum amount to meet the shareholder equity requirements to up-list the Company to a national securities exchange, and (iii) receipt of approval by the Company to up-list the Company to a national securities exchange. If the initial closing does not take place prior to August 15, 2015, then the Agreement shall automatically terminate, unless otherwise agreed to in writing between the Company, IVS and its founder.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

d.	The Company devotes most of its efforts toward research and development activities. As of June 30, 2015, the Company does not have sufficient capital resources to conduct its research and development activities until commercialization of the underlying products.

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will allow it to cover its anticipated budget deficit. Such initiatives include a plan to monetize part or all of the Company's investment in Can-Fite's ordinary shares. In addition, in February 2013 Can-Fite issued to the Company a formal letter, which has been updated periodically (most recently in August 2015), stating that Can-Fite agrees to defer payments owing to it under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of fundraising by the Company sufficient to cover such deferred payments. In addition, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which are in excess of the Company's available cash to finance its operations, including cash generated from any future sale of Can-Fite shares held by the Company. Both letters remain in effect for a period of at least 14 months from August 2015 and any related balance bears interest at a rate of 3% per annum.

The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company. Liquidity resources, as of June 30, 2015, together with the Parent company support letters described above, will be sufficient to maintain the Company's operations for at least 12 months.

As of June 30, 2015, the deferred payments to Can-Fite totaled $2,728. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of all of its products or may be required to delay part of the development programs.

NOTE 2:-	UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of June 30, 2015, included herein was derived from the audited Consolidated Financial Statements for the year ended December 31, 2014. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this interim report should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Quantitative and Qualitative Disclosures About Market Risk," and the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3(1)
	Unaudited

Investment in Parent Company	$500	$500	$-	$-
Derivative related to Service Agreement	*) -	-	-	*) -

Total Financial Assets, net	$500	$500	$-	$-

*) Represents an amount lower than $1

	December 31, 2014
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3(1)
	Unaudited

Investment in Parent company	$794	$794	$-	$-
Derivative related to Service Agreement	*) -	-	-	*) -

Total Financial Assets, net	$794	$794	$-	$-

*) Represents an amount lower than $1

(1) Fair value measurements using significant unobservable inputs

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 3:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended June 30, 2015. The Company's Level 3 instruments consist of derivatives.

	Unaudited
Balance at January 1, 2014		$7

Change in fair value of derivatives		(7)

Balance at December 31, 2014		*) -

Change in fair value of derivatives		-

Balance at June 30, 2015	$	*) -

*) Represents an amount lower than $1

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2015. The Company's Level 3 instruments consist of derivatives.

NOTE 4:-	EQUITY

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
	Unaudited
Outstanding as of January 1, 2015	117,500	7.96	7.8	$-
Granted	-	-	-	-
Expired	-	-	-	-
Forfeited/cancelled	-	-	-	-

Outstanding as of June 30, 2015	117,500	7.96	7.36	$-

Exercisable as of June 30, 2015	97,917	8.16	7.24	-

Vested and expected to be vested	117,500	7.96	7.36	$-

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 4:-	EQUITY (Cont.)

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $1.9 as of June 30, 2015.

As of June 30, 2015, there was $11 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 0.5 years.

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

CF101 is a highly-selective, orally bioavailable small molecule synthetic drug, which targets the A3AR. We believe that CF101 has a favorable safety profile and a potent anti-inflammatory activity, mediated via its capability to inhibit the production of inflammatory cytokines, such as TNF-, MMPs, IL-1, and IL-6. This is mediated by activation of the A3AR, which is highly expressed in inflammatory tissues in contrast to normal tissues where expression levels of the receptor are very low. We believe that the anti-inflammatory and neuro-protective effects of CF101 make it a candidate for use in the treatment of ophthalmic indications.

We are focused on the development of CF101 for the treatment of glaucoma, with a Phase II study ongoing in Israel and Europe. We recently amended the ongoing Phase II study protocol and continue to the second cohort, where patients will be treated with 2 mg CF101 or placebo. This decision is based on positive data from the psoriasis Phase II/III study currently conducted with CF101 by our majority stockholder and parent, Can-Fite.  As a result, there will not be an interim analysis and the full study data is expected to be announced in mid during the first half of 2016. If successful, the treatment of glaucoma with an oral drug has the potential to be a breakthrough treatment in resolving patient compliance issues with current topical treatments. A third-party validation for the utilization of A3 adenosine receptor agonists for lowering intraocular pressure and treating glaucoma has been recently published by Professor M. Francesca Cordeiro, a Professor of Glaucoma & Retinal Neuro-degeneration at the University College of London and Imperial College in London.

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

Recent Developments

On June 18, 2015, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Improved Vision Systems (I.V.S) Ltd (“IVS”), an Israeli company, Dan Oz, founder and shareholder of IVS and all other shareholders of IVS (Mr. Oz, together with all other shareholders, the “Sellers”). Upon the terms and subject to the conditions set forth in the Share Purchase Agreement, we will acquire IVS from the Sellers through the transfer to us of all issued and outstanding ordinary shares of IVS in exchange for (i) the issuance by us of an aggregate of 2,920,748 shares of our common stock to the Sellers, (ii) the issuance by us of options to purchase an aggregate of 303,174 shares of our common stock to holders of commitments to be granted options to purchase ordinary shares of IVS (the “Option Holders”), and (iii) the issuance by us of an aggregate of 2,219,771 shares of our common stock to the Sellers and options to purchase 230,411 shares of our common stock to the Option Holders upon the fulfillment of certain milestones (collectively, the "Milestone Securities").

The Milestone Securities shall be issued as follows: (i) 1,289,569 Milestone Securities shall be issued upon successful completion of a human clinical study of the first application of our eye tracking product as shall be approved by an independent expert, mutually agreed upon by Mr. Oz and us, and acceptance for publication of the study in a reputable peer reviewed journal, and (ii) 1,160,613 Milestone Securities shall be issued upon the first commercial sale of our eye tracking product.

We have agreed to file a registration statement registering the resale of our common stock issuable under the Share Purchase Agreement at such times and covering such amounts of shares as set forth in the Share Purchase Agreement.

The Share Purchase Agreement further provides that concurrently with the initial closing, Ran Yam shall be appointed as our Chief Executive Officer replacing Pnina Fishman who is currently serving as our interim Chief Executive Officer and Mr. Oz shall be appointed as our Chief Technology Officer and that both Mr. Yam and Mr. Oz shall be appointed to our board of directors.

In addition to customary closing conditions, the initial closing is subject to, among other things, the following: (i) the Sellers shall have obtained a ruling from the Israeli Tax Authority, (ii) completion of a fundraising by us in an amount no less than the greater of $6 million or the minimum amount to meet the shareholder equity requirements to up-list the Company to a national securities exchange, and (iii) receipt of approval by us to up-list the Company to a national securities exchange. If the initial closing does not take place prior to August 15, 2015, then the Share Purchase Agreement shall automatically terminate, unless otherwise agreed to in writing between us, IVS and Mr. Oz.

Each of us, IVS and Sellers have made customary representations and warranties in the Share Purchase Agreement and the Share Purchase Agreement contains customary indemnification provisions subject to certain limitations of liability contained in the Share Purchase Agreement.

The foregoing description of the Share Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Purchase Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 19, 2015 and is incorporated herein by reference.  The Share Purchase Agreement has been included to provide investors and stockholders with information regarding its terms.  It is not intended to provide any other factual information about us.  The Share Purchase Agreement contains representations and warranties that the parties to the Agreement made to and solely for the benefit of each other, and the assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that the parties exchanged in connection with signing the Share Purchase Agreement.  Accordingly, investors and stockholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Share Purcahse Agreement (or such other date as specified therein) and are modified in important part by the underlying disclosure schedules.

Since the Share Purchase Agreement is subject to approvals and other conditions, there can be no assurance that the transactions contemplated by the Share Purchase Agreement will be consummated in a timely basis or at all.

Results of Operations - Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months ended June 30,
	2015	2014
	Unaudited
Operating expenses:
Research and development	$303,000	$340,000
General and administrative	185,000	183,000
Total operating costs	488,000	523,000
Financial expenses, net	40,000	19,000
Net loss	$528,000	$542,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products for several years, if at all.

Operating Expenses

Research and development expenses. Research and development expenses were $303,000 for the six months ended June 30, 2015, compared to $340,000 for the six months ended June 30, 2014, a decrease of $37,000 or 11%. The decrease in research and development expenses is primarily related to the completion of Phase III study in DES during 2014 and a reduction in patent and licensing maintenance fees offset by an increase in expenses related to our Phase II CF101 study for glaucoma in 2015.

General and administrative expenses. General and administrative expenses were $185,000 for the six months ended June 30, 2015, compared to $183,000 for the six months ended June 30, 2014, an increase of $2,000 or 1%. The slight increase in general and administrative expenses was primarily related to an increase in legal and professional expenses, share based payment and general expenses offset by a reduction in compensation related to the termination of a CEO during 2014.

Financial Expenses, Net

Financial expenses, net were $40,000 for the six months ended June 30, 2015 compared to financial expenses, net of $19,000 for the six months ended June 30, 2014, a change of $21,000 or 110%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our parent company, Can-Fite.

Net Loss

As a result of the foregoing, we incurred a net loss of $528,000 for the six months ended June 30, 2015 compared to $542,000 for the six months ended June 30, 2014, a decrease of $14,000 or 3%.

Results of Operations - Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Three Months ended June 30,
	2015	2014
	Unaudited
Operating expenses:
Research and development	$197,000	$144,000
General and administrative	103,000	23,000
Total operating costs	300,000	167,000
Financial expenses (income), net	21,000	7,000
Net loss	$321,000	$174,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products for several years, if at all.

Operating Expenses

Research and development expenses. Research and development expenses were $197,000 for the three months ended June 30, 2015, compared to $144,000 for the three months ended June 30, 2014, an increase of $53,000 or 37%. The increase in research and development expenses is primarily related to an increase in expenses related to our Phase II CF101 study for glaucoma in 2015 offset by a reduction in patent and licensing maintenance fees.

General and administrative expenses. General and administrative expenses were $103,000 for the three months ended June 30, 2015, compared to $23,000 for the three months ended June 30, 2014, an increase of $80,000 or 348%. The increase in the general and administrative expenses was primarily related to an increase in legal and professional expenses, share based payment and general expenses offset by a reduction in compensation related to the termination of a CEO during 2014.

Financial Expenses, Net

Financial expenses, net was $21,000 for the three months ended June 30, 2015 compared to $7,000 for the three months ended June 30, 2014, an increase of $14,000 or 200%. Financial expenses, net primarily consisted of interest expenses due to deferred payments to our parent company.

Net Loss

As a result of the foregoing, we incurred a net loss of $321,000 for the three months ended June 30, 2015 compared $174,000 for the three months ended June 30, 2014, an increase of $147,000 or 84%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2015 and December 31, 2014, we had $9,000 and $9,000 in cash and cash equivalents, a working capital deficit of $2,498,000 and $1,691,000 and an accumulated deficit of $7,824,000 and $7,296,000. The increase in working capital deficit was primarily due to deferred payments to Can-Fite and decrease in the fair value of our investment in Can-Fite’s securities. Net cash used in operating activities was approximately $0 for the six months ended June 30, 2015, compared with net cash used in operating activities of approximately $272,000 for the six months ended June 30, 2014. The decrease in net cash used in operating activities was primarily related to deferred payments to Can-Fite. There was no net cash provided by investing activities and financing activities for the six months ended June 30, 2015 and 2014.

In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in August 2015), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of June 30, 2015, the deferred payments to Can-Fite totaled approximately $2,728,000. In addition, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters remain in effect for a period of at least 12 months from August 2015 and any related balance bears interest at a rate of 3% per annum.

Liquidity resources, as of June 30, 2015, together with the Can-Fite support letters as discussed above, will be sufficient to maintain the Company's operations for at least 12 months. For a long term solution, we will need to seek additional capital for the purpose of further testing our products, managing our business and obtaining certifications necessary in order to market them.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for the six months ended June 30, 2015 included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2015.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 25, 2015.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: August 12, 2015	By	/s/ Pnina Fishman
Pnina Fishman, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	By	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer
(Principal Financial Officer)