Form 10-K
period 2015-12-31
OphthaliX, Inc.
filed 2016-03-02
CIK 1218683

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: December 31, 2015

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,441,848 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At March 1, 2016, there were 10,441,251 shares of the registrant’s common stock outstanding.

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

We are focused on the development of CF101 for the treatment of glaucoma, with a Phase II study ongoing in Israel and Europe. This study is a randomized, double-masked, placebo-controlled, parallel-group study of the safety and efficacy of daily CF101 administered orally in subjects with elevated IOP.  The objective of this study is to determine the safety and efficacy of oral CF101 in lowering IOP when administered BID for 16 weeks in subjects with elevated IOP. We have enrolled 44 subjects in the first segment of the study, randomized in a 3:1 ratio of CF101 1.0 mg treatment to the placebo.  In 2015, we amended the ongoing Phase II study protocol and enrolled a further 44 subjects for the second segment, which was randomized in a 3:1 ratio of CF101 2.0 mg treatment to the placebo. This decision was based on certain positive data from the psoriasis Phase II/III study of CF101 by our majority stockholder and parent, Can-Fite BioPharma Ltd, or Can-Fite.  As a result, there will not be an interim analysis and the full study data is expected to be announced in the second half of 2016.

If successful, the treatment of glaucoma with an oral drug has the potential to be a breakthrough treatment in resolving patient compliance issues with current topical treatments. A third-party validation for the utilization of A3 adenosine receptor agonists for lowering intraocular pressure and treating glaucoma has been published by Professor M. Francesca Cordeiro, a Professor of Glaucoma & Retinal Neuro-degeneration at the University College of London and Imperial College in London.

According to Market Scope the global glaucoma pharmaceutical market is expected to be nearly $6.1 billion in 2020 and according to GlobalData the global uveitis therapeutics market is expected to grow from $0.3 billion in 2010 to $1.6 billion by 2017.  None of our product candidates have been approved for sale or marketing and, to date, there have been no commercial sales of any of our product candidates.

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

Phase II, Phase II/III and Phase III Clinical Studies of CF101

CF101 has completed eight Phase II studies, one Phase II/III study and one Phase III study in psoriasis, rheumatoid arthritis or DES, in approximately 1,129 patients for an aggregate exposure of approximately 350 patient years. These studies indicate that CF101 has a favorable safety profile at doses up to 4.0 mg BID for up to 32 weeks. In these II studies, we did not observe a dose-response relationship between CF101 and adverse events. Moreover, we did not observe any clinically significant changes in vital signs, electrocardiograms, blood chemistry or hematology. CF101 given as a standalone therapy reached the primary endpoint in Phase II clinical studies in DES, as further detailed below.  In addition to the ophthalmic indications, positive data were observed utilizing CF101 as a standalone drug in three Phase II clinical studies in psoriasis and rheumatoid arthritis. However, a Phase III study of CF101 for DES and two Phase IIb studies in rheumatoid arthritis utilizing CF101 in combination with methotrexate failed to reach the primary endpoint and a Phase II/III study of CF101 for psoriasis did not meet its primary endpoint although positive data from further analysis of the Phase II/III study suggests CF101 as a potential systemic therapy for patients with moderate-severe psoriasis. Can-Fite continues to develop CF101 as a standalone therapy for auto-immune inflammatory indications including rheumatoid arthritis and psoriasis, in parallel to our development of CF101 for ophthalmic indications. Safety data from these studies will be shared between Can-Fite and the Company.

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

A Phase II study in patients with glaucoma or related syndromes of ocular hypertension is currently ongoing in Israel and Europe. This study is a randomized, double-masked, placebo-controlled, parallel-group study of the safety and efficacy of daily CF101 administered orally in subjects with elevated IOP.  The objective of this study is to determine the safety and efficacy of oral CF101 in lowering IOP when administered BID for 16 weeks in subjects with elevated IOP. We have enrolled 44 subjects in the first segment of the study, randomized in a 3:1 ratio of CF101 1.0 mg treatment to the placebo.  In 2015, we amended the ongoing Phase II study protocol and enrolled a further 44 subjects for the second segment, which was randomized in a 3:1 ratio of CF101 2.0 mg treatment to the placebo. This decision was based on certain positive data from the psoriasis Phase II/III study of CF101 by our majority stockholder and parent, Can-Fite BioPharma Ltd, or Can-Fite.  As a result, there will not be an interim analysis and the full study data is expected to be announced in the second half of 2016. Neither we nor Can-Fite has filed an IND for this indication as CF101 for the treatment of glaucoma is not currently being clinically tested in the United States and there are no near-term plans to do so.

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

Figure 2: Inhibition of the development of posterior and anterior uveitis in experimental animal models

The efficacy of CF101 in treating both anterior and posterior uveitis in experimental animal models supports further testing of CF101 for the treatment of patients with either anterior or posterior uveitis. Can-Fite, together with the NIH, have applied for a patent for the use of CF101 for the treatment of uveitis. Can-Fite has licensed its share of this intellectual property to us and together we are in discussions with the NIH to obtain an exclusive license on the NIH’s share of this intellectual property. We designed a protocol for a Phase II uveitis study in Europe and Israel to investigate the efficacy and safety of CF101 in 45 patients with active, sight-threatening, noninfectious intermediate or posterior uveitis, who will be treated with either CF101 or a placebo for a period of six months. The primary endpoint of this study is the proportion of subjects whose vitreous haze score improves by two or more grades on the “Miami Scale” (Vitreous Haze: Miami Scale 2). We are currently reviewing our clinical development plans and intend to provide an update on the development for this indication at a later stage. Neither we nor Can-Fite has filed an IND for this indication as CF101 for the treatment of uveitis is not currently being clinically tested in the United States and there are no near-term plans to do so.

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

The License Agreement

On November 21, 2011, we entered into the License Agreement with Eyefite, our wholly-owned subsidiary, and Can-Fite according to which Can-Fite (i) granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic diseases and (ii) assigned to Eyefite its rights, title and interest in and to any and all INDs, to CF101 in the ophthalmic field. The license granted to Eyefite allows Eyefite to sublicense its rights to CF101 to third parties, subject to the satisfaction of certain conditions. Pursuant to the License Agreement, Eyefite has sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and all approvals and related regulatory documentation shall be Eyefite’s sole and exclusive property. Under the License Agreement, Eyefite was required to assume responsibility for making payments to Can-Fite’s licensor, the NIH, pursuant to, and for the term of, a license agreement between Can-Fite and NIH for certain patent rights relating to CF101. In June 2015, Can-Fite’s license with NIH expired and as a result Eyefite is no longer obligated to make any payments to NIH in connection with Can-Fite’s now expired license with NIH (other than with respect to any accrued and unpaid payments to which NIH may be entitled to). Patent rights granted to Eyefite under the License Agreement by Can-Fite that are not NIH patents are free of any royalties and milestone payments.

The License Agreement will remain in effect until the expiration of the last of the patents licensed thereunder unless earlier terminated by one or both of the parties in accordance with the License Agreement. Can-Fite may terminate the License Agreement upon customary bankruptcy and insolvency events of Eyefite and upon Eyefite’s material breach of the License Agreement, upon 30 days’ prior written notice. Eyefite may terminate the License Agreement upon three months’ prior written notice for any reason and upon 30 days’ prior written notice for Can-Fite’s material breach of the License Agreement.

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

The Services Agreement

On November 21, 2011, EyeFite and Can-Fite entered into a Services Agreement pursuant to which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101. The Services Agreement will remain in force for an unlimited period of time unless earlier terminated as follows: (i) by either party upon six-months’ prior written notice to the other party; or (ii) at any time for cause by either EyeFite (which includes a breach of trust by Can-Fite, Can-Fite’s material breach of the Services Agreement or customary bankruptcy and insolvency events on the part of Can-Fite) or Can-Fite (which includes EyeFite’s material breach of the Services Agreement or the License Agreement, or customary bankruptcy and insolvency events on the part of EyeFite). As consideration for Can-Fite’s services pursuant to the Services Agreement, EyeFite must pay to Can-Fite (i) a services fee (consisting of all expenses and costs incurred by Can-Fite plus 15%, except in relation to patent payments which shall be treated on a pass through basis) and, (ii) additional fees equal to 2.5% of any revenues received by us (or any affiliate of ours including, Eyefite) for rights to CF101 from third-party sublicensees including up-front payments, developmental or commercial milestones, royalties on net sales and any similar payments, but not including payments to support or reimburse us for research, development, manufacturing or commercial expenses or for equity. We are required to pay the additional fees to Can-Fite within 30 days of receipt by us.

In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in August 2015), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of December 31, 2015, the deferred payments to Can-Fite totaled approximately $3,690,000. In addition, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters expire in October 2016 and any related balance bears interest at a rate of 3% per annum.

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

Contract Research Organizations

Currently through Can-Fite under the Services Agreement, we outsource certain clinical development activities to contract research organizations, or CROs. Our clinical CROs are subject to guidelines from the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, which attempt to harmonize the FDA and the European Medicines Agency, or the EMA, regulations and guidelines. Also through Can-Fite under the Services Agreement, we create and implement the drug development plans and manage the CROs according to the specific requirements of the drug candidate under development. To the extent clinical research is conducted by Can-Fite or the CROs (or us in the future), compliance with certain federal regulations, including but not limited to 21 C.F.R. parts 50, 54, 56, 58 and 318, which pertain to, among other things, institutional review boards, informed consent, financial conflicts of interest by investigators, good laboratory practices and submitting IND applications, may be required.

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

Patents

Pursuant to the License Agreement, Eyefite has a field-of-use exclusive license under a patent portfolio owned or in-licensed by Can-Fite, or the Licensed IP. The Licensed IP includes patent and patent applications owned by Can-Fite or in-licensed by Can-Fite from others covering the manufacture of CF101 and certain other A3AR agonists and the use of CF101 and such other A3AR agonists for the treatment of a variety of ophthalmic diseases, including DES, glaucoma and uveitis. The field of use of the exclusive license to Eyefite includes the use of CF101 in the field of ophthalmology, or the Field. Eyefite is not aware of any issued or pending patent applications that could or would restrict or inhibit its ability to operate.

The patent portfolio for CF101 owned or in-licensed by Can-Fite and relating to the Field is described below and includes both issued patents and pending patent applications that were licensed by Can-Fite to Eyefite for the use within the Field:

●	A family of two patents which pertain to the use of A3AR agonists for the treatment of DES and granted in Japan and Mexico. The patents are set to expire in 2026;

●	a family of patents and pending patent applications which pertains to the use of A3AR agonists for the treatment or reduction of IOP. Such patents were granted in Australia, Israel, Japan and the United States. The patents are set to expire in 2030. The patent applications are pending in the EPO (designating all EPC member states), China, Canada, Mexico, South Korea and Hong Kong, each with a filing date of May 16, 2010 and a priority date of May 17, 2009. The patents that may be issued with respect to these pending patent applications would expire in 2030; and

●	a family of patents and pending patent applications which pertain to the method for synthesizing CF101. Such patents were granted in China, India, Japan and Israel. These patents are set to expire in 2028. The patent applications are pending in the United States and the EPO (designating all EPC member states). Each patent application has a filing date of March 13, 2008 and a priority date of March 14, 2007. The patents that may be issued with respect to these pending applications would expire in 2028.

We believe that our licensed patents provide broad and comprehensive coverage for the use of CF101 for the treatment of certain ophthalmic disorders. However, as a result of the termination of the NIH license agreement between Can-Fite and the NIH in June 2015 due to patent expiration, we no longer hold rights to a family of composition of matter patents relating to CF101 that were licensed from NIH.  Nevertheless, because CF101 may be a new chemical entity (“NCE”), following approval of an NDA, we, if we are the first applicant to obtain NDA approval, may be entitled to five years of data exclusivity in the United States with resp ect to such NCEs. Analogous data and market exclusivity provisions, of varying duration, may be available in Europe and other foreign jurisdictions. We may also be entitled to the rights under Can-Fite’s pharmaceutical use issued patents with respect to CF101, which provide patent exclusivity within the ophthalmic field until the mid-2020s. While we believe that we may be able to protect our exclusivity in the ophthalmic field through such use patent portfolio and such period of exclusivity, the lack of composition of matter patent protection may diminish our ability to maintain a proprietary position for our intended uses of CF101. Moreover, we cannot be certain that we will be the first applicant to obtain an FDA approval for any indication of CF101 and we cannot be certain that we will be entitled to NCE exclusivity. In addition, Can-Fite has discontinued the prosecution of a family of pending patent applications under joint ownership of Can-Fite and NIH pertaining to the use of A3AR agonists for the treatment of uveitis. Such diminution of our  proprietary position could have a material adverse effect on our business, results of operation and financial condition.

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

On the other hand, other drugs on the market, new drugs under development (including drugs that are in more advanced stages of development in comparison to our drug pipeline) and additional drugs that were originally intended for other purposes, but were found effective for purposes targeted by us, may all be competitive to the current drug candidates in our pipeline.  In fact, some of these drugs are well established and accepted among patients and physicians in their respective markets, can be efficiently produced and marketed, and are relatively safe.  Moreover, other companies of various sizes engage in activities similar to ours.  Most, if not all, of our competitors have substantially greater financial and other resources available to them.  Competitors include companies with marketed products and/or an advanced research and development pipeline.  The competitive landscape in the ophthalmic therapeutics field includes Novartis/Alcon, Allergan, Pfizer, Roche/Genentech, Merck (which acquired Inspire Pharmaceuticals), Santen (which acquired Novagali), Bausch & Lomb (which acquired ISTA Pharmaceuticals and was acquired by Valeant), GlaxoSmithKline, Sanofi-Aventis (which acquired Fovea) Shire (which acquired SARcode) and more.

Glaucoma

According to Datamonitor, as of 2010, 7 million people in the seven major markets suffered from glaucoma. Market Scope expects the global glaucoma pharmaceutical market to climb from about $4.7 billion in 2015 to nearly $6.1 billion in 2020 at a compounded annual rate of 5.1%. We expect that the number of people who suffer from glaucoma will increase as the population in each of the seven major markets ages.

The main drugs used to treat glaucoma include Xalatan®, Travatan® and Cosopt®.  Xalatan® is recommended by the European Glaucoma Society and American Academy of Ophthalmologists as the first choice for the treatment of glaucoma.  According to a Pfizer annual report, Xalatan®, which is marketed by Pfizer, is the leading drug used to treat glaucoma, and had global sales of approximately $0.6 billion in 2013 compared to $1.2 billion in 2011. Travatan® was first launched in the United States in 2001 and then Europe and the certain other markets in 2002.  According to Evaluate Pharma, Travatan®, marketed by Alcon, experienced sales of approximately $600 million in 2010 and 2011. Travatan® is administered once each day, which ophthalmologists cite as a significant advantage over other drugs used to treat glaucoma.  Cosopt® is the oldest combination therapy in the glaucoma market.  Due to the expiration of patents covering Cosopt® in 2008, some ophthalmologists have begun to look to other brands or generic drugs in the treatment of glaucoma.  Another leading company in this field is Allergan, which markets Lumigan®, Ganfort™, Alphagan®, and Combigan®, with over $1.0 billion in aggregate revenues in 2011.  The glaucoma therapeutics market has witnessed major revenues depletion in the recent years due to a string of patent expirations, which started with the expiration of the Xalatan® patent.

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

We believe that a need exists for drugs used for the treatment of uveitis that are less toxic and more effective than currently available therapies. Former pre-clinical pharmacology studies demonstrated that CF101 is effective in inhibiting the development of posterior and anterior uveitis and has a favorable safety profile in experimental animal models. We submitted a protocol for a Phase II study of uveitis. We are currently reviewing our clinical development plans and will provide an update at the development for this indication at a later stage.

Insurance

We maintain insurance for directors’ and officers’ liability with a coverage limit of $10.0 million in the aggregate for any and all losses arising out of any and all claims against our directors and officers, except for certain wrongful acts and certain claims arising out of securities offerings.

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

Research and Development

Research and development expenses for the year ended December 31, 2015 were approximately $812,000 compared to approximately $721,000 for the year ended December 31, 2014.

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

Other Countries

In addition to regulations in the United States, the EU and Israel, we are subject to a variety of other regulations governing clinical trials and commercial sales and distribution of drugs in other countries. Whether or not our products receive approval from the FDA or EMA approval of such products must be obtained by the comparable regulatory authorities of countries other than the United States or European Union before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA or EMA approval. The requirements governing the conduct of clinical trials and product licensing vary greatly from country to country.

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

Employees

As of December 31, 2015, we had no full time or part-time employees.

Historical Background

We were originally incorporated in the State of Nevada on December 10, 1999, under the name Bridge Capital.com, Inc.  Bridge Capital.com, Inc. was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management, Inc., or Denali, in March 2001.  Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry and operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.  In December 2005, we ceased our principal business operations and focused our efforts on seeking a business opportunity.

We consummated our reverse acquisition, or the Transaction, of all the outstanding interests in Eyefite Ltd., a private company incorporated on June 27, 2011 under the laws of the State of Israel, or Eyefite, pursuant to an acquisition agreement dated November 21, 2011, or the Acquisition Agreement, by and between the Company and Can-Fite.  The Transaction was accounted for as a reverse acquisition wherein Can-Fite was treated as the acquirer for accounting purposes.  In connection with the completion of the Transaction on November 21, 2011, the following events occurred:

●	We entered into and completed a stock purchase agreement dated November 21, 2011,or the Stock Purchase Agreement, with Can-Fite, whereby Can-Fite purchased 8,000,000 shares of our common stock in exchange for all of the issued and outstanding ordinary shares of Eyefite. As a result of the consummation of the actions contemplated by the Stock Purchase Agreement, Eyefite became our wholly-owned subsidiary and Can-Fite became our majority stockholder and a parent.

●	Eyefite and Can-Fite entered into a License Agreement dated November 21, 2011, or the License Agreement, pursuant to which Can-Fite granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, or CF101, solely in the field of ophthalmic indications. See the “License Agreement” below.

●	Eyefite and Can-Fite entered into a services agreement dated November 21, 2011, or the Services Agreement, pursuant to which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101.

●	We issued a warrant, or the Warrant, to Can-Fite by which Can-Fite has the right, until the earlier of (a) the November 21, 2016 and (b) the closing of the acquisition of us by another entity, resulting in the exchange of our outstanding common shares such that our stockholders prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the additional fee under the Services Agreement into 480,022 shares of our common stock (subject to adjustment in certain circumstances). The per share exercise price for the shares is $5.148. This Warrant may be exercised on either a cash or a cashless basis, provided that if the Warrant is exercised on a cashless basis, the Warrant must be exercised in whole, not in part.

●	On November 21, 2011, we completed a private placement of shares of our common stock for gross proceeds of $3.3 million through the sale of 646,776 shares to third party investors and sold 466,139 shares of our common stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite, valued at $2.4 million (as determined by reference to the previous trading day’s closing price for Can-Fite shares on the Tel Aviv Stock Exchange), and 97,112 shares to Can-Fite for gross proceeds of $500,000 (collectively, together with the shares issued to the investors, the “Financing”). In addition, we issued to Can-Fite and each of the other investors, for each four shares of the Company’s common stock purchased in the Financing, nine warrants valid for a period of five years from the closing of the Financing to acquire two shares of the Company for an exercise price of $7.74.

●	On November 21, 2011, we repurchased 1,722,222 outstanding shares of our common stock from Mathew G. Rule, our sole officer and director at the time, for $7,750, or the Recapitalization. In addition, we issued 426,666 shares of common stock to certain investors for an aggregate of $97,000, which funds were used solely to retire the outstanding shares in the Recapitalization and to pay outstanding payables of the Company as of closing. These payments included satisfaction of a promissory note in the principal amount of $56,465 and payables to the transfer agent, accountants and Denali legal counsel at the time.

●	In connection with the Transaction, the board of directors of the Company, or the Board, was expanded from one to three members, the sole prior director, Mathew G. Rule, resigned, and the following new directors were appointed: Dr. Pnina Fishman, Dr. Ilan Cohn and Guy Regev, each of whom was, and currently is, a director of Can-Fite. On February 2, 2012, the number of directors was increased to four persons and Dr. Roger Kornberg was appointed as the fourth director and on July 1, 2013, the number of directors was increased to five persons and Dr. Michael Belkin was appointed as the fifth director.

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

On July 18, 2013, our stockholders approved a reverse stock split of one share for each four and one-half shares outstanding (1:4.5). The reverse split became effective as of the close of business on August 6, 2013.

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

We are a clinical stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders. Since November 2011, we have been focused on research and development activities with a view to developing our product candidate, CF101 for ophthalmic diseases. We have financed our operations primarily through the sale of equity securities and have incurred losses in each year since our inception. We have historically incurred substantial net losses, including net losses of approximately $1,477,000 in 2015 and $1,195,000 in 2014. At December 31, 2015, we had an accumulated deficit of approximately $8,773,000. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales and accordingly we do not have a revenue stream to support our cost structure. Our losses have resulted principally from costs incurred in development and discovery activities. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we:

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

As of December 31, 2015, we had cash and cash equivalents of approximately $42,000. In February, 2013, we obtained a formal letter from Can-Fite agreeing to defer payments owed to it under the Services Agreement beginning on January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by us. While Can-Fite has agreed in the past including as recently as August 2015 to extend the term of the deferral letter, there can be no assurance that Can-Fite will continue to extend the term of such deferral beyond October 2016 and the announcement in December 2013 that CF101 did not meet its Phase III DES trial end-points has had a material adverse effect on our ability to raise capital on acceptable terms. We have expended and believe that we will continue to expend substantial resources for the foreseeable future developing our product candidates. These expenditures will include costs associated with research and development, manufacturing, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will require additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

According to management estimates, liquidity resources as of December 31, 2015, together with the support letters from Can-Fite will be sufficient to maintain our operations for a period of less than twelve months which raises substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

According to management estimates, liquidity resources as of December 31, 2015, together with the support letters from Can-Fite described above, will be sufficient to maintain our operations at least through October 2016. Our inability to raise funds to conduct our research and development activities will have a severe negative impact on our ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern. As such, the opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Our current pipeline is based on a single compound, the CF101 drug candidate. Failure to develop CF101 will have a material adverse effect on us. In the recent past, CF101 failed to reach the primary and secondary efficacy study end-points in a Phase III DES study.

Our current pipeline is based on the development of CF101 for the treatment of glaucoma and uveitis. As such, we are currently dependent on a single molecule for our potential commercial success, and any safety or efficacy problems or concern with CF101 could have a significant impact on our business. Failure to develop CF101 or any additional drug candidates which we may develop in the future, in whole or in part, would have a material adverse effect on us. We experienced the risks involved with the development of CF101 recently when we announced in December 2013 that CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints in a Phase III study of CF101. Nonetheless, CF101 was found to be well tolerated. In 2014 we decided to end the development of CF101 for the DES indication. This decision was based on a lack of correlation between patients' response to CF101 and over-expression of the drug target, the A3 adenosine receptor in this patient population. In addition, Can-Fite, which conducts our clinical trials, experienced the risks involved with conducting clinical trials, including but not limited to, increased expense and delay. For example, two Phase IIb studies in RA utilizing CF101 in combination with methotrexate, a generic drug commonly used for treating RA patients, or MTX, failed to reach their primary endpoints. Can-Fite believes that this may have been due to low A3AR expression in the subpopulation of RA patients that did not respond well to treatment with MTX. Because of their low A3AR expression, such patients also did not respond well to treatment with CF101. Can-Fite was not aware of this when it designed the studies. As such, Can-Fite conducted an additional Phase IIb RA trial of CF101 as a standalone therapy in patients with A3AR expression levels above a certain threshold, and positive results from this study were announced in December 2013. Furthermore, a Phase II/III study of CF101 for psoriasis did not meet its primary endpoint although positive data from further analysis of the Phase II/III study suggests CF101 as a potential systemic therapy for patients with moderate-severe psoriasis.

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

In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the U.S. Food and Drug Administration, or the FDA, the EMA and foreign regulatory authorities for commercial use. The FDA, EMA and foreign regulatory authorities have full discretion over this approval process. We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval. Typically, in the pharmaceutical industry, there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Also, satisfying regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory reviews.

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

The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed thorough preclinical studies and initial clinical trials. For example, in December 2013, we announced top-line results of a Phase III study with CF101 for DES in which CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. In addition, Can-Fite, which conducts our clinical trials, experienced the risks involved with conducting clinical trials, including but not limited to, increased expense and delay. For example, two Phase IIb studies in RA utilizing CF101 in combination with methotrexate, a generic drug commonly used for treating RA patients, or MTX, failed to reach their primary endpoints. Can-Fite believes that this may have been due to low A3AR expression in the subpopulation of RA patients that did not respond well to treatment with MTX. Because of their low A3AR expression, such patients also did not respond well to treatment with CF101. Can-Fite was not aware of this when it designed the studies. As such, Can-Fite conducted an additional Phase IIb RA trial of CF101 as a standalone therapy in patients with A3AR expression levels above a certain threshold, and positive results from this study were announced in December 2013. Furthermore, a Phase II/III study of CF101 for psoriasis did not meet its primary endpoint although positive data from further analysis of the Phase II/III study suggests CF101 as a potential systemic therapy for patients with moderate-severe psoriasis. Many companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Any delay in, or termination or suspension of, our clinical trials will delay the requisite filings with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.  If the clinical trials do not support our product claims, the completion of development of such product candidates may be significantly delayed or abandoned, which will significantly impair our ability to generate product revenues and will materially adversely affect our results of operations.

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

We have experienced the risks involved with conducting clinical trials, including but not limited to, increased expense and delay and failure to meet end points of the trial. For example, in December 2013, we announced top-line results of a Phase III study with CF 101 for DES in which CF101 did not meet the primary efficacy endpoint of complete clearing of corneal staining, nor the secondary efficacy endpoints. In addition, Can-Fite, which conducts our clinical trials, experienced the risks involved with conducting clinical trials, including but not limited to, increased expense and delay. For example, two Phase IIb studies in RA utilizing CF101 in combination with methotrexate, a generic drug commonly used for treating RA patients, or MTX, failed to reach their primary endpoints. Can-Fite believes that this may have been due to low A3AR expression in the subpopulation of RA patients that did not respond well to treatment with MTX. Because of their low A3AR expression, such patients also did not respond well to treatment with CF101. Can-Fite was not aware of this when it designed the studies. As such, Can-Fite conducted an additional phase IIb RA trial of CF101 as a standalone therapy in patients with A3AR expression levels above a certain threshold, and positive results from this study were announced in December 2013. Furthermore, a Phase II/III study of CF101 for psoriasis did not meet its primary endpoint although positive data from further analysis of the Phase II/III study suggests CF101 as a potential systemic therapy for patients with moderate-severe psoriasis.

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

Any of our product candidates could cause adverse events. Although data from a pooled analysis by Can-Fite of 1035 patients treated with CF101, indicates that CF101 is safe and well tolerated at doses up to 4.0 mg administered twice daily for up to 32 weeks, there were incidences (albeit less than or equal to 5%) of adverse events in eight completed and fully analyzed trials in inflammatory disease. Such adverse events included nausea, diarrhea, constipation, common bacterial and viral syndromes (such as tonsillitis, otitis and respiratory and urinary tract infections), myalgia, arthralgia, dizziness, headache, palpitations and pruritus. Can-Fite observed an even lower incidence (less than or equal to 2%) of serious adverse events, including pancytopenia (although extensive evaluation suggests that such adverse event was associated with an inadvertent overdose of MTX), exacerbation of chronic obstructive lung disease and exacerbation of Parkinson’s Disease. Notwithstanding the foregoing, the placebo group in such studies had a higher incidence of overall adverse events than the pooled CF101 groups. No new safety concerns have been identified and no novel or unexpected safety concerns have appeared over 32 weeks of treatment in more recent Can-Fite trials.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of our product candidates could be delayed.

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

Risks Related to Our Intellectual Property

Our ability to pursue the development of the ophthalmic indications of CF101 depends upon the continuation of our license from Can-Fite.

On November 21, 2011, we entered into a license agreement with EyeFite, our wholly-owned subsidiary, and Can-Fite, or the License Agreement, according to which Can-Fite (i) granted to EyeFite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic diseases and (ii) assigned to EyeFite its rights, title and interest in and to any and all INDs to CF101 in the ophthalmic field. The license granted to EyeFite allows EyeFite to sublicense its rights to CF101 to third parties, subject to the satisfaction of certain conditions. Pursuant to the License Agreement, EyeFite has sole responsibility for preparing and maintaining all regulatory documentation with respect to approvals of CF101 in the field of ophthalmic diseases and all approvals and related regulatory documentation shall be EyeFite’s sole and exclusive property. The License Agreement will remain in effect until the expiration of the last of the patents licensed thereunder unless earlier terminated by one of the parties in accordance with the License Agreement. Can-Fite may terminate the License Agreement upon certain bankruptcy and insolvency events of EyeFite and upon EyeFite’s material breach of the License Agreement, upon 30-days’ prior written notice. EyeFite may terminate the License Agreement upon three-months prior written notice for any reason and upon 30-days’ prior written notice for Can-Fite’s material breach of the License Agreement. All inventions resulting from the development and commercialization of CF101 under the License Agreement belong to Can-Fite, whether such were invented solely by Can-Fite, solely by EyeFite or by both entities. However, the License Agreement also grants EyeFite an exclusive license to use any such inventions in the field of ophthalmic diseases around the world for no additional consideration. If the License Agreement were terminated, we would lose our rights to develop and commercialize CF101 for the treatment of ophthalmic conditions, which would materially and adversely affect our business, results of operations and future prospects.

The termination of the NIH license agreement between Can-Fite and NIH due to patent expiration may diminish our proprietary position.

As a result of the termination of the NIH license agreement between Can-Fite and the NIH in June 2015 due to patent expiration, we no longer hold rights to a family of composition of matter patents relating to CF101 that were licensed from NIH. Nevertheless, because CF101 may be a new chemical entity, or NCE, following approval of an NDA, we, if we are the first applicant to obtain NDA approval, may be entitled to five years of data exclusivity in the United States with respect to such NCEs. Analogous data and market exclusivity provisions, of varying duration, may be available in Europe and other foreign jurisdictions. We may also be entitled to the rights under Can-Fite’s pharmaceutical use issued patents with respect to CF101, which provide patent exclusivity within the ophthalmic field until the mid-2020s. While we believe that we may be able to protect our exclusivity in the ophthalmic field through such use patent portfolio and such period of exclusivity, the lack of composition of matter patent protection may diminish our ability to maintain a proprietary position for our intended uses of CF101. Moreover, we cannot be certain that we will be the first applicant to obtain an FDA approval for any indication of CF101 and we cannot be certain that we will be entitled to NCE exclusivity. Without composition of matter patent protection on CF101 and without NCE exclusivity, we may need to rely primarily or entirely on the Can-Fite patents licensed to us for the methods of using CF101 in the treatment of certain ophthalmic disorders as protection against our competitors. In addition, Can-Fite has discontinued the prosecution of a family of pending patent applications under joint ownership of Can-Fite and NIH pertaining to the use of A3AR agonists for the treatment of uveitis. Such diminution of our  proprietary position could have a material adverse effect on our business, results of operation and financial condition.

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

We cannot be certain that patents will be issued as a result of any pending applications, and we cannot be certain that any of our issued patents, licensed from Can-Fite (or any other third-party in the future), will give us adequate protection from competing products. For example, issued patents, including the patents licensed by us, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope.

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

Pursuant to the License Agreement, Can-Fite has the sole right to make elections with respect to patent term extension of or supplemental protection certificates with respect to the licensed Can-Fite patents and the sole right to seek and maintain any data exclusivity periods available for CF101. Also, pursuant to the License Agreement, Can-Fite has retained the right to prosecute and maintain the patents licensed to us.  While Can-Fite is contractually obligated to us to obtain and maintain protection for those patent rights, and is required to keep us informed of all patent-related activities, we will be dependent upon Can-Fite for the prosecution and maintenance of our licensed patents. If Can-Fite determines not to protect the intellectual property rights that we license from them we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of Can-Fite ourselves. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from Can-Fite or any other third party, or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such licensed intellectual property could have a material adverse effect on our business, results of operations and financial condition.

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

Patent law outside the United States is different than in the United States. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all.  A failure to obtain sufficient intellectual property protection in any foreign country could materially and adversely affect our business, results of operations and future prospects.  Moreover, we may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and divert management’s resources and attention.

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

Our common stock trades in the over-the-counter market and is quoted on the OTC Pink.  The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges.  Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers.  Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread.  These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers.  Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale.  For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks.  There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for investors to sell their shares of our common stock.

Although our common stock trades on the OTC Pink, an active trading market for our shares may not be sustained. It may be difficult for investors to sell their shares without depressing the market price for the shares or at all. As a result of these and other factors, investors may not be able to sell their shares at or above the offering price or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult to sell your common stock.

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

Further, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations in the past.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  Price volatility of our common stock might be worse if the trading volume of our common stock is low.   In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if we are successful.  Future sales of our common stock could also reduce the market price of such stock.

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

On June 29, 2015, Can-Fite, our majority stockholder and parent, received a lawsuit requesting recognition of this lawsuit as a class action. The lawsuit alleges, among other things, that Can-Fite misled the public with regard to disclosures concerning the efficacy its drug candidate, CF101. The claimant alleges that he suffered personal damages of over NIS 73,000, while also claiming that the shareholders of Can-Fite suffered damages of approximately NIS 125 million. Can-Fite has informed us that it strongly believes the lawsuit and its allegations to be baseless and without merit, and will vigorously defend this action.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink under the symbol “OPLI.”

The following table sets forth the range of the high and low bid prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

2015	HIGH	LOW
First Quarter	1.50	0.50
Second Quarter	1.90	0.70
Third Quarter	1.90	0.35
Fourth Quarter	0.99	0.99

2014	HIGH	LOW
First Quarter	2.90	0.55
Second Quarter	1.85	1.26
Third Quarter	1.75	1.01
Fourth Quarter	1.01	0.50

Holders

As of March 1, 2016, there were approximately 15 stockholders of record holding 10,441,251 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of income and cash flows. This section should be read in conjunction with the other sections of this Annual Report on Form 10-K for the year ended December 31, 2015 and our financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars and rounded.

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

We are focused on the development of CF101 for the treatment of glaucoma, with a Phase II study ongoing in Israel and Europe. This study is a randomized, double-masked, placebo-controlled, parallel-group study of the safety and efficacy of daily CF101 administered orally in subjects with elevated IOP.  The objective of this study is to determine the safety and efficacy of oral CF101 in lowering IOP when administered BID for 16 weeks in subjects with elevated IOP.   We have enrolled 44 subjects in the first segment of the study, randomized in a 3:1 ratio of CF101 1.0 mg treatment to the placebo.  In 2015, we amended the ongoing Phase II study protocol and enrolled a further 44 subjects for the second segment, which was randomized in a 3:1 ratio of CF101 2.0 mg treatment to the placebo. This decision was based on certain positive data from the psoriasis Phase II/III study of CF101 by our majority stockholder and parent, Can-Fite BioPharma Ltd, or Can-Fite.  As a result, there will not be an interim analysis and the full study data is expected to be announced in the second half of 2016.

If successful, the treatment of glaucoma with an oral drug has the potential to be a breakthrough treatment in resolving patient compliance issues with current topical treatments. A third-party validation for the utilization of A3 adenosine receptor agonists for lowering intraocular pressure and treating glaucoma has been published by Professor M. Francesca Cordeiro, a Professor of Glaucoma & Retinal Neuro-degeneration at the University College of London and Imperial College in London.

According to Market Scope, the global glaucoma pharmaceutical market is expected to be nearly $6.1 billion in 2020 and according to GlobalData the global uveitis therapeutics market is expected to grow from $0.3 billion in 2010 to $1.6 billion by 2017.  None of our product candidates have been approved for sale or marketing and, to date, there have been no commercial sales of any of our product candidates.

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

Results of Operations -Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014
Operating expenses:
Research and development	$812,000	$721,000
General and administrative	573,000	425,000
Total operating costs	1,385,000	1,146,000
Financial expenses, net	92,000	49,000
Net loss	$1,477,000	$1,195,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products for several years, if at all.

Operating Expenses

Research and development expenses.    Research and development expenses were $812,000 for the year ended December 31, 2015, compared to $721,000 for the year ended December 31, 2014, an increase of $91,000 or 13%. The increase in research and development expenses is primarily related to the increase in expenses related to our Phase II CF101 study for glaucoma in 2015 offset by completion of our Phase III study in DES during 2014 and a reduction in patent and licensing maintenance fees. Assuming we will have sufficient funding, we anticipate incurring significantly higher costs in the future if our Phase II CF101 study for glaucoma is successful.

General and administrative expenses.    General and administrative expenses were $573,000 for the year ended December 31, 2015, compared to $425,000 for the year ended December 31, 2014, an increase of $148,000 or 35%. The increase in general and administrative expenses was primarily due to an increase in legal and professional expenses related to a proposed acquisition of Improved Vision Systems (I.V.S.) Ltd that was not completed.

Financial Expenses, Net

Financial expenses, net were $92,000 for the year ended December 31, 2015 compared to financial income, net of $49,000 for the year ended December 31, 2014, an increase of $43,000 or 88%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite. The increase of financial expenses, net was mainly attributable to interest expenses due to deferred payments to Can-Fite.

Net Loss

As a result of the foregoing, we incurred a net loss of $1,477,000 for the year ended December 31, 2015 compared $1,195,000 for the year ended December 31, 2014, an increase of $282,000 or 24%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2015 and December 31, 2014, we had $42,000 and $9,000 in cash and cash equivalents, a working capital deficit of $3,281,000 and $1,691,000 and an accumulated deficit of $8,773,000 and $7,296,000, respectively. The increase in working capital deficit was primarily due to an increase in deferred payments to Can-Fite offset by the increase in the fair value of our investment in Can-Fite’s securities.

Net cash provided by in operating activities was approximately $33,000 for the year ended December 31, 2015, compared with net cash used in operating activities of approximately $413,000 for the year ended December 31, 2014. The increase in net cash used in operating activities was primarily related to the increase in debt to our parent company and the change in prepaid expenses.

There was no net cash used in investing activities and no net cash provided by financing activities for the years ended December 31, 2015 and 2014.

We have no current source of revenue to sustain our research and development activities, and we do not expect to generate revenue until, and unless, we commercialize any product candidate, which we do not expect to occur for several years. In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in August 2015), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of December 31, 2015, the deferred payments to Can-Fite totaled approximately $3,690,000. In addition, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters expire in October 2016 and any related balance bears interest at a rate of 3% per annum.

According to management estimates, liquidity resources as of December 31, 2015, together with the support letters from Can-Fite described above, will be sufficient to maintain our operations at least through October 2016. Our inability to raise funds to conduct our research and development activities will have a severe negative impact on our ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern. As such, the opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OPHTHALIX INC.

We have audited the accompanying consolidated balance sheets of OphthaliX Inc. and its subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statement of comprehensive loss, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the consolidated financial statements, the Company has recurring losses from operations and has limited liquidity resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 2, 2016	A Member of Ernst & Young Global

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42	$9
Investment in Parent Company (Note 3)	658	794
Prepaid expenses	-	209

Total current assets	700	1,012

PROPERTY AND EQUIPMENT, NET	*)-	1

Total assets	$700	$1,013

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Parent Company (Note 9)	$3,690	$2,457
Other accounts payable and accrued expenses	291	246

Total current liabilities	3,981	2,703

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement (Note 4)	*)-	*)-

STOCKHOLDERS' DEFICIENCY (Note 6):
Share capital
Preferred Stock -
Authorized: 1,000,000 shares at December 31, 2015 and 2014, Issued and Outstanding: 0 shares at December 31, 2015 and 2014	-	-
Common Stock of $0.001 par value -
Authorized: 100,000,000 shares at December 31, 2015 and 2014, Issued and Outstanding: 10,441,251 shares at December 31, 2015 and 2014	10	10
Additional paid-in capital	5,516	5,494
Accumulated other comprehensive income (loss)	(34)	102
Accumulated deficit	(8,773)	(7,296)

Total stockholders' deficiency	(3,281)	(1,690)

Total liabilities and stockholders' deficiency	$700	$1,013

*) Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2015	2014

Operating expenses:

Research and development	$812	$721
General and administrative	573	425

Total operating expenses	1,385	1,146

Financial expenses, net (Note 8)	92	49

Net loss	1,477	1,195

Net loss per share:
Basic and Diluted loss per share	$0.14	$0.11

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	10,441,251	10,441,251

Other comprehensive loss:

Available-for-sale investments:
Changes in net unrealized loss	136	381

Total other comprehensive loss	$136	$381

Comprehensive loss	$1,613	$1,576

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	loss	deficiency

Balance as of January 1, 2014	10,441,251	10	5,469	(6,101)	483	(139)

Stock based compensation	-	-	25	-	-	25
Unrealized loss from investment in Parent Company	-	-	-	-	(381)	(381)

Net loss	-	-	-	(1,195)	-	(1,195)

Balance as of December 31, 2014	10,441,251	10	5,494	(7,296)	102	(1,690)

Stock based compensation	-	-	22	-	-	22
Unrealized loss from investment in Parent Company	-	-	-	-	(136)	(136)

Net loss	-	-	-	(1,477)	-	(1,477)

Balance as of December 31, 2015	10,441,251	10	5,516	(8,773)	(34)	(3,281)

The accompanying notes are an integral part of the consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2015	2014

Cash flows from operating activities:

Net loss	$(1,477)	$(1,195)

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	209	(189)
Increase (decrease) in other accounts payable and accrued expenses	45	(17)
Increase in Parent Company balance	1,233	970
Change in fair value of the derivative related to Service Agreement	-	(7)
Stock based compensation	22	25
Depreciation	1	*)-

Net cash used in operating activities	33	(413)

Cash flows from investing activities:

Purchase of property and equipment	(3)	-
Proceeds from sale of property and equipment	3	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Net cash provided by financing activities	-	-

Change in cash and cash equivalents	33	(413)
Cash and cash equivalents at the beginning of the year	9	422

Cash and cash equivalents at the end of the year	$42	$9

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

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the "Parent company" or "Can-Fite"), a public company in Israel and U.S, and the Company, as further detailed in Note 1b below (the “Reverse Recapitalization”). Can-Fite granted Eye-Fite an exclusive worldwide license for a therapeutic drug, CF101, solely in the field of ophthalmic diseases (the “License Agreement”). The Company conducts its research and development activities through Eye-Fite Ltd. See also Note 1b2.

Upon consummation of the Reverse Recapitalization, Denali changed its name to OphthaliX Inc. and also changed its corporate domicile from the state of Nevada to the state of Delaware.

b.	Reverse Recapitalization and related arrangements:

1.	Recapitalization:

On November 21, 2011 (the "Closing Date"), Can-Fite purchased 8,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in exchange for all of the issued and outstanding ordinary shares of Eyefite pursuant to the terms of a stock purchase agreement (the “Purchase Agreement”). As a result, Eyefite became a wholly-owned subsidiary of the Company and Can-Fite became its majority stockholder and a parent.

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

On November 21, 2011, the Company completed a private placement of shares of its common stock for gross proceeds of $3,330 through the sale of 646,776 shares of Common Stock to third party investors and sold 466,139 shares of Common Stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite, valued at $2,400 and 97,112 shares to Can-Fite for gross proceeds of $500,000.  In addition, the Company issued to Can-Fite and each of the other investors, for each four shares of the Company’s common stock purchased in the financing, nine warrants valid for a period of five years from the closing of the financing to acquire two shares of the Company for an exercise price of $7.74.

On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of December 31, 2015, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 1.6% of Can-Fite's outstanding share capital.

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

In connection with the consummation of the Reverse Recapitalization, the Company through EyeFite and Can-Fite entered into a license agreement, pursuant to which Can-Fite granted to EyeFite a sole and exclusive worldwide license for the use of CF101, solely in the field of ophthalmic diseases ("CF101").

In connection with the License Agreement, referred to above, Eye-Fite was obligated to make to the U.S. National Institutes of Health ("NIH"), with regard to the patents of which are included in the license to Eye-Fite, for as long as the license agreement between Can-Fite and NIH remains in effect, a nonrefundable minimum annual royalty fee and potential future royalties of 4.0% to 5.5% on net sales. In addition, the Company was obligated to make certain milestone payments to NIH ranging from $25 to $500 upon the achievement of various development milestones for each indication.

In June 2015, the license agreement between Can-Fite and NIH terminated due to patent expiration. As of December 31, 2015, the Company accrued an amount of $100 related to its DES Phase III clinical trial and $75 related to its Phase II glaucoma Phase II clinical trial. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During 2015, the Company did not reach any milestone or generate revenue that would trigger additional payments to Can-Fite.

In addition, following the closing of the Reverse Recapitalization, an agreement was signed between Can-Fite, OphthaliX and Eye-Fite (the "Service Agreement"). According to the Service Agreement, Can-Fite will manage the research and development activities relating to pre-clinical and clinical studies for the development of the ophthalmic indications of CF101. According to the Service Agreement, in consideration for Can-Fite's services, Eye-Fite will pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%).

As part of the Service Agreement, the Company is required to pay Can-Fite additional payments from future proceeds (due to commercialization or sublicense agreement) in relation to CF101 (the “Additional Payment”). Can-Fite has the right to exchange such future payments for additional shares of OphthaliX upon payment of an exercise price. For additional information refer to Note 4.

c.	During the year ended December 31, 2015 and 2014, the Company incurred operating losses amounting to $1,385 and $1,146, respectively. The Company will be required to obtain additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities.

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

In addition, in February 2013 Can-Fite issued to the Company a formal letter, which has been updated periodically (most recently in August 2015), stating that Can-Fite agrees to defer payments owing to it under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of fundraising by the Company sufficient to cover such deferred payments. Also, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which are in excess of the Company's available cash to finance its operations, including cash generated from any future sale of Can-Fite shares held by the Company.

Both letters will expire in October 2016 and any related balance shall bear an interest at a rate of 3% per annum. As of December 31, 2015, the deferred payments to Can-Fite totaled $3,690 (also see Note 9).

There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product candidates. According to management estimates, liquidity resources as of December 31, 2015, together with the support letters from the Parent Company described above, will be sufficient to maintain the Company's operations at least through October 2016. The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Although the majority of the Company and its Subsidiary's operations are conducted in Israel, most of their expenses are in U.S dollar. Therefore, the Company's management believes that the U.S dollar is the functional currency of the primary economic environment in which the Company and its Subsidiary operate.

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

d.	Cash and cash equivalents:

Cash equivalents include short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less from time of deposit.

e.	Prepaid expenses:

Prepaid expenses are mainly composed of clinical trials drug-kits which expense based on a percentage of completion method of the related clinical trials.

f.	Investment in Parent Company:

The Company’s investment is its Parent Company’s securities are classified as available-for-sale carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity under accumulated other comprehensive income in the consolidated balance sheets. Realized gains and losses on sales of available-for-sale securities are included as financials income, net in the consolidated statements of comprehensive loss.

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

For securities that are deemed other-than-temporarily impaired, an entity should recognize the difference between the cost basis of the impaired equity security and the fair value on the measurement date, as an other-than-temporarily impairment loss as part of financial income, net in the statement of comprehensive loss. The fair value on measurement date should be considered the equity security’s new cost basis. Unrealized gains and losses previously recorded through OCI, including the tax effects, should also be reversed.

The new cost basis should not be changed for subsequent increases in fair value. After an impairment loss is recognized for individual equity securities classified as available for sale, future increases or decreases in fair value (presuming no additional other-than-temporarily impairments exist) are included in OCI.

As of December 2015 and 2014 no impairment was recognized.

g.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

%

Computers, and peripheral equipment	33

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2015 and 2014, no impairment losses have been identified.

i.	Research and development expenses:

All research and development costs are charged to the consolidated statements of comprehensive loss, as incurred.

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

The total weighted average number of shares related to the outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 1,320,948 and 1,453,638 for the years ended December 31, 2015 and 2014, respectively.

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

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2015 and 2014, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

m.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and the Company’s investment in Parent Company securities.

Cash and cash equivalents are deposited with a major bank in Israel. Such cash and cash equivalents and short-term bank deposits may be in excess of insured limits and are not insured in other jurisdictions. The Company's management believes that the financial institution that holds the Company's investments is an institution with high credit standing, and accordingly, minimal credit risk exists with respect to these investments.

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

The carrying amounts of cash and cash equivalents, investment in Parent Company, prepaid expenses and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Derivative related to Service Agreement (see Note 4) is classified within Level 3 because it is valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

o.	Impact of recently issued Accounting Standards:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of this guidance will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes – Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Companies can adopt the guidance either prospectively or retrospectively. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements or presentation.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3: -	INVESTMENT IN PARENT COMPANY

As previously discussed in Notes 1b1 and 2f, the Company currently owns 446,827 of Can-Fite’s ordinary shares, representing approximately 1.59% of Can-Fite's issued and outstanding share capital as of December 31, 2015.

As of December 31, 2015 and 2014 the fair value of the Company's investment in Parent Company shares amounted to $658 and $794, respectively (according to its quoted market price in the Tel-Aviv Stock Exchange). During the twelve month period ended December 31, 2015 and 2014, the related unrealized losses derive from the change in the fair value of the securities totaled $136 and $381, respectively.

NOTE 4:-	DERIVATIVE RELATED TO SERVICE AGREEMENT

On November 21, 2011 (the "Closing Date"), upon the consummation of the Reverse Recapitalization, and as part of the Service Agreement with Can-Fite (see Note 1b2), the Company is required to pay Can-Fite an Additional Payment of 2.5% from all future proceeds received by OphthaliX or any of its affiliates in relation to CF101. Can-Fite has the right (the "Exchange Right"), at any time from November 21, 2011 until the earlier of (a) the November 21, 2016 and (b) the closing of the acquisition of the Company by another entity, resulting in the exchange of the Company’s outstanding common shares such that its stockholders prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the additional payment into 480,022 shares of Common Stock (subject to adjustment in certain circumstances).  The exercise price for all the shares shall be an aggregate of US $2,500, equal to a per share exercise price of $5.148.  The Exchange Right may be exercised on either a cash or a cashless basis, provided that if the warrant is exercised on a cashless basis, the warrant must be exercised in whole, not in part.

The Company's management applied ASC 815 to evaluate whether the Exchange Right (contingent call option to holders) instrument is a financial instrument that has the characteristics of a derivative. In particular, the Company's management also evaluated ASC 815-10-15-74(a) scope exception.

The Company's management concluded that the Exchange Right doesn't have fixed settlement provisions, and therefore, should be classified as a liability at inception. The Exchange Right is being re-measured at fair value each reporting period until the date of exercise or expiration with the change in value reported in the statements of comprehensive loss (as part of financial expenses, net).

As of December 31, 2015 and 2014 the fair value of the Derivative related to Service Agreement was immaterial.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its marketable securities and embedded derivatives at fair value. Marketable securities fair value is based on quoted prices for identical assets in active markets. These securities are classified within Level 1 and Level 2 on the fair value hierarchy. Derivatives are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of December 31, 2015 and 2014.

	December 31, 2015
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$658	$658	$-	$-
Derivative related to Service Agreement	*)-	-	-	*)-

Total Financial Assets, net	$658	$658	$-	$-

	December 31, 2014
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$794	$794	$-	$-
Derivative related to Service Agreement	*)-	-	-	*)-

Total Financial Assets, net	$794	$794	$-	$-

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2015 and 2014. The Company's Level 3 instruments consist of Derivative (see Note 4).

Transaction in the value of Derivative related to Service Agreement:

Balance at January 1, 2014		$7
Change in fair value of derivatives		(7)
Balance at December 31, 2014		*)-
Change in fair value of derivatives		-

Balance at December 31, 2015	$	*)-

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

In contemplation with the Reverse Recapitalization, it was agreed that for each four shares of Common Stock purchased by the investors and Can-Fite, they will be granted by the Company nine warrants to acquire two shares of Common Stock of the Company. The exercise price of the warrants is $7.74 per share of Common Stock. The warrants are exercisable for a period of five years from their date of grant. The warrants do not contain nonstandard anti-dilution provisions.

According to ASC 815-40-15 and 25 instructions, the Company's management evaluated whether the warrants are entitled to the scope exception in ASC 815-10-15-74 (as the warrants meet the definition of a derivative under ASC 815-10-15-83). Based on their straight forward terms (i.e., fixed exercise price, no down-round or other provisions that will preclude them from being considered indexed to the Company's own stock), the Company's management concluded that the warrants should be classified as equity at inception.

In contemplation of the transaction, the Company issued a total of 532,870 fully vested warrants to acquire 118,415 shares of Common Stock to consultants and brokers involved in the transaction. These warrants are exercisable upon the payment of $5.148 per share of Common Stock. As of December 31, 2015 and 2014 the intrinsic value of the Adviser Warrants is $0.

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

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SHARE CAPITAL (Cont.)

c.	Stock option plan and grant:

In 2012, the Board of Directors approved the adoption of the 2012 Stock Incentive Plan (the "2012 Plan"). An Israeli annex was subsequently adopted in 2013 to comply with the requirements set by the Israeli law in general and in particular with the provisions of section 102 of the Israeli tax ordinance. Under the 2012 Plan and Israeli annex, the Company may grant its officers, directors, employees and consultants, Stock options, Restricted Stocks and Restricted Stock Units ("RSUs") of the Company. Each Stock option granted shall be exercisable at such times and terms and conditions as the Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years.

Upon the adoption of the 2012 Stock Option Plan the Company reserved for issuance 1,088,888 shares of Common Stock, $0.001 par value each. As of December 31, 2015 the Company has 971,388 shares of Common Stock available for future grant under the 2012 Plan.

In January 2012, the Company granted to one of its board members, options to purchase 52,222 shares of Common Stock of the Company at an exercise price of $9.00 per share. The options shall vest over a period of 36 months so long as he remains a director until fully vested.

In May 2013, the Company's Board of Directors approved an option grant, to purchase 13,055 shares of its Common Stock to the Company's Chief Financial Officer.  The options have an exercise price of $9.00 per share and expire on May 29, 2023.  Half of these options were fully vested at grant date, and the remaining options will vest over a period of three years on a quarterly basis for 12 consecutive quarters from the date of the grant.

Also in 2013, the Company granted one of its directors, options to purchase 52,222 shares of Common Stock of the Company at $6.638 per share. The options shall vest over a period of 12 consecutive quarters so long as he remains a director, until fully vested.

During the years ended December 31, 2015 and 2014, the Company did not grant any new stock options.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SHARE CAPITAL (Cont.)

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)

Outstanding at the beginning and at the end of year	117,500	7.96	7.8	$-

Exercisable at the end of the year	107,708	8.05	6.8	$-
Vested and expected to be vested	117,500	7.96	6.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company's Common Stock of $ 0.99 as of December 31, 2015.

Stock-based compensation expenses recognized during the years ended December 31, 2015 and 2014 totaled to $22 and $25, respectively. As of December 31, 2015, there was $3 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 0.3 years.

NOTE 7:-	INCOME TAXES

a.	The Company and its Israeli Subsidiary are separately taxed under the domestic tax laws of the state of incorporation of each entity.

b.	Net operating losses carryforward:

The Company is subject to U.S. income taxes. As of December 31, 2015, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,962 which expire in the years 2018 to 2035.

The Company has no operating loss carryforwards for state income tax purposes. Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	INCOME TAXES (Cont.)

The Company's Subsidiary in Israel has estimated accumulated losses for tax purposes as of December 31, 2015, in the amount of approximately $2,698 which may be carried forward and offset against taxable income in the future for an indefinite period.

c.	Loss before taxes is comprised as follows:

	Year ended December 31,
	2015	2014

Domestic	$491	$367
Foreign (Israel)	986	828

	$1,477	$1,195

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company and its subsidiary's' deferred tax assets are comprised of operating loss carryforward and other temporary differences.

Significant components of the Company and its subsidiaries deferred tax assets are as follows:

	December 31,
	2015	2014

Operating loss carryforward	$1,500	$1,268
Research and development expenses	748	205
Investment in Parent company	337	282

Deferred tax assets before valuation allowance	2,585	2,755

Valuation allowance	(2,585)	(1,755)

Net deferred tax asset	$-	$-

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

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	INCOME TAXES (Cont.)

e.	Tax rates applicable to the income of the Company:

Corporate tax rate in Israel in 2014 and 2015 is 26.5%.

On January 4, 2016, the Israeli Parliament's Plenum approved by a second and third reading the Bill for Amending the Income Tax Ordinance (No. 217) (Reduction of Corporate Tax Rate), 2015, which consists of the reduction of the corporate tax rate from 26.5% to 25%. The Company estimates that the effect of the change in tax rates will result in a decrease in deferred tax balances as of December 31, 2015 in immaterial amounts.

The deferred tax balances included in the financial statements as of December 31, 2015 are calculated according to the tax rates that were substantially enacted as of the balance sheet date and therefore comply with the above changes, as applicable to the Company.

The corporate tax in the U.S. applying to a Company (incorporated in state of Delaware), consists of a progressive corporate tax at a rate of up to 35% plus state tax and local tax at rates depending on the state and the city in which the company manages its business. In the Company's estimation, it is subject to approximately a 40% tax rate.

NOTE 8:-	FINANCE EXPENSES, NET

	Year ended December 31,
	2015	2014

Bank fees	$6	$4
Interest expenses	86	52
Revaluation of derivative related to service agreement	-	(7)
Foreign currency translation adjustments	*)-	*)-

Finance expenses, net	$92	$49

*) Represents an amount lower than $ 1.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	RELATED PARTY TRANSACTIONS

As of December 31, 2015 and 2014, and for the years then ended, the Company has several related party balances and transaction mainly in connection with the License Agreement with the Parent Company (refer to Notes 1b2 and 6). Details of the transactions with related parties are depicted in the following tables:

Transactions with related parties:

	Year ended December 31,
	2015	2014

Research and development expenses (1)	$812	$701

General and administrative expenses (1)	$29	$115

Finance expenses (income), net (1)	$86	$45

*) Represents an amount lower than $ 1.

Balances with Related Parties:

	December 31,
	2015		2014

Parent Company (1)		$(3,690)		$(2,457)

Investment in Parent Company (2)		$658		$794

Other account payables and accrued expenses (1)		$(175)		$(175)

Derivative related to Service Agreement (1)	$	*)	$	*)

(1)	Related to Service Agreement (See Note 1b2).
(2)	Related to Investment in Parent Company. See Notes 2f and Note 3.

*) Represents an amount lower than $1.

- - - - - - - - - - - - - - - - - - -

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief E Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Senior Management.

The following table sets forth the members of our executive officers and board of directors:

Member	Position	Age

Pnina Fishman, Ph.D.	Chairman and Chief Executive Officer	67

Itay Weinstein.	Chief Financial Officer	44

Ilan Cohn, Ph.D.	Director	60

Guy Regev	Director	47

Roger Kornberg, Ph.D.	Director	68

Michael Belkin, Ph.D.	Director	74

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

Guy Regev. Guy Regev has over twelve years of experience in accounting, financial management and control and general management of commercial enterprises. He has served on our Board of Directors since November 2011. Mr. Regev has also been a director of Can-Fite since July 2011 and has served as a member of Can-Fite’s audit and compensation committees since February 2014. Mr. Regev is currently the Chief Executive Officer of Gaon Holdings Ltd, a publicly traded Israeli holding company traded on the TASE which focuses on three areas of operation - Cleantech / Water, Financial Services, Retail/Trading. Mr. Regev is currently also the Chief Executive Officer of Middle East Tube Company Ltd a publicly traded Israeli company traded on the TASE which focuses on steel pipe manufacturing and galvanization services. Mr. Regev was the Chief Executive Officer of Shaked Global Group Ltd, a privately-held equity investment firm that provides value added capital to environmental-related companies and technologies. Prior to joining Shaked, from 2001 to 2008, Mr. Regev was Vice President of Commercial Business at Housing & Construction Holding, or HCH, Israel’s largest infrastructure company. His duties included being responsible for the consolidation and financial recovery of various business units within HCH. Prior to that, Mr. Regev carried several roles within the group including as a Chief Financial Officer and later the Chief Executive Officer of Blue-Green Ltd., the environmental services subsidiary of HCH. Between 1999 and 2001, Mr. Regev was a manager at Deloitte & Touche, Israel. Mr. Regev holds an LLB degree in Law (Israel) and is a licensed attorney and has been a licensed CPA since 1999. Mr. Regev is also a director of The Green Way Ltd, Shtang Construction and Engineering Ltd, R.I.B.E. Consulting & Investment Ltd., Middle East Tube Company Ltd, Middle East Tube - Industries 2001 Ltd, Middle East Tubes - Galvanizing (1994) Ltd, I-Solar Greentech Ltd, Plassim Infrastructure Ltd, Plassim Advanced Solutions in Sanitation Ltd, Hakohav Valves Industries Metal (1987) Ltd, Metzerplas Agriculture Cooperative Ltd, B. Gaon Retail & Trading Ltd, Gaon Agro - Rimon Management Services Ltd, B. Gaon Business (2004) Ltd, Gaon Antan Investments Ltd, Or Asaf Investments Ltd, Hamashbir Holdings (1999) Ltd, and AHAVA Holdings  LTD. Mr. Regev’s qualifications to serve on our board of directors include his managerial, accounting and financial experience and his service on the boards of companies including on the board of Can-Fite.

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

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees but plan to do so during the fiscal year ending December 31, 2016.

Meetings and Committees of the Board of Directors

During 2015, the Board of Directors held six meetings and acted by unanimous written consent one time.  All our directors attended at least 75% of the total number of meetings of the board of directors and committees (if any) on which they served that were held during 2015.

We currently have no committees organized but we plan to organize an audit committee, a compensation committee, and a nominating and corporate governance committee during the year ended December 31, 2016.  Because of its small size, the Board carries out the duties of the committees. In selecting nominees for directorships, the Board considers a broad range of characteristics related to qualifications, background and diversity of nominees based on our current business needs.  The Board has not adopted written guidelines regarding nominees for director.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC reports of ownership and changes in ownership of our common stock. Our directors, executive officers and greater than 10% beneficial owners of our common stock are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, we believe that all Section 16(a) reports of our directors, executive officers and greater than 10% beneficial owners were filed timely for the fiscal year ended December 31, 2015.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2015 and 2014.

Name And Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Pnina Fishman, Ph.D. (2)	2015	—	—	—	—	—	—
Chairman and Chief Executive Officer	2014	—	—	—	—	—	—

Itay Weinstein (3)	2015	18,000	—	—	—	—	18,000
Chief Financial Officer	2014	18,000	—	—	—	—	18,000

(1)	Amounts shown represent consulting fees earned or paid during the fiscal year.

(2)	Dr. Fishman has served as our Chief Executive Officer since June 2, 2014. As Chief Executive Officer of Can-Fite, our majority shareholder and parent, Dr. Fishman is compensated by Can-Fite, for her services to us as Chairman of the Board and Chief Executive Officer.

(3)	We paid Mr. Weinstein $18,000 in each of 2014 and 2015 for his services as our Chief Financial Officer. Mr. Weinstein is also the controller of Can-Fite, our majority shareholder and parent, and is compensated by Can-Fite for services provided to Can-Fite.

Executive Employment Agreements

We have not entered into any employment agreements with our named executive officers listed in the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards for our named executive officers as of December 31, 2015:

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Itay Weinstein (1)	11,967	1,088	9.00	5/29/23

(1)	These options were granted on May 9, 2013 and vest 50% upon grant and 50% on a quarterly basis over a three year period.

Compensation of Directors

The following table provides information regarding the total compensation that we paid or awarded to our non-executive directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards		Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)		($)	($)(1)		($)	($)	($)
Ilan Cohn, Ph.D.(2)	-		-	-		-	-	-
Guy Regev	-		-	-		-	-	-
Roger Kornberg, Ph.D.(3)	3,000	(4)	-			-	-	3,000
Michael Belkin, Ph.D.(3)	4,500	(5)	-	20,000	(6)	-	-	24,500

(1)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. Amounts reported do not reflect amounts actually received by the director.

(2)	Reinhold Cohn and Partners, an Israeli partnership, of which Ilan Cohn, Ph.D. is a partner provides intellectual property legal services to us in the ordinary course of business.

(3)	In connection with the appointments of Drs. Kornberg and Belkin, we entered into agreements to pay director fees for attendance at board meetings or any committee of the board. Drs. Kornberg and Belkin will each receive US$2,000 for attendance in person at a meeting of the Board, US$750 for attendance by telephone at a meeting of the board, and US$750 for attendance at each meeting of any committee of the board.

(4)	Represents accrued but unpaid fees.

(5)	Includes $1,500 of accrued but unpaid fees.

(6)	On July 1, 2013, we granted to Dr. Belkin ten-year options to purchase 52,222 shares of our common stock at $6.63 per share. The options vest as follows: 4,351 on September 30, 2013 and 4,351 on the last day of each quarter thereafter so long as he remains a director until fully vested. The options were granted under our 2012 Stock Incentive Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the ownership of our common stock as of March 1, 2016, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group.  The table also sets forth certain information concerning the ownership of ordinary shares of Can-Fite, our majority shareholder and parent, as of as of March 1, 2016, by (i) each of our directors and named executive officers, and (ii) our directors and executive officers as a group.

Name and Address of Beneficial Owner	OphthaliX Common Stock Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)	Can-Fite Ordinary Shares Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Pnina Fishman, Ph.D. Chairman of the Board and CEO	14,567	(2)	*	599,603	(3)	2.1%
Ilan Cohn, Ph.D. Director	--		--	214,852	(4)	*
Guy Regev Director	56,786	(5)	*	54,240	(6)	*
Roger Kornberg, Ph.D. Director	52,222	(7)	*	--		--
Michael Belkin, Ph.D. Director	47,870	(8)	*	--		--
Itay Weinstein CFO	12,512	(9)	*	13,000	(10)	*
Executive Officers and Directors as a Group (6 Persons)	183,957		1.2%	881,695		3.1%
Can-Fite BioPharma Ltd. 10 Bareket Street Kiryat Matalon P.O. Box 7537 Petah-Tikva 49170 Israel	9,324,902	(11)	83.2%	--		--

* Less than 1%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. At March 1, 2016, we had 10,441,251 common shares outstanding and Can-Fite had 27,672,901 ordinary shares outstanding (which excludes 446,827 ordinary shares held in treasury).

(2)	Represents (i) 9,812 ordinary shares, and (ii) warrants to purchase 4,855 shares of common stock at $7.74 per share expiring on November 20, 2016.

(3)	Represents (i) 263,433 ordinary shares, (ii) 7,570,761 unregistered options to purchase 302,830 ordinary shares, of which 4,890,761 options have an exercise price of NIS 0.50 per option and expire on August 23, 2016 and 2,680,000 options have an exercise price of NIS 0.644 per option and expire on January 13, 2021, and (iii) 33,340 unregistered options to purchase 33,340 ordinary shares at an exercise price of NIS 3.573 per option and expire on October 22, 2025. Excludes 166,660 unregistered options to purchase 166,660 ordinary shares that vest in more than 60 days from March 1, 2016.

(4)	Represents (i) 133,567 ordinary shares, (ii) 2,032,136 unregistered options to purchase 81,285 ordinary shares at an exercise price of NIS 1.247 per option and expiring on March 20, 2017. All such warrants and options are fully vested.

(5)	Includes 34,717 shares of common stock held in a brokerage account.

(6)	Represents (i) 24,240 ordinary shares, (ii) 250,000 registered warrants (Series 10) to purchase 10,000 ordinary shares at an exercise price of NIS 0.394 per warrant and expiring on October 31, 2016, (iii) 250,000 registered warrants (Series 11) to purchase 10,000 ordinary shares at an exercise price of NIS 0.392 per warrant and expiring on April 30, 2016, and (iv) 250,000 unregistered options are exercisable into 10,000 ordinary shares at an exercise price of NIS 0.60 per option and expire on May 2, 2023. All such warrants and options are fully vested.

(7)	Represents 52,222 shares of common stock issuable upon exercise of vested options.

(8)	Represents 47,870 shares of common stock issuable upon exercise of vested options.

(9)	Represents 12,512 shares of common stock issuable upon exercise of vested options.

(10)	Represents (i) 5,000 ordinary shares, and (ii) 200,000 registered warrants (Series 10) to purchase 8,000 ordinary shares at an exercise price of NIS 0.394 per warrant and expiring on October 31, 2016.

(11)	Includes 761,648 shares of common stock issuable to Can-Fite upon the exercise of warrants.

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

The following table summarizes information as of the close of business on December 31, 2015 concerning the Plan and other options outstanding.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Since January 1, 2015, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Executive Officers and Directors

We have made equity awards and paid compensation to our executive officers and certain of our directors as more fully described in Item 11.

Can-Fite License Agreement and Services Agreement

We have entered into a License Agreement and related Services Agreement as more fully described in Item 1.

Can-Fite Support Letters

In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in August 2015 ), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of December 31, 2015, the deferred payments to Can-Fite totaled approximately $3,690,000. In addition, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters expire in October 2016 and any related balance bears interest at a rate of 3% per annum.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $61,000 for the years ended 2015 and 2014.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $4,000 for years ended 2015 and 2014.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, were $35,000 for fiscal year ended 2015 and $0 for fiscal year ended 2014.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
2.2	Agreement and Plan of Merger, dated February 24, 2012 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
2.3	Delaware Certificate of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
2.4	Nevada Articles of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
10.1	Warrant dated November 21, 2011 to Can-Fite Biopharma Ltd. for 480,022 shares (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.2	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.3	License Agreement, dated November 21, 2011, between Can-Fite Biopharma Ltd. and Eyefite Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.4	Services Agreement, dated November 21, 2011, by and among Can-Fite Biopharma Ltd., Eyefite Ltd. and the Company (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.5	2012 Stock Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012) +
10.6	2012 Stock Incentive Plan, Annex A (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013) +
10.7	Agreement dated February 2, 2012, with Roger Kornberg (Incorporated by reference to Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012)
10.8	Agreement dated July 1, 2013, with Michael Belkin (Incorporated by reference to Company’s Registration Statement on Form S-1 filed July 2, 2013)
21.1	Subsidiaries (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350*
101	The following materials from OphthaliX, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders' Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

*        Filed herewith

+        Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OphthaliX Inc.

Date: March 2, 2016	By:	/s/ Pnina Fishman
Pnina Fishman Chief Executive Officer and Chairman (Principal Executive Officer)

Date: March 2, 2016	By:	/s/ Itay Weinstein
Itay Weinstein Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Pnina Fishman
Pnina Fishman	Chairman and Chief Executive Officer	March 2, 2016

/s/ Ilan Cohn
Ilan Cohn	Director	March 2, 2016

/s/ Guy Regev
Guy Regev	Director	March 2, 2016

/s/ Roger Kornberg
Roger Kornberg	Director	March 2, 2016

/s/ Michael Belkin
Michael Belkin	Director	March 2, 2016