Form 10-Q
period 2016-03-31
OphthaliX, Inc.
filed 2016-05-09
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s Common Stock on May 8, 2016 was 10,441,251.

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

AS OF MARCH 31, 2016

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Comprehensive Loss	3

Condensed Consolidated Statements of Changes in Stockholders' Deficiency	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 - 11

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2016	December 31, 2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6	$42
Investment in Parent Company	616	658
Other accounts receivable	34	-

Total current assets	656	700

PROPERTY AND EQUIPMENT, NET	-* )	-* )

Total assets	$656	$700

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Related company	$3,907	$3,690
Other accounts payable and accrued expenses	228	291

Total current liabilities	4,135	3,981

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	-* )	-* )

STOCKHOLDERS' DEFICIENCY:
Share capital
Preferred Stock - Authorized : 1,000,000 shares at March 31, 2016 and December 31, 2015, respectively; Issued and Outstanding: 0 shares at March 31, 2016 and December 31, 2015	-	-
Common Stock of $ 0.001 par value - Authorized: 100,000,000 shares at March 31, 2016 and December 31, 2015, respectively; Issued and Outstanding: 10,441,251 shares at March 31, 2016 and December 31, 2015, respectively	10	10
Additional Paid-in capital	5,518	5,516
Accumulated other comprehensive income	(76)	(34)
Accumulated deficit	(8,931)	(8,773)

Total stockholders' deficiency	(3,479)	(3,281)

Total liabilities and stockholders' deficiency	$656	$700

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,		Year ended December
	2016	2015	2015
	Unaudited

Operating expenses:
Research and development	$85	$106	$812
General and administrative	44	82	573

Total operating expenses	129	188	1,385

Financial expenses, net	29	19	92

Net loss	$158	$207	$1,477

Net loss per share:
Basic and diluted net loss per share	$0.02	$0.02	$0.14
Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	10,441,251	10,441,251	10,441,251

Other comprehensive loss:

Available-for-sale investments:
Changes in net unrealized loss	42	283	136

Total other comprehensive loss	$42	$283	$136

Comprehensive loss	$200	$490	$1,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	Income (loss)	deficiency
	Unaudited

Balance as of January 1, 2015	10,441,251	$10	$5,494	$(7,296)	$102	$(1,690)

Stock based compensation	-	-	8	-	-	8
Unrealized loss from investment in Parent Company	-	-	-	-	(283)	(283)

Net loss	-	-	-	(207)	-	(207)

Balance as of March 31, 2015	10,441,251	10	5,502	(7,503)	(181)	(2,172)

Balance as of January 1, 2016	10,441,251	10	5,516	(8,773)	(34)	(3,281)

Stock based compensation	-	-	2	-	-	2
Unrealized loss from investment in Parent Company	-	-	-	-	(42)	(42)

Net loss	-	-	-	(158)	-	(158)

Balance as of March 31, 2016	10,441,251	$10	$5,518	$(8,931)	$(76)	$(3,479)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,		Year ended December 31,
	2016	2015	2015
	Unaudited

Cash flows from operating activities:

Net loss	$(158)	$(207)	$(1,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other accounts receivable	(34)	(34)	209
Increase (decrease) in other account payables and accrued expenses	(63)	(11)	45
Increase in balance with Related company	217	240	1,233
Depreciation	-* )	-* )	1
Stock based compensation	2	8	22

Net cash used in operating activities	(36)	(4)	33

Cash flows from investing activities:
Acquisition of fixed assets	-	-	(3)
Proceeds from sale of property and equipment	-	-	3
Net cash provided by investing activities	-	-	-

Change in cash and cash equivalents	(36)	(4)	33
Cash and cash equivalents at the beginning of the period	42	9	9

Cash and cash equivalents at the end of the period	$6	$5	$42

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

Also on November 21, 2011, the Company issued a warrant to Can-Fite by which Can-Fite has the right, until the earlier of (a) November 21, 2016 and (b) the closing of the acquisition of the Company by another entity, resulting in the exchange of the Company’s outstanding common shares such that its stockholders prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Payment (as defined below) into 480,022 shares of Common Stock (subject to adjustment in certain circumstances). The per share exercise price for the shares is $5.148.

On November 21, 2011, the Company completed a private placement of shares of its common stock for gross proceeds of $3,330 through the sale of 646,776 shares of Common Stock to third party investors and sold 466,139 shares of Common Stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite, valued at $2,400 and 97,112 shares to Can-Fite for gross proceeds of $500. In addition, the Company issued to Can-Fite and each of the other investors, for each four shares of the Company’s Common Stock purchased in the financing, nine warrants valid for a period of five years from the closing of the financing to acquire two shares of the Company for an exercise price of $7.74.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of March 31, 2016, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 1.6% of Can-Fite's outstanding share capital.

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

In June 2015, the license agreement between Can-Fite and NIH terminated due to patent expiration. As of March 31, 2016, the Company accrued an amount of $100 related to its DES Phase III clinical trial and $75 related to its Phase II glaucoma Phase II clinical trial. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. During 2015, the Company did not reach any milestone or generate revenue that would trigger additional payments to Can-Fite.

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

c.	Liquidity and Capital Resources:

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company incurred operating losses amounting to $129 and $1,385, respectively. The Company will be required to obtain additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities.

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

Both letters will expire in October 2016 and any related balance shall bear an interest at a rate of 3% per annum. As of March 31, 2016, the deferred payments to Can-Fite totaled $3,907.

There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product candidates. According to management estimates, liquidity resources as of March 31, 2016, together with the support letters from the Parent Company described above, will be sufficient to maintain the Company's operations at least through October 2016. The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company.

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

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheets as of March 31, 2016, included herein was derived from the audited consolidated financial statements for the year ended December 31, 2015. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The information included in this interim report should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Quantitative and Qualitative Disclosures About Market Risk," and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2015 are applied consistently in these condensed financial statements For further information, refer to the consolidated financial statements as of December 31, 2015.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	IMPACT OF RECENTLY ACCOUNTING STANDARDS

a.	In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of this guidance will have on its consolidated financial statements.

b.	In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes – Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet. Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Companies can adopt the guidance either prospectively or retrospectively. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements or presentation.

NOTE 4:-	FAIR VALUE MEASUREMENTS

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

Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little volume, the Company's management determined the Company's stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the derivatives are classified within Level 3 because they are valued using valuation techniques. The fair value of the Derivative as of March 31, 2016 and December 31, 2015 amounted to $0, was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Fair value measurements
Description	Fair Value		Level 1	Level 2	Level 3(1)

Investment in Parent Company	$616		$616	$-	$-
Derivative related to Service Agreement	-*	)	-	-	-*	)

Total Financial Assets, net	$616		$616	$-	$-

*) Represents an amount lower than $1

	December 31, 2015
	Fair value measurements
Description	Fair Value		Level 1	Level 2	Level 3(1)

Investment in Parent company	$658		$658	$-	$-
Derivative related to Service Agreement	-*	)	-	-	-*	)

Total Financial Assets, net	$658		$658	$-	$-

*) Represents an amount lower than $1

(1)	Fair value measurements using significant unobservable inputs

NOTE 5:-	EQUITY

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)

Outstanding as of January 1, 2016 and March 31, 2016	117,500	7.96	6.61	$-

Exercisable as of March 31, 2016	112,604	8.0	6.59	-

Vested and expected to be vested	117,500	7.96	6.61	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $0.99 as of March 31, 2016.

As of March 31, 2016, there was $1 of unrecognized stock-based compensation expense all of which is related to stock options. This unrecognized compensation expense, expected to be recognized over a weighted-average period of approximately 0.25 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of income and cash flows. This section should be read in conjunction with our Annual Report on Form 10-K for the Year Ended December 31, 2015 and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars and rounded.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 2, 2016.

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

Results of Operations -Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$85,000	$106,000
General and administrative	44,000	82,000
Total operating costs	129,000	188,000
Financial expenses, net	29,000	19,000
Net loss	$158,000	$207,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products for several years, if at all.

Operating Expenses

Research and development expenses. Research and development expenses were $85,000 for the three months ended March 31, 2016, compared to $106,000 for the three months ended March 31, 2015, a decrease of $21,000 or 20%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma is in its final stages. Assuming we will have sufficient funding, we anticipate incurring significantly higher costs in the future if our Phase II CF101 study for glaucoma is successful.

General and administrative expenses. General and administrative expenses were $44,000 for the three months ended March 31, 2016, compared to $82,000 for the three months ended March 31, 2015, a decrease of $38,000 or 46%. The decrease in general and administrative expenses was primarily due to a decrease in legal and professional expenses related to a proposed acquisition of Improved Vision Systems (I.V.S.) Ltd that was not completed

Financial Expenses

Financial expenses, net were $29,000 for the three months ended March 31, 2016 compared to financial expenses of $19,000 for the three months ended March 31, 2015, a change of $10,000 or 53%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite. The increase of financial expenses, net was mainly attributable to interest expenses due to deferred payments to Can-Fite.

Net Loss

As a result of the foregoing, we incurred a net loss of $158,000 for the three months ended March 31, 2016 compared $207,000 for the three months ended March 31, 2015, a decrease of $49,000 or 24%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2016 and December 31, 2015, we had $6,000 and $42,000 in cash and cash equivalents, a working capital deficit of $3,479,000 and $3,281,000 and an accumulated deficit of $8,931,000 and $8,773,000, respectively. The increase in working capital deficit was primarily due to our expenses financed by our parent company.

Net cash used in operating activities was approximately $36,000 for the three months ended March 31, 2016, compared with net cash used in operating activities of approximately $4,000 for the three months ended March 31, 2015. The increase in net cash used in operating activities was primarily related to changes in account payables.

There was no net cash used in investing activities and no net cash provided by financing activities for the three months ended March 31, 2016 and 2015.

We have no current source of revenue to sustain our research and development activities, and we do not expect to generate revenue until, and unless, we commercialize any product candidate, which we do not expect to occur for several years. In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in August 2015), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of March 31, 2016, the deferred payments to Can-Fite totaled approximately $3,907,000. In addition, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters expire in October 2016 and any related balance bears interest at a rate of 3% per annum.

According to management estimates, liquidity resources as of March 31, 2016, together with the support letters from Can-Fite described above, will be sufficient to maintain our operations at least through October 2016. Our inability to raise funds to conduct our research and development activities will have a severe negative impact on our ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern. As such, the opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for the three months ended March 31, 2016 included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 2, 2016.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: May 9, 2016	By	/s/ Pnina Fishman,
Pnina Fishman, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer
(Principal Financial Officer)

