Form 10-Q
period 2016-06-30
OphthaliX, Inc.
filed 2016-07-25
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant’s Common Stock on July 25, 2016 was 10,441,251.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Comprehensive Loss	3

Condensed Consolidated Statements of Changes in Stockholders' Deficiency	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 - 12

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30, 2016	December 31, 2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26	$42
Investment in Parent Company (marketable securities)	589	658
Other accounts receivable	23	-

Total assets	$638	$700

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Related company	$4,081	$3,690
Other accounts payable and accrued expenses	199	291

Total current liabilities	4,280	3,981

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	-	-

STOCKHOLDERS' DEFICIENCY:
Share capital
Preferred Stock -
Authorized : 1,000,000 shares at June 30, 2016 and December 31, 2015, respectively; Issued and Outstanding: 0 shares at June 30, 2016 and December 31, 2015	-* )	-* )
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares at June 30, 2015 and December 31, 2015, respectively; Issued and Outstanding: 10,441,251 shares at June 30, 2016 and December 31, 2015, respectively	10	10
Additional Paid-in capital	5,519	5,516
Accumulated other comprehensive income	(103)	(34)
Accumulated deficit	(9,068)	(8,773)

Total stockholders' deficiency	(3,642)	(3,281)

Total liabilities and stockholders' deficiency	$638	$700

*) Represents an amount lower than $ 1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,		Year ended December 31,
	2016	2015	2016	2015	2015
	Unaudited

Operating expenses:
Research and development	$128	$303	$43	$197	$812
General and administrative	108	185	64	103	573

Total operating expenses	236	488	107	300	1,385

Financial expenses, net	59	40	30	21	92

Net loss	$295	$528	$137	$321	$1,477

Net loss per share:
Basic and diluted loss per share	$0.03	$0.05	$0.01	$0.03	$0.14
Weighted average number of Common Stocks used in computing basic and diluted net loss per share	10,441,251	10,441,251	10,441,251	10,441,251	10,441,251

Other comprehensive loss
Available-for-sale investments:
Changes in net unrealized loss	69	294	27	11	136
	$69	$294	$27	$11	$136

Comprehensive loss	$364	$822	$164	$332	$1,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
			Additional		other	Total
	Shares of Common Stock		paid-in	Accumulated	comprehensive	stockholders'
	Number	Amount	capital	deficit	income	deficiency

Balance as of January 1, 2015	10,441,251	$10	$5,494	$(7,296)	$102	$(1,690)

Stock based compensation	-	-	14	-	-	14
Unrealized loss from investment in Parent Company	-	-	-	-	(294)	(294)

Net loss	-	-	-	(528)	-	(528)

Balance as of June 30, 2015	10,441,251	10	5,508	(7,824)	(192)	(2,498)

Balance as of January 1, 2016	10,441,251	10	5,516	(8,773)	(34)	(3,281)

Stock based compensation	-	-	3	-	-	3
Unrealized loss from investment in Parent Company	-	-	-	-	(69)	(69)

Net loss	-	-	-	(295)	-	(295)

Balance as of June 30, 2016	10,441,251	$10	$5,519	$(9,068)	$(103)	$(3,642)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Year ended December 31
	2016	2015	2015
	Unaudited

Cash flows from operating activities:

Net loss	$(295)	$(528)	$(1,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other accounts receivable	(23)	16	209
Decrease in other account payables and accrued expenses	(92)	(39)	45
Increase in balance with Related company	391	536	1,233
Depreciation	-	1	1
Changes in fair value of the derivative related to service agreement	-	-	-
Stock based compensation	3	14	22

Net cash provided by (used in) operating activities	(16)	-	33

Cash flows from investing activities:
Acquisition of fixed assets	-	-	(3)
Proceeds from sale of property and equipment	-	-	3
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-	-

Change in cash and cash equivalents	(16)	-	33
Cash and cash equivalents at the beginning of the period	42	9	9

Cash and cash equivalents at the end of the period	$26	$9	$42

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

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the "Parent company" or "Can-Fite"), a public company in Israel and U.S., and the Company, as further detailed in Note 1b below.

Following the transaction, Denali changed its name to OphthaliX Inc. and also changed its corporate domicile from Nevada to Delaware.

On July 5, 2016, the Company released top-line results from its Phase II clinical trial of CF101 for the treatment of glaucoma. In this trial, no statistically significant differences were found between the CF101 treated group and the placebo group in the primary endpoint of lowering intra ocular pressure (“IOP”). High IOP is a characteristic of glaucoma. CF101 was found to have a favorable safety profile and was well tolerated.

b.	Reverse Recapitalization and related arrangements:

1.	Recapitalization:

On November 21, 2011 (the "Closing Date"), Can-Fite purchased 8,000,000 shares of the Company’s common stock, par value $ 0.001 per share in exchange for all of the issued and outstanding ordinary shares of Eyefite pursuant to the terms of a stock purchase agreement (the “Purchase Agreement”).  As a result, Eyefite became a wholly-owned subsidiary of the Company and Can-Fite became its majority stockholder and a parent.

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

On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of June 30, 2016, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 1.6% of Can-Fite's outstanding share capital.

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

In connection with the consummation of the recapitalization transaction, the Company and Can-Fite entered into a license agreement, pursuant to which Can-Fite granted EyeFite a sole and exclusive worldwide license for the use of CF101, solely in the field of ophthalmic diseases ("CF101"). In connection with the license agreement, EyeFite was obligated to make to the U.S. National Institutes of Health ("NIH"), with regard to the patents of which are included in the license to EyeFite, for as long as the license agreement between the Company and NIH remains in effect, a nonrefundable minimum annual royalty fee and potential future royalties of 4.0% to 5.5% on net sales. In addition, Eye-Fite was obligated to make certain milestone payments to NIH ranging from $25 to $500 upon the achievement of various development milestones for each indication.

In June 2015, the license agreement between Can-Fite and NIH terminated due to patent expiration. As of June 30, 2016, the Company accrued an amount of $100 related to its DES Phase III clinical trial and $75 related to its Phase II glaucoma Phase II clinical trial. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments.

As of June 30, 2016 the aggregate amount accrued for these milestones payment is $175.

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

According to the Service Agreement, EyeFite will pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%).

As part of the Service Agreement, the Company is required to pay Can-Fite additional payments from future proceeds (due to commercialization or sublicense agreement) in relation to CF101 (the “Additional Payment”). Can-Fite has the right to exchange such future payments for additional shares of OphthaliX upon payment of an exercise price.

c.	Liquidity and Capital Resources:

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company incurred operating losses amounting to $236 and $1,385, respectively.

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

Both support letters will expire in October 2016 and any related balance shall bear an interest at a rate of 3% per annum. As of June 30, 2016, the deferred payments to Can-Fite totaled $4,081.

According to management estimates, liquidity resources as of June 30, 2016, together with the support letters from the Parent Company described above, will be sufficient to maintain the Company's operations at least through October 2016.

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

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheets as of June 30, 2016, included herein was derived from the audited consolidated financial statements for the year ended December 31, 2015. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The information included in this interim report should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Quantitative and Qualitative Disclosures About Market Risk," and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2015 are applied consistently in these condensed financial statements. For further information, refer to the consolidated financial statements as of December 31, 2015.

NOTE 3:	IMPACT OF RECENT ACCOUNTING STANDARDS

a.	In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of this guidance will have on its consolidated financial statements.

b.	In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes – Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet. Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Companies can adopt the guidance either prospectively or retrospectively. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements or presentation.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	FAIR VALUE MEASUREMENTS

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

Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little volume, the Company's management determined the Company's stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the derivatives are classified within Level 3 because they are valued using valuation techniques. The fair value of the Derivative as of June 30, 2016 and December 31, 2015 amounted to $0, was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Fair value measurements
Description	Fair Value		Level 1	Level 2	Level 3(1)

Investment in Parent Company	$589		$589	$-	$-
Derivative related to Service Agreement	-*	)	-	-	-*	)

Total Financial Assets, net	$589		$589	$-	$-

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

	December 31, 2015
	Fair value measurements
Description	Fair Value		Level 1	Level 2	Level 3(1)

Investment in Parent Company	$658		$658	$-	$-
Derivative related to Service Agreement	-*	)	-	-	-*	)

Total Financial Assets, net	$658		$658	$-	$-

*) Represents an amount lower than $ 1

(1) Fair value measurements using significant unobservable inputs

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	EQUITY

The following table summarizes the activity of stock options:

	Shares Subject to Options Outstanding
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)

Outstanding as of January 1, 2016 and June 30, 2016	117,500	7.96	6.36-6.61	-

Exercisable as of June 30, 2016	117,500	7.96	6.36	-

Vested and expected to be vested	117,500	7.96	6.36	-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the closing price of the shares of the Company’s Common Stock of $ 0.91

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

Description of Business

We are a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders. We have in-licensed certain patents and patent applications protecting the use in the ophthalmic field of our current pipeline drug under development, a synthetic A3 adenosine receptor, or A3AR, agonist, CF101 (known generically as IB-MECA). We recently released top-line results from our Phase II trial with respect to the development of CF101 for the treatment of glaucoma or related syndromes of ocular hypertension. In this trial, no statistically significant differences were found between the CF101 treated group and the placebo group in the primary endpoint of lowering intra ocular pressure (“IOP”). CF101 was found to have a favorable safety profile and was well tolerated.

The randomized, double-masked, placebo-controlled, parallel-group Phase II clinical trial was designed to evaluate the safety and efficacy of CF101 when administered orally twice daily for up to 16 weeks in patients with elevated IOP. A total of 89 patients were enrolled in the study. The study was conducted with two cohorts. In the first cohort, treatment was randomized in a 3:1 ratio of 1.0 mg CF101 to placebo. In the second cohort, which was also randomized in a 3:1 CF101 to placebo ratio, the CF101 dose was increased to 2.0 mg. Based on the overall results of our Phase II glaucoma trial, we see no immediate path forward in glaucoma.

Results of Operations -Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015

Operating expenses:
Research and development	$128,000	$303,000
General and administrative	108,000	185,000
Total operating costs	236,000	488,000
Financial expenses, net	59,000	40,000
Net loss	$295,000	$528,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products.

Operating Expenses

Research and development expenses. Research and development expenses were $128,000 for the six months ended June 30, 2016, compared to $303,000 for the six months ended June 30, 2015, a decrease of $175,000 or 58%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma was in its final stages during 2016.

General and administrative expenses. General and administrative expenses were $108,000 for the six months ended June 30, 2016, compared to $185,000 for the six months ended June 30, 2015, a decrease of $77,000 or 42%. The decrease in general and administrative expenses was primarily due to a decrease in legal and professional expenses related to a proposed acquisition of Improved Vision Systems (I.V.S.) Ltd that was not completed.

Financial Expenses

Financial expenses, net were $59,000 for the six months ended June 30, 2016 compared to financial expenses, net of $40,000 for the six months ended June 30, 2015, a change of $19,000 or 48%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite. The increase of financial expenses, net was mainly attributable to interest expenses due to deferred payments to Can-Fite.

Net Loss

As a result of the foregoing, we incurred a net loss of $295,000 for the six months ended June 30, 2016 compared to $528,000 for the six months ended June 30, 2015, a decrease of $233,000 or 44%.

Results of Operations -Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015

Operating expenses:
Research and development	$43,000	$197,000
General and administrative	64,000	103,000
Total operating costs	107,000	300,000
Financial expenses, net	30,000	21,000
Net loss	$137,000	$321,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products and we do not expect to have such products.

Operating Expenses

Research and development expenses. Research and development expenses were $43,000 for the three months ended June 30, 2016, compared to $197,000 for the three months ended June 30, 2015, a decrease of $154,000 or 78%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma was in its final stages during 2016.

General and administrative expenses. General and administrative expenses were $64,000 for the three months ended June 30, 2016, compared to $103,000 for the three months ended June 30, 2015, a decrease of $39,000 or 38%. The decrease in general and administrative expenses was primarily due to a decrease in travel expenses and share based compensation.

Financial Expenses

Financial expenses, net were $30,000 for the three months ended June 30, 2016 compared to financial expenses, net of $21,000 for the three months ended June 30, 2015, a change of $9,000 or 43%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite. The increase of financial expenses, net was mainly attributable to interest expenses due to deferred payments to Can-Fite.

Net Loss

As a result of the foregoing, we incurred a net loss of $137,000 for the three months ended June 30, 2016 compared $321,000 for the three months ended June 30, 2015, a decrease of $184,000 or 57%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2016 and December 31, 2015, we had $26,000 and $42,000 in cash and cash equivalents, a working capital deficit of $3,642,000 and $3,281,000 and an accumulated deficit of $9,068,000 and $8,773,000, respectively. The increase in working capital deficit was primarily due to our expenses financed by our parent company.

Net cash used in operating activities was approximately $16,000 for the six months ended June 30, 2016, compared with net cash used in operating activities of approximately $0 for the six months ended June 30, 2015. The increase in net cash used in operating activities was primarily related to changes in account payables.

There was no net cash used in investing activities and no net cash provided by financing activities for the six months ended June 30, 2016 and 2015.

We have no current source of revenue. In February 2013, Can-Fite issued us a formal letter, which has been updated periodically (most recently in August 2015), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of June 30, 2016, the deferred payments to Can-Fite totaled approximately $4,081,000. In addition, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Both letters expire in October 2016 and any related balance bears interest at a rate of 3% per annum.

According to management estimates, liquidity resources as of June 30, 2016, together with the support letters from Can-Fite described above, will be sufficient to maintain our operations at least through October 2016. Based on the overall results of our Phase II glaucoma trial, we see no immediate path forward in glaucoma. These conditions raise substantial doubt about our ability to continue as a going concern. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for December 31, 2015 included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 2, 2016.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: July 25, 2016	By	/s/ Pnina Fishman,
Pnina Fishman, Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2016	By	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer
(Principal Financial Officer)