Form 10-Q
period 2016-09-30
OphthaliX, Inc.
filed 2016-11-16
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s Common Stock on November 16, 2016 was 10,441,251.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Comprehensive Loss	3

Condensed Consolidated Statements of Changes in Stockholders' Deficiency	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 - 10

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2016	December 31, 2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15	$42
Investment in Parent Company (marketable securities)	596	658
Other accounts receivable	11	-

Total assets	$622	$700

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Related company	$4,188	$3,690
Other accounts payable and accrued expenses	313	291

Total current liabilities	4,501	3,981

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	*)-	*)-

STOCKHOLDERS' DEFICIENCY:
Share capital
Preferred Stock -
Authorized: 1,000,000 shares at September 30, 2016 and December 31, 2015, respectively; Issued and Outstanding: 0 shares at September 30, 2016 and December 31, 2015	-	-
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares at September 30, 2016 and December 31, 2015, respectively; Issued and Outstanding: 10,441,251 shares at September 30, 2016 and December 31, 2015, respectively	10	10
Additional Paid-in capital	5,519	5,516
Accumulated other comprehensive income	(96)	(34)
Accumulated deficit	(9,312)	(8,773)

Total stockholders' deficiency	(3,879)	(3,281)

Total liabilities and stockholders' deficiency	$622	$700

*)	Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,		Year ended December 31,
	2016	2015	2016	2015	2015
	Unaudited

Operating expenses:
Research and development	$158	$550	$30	$247	$812
General and administrative	293	270	185	85	573

Total operating expenses	451	820	215	332	1,385

Financial expenses, net	88	61	29	21	92

Net loss	$539	$881	$244	$353	$1,477

Net loss per share:
Basic and diluted loss per share	$0.05	$0.08	$0.02	$0.03	$0.14
Weighted average number of Common Stocks used in computing basic and diluted net loss per share	10,441,251	10,441,251	10,441,251	10,441,251	10,441,251

Other comprehensive loss Available-for-sale investments:
Changes in net unrealized loss (gain)	62	(168)	(7)	(462)	136
	$62	$(168)	$(7)	$(462)	$136

Comprehensive loss	$601	$713	$237	$(109)	$1,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	income	deficiency

Balance as of January 1, 2015	10,441,251	$10	$5,494	$(7,296)	$102	$(1,690)

Stock based compensation	-	-	19	-	-	19
Unrealized gain from investment in Parent Company	-	-	-	-	168	168

Net loss	-	-	-	(881)	-	(881)

Balance as of September 30, 2015	10,441,251	10	5,313	(8,177)	270	(2,384)

Balance as of January 1, 2016	10,441,251	10	5,516	(8,773)	(34)	(3,281)

Stock based compensation	-	-	3	-	-	3
Unrealized loss from investment in Parent Company	-	-	-	-	(62)	(62)

Net loss	-	-	-	(539)	-	(539)

Balance as of September 30, 2016	10,441,251	$10	$5,519	$(9,312)	$(96)	$(3,879)

The accompanying notes are an integral part of the condensed consolidated financial statements.

 OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Year ended December 31,
	2016	2015	2015
	Unaudited

Cash flows from operating activities:

Net loss	$(539)	$(881)	$(1,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other accounts receivable	(11)	59	209
Decrease (increase) in other account payables and accrued expenses	22	(37)	45
Increase in balance with Related company	498	847	1,233
Depreciation	*)-	1	1
Stock based compensation	3	19	22

Net cash provided by (used in) operating activities	(27)	8	33

Cash flows from investing activities:
Acquisition of fixed assets	-	(3)	(3)
Proceeds from sale of property and equipment	-	-	3
Net cash provided by investing activities	-	(3)	-

Change in cash and cash equivalents	(27)	5	33
Cash and cash equivalents at the beginning of the period	42	9	9

Cash and cash equivalents at the end of the period	$15	$14	$42

*)	Represents an amount lower than $1

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

In September 2016, the Company’s board of directors and Can-Fite BioPharma Ltd. (“Can-Fite”), the Company’s parent and majority shareholder, consented in writing to, among other things, the voluntary dissolution and liquidation of the Company pursuant to a Plan of Dissolution.

In November, 2016, the board of directors of the Company abandoned the voluntary dissolution and liquidation of the Company. Subsequently on November 15, 2016, the Company entered into a non-binding letter of intent with an Israeli company for the acquisition of such company by way of a reverse triangular merger. The proposed reverse merger is subject to signing of definitive transaction documents and the completion of closing conditions. There can be no assurance that the transactions contemplated by the letter of intent will be completed.

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

Also on November 21, 2011, the Company issued a warrant to Can-Fite by which Can-Fite has the right, until the earlier of (a) the November 21, 2016 and (b) the closing of the acquisition of the Company by another entity, resulting in the exchange of the Company’s outstanding common shares such that its stockholders prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Payment (as defined below) into 480,022 shares of Common Stock (subject to adjustment in certain circumstances).  The per share exercise price for the shares is $ 5.148.

The Company also received 714,922 ordinary shares in Can-Fite, representing approximately 7% of Can-Fite's issued and outstanding share capital as of the Closing Date. On June 17, 2013, the Company sold 268,095 Can-Fite ordinary shares for a total consideration of $511. As of September 30, 2016, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 1.6% of Can-Fite's outstanding share capital.

In contemplation of the recapitalization transaction, it was agreed that for every four shares of Common Stock purchased by the New Investors and Can-Fite, they received nine warrants to acquire two share of Common Stock of the Company. The exercise price of such warrants is $ 7.74 per share of Common Stock. The warrants are exercisable for a period of five years from the date of grant. The warrants do not contain nonstandard anti-dilution provisions (see also Note 6b to the consolidated financial statements as of December 31, 2015).

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

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. During 2013, the Company accrued an amount of $75 related to the glaucoma phase II clinical trial. EyeFite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. Until September 30, 2016, the Company did not reach any milestone or generate revenue that would trigger additional payments to Can-Fite.

As of September 30, 2016, the aggregate amount accrued for these milestones payment is $ 175.

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

According to the Service Agreement, Can-Fite will have the right, at any time until November 21, 2016, to convert the Additional Payment into an additional 480,022 shares of Common Stock of the Company for total consideration of $ 2,471 (subject to adjustment in certain circumstances - See also Note 6 to the consolidated financial statements as of December 31, 2015).

c.	During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company incurred operating losses amounting to $ 451 and $ 1,385, respectively.

In addition, in February 2013, as last updated in August 2015, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer the payments under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company that will allow such payments. Also, in August 2015, Can-Fite issued another financial support letter, pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which are in excess of the Company's available cash to finance its operations, including cash generated from any future sale of Can-Fite shares. Any related balance on amounts owed bear interest at a rate of 3% per annum. As of September 30, 2016, the deferred payments to Can-Fite totaled $ 4,188. Both letters expired on October 10, 2016. On November 14, 2016, Can-Fite agreed to extend the support letter under the same terms and conditions in order to fund the operations of the Company. Such letter shall expire on the earlier of (1) the completion of the proposed reverse merger transaction described in note 1a above, or (2) a decision of OphthaliX to cease any action in relation to such merger, or (3) February 28, 2017. Deferred payments under the Services Agreement are currently due and as of the date hereof Can-Fite has not made a demand for payment.

According to management estimates, liquidity resources as of September 30, 2016, will be sufficient to maintain the Company's operations at least through December 31, 2016. The Company's inability to raise funds to conduct its research and development activities will have a severe negative impact on its ability to remain a viable company.

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

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheets as of December 31, 2015, included herein was derived from the audited consolidated financial statements for the year ended December 31, 2015. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine and three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The information included in this interim report should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Quantitative and Qualitative Disclosures About Market Risk," and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2015 are applied consistently in these condensed financial statements .For further information, refer to the consolidated financial statements as of December 31, 2015.

NOTE 3:-	FAIR VALUE MEASUREMENTS

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Since the quoted market value of the Company’s Common Stock was based on a sporadically traded stock with little volume, the Company's management determined the Company's stock price fair value based on ASC 820 Fair Value Measurement using the income approach assisted by a third party specialist. Consequently, the derivatives are classified within Level 3 because they are valued using valuation techniques. The fair value of the Derivative as of September 30, 2016 and December 31, 2015 amounted to $0, was determined using the binomial option-pricing model. The aforementioned option-pricing model requires a number of assumptions, of which most significant are the expected stock price volatility and the expected term.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3(1)

Investment in Parent Company	$596	$596	$-	$-
Derivative related to Service Agreement	*)-	-	-	*)-

Total Financial Assets, net	$596	$596	$-	$-

	December 31, 2015
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3(1)

Investment in Parent Company	$658	$658	$-	$-
Derivative related to Service Agreement	*)-	-	-	*)-

Total Financial Assets, net	$658	$658	$-	$-

*)	Represents an amount lower than $1

(1)	Fair value measurements using significant unobservable inputs

NOTE 4:-	SUBSEQUENT EVENT

1.	On November 10, 2016 the Company's Board of Directors abandoned the voluntary dissolution and liquidation from September 2016. Subsequently, the Company entered into a non-binding letter of intent with an Israeli company for the acquisition of such company by way of a reverse triangular merger. Please see note 1a above.

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

In July 2016, we released top-line results from our Phase II trial with respect to the development of CF101 for the treatment of glaucoma or related syndromes of ocular hypertension. In this trial, no statistically significant differences were found between the CF101 treated group and the placebo group in the primary endpoint of lowering intra ocular pressure (“IOP”). CF101 was found to have a favorable safety profile and was well tolerated.

Subsequently, in September 2016, our board of directors and Can-Fite BioPharma Ltd. (“Can-Fite”), our parent and majority shareholder consented in writing to, among other things, our voluntary dissolution and liquidation pursuant to a Plan of Dissolution, which would result in our complete dissolution and liquidation. The Plan of Dissolution was expected to go into effect 20 days after the date an information statement (the “Information Statement”) is first given to all our shareholders who did not execute the written consent. In connection with the Plan of Dissolution, we planned to enter into a share purchase agreement with Can-Fite providing for the sale to Can-Fite of all the ordinary shares of our wholly owned subsidiary, Eyefite Ltd. (“Eyefite”), which at the time will be a holder of 446,827 of Can-Fite’s ordinary shares. As a result of the sale, Eyefite would have become a wholly-owned subsidiary of Can-Fite. In exchange for the sale, Can-Fite would waive and cancel all indebtedness owed by us and Eyefite to Can-Fite, including approximately $4.5 million of deferred payments owed by us and Eyefite to Can-Fite and, as part of the purchase of Eyefite, Can-Fite would assume certain accrued milestone payments in the amount of $175,000 under a license agreement entered into between Can-Fite and Eyefite. Following the sale of Eyefite, it was expected that (i) Eyefite may, in its sole discretion, sell or otherwise transfer the 446,827 of our ordinary shares that it owns, (ii) Can-Fite would mutually terminate the license agreement entered into with Eyefite and a related services agreement, and (iii) Eyefite would abandon certain patents and patent applications that it is the registered owner of.

We have not distributed the Information Statement to our shareholders who did not execute the above-referenced written consent and on November 10, 2016, our board of directors abandoned the voluntary dissolution and liquidation of the Company. On the same day, our board of directors authorized the Company to enter into a non-binding letter of intent with an Israeli company providing for the acquisition of such company by way of a reverse triangular merger. Subsequently on November 15, 2016, the Company entered into the non-binding letter of intent. The proposed reverse merger is subject to signing of definitive transaction documents and the completion of closing conditions. There can be no assurance that the transactions contemplated by the letter of intent will be completed.

Results of Operations – Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015

Operating expenses:
Research and development	$158,000	$550,000
General and administrative	293,000	270,000
Total operating costs	451,000	820,000
Financial expenses, net	88,000	61,000
Net loss	$539,000	$881,000

Operating Expenses

Research and development expenses. Research and development expenses were $158,000 for the nine months ended September 30, 2016, compared to $550,000 for the nine months ended September 30, 2015, a decrease of $392,000 or 71%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma was in its final stages during 2016.

General and administrative expenses. General and administrative expenses were $293,000 for the nine months ended September 30, 2016, compared to $270,000 for the nine months ended September 30, 2015, an increase of $23,000 or 9%. The increase in general and administrative expenses was primarily due to legal expenses.

Financial Expenses

Financial expenses, net were $88,000 for the nine months ended September 30, 2016 compared to financial expenses, net of $61,000 for the nine months ended September 30, 2015, an increase of $27,000 or 44%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite. The increase of financial expenses, net was mainly attributable to interest expenses due to deferred payments to Can-Fite.

Net Loss

As a result of the foregoing, we incurred a net loss of $539,000 for the nine months ended September 30, 2016 compared to $881,000 for the nine months ended September 30, 2015, a decrease of $342,000 or 39%.

Results of Operations -Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015

Operating expenses:
Research and development	$30,000	247,000
General and administrative	185,000	85,000
Total operating costs	215,000	332,000
Financial expenses, net	29,000	21,000
Net loss	$244,000	353,000

Operating Expenses

Research and development expenses. Research and development expenses were $30,000 for the three months ended September 30, 2016, compared to $247,000 for the three months ended September 30, 2015, a decrease of $217,000 or 88%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma was in its final stages during 2016.

General and administrative expenses. General and administrative expenses. General and administrative expenses were $185,000 for the three months ended September 30, 2016, compared to $85,000 for the three months ended September 30, 2015, an increase of $100,000 or 176%. The increase in general and administrative expenses was primarily due to legal expenses.

Financial Expenses

Financial expenses, net were $29,000 for the three months ended September 30, 2016 compared to financial expenses, net of $21,000 for the three months ended September 30, 2015, a change of $8,000 or 38%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite. The increase of financial expenses, net was mainly attributable to interest expenses due to deferred payments to Can-Fite.

Net Loss

As a result of the foregoing, we incurred a net loss of $244,000 for the three months ended September 30, 2016 compared $353,000 for the three months ended September 30, 2015, a decrease of $109,000 or 31%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2016 and December 31, 2015, we had $15,000 and $42,000 in cash and cash equivalents, a working capital deficit of $3,879,000 and $3,281,000 and an accumulated deficit of $9,312,000 and $8,773,000, respectively. The increase in working capital deficit was primarily due to our expenses financed by our parent company.

Net cash used in operating activities was approximately $27,000 for the nine months ended September 30, 2016, compared with net cash provided by operating activities of approximately $8,000 for the nine months ended September 30, 2015. The increase in net cash used in operating activities was primarily related to changes in account payables and related parties.

There was no net cash used in investing activities for the nine months ended September 30, 2016, compared with net cash used in investment activities of $3,000 for the nine months ended September 30, 2015

There was no net cash provided by financing activities for the nine months ended September 30, 2016 and 2015.

We have no current source of revenue. In February 2013, Can-Fite issued us a formal letter, which has historically been updated periodically (most recently in August 2015), stating that Can-Fite agrees to defer payments owed to it under the Services Agreement (under which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101) beginning on January 31, 2013 until the completion of fundraising by the Company sufficient to cover such deferred payments. As of September 30, 2016, the deferred payments to Can-Fite totaled $4.2 million. In addition, in August 2015, Can-Fite issued a financial support letter pursuant to which it committed to cover any shortfall in our costs and expenses of the operations which are in excess of our available cash to finance our operations, including cash generated from any future sale of Can-Fite shares held by us. Any related balance on amounts owed bear interest at a rate of 3% per annum. On October 10, 2016 both letters expired. On November 14, 2016, Can-Fite agreed to extend the financial support letter under the same terms and conditions in order to fund our operations. Such letter shall expire on the earlier of (1) the completion of the proposed reverse merger transaction described above, or (2) a decision of OphthaliX to cease any action in relation to such merger, or (3) February 28, 2017. Deferred payments under the Services Agreement are currently due and as of the date hereof Can-Fite has not made a demand for payment.

Based on the overall results of our Phase II glaucoma trial, we see no immediate path forward in glaucoma. According to management estimates, liquidity resources as of September 30, 2016, will be sufficient to maintain the Company's operations at least through December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for December 31, 2015 included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 2, 2016.

Item 5. Other Information

As previously disclosed, on September 19, 2016, our board of directors approved the voluntary dissolution and liquidation of the Company pursuant to a Plan of Dissolution which on September 21, 2016 was approved by our parent and 82% shareholder, Can-Fite BioPharma Ltd. On November 10, 2016, our board of directors abandoned the voluntary dissolution and liquidation of the Company. On the same day, our board of directors authorized the Company to enter into a non-binding letter of intent with an Israeli company providing for the acquisition of such company by way of a reverse triangular merger. Subsequently on November 15, 2016, the Company entered into the non-binding letter of intent. The proposed reverse merger is subject to signing of definitive transaction documents and the completion of closing conditions. There can be no assurance that the transactions contemplated by the letter of intent will be completed.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: November 16, 2016	By	/s/ Pnina Fishman,
Pnina Fishman, Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2016	By	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer
(Principal Financial Officer)

