Form 10-K
period 2016-12-31
OphthaliX, Inc.
filed 2017-03-23
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,648,464 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

At March 22, 2017, there were 10,441,251 shares of the registrant’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS.

Overview

We were a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders. We hold a in-license from our majority shareholder and parent, Can-Fite BioPharma Ltd., or Can-Fite, to certain patents and patent applications protecting the use in the ophthalmic field of a drug under development, a synthetic A3 adenosine receptor, or A3AR, agonist, CF101 (known generically as IB-MECA).

On July 5, 2016, we released top-line results from our Phase II trial with respect to the development of CF101 for the treatment of glaucoma or related syndromes of ocular hypertension. In this trial, no statistically significant differences were found between the CF101 treated group and the placebo group in the primary endpoint of lowering intra ocular pressure. CF101 was found to have a favorable safety profile and was well tolerated.

Subsequently, in September 2016, our board of directors and Can-Fite consented in writing to, among other things, to our voluntary dissolution and liquidation pursuant to a Plan of Dissolution, that would result in our complete dissolution and liquidation. The Plan of Dissolution was expected to go into effect 20 days after the date an information statement, or the Information Statement, was first given to all our shareholders who did not execute the written consent.

Prior to the distribution of the Information Statement, on November 10, 2016, our board of directors abandoned our voluntary dissolution and liquidation. On the same day, our board of directors authorized our entry into a non-binding letter of intent with an Israeli company for the acquisition of such company by way of a reverse triangular merger. The proposed reverse merger is subject to signing of definitive transaction documents and the completion of closing conditions. There can be no assurance that the transactions contemplated by the letter of intent will be completed. Subsequently on November 15, 2016, we entered into the non-binding letter of intent.

As of December 31, 2016, we have ceased all research and development operations and are considered to be a shell company as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.

Employees

As of December 31, 2016, we had no full time or part-time employees.

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

We consummated our reverse acquisition, or the Transaction, of all the outstanding interests in Eyefite Ltd., a private company incorporated on June 27, 2011 under the laws of the State of Israel, or Eyefite, pursuant to an acquisition agreement dated November 21, 2011, or the Acquisition Agreement, by and between the Company and Can-Fite.  The Transaction was accounted for as a reverse acquisition wherein Can-Fite was treated as the acquirer for accounting purposes.  In connection with the completion of the Transaction on November 21, 2011, the following events occurred:

●

We entered into and completed a stock purchase agreement dated November 21, 2011, or the Stock Purchase Agreement, with Can-Fite, whereby Can-Fite purchased 8,000,000 shares of our common stock in exchange for all of the issued and outstanding ordinary shares of Eyefite.  As a result of the consummation of the actions contemplated by the Stock Purchase Agreement, Eyefite became our wholly-owned subsidiary and Can-Fite became our majority stockholder and a parent.

●	Eyefite and Can-Fite entered into a License Agreement dated November 21, 2011, or the License Agreement, pursuant to which Can-Fite granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, or CF101, solely in the field of ophthalmic indications.

●	Eyefite and Can-Fite entered into a services agreement dated November 21, 2011, or the Services Agreement, pursuant to which Can-Fite manages, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101.

●	We issued a warrant, or the Warrant, to Can-Fite by which Can-Fite had the right, until the earlier of (a) November 21, 2016 and (b) the closing of the acquisition of us by another entity, resulting in the exchange of our outstanding common shares such that our stockholders prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the additional fee under the Services Agreement into 480,022 shares of our common stock (subject to adjustment in certain circumstances). The per share exercise price for the shares was $5.148. As of December 31, 2016, such Warrant expired.

●	On November 21, 2011, we completed a private placement of shares of our common stock for gross proceeds of $3.3 million through the sale of 646,776 shares to third party investors and sold 466,139 shares of our common stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite, valued at $2.4 million (as determined by reference to the previous trading day’s closing price for Can-Fite shares on the Tel Aviv Stock Exchange), and 97,112 shares to Can-Fite for gross proceeds of $500,000 (collectively, together with the shares issued to the investors, the “Financing”). In addition, we issued to Can-Fite and each of the other investors, for each four shares of the Company’s common stock purchased in the Financing, nine warrants valid for a period of five years from the closing of the Financing to acquire two shares of the Company for an exercise price of $7.74.

●	On November 21, 2011, we repurchased 1,722,222 outstanding shares of our common stock from Mathew G. Rule, our sole officer and director at the time, for $7,750, or the Recapitalization. In addition, we issued 426,666 shares of common stock to certain investors for an aggregate of $97,000, which funds were used solely to retire the outstanding shares in the Recapitalization and to pay outstanding payables of the Company as of closing. These payments included satisfaction of a promissory note in the principal amount of $56,465 and payables to the transfer agent, accountants and Denali legal counsel at the time.

●	In connection with the Transaction, the board of directors of the Company, or the Board, was expanded from one to three members, the sole prior director, Mathew G. Rule, resigned, and the following new directors were appointed: Dr. Pnina Fishman, Dr. Ilan Cohn and Guy Regev, each of whom was, and currently is, a director of Can-Fite. On February 2, 2012, the number of directors was increased to four persons and Dr. Roger Kornberg was appointed as the fourth director and on July 1, 2013, the number of directors was increased to five persons and Dr. Michael Belkin was appointed as the fifth director.

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

2016	HIGH	LOW
First Quarter	0.99	0.99
Second Quarter	1.01	0.36
Third Quarter	1.00	0.45
Fourth Quarter	1.00	1.00

2015	HIGH	LOW
First Quarter	1.50	0.50
Second Quarter	1.90	0.70
Third Quarter	1.90	0.35
Fourth Quarter	0.99	0.99

Holders

As of March 22, 2017, there were approximately 15 stockholders of record holding 10,441,251 shares of our common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future.  Our ability to pay cash dividends is subject to limitations imposed by state law.

Shell Company Status

We currently have no research and development operations and are considered to be a shell company as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as we would be a shell company and for 12 months thereafter.

Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent that we acquire a business in the future, we would be required to file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following completion of such a transaction.

Under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell their securities in reliance upon Rule 144. Preclusion from using the exemptions from registration afforded by Rule 144 might make it more difficult for us to sell equity securities in the future and the inability to utilize registration statements on Forms S-8 and S-3 would likely increase our costs to register securities in the future. Additionally, the loss of the use of Rule 144 and Forms S-3 and S-8 might make investments in our securities less attractive to investors and might make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive loss and cash flows. This section should be read in conjunction with the other sections of this Annual Report on Form 10-K for the year ended December 31, 2016 and our consolidated financial statements and accompanying notes to these consolidated financial statements. All amounts are in U.S. dollars and rounded.

Results of Operations -Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015
Operating expenses:
Research and development	$199,000	$812,000
General and administrative	432,000	573,000
Total operating costs	631,000	1,385,000
Financial expenses, net	285,000	92,000
Net loss	$916,000	$1,477,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products.

Operating Expenses

Research and development expenses. Research and development expenses were $199,000 for the year ended December 31, 2016, compared to $812,000 for the year ended December 31, 2015, a decrease of $613,000 or 75%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma was in its final stages during 2016.

General and administrative expenses. General and administrative expenses were $432,000 for the year ended December 31, 2016, compared to $573,000 for the year ended December 31, 2015, a decrease of $141,000 or 25%. The decrease in general and administrative expenses was primarily due to a decrease in legal and professional expenses related to a proposed acquisition of Improved Vision Systems (I.V.S.) Ltd that was not completed.

Financial Expenses, Net

Financial expenses, net were $285,000 for the year ended December 31, 2016 compared to financial income, net of $92,000 for the year ended December 31, 2015, an increase of $193,000 or 209%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite. The increase of financial expenses, net was mainly attributable to interest expenses due to deferred payments to Can-Fite. During the year ended December 31, 2016, the Company recognized other-than-temporarily impairment loss of investment in Parent Company amounted to $162.

Net Loss

As a result of the foregoing, we incurred a net loss of $916,000 for the year ended December 31, 2016 compared $1,477,000 for the year ended December 31, 2015, a decrease of $561,000 or 38%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2016 and 2015, we had $13,000 and $42,000 in cash and cash equivalents, a working capital deficit of $4,160,000 and $3,281,000 and an accumulated deficit of $9,689,000 and $8,773,000, respectively. The increase in working capital deficit was primarily due to an increase in deferred payments to Can-Fite.

Net cash used in operating activities was approximately $29,000 for the year ended December 31, 2016, compared with net cash provided by operating activities of approximately $33,000 for the year ended December 31, 2015. The increase in net cash used in operating activities was primarily related to changes in account payables and related parties.

There was no net cash used in investing activities and no net cash provided by financing activities for the years ended December 31, 2016 and 2015.

We have no current source of revenue. In February 2013, as last updated in August 2015, we obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer the payments under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company that will allow such payments. Also, in August 2015, Can-Fite issued another financial support letter, pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which are in excess of the Company's available cash to finance its operations, including cash generated from any future sale of Can-Fite shares. Any related balance on amounts owed bear interest at a rate of 3% per annum. Both letters expired on October 10, 2016. On November 14, 2016, Can-Fite agreed to extend the support letter under the same terms and conditions in order to fund the Company's operations. Such letter expired on February 28, 2017. Deferred payments under the Services Agreement are currently due and as of the date hereof Can-Fite has not made a demand for payment. As of December 31, 2016, the deferred payments to Can-Fite totaled $4,459,000.

These conditions raise substantial doubt about our ability to continue as a going concern. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

U.S. DOLLARS IN THOUSANDS

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OPHTHALIX INC.

We have audited the accompanying consolidated balance sheets of OphthaliX Inc. and its subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statement of comprehensive loss, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the consolidated financial statements, the Company has recurring losses from operations and has limited liquidity resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1a and Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 23, 2017	A Member of Ernst & Young Global

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13	$42
Investment in Parent Company	530	658
Prepaid expenses	7	-

Total current assets	550	700

Total assets	$550	$700

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Parent Company	$4,459	$3,690
Other accounts payable and accrued expenses	251	291

Total current liabilities	4,710	3,981

NON-CURRENT LIABILITIES:

Derivative related to Service Agreement	-	*)-

STOCKHOLDERS' DEFICIENCY:
Share capital
Preferred Stock -
Authorized: 1,000,000 shares at December 31, 2016 and 2015, Issued and Outstanding: 0 shares at December 31, 2016 and 2015	-	-
Common Stock of $ 0.001 par value -
Authorized: 100,000,000 shares at December 31, 2016 and 2015, Issued and Outstanding: 10,441,251 shares at December 31, 2016 and 2015	10	10
Additional paid-in capital	5,519	5,516
Accumulated other comprehensive loss	-	(34)
Accumulated deficit	(9,689)	(8,773)

Total stockholders' deficiency	(4,160)	(3,281)

Total liabilities and stockholders' deficiency	$550	$700

*) Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2016	2015

Operating expenses:

Research and development	$199	$812
General and administrative	432	573

Total operating expenses	631	1,385

Financial expenses, net	285	92

Net loss	916	1,477

Net loss per share:
Basic and Diluted loss per share	$0.09	$0.14

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	10,441,251	10,441,251

Other comprehensive loss:

Available-for-sale investments:
Changes in net unrealized loss (gain) from investment in Parent Company	(34)	136

Total other comprehensive loss	$(34)	$136

Comprehensive loss	$882	$1,613

The accompanying notes are an integral part of the consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Shares of Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Number	Amount	capital	deficit	loss	deficiency

Balance as of January 1, 2015	10,441,251	$10	$5,494	$(7,296)	$102	$(1,690)

Stock-based compensation	-	-	22	-	-	22
Unrealized loss from investment in Parent Company	-	-	-	-	(136)	(136)

Net loss	-	-	-	(1,477)	-	(1,477)

Balance as of December 31, 2015	10,441,251	10	5,516	(8,773)	(34)	(3,281)

Stock-based compensation	-	-	3	-	-	3
Unrealized gain from investment in Parent Company	-	-	-	-	34	34

Net loss	-	-	-	(916)	-	(916)

Balance as of December 31, 2016	10,441,251	$10	$5,519	$(9,689)	$-	$(4,160)

The accompanying notes are an integral part of the consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2016	2015

Cash flows from operating activities:

Net loss	$(916)	$(1,477)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	3	22
Depreciation	*)-	1
Decrease (increase) in prepaid expenses	(7)	209
Increase (decrease) in other accounts payable and accrued expenses	(40)	45
Impairment loss of investment in Parent Company	162	-
Increase in Parent Company balance	769	1,233
Change in fair value of the derivative related to Service Agreement	*)-	-

Net cash (used in) provided by operating activities	(29)	33

Cash flows from investing activities:

Purchase of property and equipment	-	(3)
Proceeds from sale of property and equipment	-	3

Net cash used in investing activities	-	-

Increase (decrease) in cash and cash equivalents	(29)	33
Cash and cash equivalents at the beginning of the year	42	9

Cash and cash equivalents at the end of the year	$13	$42

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

Eye-Fite Ltd. ("Eye-Fite" or the "Subsidiary") was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the "Parent company" or "Can-Fite"), a public company in Israel and U.S, and the Company, as further detailed in Note 1b.

The Company and its Subsidiary conduct research and development activities using an exclusive worldwide license for CF101, a synthetic A3 adenosine receptor, or A3AR, agonist (known generically as IB-MECA) solely for the field of ophthalmic diseases after the consummation of the transaction (see also Note 1b2).

Following the transaction, Denali changed its name to OphthaliX Inc. and also changed its corporate domicile from Nevada to Delaware.

On July 5, 2016, the Company released top-line results from its Phase II clinical trial of CF101 for the treatment of glaucoma. In this trial, no statistically significant differences were found between the CF101 treated group and the placebo group in the primary endpoint of lowering intra ocular pressure ("IOP"). High IOP is a characteristic of glaucoma. CF101 was found to have a favorable safety profile and was well tolerated.

In September 2016, the Company’s Board of Directors and Can-Fite, the Company’s parent and majority shareholder, consented in writing to, among other things, the voluntary dissolution and liquidation of the Company pursuant to a Plan of Dissolution.

In November 2016, the Company's Board of Directors abandoned the voluntary dissolution and liquidation of the Company. Subsequently, on November 15, 2016, the Company entered into a non-binding letter of intent with an Israeli company for the acquisition of such company by way of a reverse triangular merger. The proposed reverse merger is subject to signing of definitive transaction documents and the completion of closing conditions. There can be no assurance that the transactions contemplated by the letter of intent will be completed.

As of December 31, 2016, the Company ceased all research and development operations.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

b.	Reverse Recapitalization and related arrangements:

1.	Recapitalization:

On November 21, 2011 (the "Closing Date"), Can-Fite purchased 8,000,000 shares of the Company’s Common Stock, par value $ 0.001 per share in exchange for all of the issued and outstanding ordinary shares of Eyefite pursuant to the terms of a stock purchase agreement (the "Purchase Agreement"). As a result, Eyefite became a wholly-owned subsidiary of the Company and Can-Fite became its majority stockholder and a parent company.

On November 21, 2011, the Company also issued a warrant to Can-Fite by which Can-Fite has the right, until the earlier of (a) the November 21, 2016 and (b) the closing of the acquisition of the Company by another entity, resulting in the exchange of the Company’s outstanding common shares such that its stockholders prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, to convert its right to the Additional Payment (as defined below in Note 1b2) into 480,022 shares of Common Stock (subject to adjustment in certain circumstances). The per share exercise price for the shares is $5.148. The warrant expired on November 21, 2016.

Simultaneously with the transactions described above, the Company completed a private placement of shares of Common Stock for gross proceeds of $3,330 through the sale of 646,776 shares to third party investors and sold 466,139 shares of Common Stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite (representing approximately 2.5% of Can-Fite's issued and outstanding share capital as of the Closing Date), valued at $ 2,400 and 97,112 shares to Can-Fite for gross proceeds of $500. As of December 31, 2016, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 1.6% of Can-Fite's outstanding share capital.

In contemplation of the recapitalization transaction, on November 12, 2012, the Board of Directors, complying with the undertaking taken as part of the recapitalization of the Company on November 21, 2011, formerly resolved to issue to certain investors and Can-Fite, 1,455,228 and 1,267,315 warrants to acquire 323,384 and 281,625 shares of Common Stock of the Company, respectively (the "Warrants"). The exercise price of such Warrants is $7.74 per share. The Warrants are exercisable for a period of five years from their date of grant and do not contain any non- standard anti-dilution provisions.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

The transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, "Business Combinations". Under reverse capitalization accounting, EyeFite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of EyeFite since inception.

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

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. As of December 31, 2016, the Company accrued an amount of $100 related to DES phase III clinical trial and $75 related the Glaucoma phase II clinical trial. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. As of December 31, 2016, the Company did not reach any milestone or generate revenue that would trigger additional payments to Can-Fite.

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

According to the Service Agreement, Can-Fite had the right, to convert the Additional Payment into an additional 480,022 shares of Common Stock of the Company for total consideration of $2,471 (subject to adjustment in certain circumstances). As of December 31, 2016, such right expired.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

c.	During the year ended December 31, 2016, the Company incurred operating losses and has negative operating activity amounting to $631 and $29, respectively. The Company will be required to obtain additional liquidity resources in the near term . In addition, in February 2013, as last updated in August 2015, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer the payments under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company that will allow such payments. Also, in August 2015, Can-Fite issued another financial support letter, pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which are in excess of the Company's available cash to finance its operations, including cash generated from any future sale of Can-Fite shares. Any related balance on amounts owed bear interest at a rate of 3% per annum. Both letters expired on October 10, 2016. On November 14, 2016 Can-Fite agreed to extend the support letter under the same terms and conditions in order to fund the Company's operations. Such letter expired on February 28, 2017. Deferred payments under the Services Agreement are currently due and as of the date hereof Can-Fite has not made a demand for payment. As of December 31, 2016, the deferred payments to Can-Fite totaled $4,459.

There are no assurances that the Company will be able to obtain an adequate level of financial resources in the next twelve months. The Company will have a severe negative impact on its ability to remain a viable company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

a.	Use of estimates:

The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

The new cost basis should not be changed for subsequent increases in fair value. After an impairment loss is recognized for individual equity securities classified as available for sale, future increases or decreases in fair value (presuming no additional other-than temporarily impairments exist) are included in OCI.

During the year ended December 31, 2015, no impairment was recognized. During the year ended December 31, 2016, the Company recognized impairment loss in investment in the Parent Company amounted to $162.

f.	Research and development expenses:

All research and development costs are charged to the consolidated statements of comprehensive loss, as incurred.

g.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718") which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of comprehensive loss.

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

The Company estimates the fair value of stock options granted using the binomial option pricing-model which requires a number of assumptions, of which the most significant are the expected stock price volatility and the early exercise multiply. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index.

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

The total weighted average number of shares related to all outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect for the years ended December 31, 2016 and 2015, respectively.

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

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

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

The Company adopted ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to release a liability in an orderly transaction between market participants.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The hierarchy is broken down into three levels based on the inputs as follows:

Level 1	-	Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

Level 2	-	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3	-	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including, for example, the type of investment, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment and the investments are categorized as Level 3.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying amounts of cash and cash equivalents, investment in Parent Company, prepaid expenses and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Embedded derivative related to Service Agreement is classified within Level 3 because it is valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

NOTE 3:-	DISCLOSURE OF NEW STANDARDS

a.	Going Concern (subsequent to adoption of ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU  2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2016 and updated the going concern disclosure accordingly.

b.	Financial Instruments ASU 2016-01:

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The pronouncement revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company currently intends to adopt ASU 2016-01 on January 1, 2018, and does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	FAIR VALUE MEASUREMENTS

The following table provides information by value level for financial assets and liabilities that are measured at fair value, as defined by ASC 820, on a recurring basis as of December 31, 2016 and 2015.

	December 31, 2016
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$530	$530	$-	$-

Total Financial Assets, net	$530	$530	$-	$-

	December 31, 2015
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$658	$658	$-	$-
Derivative related to Service Agreement	*-)	-	-	*-)

Total Financial Assets, net	$658	$658	$-	$-

NOTE 5: -	INVESTMENT IN PARENT COMPANY

As previously discussed in Notes 1b1 and 2e, the Company currently owns 446,827 of Can-Fite’s ordinary shares, representing approximately 1.6% of Can-Fite's issued and outstanding share capital as of December 31, 2016.

As of December 31, 2016 and 2015 the fair value of the Company's investment in Parent Company shares amounted $530 and $658, respectively (according to its quoted market price in the Tel-Aviv Stock Exchange). During the year ended December 31, 2015, the related unrealized losses derive from the change in the fair value of the Investment in Parent Company totaled $136. During the year ended December 31, 2016, the Company recognized other-than-temporarily impairment loss of investment in Parent Company amounted to $162.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS' DEFICIENCY

a.	Shares of Common Stock:

The shares of Common Stock represent the legal acquirer, meaning OphthaliX's share capital as of the transaction date.

Shares of Common Stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and the right to receive dividends, if declared.

On July 18, 2013, the Company's stockholders approved a reverse stock split of one share for each four and one-half shares outstanding (1:4.5) (the "Reverse Split") which became effective as of the close of business on August 6, 2013. All shares of Common Stock, warrants, options, per share data and exercise prices included in these consolidated financial statements and notes for all periods presented have been retroactively adjusted to reflect the Reverse Split with respect to the Company's shares of Common Stock.

b.	Warrants:

In contemplation with the Reverse Recapitalization, it was agreed that for each four shares of Common Stock purchased by the investors and Can-Fite, they will be granted by the Company nine warrants to acquire two share of Common Stock of the Company. The exercise price of the warrants is $7.74 per share of Common Stock. The warrants were exercisable for a period of five years from their date of grant. The warrants do not contain nonstandard anti-dilution provisions. All such warrants were expired in November 2016.

According to ASC 815-40-15 and 25 instructions, the Company's management evaluated whether the warrants are entitled to the scope exception in ASC 815-10-15-74 (as the warrants meet the definition of a derivative under ASC 815-10-15-83). Based on their straight forward terms (i.e., fix exercise price, no down-round or other provisions that will preclude them from being considered indexed to the Company's own stock), the Company's management concluded the warrants should be classified as equity at inception.

In contemplation of the transaction, the Company issued a total of 532,870 fully vested warrants to acquire 118,415 shares of Common Stock to consultants and brokers involved in the transaction. These warrants are exercisable upon the payment of $5.148 per share of Common Stock. As of December 31, 2016 and 2015, the intrinsic value of the Adviser Warrants is $0. Such warrants expired in November 2016.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS' DEFICIENCY (Cont.)

c.	Stock option plan and grant:

In 2012, the Company's Board of Directors approved the adoption of the 2012 Stock Incentive Plan (the "2012 Plan"). An Israeli annex was subsequently adopted in 2013 to comply with the requirements set by the Israeli law in general and in particular with the provisions of section 102 of the Israeli tax ordinance. Under the 2012 Plan and Israeli annex, the Company may grant its officers, directors, employees and consultants, stock options, restricted stocks and Restricted Stock Units ("RSUs") of the Company. Each Stock option granted shall be exercisable at such times and terms and conditions as the Company's Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years.

Upon the adoption of the 2012 Plan, the Company reserved for issuance 1,088,888 shares of Common Stock, $0.001 par value each. As of December 31, 2016, the Company has 971,388 shares of Common Stock available for future grant under the 2012 Plan.

During the years ended December 31, 2016 and 2015, the Company did not grant any new stock options.

A summary of the Company's options activity for employees under the Company's 2012 Plan is as follows:

	Year ended December 31, 2016
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at the beginning of year	117,500	7.96	6.8	$-
Outstanding at the end of year	117,500	7.96	5.8	$-

Vested and expected to be vested	117,500	7.96	5.8	$-
Exercisable at the end of the year	117,500	7.96	5.8	$-

As of December 31, 2016, there is no aggregated intrinsic value of outstanding and exercisable options. The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company's Ordinary Shares on the last day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount is impacted by the changes in the fair market value of the Company's shares.

Stock-based compensation expenses recognized during the years ended December 31, 2016 and 2015 totaled to $3 and $22, respectively.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	INCOME TAXES

a.	Tax rates applicable to the Company:

The taxes in the U.S. applying to a Company (incorporated in state of Delaware), consists of a progressive corporate tax at a rate of up to 35% plus state tax and local tax at rates depending on the state and the city in which the company manages its business. In the Company's estimation, it is subject to approximately a 40% tax rate.

b.	Tax rates applicable to Subsidiary:

1.	Taxable income of the Company is subject to the Israeli corporate tax at the rates of 26.5% in 2014 and 2015.

2.	On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.

3.	In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), a reduction of the corporate tax rate in 2017 from 25% to 24%, and in 2018 from 25% to 23%.

c.	Net operating losses carryforward:

The Company is subject to U.S. income taxes. As of December 31, 2016, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,542 which expire in the years 2019 to 2036.

The Company has no operating loss carryforwards for income tax purposes. Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

The Company's Subsidiary in Israel has estimated accumulated losses for tax purposes as of December 31, 2016, in the amount of approximately $2,696 which may be carried forward and offset against taxable income in the future for an indefinite period.

d.	Loss before taxes is comprised as follows:

	Year ended December 31,
	2016	2015

Domestic	$579	$491
Foreign (Israel)	337	986

	$916	$1,477

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	INCOME TAXES (Cont.)

e.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company and its Subsidiary's' deferred tax assets are comprised of operating loss carryforward and other temporary differences.

Significant components of the Company and its Subsidiary's deferred tax assets are as follows:

	December 31,
	2016	2015

Operating loss carryforward	$1,659	$1,500
Research and development expenses	695	748
Investment in Parent company	388	337

Deferred tax assets before valuation allowance	2,742	2,585

Valuation allowance	(2,742)	(2,585)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Management currently believes that since the Company and its Subsidiary have a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future. Therefore, the Company has provided valuation allowance in respect of deferred tax assets resulting from operating loss carryforward and other temporary differences.

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowances in respect to deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	FINANCE EXPENSES, NET

	Year ended December 31,
	2016	2015

Bank fees	$7	$6
Interest expenses	116	86
Impairment loss of investment in Parent Company	162	-

Finance expenses, net	$285	$92

NOTE 9:-	RELATED PARTY TRANSACTIONS

The Company has several related party balances and transaction mainly in connection with the License Agreement with the Parent Company (see also Note 1b2). Details of the transactions with related parties are depicted in the following tables:

Transactions with related parties:

	Year ended December 31,
	2016	2015

Research and development expenses (1)	$199	$812

General and administrative expenses (1)	$8	$29

Finance expenses, net (1) (2)	$278	$86

Balances with Related Parties:

	December 31,
	2016	2015

Parent Company (1)	$(4,459)	$(3,690)

Investment in Parent Company (2)	$530	$658

Other account payables and accrued expenses (1)	$(175)	$(175)

(1)	Related to Service Agreement (see also Note 1b2).
(2)	Related to Investment in Parent Company (see also Notes 2e and Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief E Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Senior Management.

The following table sets forth the members of our executive officers and board of directors:

Member	Position	Age

Pnina Fishman, Ph.D.	Chairman and Chief Executive Officer	69

Itay Weinstein.	Chief Financial Officer	45

Ilan Cohn, Ph.D.	Director	61

Guy Regev	Director	48

Roger Kornberg, Ph.D.	Director	69

Michael Belkin, Ph.D.	Director	75

Pnina Fishman, Ph.D.  Pnina Fishman has served as our Chairman of the Board since November 2011 and our Chief Executive Officer since June 2014. She has also served as our Chief Executive Officer from November 2011 through December 2012. Dr. Fishman co-founded Can-Fite and has served as Can-Fite’s Chief Executive Officer and served on its board of directors since September 2005. Dr. Fishman is the scientific founder of Can-Fite and was previously a professor of Life Sciences and headed the Laboratory of Clinical and Tumor Immunology at the Felsenstein Medical Research Institute, Rabin Medical Center, Israel. Dr. Fishman has authored or co-authored over 150 publications and presented the findings of her research at many major scientific meetings. Her past managerial experience included seven years as Chief Executive Officer of Mor Research Application, the technology transfer arm of Clalit Health Services, the largest healthcare provider in Israel. Mor Research Application was also the first clinical research organization in Israel. Dr. Fishman currently also serves as a member of the board of directors of F.D Consulting Ltd., Ultratrend Ltd., and EyeFite Ltd. Dr. Fishman holds a Ph.D. in Immunology from the Bar Ilan University in Ramat Gan, Israel. Dr. Fishman’s qualifications to serve on our board of directors include her senior management experience as Co-Founder and Chief Executive Officer of Can-Fite, her prior managerial experience and her scientific expertise in the field of life sciences.

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

Ilan Cohn, Ph.D. Ilan Cohn has served on our board since November 2011. He is a patent attorney and senior partner at the patent attorney firm Reinhold Cohn and Partners, where he has been an attorney since 1986. Dr. Cohn co-founded Can-Fite, served as its Chief Executive Officer until September 2004, served on our board of directors since 1994 and since May 30, 2013 serves as the Chairman of the Can-Fite board of directors. Dr. Cohn holds a Ph.D. in biology and is a patent attorney with many years of experience in the biopharmaceutical field. He has served on the board of directors of a number of life science companies, including Discovery Laboratories Inc. (formerly Ansan Pharmaceuticals), a U.S. public company. Dr. Cohn has also been involved in the past in management of venture capital funds focused on investments in the life sciences industry. Dr. Cohn served a number of years as a co-chairman of the Biotech Committee of the US-Israeli Science and Technology Commission. Dr. Cohen is also currently a member of the board of directors of I.C.R.C Management Ltd, Famillion BVI Ltd. and Famillion Ltd. (a subsidiary of Famillion BVI Ltd.). Dr. Cohn holds a Ph.D. in Biology from the Hebrew University of Jerusalem. Dr. Cohn’s qualifications to serve on our board of directors include his senior management experience as Co-Founder and former Chief Executive Officer of Can-Fite, his service on the boards of life sciences companies, including on the board of Can-Fite, and his knowledge of the industry as an investor and legal counsel to numerous companies.

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

Legal Proceedings

During the past ten years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

We are not aware of any legal proceedings in which any director, officer or affiliate of ours, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.

Meetings and Committees of the Board of Directors

During 2016, the Board of Directors held eight meetings.  All our directors attended at least 75% of the total number of meetings of the board of directors and committees (if any) on which they served that were held during 2016.

Other than a Special Committee formed in connection with our proposed dissolution, we currently have no committees organized but we plan to organize an audit committee, a compensation committee, and a nominating and corporate governance committee during the year ended December 31, 2016.  Because of its small size, the Board carries out the duties of the committees. In selecting nominees for directorships, the Board considers a broad range of characteristics related to qualifications, background and diversity of nominees based on our current business needs.  The Board has not adopted written guidelines regarding nominees for director.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC reports of ownership and changes in ownership of our common stock. Our directors, executive officers and greater than 10% beneficial owners of our common stock are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, we believe that all Section 16(a) reports of our directors, executive officers and greater than 10% beneficial owners were filed timely for the fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2016 and 2015.

Name And Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Pnina Fishman, Ph.D. (2)	2016	—	—	—	—	—	—
Chairman and Chief Executive Officer	2015	—	—	—	—	—	—

Itay Weinstein (3)	2016	18,000	—	—	—	258	18,258
Chief Financial Officer	2015	18,000	—	—	—	2,209	20,209

(1)	Amounts shown represent consulting fees earned or paid during the fiscal year.

(2)	Dr. Fishman has served as our Chief Executive Officer since June 2, 2014. As Chief Executive Officer of Can-Fite, our majority shareholder and parent, Dr. Fishman is compensated by Can-Fite, for her services to us as Chairman of the Board and Chief Executive Officer.

(3)	We paid Mr. Weinstein $18,000 in each of 2016 and 2015 for his services as our Chief Financial Officer. Mr. Weinstein is also the controller of Can-Fite, our majority shareholder and parent, and is compensated by Can-Fite for services provided to Can-Fite.

Executive Employment Agreements

We have not entered into any employment agreements with our named executive officers listed in the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards for our named executive officers as of December 31, 2016:

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Itay Weinstein (1)	13,056	-	9.00	5/29/23

(1)	These options were granted on May 9, 2013 and vest 50% upon grant and 50% on a quarterly basis over a three year period.

Compensation of Directors

The following table provides information regarding the total compensation that we paid or awarded to our non-executive directors during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)(1)	($)	($)	($)
Ilan Cohn, Ph.D.(2)	-	-	-	-	-	-
Guy Regev	-	-	-	-	-	-
Roger Kornberg, Ph.D.(3)	6,750	-	-	-	-	6,750
Michael Belkin, Ph.D.(3), (4)	7,550	-	20,083	-	-	27,633

(1)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. Amounts reported do not reflect amounts actually received by the director.

(2)	Reinhold Cohn and Partners, an Israeli partnership, of which Ilan Cohn, Ph.D. is a partner provides intellectual property legal services to us in the ordinary course of business.

(3)	In connection with the appointments of Drs. Kornberg and Belkin, we entered into agreements to pay director fees for attendance at board meetings or any committee of the board. Drs. Kornberg and Belkin will each receive US$2,000 for attendance in person at a meeting of the Board, US$750 for attendance by telephone at a meeting of the board, and US$750 for attendance at each meeting of any committee of the board.

(4)	On July 1, 2013, we granted to Dr. Belkin ten-year options to purchase 52,222 shares of our common stock at $6.63 per share. The options are fully vested.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the ownership of our common stock as of March 22, 2017, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group.  The table also sets forth certain information concerning the ownership of ordinary shares of Can-Fite, our majority shareholder and parent, as of as of March 22, 2017, by (i) each of our directors and named executive officers, and (ii) our directors and executive officers as a group.

Name and Address of Beneficial Owner	OphthaliX Common Stock Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)	Can-Fite Ordinary Shares Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Pnina Fishman, Ph.D. Chairman of the Board and CEO	9,712		*	470,637	(2)	1.4%
Ilan Cohn, Ph.D. Director	--		--	133,567		*
Guy Regev Director	56,786		*	54,240	(3)	*
Roger Kornberg, Ph.D. Director	52,222	(4)	*	--		--
Michael Belkin, Ph.D. Director	52,222	(5)	*	--		--
Itay Weinstein CFO	13,056	(6)	*	15,000	(7)	*
Executive Officers and Directors as a Group (6 Persons)	183,998		1.1%	671,444		2.0%
Can-Fite BioPharma Ltd. 10 Bareket Street Kiryat Matalon P.O. Box 7537 Petah-Tikva 49170 Israel	8,563,261		82%	--		--

* Less than 1%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. At March 22, 2017, we had 10,441,251 common shares outstanding and Can-Fite had 32,709,901 ordinary shares outstanding (which excludes 446,827 ordinary shares held in treasury).

(2)	Represents (i) 263,433 ordinary shares, (ii) 2,680,000 unregistered options to purchase 107,200 ordinary shares at an exercise price of NIS 0.644 per option and expire on January 13, 2021, and (iii) 100,004 unregistered options to purchase 100,004 ordinary shares at an exercise price of NIS 3.573 per option and expire on October 22, 2025. Excludes 99,996 unregistered options to purchase 99,996 ordinary shares that vest in more than 60 days from March 22, 2017.

(3)	Represents (i) 24,240 ordinary shares, (ii) 250,000 registered warrants (Series 10) to purchase 10,000 ordinary shares at an exercise price of NIS 0.394 per warrant and expiring on October 31, 2017, (iii) 250,000 registered warrants (Series 11) to purchase 10,000 ordinary shares at an exercise price of NIS 0.392 per warrant and expiring on October 31, 2017, and (iv) 250,000 unregistered options are exercisable into 10,000 ordinary shares at an exercise price of NIS 0.60 per option and expire on May 2, 2023. All such warrants and options are fully vested.

(4)	Represents 52,222 shares of common stock issuable upon exercise of vested options.

(5)	Represents 52,222 shares of common stock issuable upon exercise of vested options.

(6)	Represents 13,056 shares of common stock issuable upon exercise of vested options.

(7)	Represents (i) 5,000 ordinary shares, and (ii) 250,000 registered warrants (Series 11) to purchase 8,000 ordinary shares at an exercise price of NIS 0.392 per warrant and expiring on October 31, 2017.

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

The following table summarizes information as of the close of business on December 31, 2016 concerning the Plan and other options outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	117,500	7.96	971,388
Equity compensation plans not approved by security holders
Total	117,500	7.96	971,388

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Since January 1, 2016, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Executive Officers and Directors

We have made equity awards and paid compensation to our executive officers and certain of our directors as more fully described in Item 11.

Can-Fite License Agreement and Services Agreement

We have entered into a License Agreement and related Services Agreement as more fully described in Item 1.

Can-Fite Support Letters

See the description of the Can-Fite support letters in Item 7 under “Liquidity and Capital Resources”.

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

Can-Fite is our majority shareholder, beneficially owning 8,563,254 shares, or 82% of our common stock. Dr. Fishman, our Chief Executive Officer and Chairman, is also the Chief Executive Officer of Can-Fite and Messrs. Cohn and Regev, two of our directors, are also directors of Can-Fite. Itay Weinstein, our Chief Financial Officer, is the controller of Can-Fite.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $61,000 for the years ended 2016 and 2015.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $4,000 for years ended 2016 and 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, were $21,000 for fiscal year ended 2016 and $35,000 for fiscal year ended 2015.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
2.2	Agreement and Plan of Merger, dated February 24, 2012 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
2.3	Delaware Certificate of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
2.4	Nevada Articles of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
10.1	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.2	License Agreement, dated November 21, 2011, between Can-Fite Biopharma Ltd. and Eyefite Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.3	Services Agreement, dated November 21, 2011, by and among Can-Fite Biopharma Ltd., Eyefite Ltd. and the Company (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
10.4	2012 Stock Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012) +
10.5	2012 Stock Incentive Plan, Annex A (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013) +
10.6	Agreement dated February 2, 2012, with Roger Kornberg (Incorporated by reference to Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012)
10.7	Agreement dated July 1, 2013, with Michael Belkin (Incorporated by reference to Company’s Registration Statement on Form S-1 filed July 2, 2013)
21.1	Subsidiaries (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)
31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350*
101	The following materials from OphthaliX, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders' Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

*	Filed herewith

+	Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OphthaliX Inc.

Date: March 23, 2017	By:	/s/ Pnina Fishman
Pnina Fishman Chief Executive Officer and Chairman (Principal Executive Officer)

Date: March 23, 2017	By:	/s/ Itay Weinstein
Itay Weinstein Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Pnina Fishman
Pnina Fishman	Chairman and Chief Executive Officer	March 23, 2017

/s/ Ilan Cohn
Ilan Cohn	Director	March 23, 2017

/s/ Guy Regev
Guy Regev	Director	March 23, 2017

/s/ Michael Belkin
Michael Belkin	Director	March 23, 2017