Form 10-Q
period 2017-03-31
OphthaliX, Inc.
filed 2017-05-08
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The number of shares outstanding of the registrant’s Common Stock on May 8, 2017 was 10,441,251.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	2

Consolidated Statements of Comprehensive Loss	3

Consolidated Statements of Changes in Stockholders' Deficiency	4

Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 - 11

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31, 2017	December 31, 2016
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6	$13
Investment in Parent Company	444	530
Other accounts receivable	4	7

Total current assets	454	550

Total assets	$454	$550

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Related company	$4,569	$4,459
Other accounts payable and accrued expenses	249	251

Total current liabilities	4,818	4,710

STOCKHOLDERS' DEFICIENCY:
Share capital
Preferred Stock - Authorized: 1,000,000 shares at March 31, 2017 (unaudited) and December 31, 2016; Issued and outstanding: 0 shares at March 31, 2017 (unaudited) and December 31, 2016	-	-
Common Stock of $0.001 par value - Authorized: 100,000,000 shares at March 31, 2017 (unaudited) and December 31, 2016; Issued and outstanding: 10,441,251 shares at March 31, 2017 (unaudited) and December 31, 2016	10	10
Additional Paid-in capital	5,519	5,519
Accumulated deficit	(9,893)	(9,689)

Total stockholders' deficiency	(4,364)	(4,160)

Total liabilities and stockholders' deficiency	$454	$550

The accompanying notes are an integral part of the condensed consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
	Unaudited

Operating expenses:
Research and development	$1	$85	$199
General and administrative	83	44	432

Total operating expenses	84	129	631

Financial expenses, net	120	29	285

Net loss	$204	$158	$916

Net loss per share:
Basic and diluted net loss per share	$0.02	$0.02	$0.09

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	10,441,251	10,441,251	10,441,251

Other comprehensive loss:

Available-for-sale investments:
Changes in net unrealized loss (gain) from investment in Parent Company	-	42	(34)

Total other comprehensive loss	$-	$42	$(34)

Comprehensive loss	$204	$200	$882

The accompanying notes are an integral part of the condensed consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders’
	Number	Amount	capital	deficit	loss	deficiency
	Unaudited

Balance as of January 1, 2016	10,441,251	$10	$5,516	$(8,773)	$(34)	$(3,281)

Stock-based compensation	-	-	2	-	-	2
Unrealized loss from investment in Parent Company	-	-	-	-	(42)	(42)
Net loss	-	-	-	(158)	-	(158)

Balance as of March 31, 2016 (unaudited)	10,441,251	$10	$5,518	$(8,931)	$(76)	$(3,479)

	Common Stock		Additional paid-in	Accumulated	Accumulated	Total stockholders’
	Number	Amount	capital	deficit	other comprehensive	deficiency
Balance as of January 1, 2017	10,441,251	$10	$5,519	$(9,689)	$-	$(4,160)
Net loss	-	-	-	(204)	-	(204)
Balance as of March 31, 2017 (unaudited)	10,441,251	$10	$5,519	$(9,893)	$-	$(4,364)

The accompanying notes are an integral part of the condensed consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
	Unaudited

Cash flows from operating activities:

Net loss	$(204)	$(158)	$(916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	-	2	3
Depreciation	-	*-)	*-)
Decrease (increase) in other accounts receivable	3	(34)	(7)
Decrease in other account payables and accrued expenses	(2)	(63)	(40)
Impairment loss of investment in Parent Company	86	-	162
Increase in Parent Company	110	217	769
Changes in fair value of the derivative related to service agreement	-	-	*-)

Net cash provided by (used in) operating activities	(7)	(36)	33

Change in cash and cash equivalents	(7)	(36)	(29)
Cash and cash equivalents at the beginning of the period	13	42	42

Cash and cash equivalents at the end of the period	$6	$6	$13

*) Representing an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	OphthaliX Inc. (the “Company” or “OphthaliX”), originally incorporated in the State of Nevada on December 10, 1999 under the name Bridge Capital.com Inc., was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management Inc. (“Denali”), in March 2001. Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry. Denali operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects.

In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity, becoming a public shell company in the U.S.

Eye-Fite Ltd. (“Eye-Fite” or the “Subsidiary”) was founded on June 27, 2011 in contemplation of the execution of a transaction between Can-Fite BioPharma Ltd. (the “Parent company” or “Can-Fite”), a public company in Israel and U.S, and the Company, as further detailed in Note 1b.

Following the transaction, Denali changed its name to OphthaliX Inc. and also changed its corporate domicile from Nevada to Delaware. In addition, the Company and its Subsidiary conducted research and development activities using an exclusive worldwide license for CF101, a synthetic A3 adenosine receptor, or A3AR, agonist (known generically as IB-MECA) solely for the field of ophthalmic diseases after the consummation of the transaction (see also Note 1b2).

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

In November 2016, the Company’s Board of Directors abandoned the voluntary dissolution and liquidation of the Company. Subsequently, on November 15, 2016, the Company entered into a non-binding letter of intent with an Israeli company for the acquisition of such company by way of a reverse triangular merger. The proposed reverse merger is subject to signing of definitive transaction documents and the completion of closing conditions. There can be no assurance that the transactions contemplated by the letter of intent will be completed.

As of December 31, 2016, the Company ceased all research and development operations.

b.	Reverse Recapitalization and related arrangements:

1.	Recapitalization:

On November 21, 2011 (the “Closing Date”), Can-Fite purchased 8,000,000 shares of the Company’s Common Stock, par value $ 0.001 per share in exchange for all of the issued and outstanding ordinary shares of Eyefite pursuant to the terms of a stock purchase agreement (the “Purchase Agreement”). As a result, Eyefite became a wholly-owned subsidiary of the Company and Can-Fite became its majority stockholder and a parent company.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

b.	Reverse Recapitalization and related arrangements (Cont.):

1.	Recapitalization (Cont.):

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

Simultaneously with the transactions described above, the Company completed a private placement of shares of Common Stock for gross proceeds of $3,330 through the sale of 646,776 shares to third party investors and sold 466,139 shares of Common Stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite (representing approximately 2.5% of Can-Fite’s issued and outstanding share capital as of the Closing Date), valued at $2,400 and 97,112 shares to Can-Fite for gross proceeds of $500. As of March 31, 2017, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 1.4% of Can-Fite’s outstanding share capital.

In contemplation of the recapitalization transaction, on November 21, 2011, the Board of Directors, complying with the undertaking taken as part of the recapitalization of the Company on November 21, 2011, formerly resolved to issue to certain investors and Can-Fite, 1,455,228 and 1,267,315 warrants to acquire 323,384 and 281,625 shares of Common Stock of the Company, respectively (the “Warrants”). The exercise price of such Warrants was $7.74 per share. The Warrants were exercisable for a period of five years from their date of grant and did not contain any non- standard anti-dilution provisions. The warrants expired on November 20, 2016.

The transaction was accounted for as a reverse recapitalization which is outside the scope ASC 805, “Business Combinations”. Under reverse capitalization accounting, EyeFite is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former shareholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of EyeFite since inception.

2.	License and research and development services from Can-Fite:

In connection with the consummation of the recapitalization transaction, the Company and Can-Fite entered into a license agreement, pursuant to which Can-Fite granted EyeFite a sole and exclusive worldwide license for the use of CF101, solely in the field of ophthalmic diseases (“CF101”). EyeFite was obligated to make to the U.S. National Institutes of Health (“NIH”), with regard to the patents of which are included in the license to EyeFite, for as long as the license agreement between the Company and NIH remains in effect, a nonrefundable minimum annual royalty fee and potential future royalties of 4.0% to 5.5% on net sales.

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. As of December 31, 2016, the Company accrued an amount of $100 related to DES phase III clinical trial and $75 related to the glaucoma Phase II clinical trial. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. As of March 31, 2017, the Company did not reach any milestone or generate revenue that would trigger additional payments to Can-Fite.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

2.	License and research and development services from Can-Fite (Cont.):

In addition, following the closing of the recapitalization transaction, Can-Fite, OphthaliX and EyeFite entered into a service agreement (the “Service Agreement”). Pursuant to the terms of the Service Agreement, Can-Fite will manage the research and development activities relating to pre-clinical and clinical studies for the development of the ophthalmic indications of CF101. In consideration for Can-Fite’s services, EyeFite will pay to Can-Fite a service fee (consisting of all expenses and costs incurred by Can-Fite plus 15%). In addition, the Company is committed to future additional payments equal to 2.5% of any and all proceeds received by EyeFite relating to the activities regarding the drug (the “Additional Payment”).

According to the Service Agreement, Can-Fite had the right, to convert the Additional Payment into an additional 480,022 shares of Common Stock of the Company for total consideration of $2,471 (subject to adjustment in certain circumstances). As of December 31, 2016, such right expired.

c.	During the three month period ended March 31, 2017, the Company incurred operating losses and had negative operating activity amounting to $84 and $7, respectively. The Company will be required to obtain additional liquidity resources in the near term. In addition, in February 2013, as last updated in August 2015, the Company obtained a formal letter from Can-Fite stating that Can-Fite agreed to defer the payments under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company that will allow such payments. Also, in August 2015, Can-Fite issued another financial support letter, pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which were in excess of the Company’s available cash to finance its operations, including cash generated from any future sale of Can-Fite shares. Any related balance on amounts owed bore interest at a rate of 3% per annum. Both letters expired on October 10, 2016. On November 14, 2016 Can-Fite agreed to extend the support letter under the same terms and conditions in order to fund the Company’s operations. Such letter expired on February 28, 2017. Deferred payments under the Services Agreement are currently due.. As of March 31, 2017, the deferred payments to Can-Fite totaled $4,569.

There are no assurances that the Company will be able to obtain an adequate level of financial resources in the next twelve months. The Company will have a severe negative impact on its ability to remain a viable company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	UNAUDITED CONDENSED FINANCIAL STATEMENTS

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheets as of December 31, 2016, included herein were derived from the audited consolidated financial statements for the year ended December 31, 2016. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period. The information included in this interim report should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2016 are applied consistently in these condensed financial statements. For further information, refer to the consolidated financial statements as of December 31, 2016.

NOTE 3:-	FAIR VALUE MEASUREMENTS

The following table provides information by value level for financial assets that are measured at fair value, as defined by ASC 820, on a recurring basis, as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3
	Unaudited

Investment in Parent Company	$444	$444	$-	$-

Total Financial Assets, net	$444	$444	$-	$-

	December 31, 2016
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$530	$530	$-	$-

Total Financial Assets, net	$530	$530	$-	$-

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	STOCKHOLDERS' DEFICIENCY

a.	Shares of Common Stock:

The shares of Common Stock represent the legal acquirer, meaning OphthaliX’s share capital as of the transaction date.

Shares of Common Stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and the right to receive dividends, if declared.

On July 18, 2013, the Company’s stockholders approved a reverse stock split of one share for each four and one-half shares outstanding (1:4.5) (the “Reverse Split”) which became effective as of the close of business on August 6, 2013. All shares of Common Stock, warrants, options, per share data and exercise prices included in these consolidated financial statements and notes for all periods presented have been retroactively adjusted to reflect the Reverse Split with respect to the Company’s shares of Common Stock.

b.	Warrants:

In contemplation with the Reverse Recapitalization, it was agreed that for each four shares of Common Stock purchased by the investors and Can-Fite, they will be granted by the Company nine warrants to acquire two share of Common Stock of the Company. The exercise price of the warrants was $7.74 per share of Common Stock. The warrants were exercisable for a period of five years from their date of grant. The warrants did not contain nonstandard anti-dilution provisions. In November 2016, all such warrants expired.

According to ASC 815-40-15 and 25 instructions, the Company’s management evaluated whether the warrants are entitled to the scope exception in ASC 815-10-15-74 (as the warrants meet the definition of a derivative under ASC 815-10-15-83). Based on their straight forward terms (i.e., fix exercise price, no down-round or other provisions that will preclude them from being considered indexed to the Company’s own stock), the Company’s management concluded the warrants should be classified as equity at inception.

In contemplation of the transaction, the Company issued a total of 532,870 fully vested warrants to acquire 118,415 shares of Common Stock to consultants and brokers involved in the transaction. These warrants were exercisable upon the payment of $5.148 per share of Common Stock. In November 2016, all such warrants expired.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	RELATED PARTY TRANSACTIONS

The Company has several related party balances and transaction mainly in connection with the License Agreement with the Parent Company (see also Note 1b2). Details of the transactions with related parties are depicted in the following tables:

Transactions with related parties:

	Three months ended March 31,
	2017			2016

Research and development expenses (1)		$1		$85

General and administrative expenses (1)	$	-*	)	$4

Finance expenses, net (1) (2)		$110		$27

*) Representing amount less than $1

Balances with Related Parties:

	March 31.	December 31,
	2017	2016

Parent Company (1)	$(4,569)	$(4,459)

Investment in Parent Company (2)	$444	$530

Other account payables and accrued expenses (1)	$(175)	$(175)

(1)	Related to Service Agreement (see also Note 1b2).
(2)	Related to Investment in Parent Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of income and cash flows. This section should be read in conjunction with our Annual Report on Form 10-K for the Year Ended December 31, 2016 and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars and rounded.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements.

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

Description of Business

We were a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic disorders. We hold an in-license from our majority shareholder and parent, Can-Fite BioPharma Ltd., or Can-Fite, to certain patents and patent applications protecting the use in the ophthalmic field of a drug under development, a synthetic A3 adenosine receptor, or A3AR, agonist, CF101 (known generically as IB-MECA).

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

Results of Operations -Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016

Operating expenses:
Research and development	$1,000	$85,000
General and administrative	83,000	44,000
Total operating costs	84,000	129,000
Financial expenses, net	120,000	29,000
Net loss	$204,000	$158,000

Operating Expenses

Research and development expenses. Research and development expenses were $1,000 for the three months ended March 31, 2017, compared to $85,000 for the three months ended March 31, 2016, a decrease of $84,000 or 99%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma was in its final stages during 2016 and that no material research and development expenses were incurred in the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses. General and administrative expenses were $83,000 for the three months ended March 31, 2017, compared to $44,000 for the three months ended March 31, 2016, an increase of $39,000 or 89%. The increase in general and administrative expenses was primarily due to increased legal expenses.

Financial Expenses

Financial expenses, net were $120,000 for the three months ended March 31, 2017 compared to financial expenses, net of $29,000 for the three months ended March 31, 2016, a change of $91,000 or 314%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite and impairment loss of investment in Parent Company. The increase of financial expenses, net was mainly attributable to impairment loss of investment in Parent Company.

Net Loss

As a result of the foregoing, we incurred a net loss of $204,000 for the three months ended March 31, 2017 compared $158,000 for the three months ended March 31, 2016, an increase of $46,000 or 29%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2017 and December 31, 2016, we had $6,000 and $13,000 in cash and cash equivalents, a working capital deficit of $4,364,000 and $4,160,000 and an accumulated deficit of $9,893,000 and $9,689,000, respectively. The increase in working capital deficit was primarily due to our expenses financed by our Parent Company and impairment loss of investment in Parent Company.

Net cash used in operating activities was $7,000 for the three months ended March 31, 2017, compared with net cash used in operating activities of $36,000 for the three months ended March 31, 2016. The decrease in net cash used in operating activities was primarily related to changes in other accounts receivable, other account payables and accrued expenses and related parties and impairment loss of investment in Parent Company.

There was no net cash used in investing and provided by financing activities for the three months ended March 31, 2017 and 2016.

We have no current source of revenue. In February 2013, as last updated in August 2015, we obtained a formal letter from Can-Fite stating that Can-Fite agreed to defer the payments under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company that will allow such payments. Also, in August 2015, Can-Fite issued another financial support letter, pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which were in excess of the Company's available cash to finance its operations, including cash generated from any future sale of Can-Fite shares. Any related balance on amounts owed bore interest at a rate of 3% per annum. Both letters expired on October 10, 2016. On November 14, 2016, Can-Fite agreed to extend the support letter under the same terms and conditions in order to fund the Company's operations. Such letter expired on February 28, 2017. Deferred payments under the Services Agreement are currently due. As of March 31, 2017, the deferred payments to Can-Fite totaled $4,569,000.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for December 31, 2016 included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: May 8, 2017	By	/s/ Pnina Fishman,
Pnina Fishman, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	By	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer
(Principal Financial Officer)