Form 10-Q
period 2017-09-30
OphthaliX, Inc.
filed 2017-11-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The number of shares outstanding of the registrant’s Common Stock on November 13, 2017 was 10,441,251.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Comprehensive Loss	2

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5 - 13

- - - - - - - - - - - - - - -

OPHTHALIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30, 2017	December 31, 2016
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11	$13
Investment in Parent Company	383	530
Other accounts receivable	-	7

Total current assets	394	550

Total assets	$394	$550

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Related company	$4,942	$4,459
Other accounts payable and accrued expenses	214	251

Total current liabilities	5,156	4,710

STOCKHOLDERS’ DEFICIENCY:
Share capital
Preferred Stock - Authorized: 1,000,000 shares at September 30, 2017 (unaudited) and December 31, 2016; Issued and outstanding: 0 shares at September 30, 2017 (unaudited) and December 31, 2016
Common Stock of $0.001 par value - Authorized: 100,000,000 shares at September 30, 2017 (unaudited) and December 31, 2016; Issued and outstanding: 10,441,251 shares at September 30, 2017 (unaudited) and December 31, 2016	10	10
Additional Paid-in capital	5,519	5,519
Accumulated deficit	(10,291)	(9,689)

Total stockholders’ deficiency	(4,762)	(4,160)

Total liabilities and stockholders’ deficiency	$394	$550

The accompanying notes are an integral part of the condensed consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited

Operating expenses:
Research and development	$11	$158	$2	$30	$199
General and administrative	342	293	126	185	432

Total operating expenses	353	451	128	215	631

Financial expenses, net	249	88	44	29	285

Net loss	$602	$539	$172	$244	$916

Net loss per share:
Basic and diluted loss per share	$0.06	$0.05	$0.02	$0.02	$0.09
Weighted average number of Common Stocks used in computing basic and diluted net loss per share	10,441,251	10,441,251	10,441,251	10,441,251	10,441,251

Other comprehensive loss

Available-for-sale investments:
Changes in net unrealized (gain) loss from investment in Parent Company	$-	$62	$-	$(7)	$(34)

Total other comprehensive (income) loss	$-	$62	$-	$(7)	$(34)

Comprehensive loss	$602	$601	$172	$237	$882

The accompanying notes are an integral part of the condensed consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

U.S. dollars in thousands, except share and per share data

					Accumulated
	Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders’
	Number	Amount	capital	deficit	loss	deficiency
	Unaudited

Balance as of January 1, 2016 (audited)	10,441,251	$10	$5,516	$(8,773)	$(34)	$(3,281)

Stock-based compensation	-	-	3	-	-	3
Unrealized loss from investment in Parent Company	-	-	-	-	(62)	(62)
Net loss	-	-	-	(539)	-	(539)

Balance as of September 30, 2016	10,441,251	$10	$5,519	$(9,312)	$(96)	$(3,879)

					Accumulated
	Common Stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders’
	Number	Amount	capital	deficit	loss	deficiency
	Unaudited

Balance as of January 1, 2017 (audited)	10,441,251	$10	$5,519	$(9,689)	$-	$(4,160)

Net loss	-	-	-	(602)	-	(602)

Balance as of September 30, 2017	10,441,251	$10	$5,519	$(10,291)	$-	$(4,762)

The accompanying notes are an integral part of the condensed consolidated financial statements

OPHTHALIX INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited

Cash flows from operating activities:

Net loss	$(602)	$(539)	$(172)	$(244)	$(916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	-	3	-	-	3
Depreciation	-	- *)	-	-	- *)
Decrease (increase) in other accounts receivable	7	(11)	-	12	(7)
Decrease in other account payables and accrued expenses	(37)	22	(29)	114	(40)
Impairment loss of investment in Parent Company	147	-	10	-	162
Increase in Parent Company	483	498	184	107	769
Changes in fair value of the derivative related to service agreement	-	-	-	-	- *)

Net cash provided by (used in) operating activities	(2)	(27)	(7)	(11)	(29)

Change in cash and cash equivalents	(2)	(27)	(7)	(11)	(29)
Cash and cash equivalents at the beginning of the period	13	42	18	26	42

Cash and cash equivalents at the end of the period	$11	$15	$11	$15	$13

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

In November 2016, the Company’s Board of Directors abandoned the voluntary dissolution and liquidation of the Company. Subsequently, on November 15, 2016, the Company entered into a non-binding letter of intent with an Israeli company for the acquisition of such company by way of a reverse triangular merger. The proposed reverse merger was signed on May 21, 2017. For more information regarding the Merger Agreement refer also to Note 1d.

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

Simultaneously with the transactions described above, the Company completed a private placement of shares of Common Stock for gross proceeds of $3,330 through the sale of 646,776 shares to third party investors and sold 466,139 shares of Common Stock to Can-Fite in exchange for 714,922 ordinary shares of Can-Fite (representing approximately 2.5% of Can-Fite’s issued and outstanding share capital as of the Closing Date), valued at $ 2,400 and 97,112 shares to Can-Fite for gross proceeds of $500. As of September 30, 2017, the Company holds 446,827 Can-Fite ordinary shares, representing approximately 1.35% of Can-Fite’s outstanding share capital.

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

In addition, the Company will be obligated to make certain milestone payments ranging from $25 to $500 upon the achievement of various development milestones for each indication. As of December 31, 2016, the Company accrued an amount of $100 related to DES Phase III clinical trial and $75 related to the glaucoma Phase II clinical trial. Eye-Fite will also be required to make payments of 20% of sublicensing revenues, excluding royalties and net of the required milestone payments. As of September 30, 2017, the Company did not reach any milestone or generate revenue that would trigger additional payments to Can-Fite.

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

According to the Service Agreement, Can-Fite had the right, to convert the Additional Payment into an additional 480,022 shares of Common Stock of the Company for total consideration of $2,471 (subject to adjustment in certain circumstances). Such right has been expired.

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

c.	During the nine months’ period ended September 30, 2017, the Company incurred operating losses and has accumulated deficit as of September 30, 2017 amounting to $353 and $10,291, respectively. The Company will be required to obtain additional liquidity resources in the near term. In addition, in February 2013, as last updated in August 2015, the Company obtained a formal letter from Can-Fite stating that Can-Fite agrees to defer the payments under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company that will allow such payments. Also, in August 2015, Can-Fite issued another financial support letter, pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which are in excess of the Company’s available cash to finance its operations, including cash generated from any future sale of Can-Fite shares. Any related balance on amounts owed bear interest at a rate of 3% per annum. Such letter expired on October 10, 2016 but was extended on November 14, 2016 by Can-Fite under the same terms and conditions in order to fund the Company’s operations. Such letter shall expire on the earlier of (1) completion of signed reverse merger transaction as described in note 1a above, or (2) decision of OphthaliX to cease any action in relation to such merger, or (3) February 28, 2017. Deferred payments under the Services Agreement are currently due. As of September 30, 2017, the deferred payments to Can-Fite totaled $4,942. Such deferred payments will be waived by Can-Fite upon the closing of the merger transaction with Wize (see also Note 1d).

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Wize common stock that is issued and outstanding will be automatically cancelled and converted into the right to receive that number of validly issued, fully paid and non-assessable shares of Company common stock equal to an initial exchange ratio of 5.3681 shares of OphthaliX common stock for each one Wize ordinary share (as may be adjusted, the “Exchange Ratio”). To that end, as a result a private placement conducted by Wize, the Exchange Ratio adjusted to 4.1781 shares of Company common stock for each one Wize ordinary share. Each convertible note or loan to purchase Wize ordinary shares existing at the time of the Merger Agreement (the “Convertible Loans”) will constitute a convertible note to purchase the number of shares of Company common stock equal to the number of Wize ordinary shares that were subject to a Convertible Loan immediately prior to the Effective Time multiplied by the Exchange Ratio at a proportionally adjusted conversion price. In this respect, it was further agreed that the conversion of all or part of such Convertible Loans (including future investment rights to the holders thereof upon such conversion (the “Future Investment Rights”) and the shares issuable upon exercise of the Future Investment Rights), whether before or after the Effective Time, shall not modify the Exchange Ratio.

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

The unaudited Condensed Consolidated Financial Statements of OphthaliX Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheets as of December 31, 2016, included herein were derived from the audited consolidated financial statements for the year ended December 31, 2016. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period. The information included in this interim report should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table provides information by value level for financial assets that are measured at fair value, as defined by ASC 820, on a recurring basis, as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3
	Unaudited

Investment in Parent Company	$383	$383	$-	$-

Total Financial Assets, net	$383	$383	$-	$-

	December 31, 2016
	Fair value measurements
Description	Fair Value	Level 1	Level 2	Level 3

Investment in Parent Company	$530	$530	$-	$-

Total Financial Assets, net	$530	$530	$-	$-

OPHTHALIX INC. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	STOCKHOLDERS’ DEFICIENCY

a.	Shares of Common Stock:

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

In 2012, the Company’s Board of Directors approved the adoption of the 2012 Stock Incentive Plan (the “2012 Plan”). An Israeli annex was subsequently adopted in 2013 to comply with the requirements set by the Israeli law in general and in particular with the provisions of section 102 of the Israeli tax ordinance. Under the 2012 Plan and Israeli annex, the Company may grant its officers, directors, employees and consultants, stock options, restricted stocks and Restricted Stock Units (“RSUs”) of the Company. Each Stock option granted shall be exercisable at such times and terms and conditions as the Company’s Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years. Upon the adoption of the 2012 Plan, the Company reserved for issuance 1,088,888 shares of Common Stock, $0.001 par value each. As of September 30, 2017, the Company has 971,388 shares of Common Stock available for future grant under the 2012 Plan.

During the nine months’ periods ended September 30, 2017 and 2016, no stock options have been granted.

The below is a summary of the Company’s options activity for employees under Company’s 2012 Plan:

	Nine months ended September 30, 2017
Description	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2017	117,500	7.96	5.8	$-
Outstanding as of September 30, 2017	117,500	7.96	5.2	$-

Vested and expected to be vested	117,500	7.96	5.2	$-
Exercisable as of September 30, 2017	117,500	7.96	5.2	$-

As of September 30, 2017, there is no aggregated intrinsic value of outstanding and exercisable options. The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount is impacted by the changes in the fair market value of the Company’s shares.

Stock-based compensation expenses recognized during the nine months’ periods ended September 30, 2017 and 2016 totaled to $0 and $3, respectively.

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

The Company has several related party balances and transaction mainly in connection with the License Agreement with the Parent Company (see also Note 1b2). Details of the transactions with related parties are depicted in the following tables:

Transactions with related parties:

	Nine months ended September 30,			Three months ended September 30,
	2017		2016	2017		2016

Research and development expenses (1)		$10	$157		$1	$30

General and administrative expenses (1)	$	*)	$6	$	*)	$1

Finance expenses, net (1) (2)		$98	$85		$65	$30

*) Representing an amount less than $1

Balances with Related Parties:

	September 30,	December 31,
	2017	2016

Parent Company (1)	$(4,942)	$(4,459)

Investment in Parent Company (2)	$383	$530

Other account payables and accrued expenses (1)	$(175)	$(175)

(1)	Related to Service Agreement (see also Note 1b2).
(2)	Related to Investment in Parent Company.

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

Subsequently, on May 21, 2017, OphthaliX and a wholly-owned private Israeli subsidiary of the Company, Bufiduck Ltd. (“Merger Sub”), and Wize Pharma, an Israeli company listed on the Tel Aviv Stock Exchange currently focused on the treatment of ophthalmic disorders, including dry eye syndrome, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Wize, with Wize becoming a wholly-owned subsidiary of OphthaliX and the surviving corporation of the merger (the “Merger”). On October 31, 2017, OphthaliX, Merger Sub and Wize Pharma entered into an amendment to the Merger Agreement which extended the expiration date of the Merger Agreement until November 30, 2017. The parties intend to effect the Merger and the other transactions contemplated under the Merger Agreement by way of an Israeli court-approved plan of arrangement among the Merger Sub and Wize and their respective shareholders and (if applicable) creditors, in accordance with Sections 350 and 351 of the Israeli Companies Law of 1999, as amended.

Ophthalix expects the Merger to close on November 16, 2017.

OphthaliX has no active business operations and is deemed to be a “shell company” as defined in Rule 12b-2 of the Exchange Act.

Results of Operations -Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016

Operating expenses:
Research and development	$11,000	158,000
General and administrative	342,000	293,000
Total operating costs	353,000	451,000
Financial expenses, net	249,000	88,000
Net loss	$602,000	539,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products.

Operating Expenses

Research and development expenses. Research and development expenses were $11,000 for the nine months ended September 30, 2017, compared to $158,000 for the nine months ended September 30, 2016, a decrease of $147,000 or 93%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma was in its final stages during 2016 and that no material research and development expenses were incurred in the nine months ended September 30, 2017.

General and administrative expenses. General and administrative expenses were $342,000 for the nine months ended September 30, 2017, compared to $293,000 for the nine months ended September 30, 2016, an increase of $49,000 or 17%. The increase in general and administrative expenses was primarily due to increase of professional services in connection to the Merger with Wize.

Financial Expenses, net

Financial expenses, net were $249,000 for the nine months ended September 30, 2017 compared to financial expenses of $88,000 for the nine months ended September 30, 2016, a change of $161,000 or 183%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite and impairment loss of investment in Parent Company. The increase of financial expenses, net was mainly attributable to impairment loss of investment in Parent Company.

Net Loss

As a result of the foregoing, we incurred a net loss of $602,000 for the nine months ended September 30, 2017 compared $539,000 for the nine months ended September 30, 2016, an increase of $63,000 or 12%.

Results of Operations -Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016

Operating expenses:
Research and development	$2,000	30,000
General and administrative	126,000	185,000
Total operating costs	128,000	215,000
Financial expenses, net	44,000	29,000
Net loss	$172,000	244,000

Revenues

We did not generate any revenues from operations. We had no revenues because we do not have any commercial products.

Operating Expenses

Research and development expenses. Research and development expenses were $2,000 for the three months ended September 30, 2017, compared to $30,000 for the three months ended September 30, 2016, a decrease of $28,000 or 93%. The decrease in research and development expenses is primarily related to the fact that the Phase II CF101 study for glaucoma was in its final stages during 2016 and that no material research and development expenses were incurred in the three months ended September 30, 2017.

General and administrative expenses. General and administrative expenses were $126,000 for the three months ended September 30, 2017, compared to $185,000 for the three months ended September 30, 2016, a decrease of $59,000 or 32%. The decrease in general and administrative expenses was primarily due to decrease of professional services in connection to the Merger with Wize.

Financial Expenses, net

Financial expenses, net were $44,000 for the three months ended September 30, 2017 compared to financial expenses of $29,000 for the three months ended September 30, 2016, a change of $15,000 or 52%. Financial expenses, net consisted primarily of interest expenses due to deferred payments to our majority shareholder and parent company, Can-Fite and impairment loss of investment in Parent Company. The increase of financial expenses, net was mainly attributable to impairment loss of investment in Parent Company.

Net Loss

As a result of the foregoing, we incurred a net loss of $172,000 for the three months ended September 30, 2017 compared $244,000 for the three months ended September 30, 2016, a decrease of $72,000 or 30%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2017 and December 31, 2016, we had $11,000 and $13,000 in cash and cash equivalents, a working capital deficit of $4,762,000 and $4,160,000 and an accumulated deficit of $10,291,000 and $9,689,000, respectively. The increase in working capital deficit was primarily due to our expenses financed by our Parent Company and impairment loss of investment in Parent Company.

Net cash used in operating activities was $2,000 for the nine months ended September 30, 2017, compared with net cash used in operating activities of $27,000 for the nine months ended September 30, 2016, a change of $25,000 or 93%. The decrease in net cash used in operating activities was primarily related to decrease in the net loss amounted to $63,000, decrease in the stock-based compensation expenses amounted to $3,000, increase in the Impairment loss of investment in Parent Company amounted to $147,000, changes in other accounts receivable, other account payables and accrued expenses and related parties amounted to $56,000.

There was no net cash used in investing and provided by financing activities for the nine months ended September 30, 2017 and 2016.

We have no current source of revenue. In February 2013, as last updated in August 2015, we obtained a formal letter from Can-Fite stating that Can-Fite agreed to defer the payments under the Services Agreement from January 31, 2013 for the performance of the clinical trials of CF101 in ophthalmic indications until the completion of a fundraising by the Company that will allow such payments. Also, in August 2015, Can-Fite issued another financial support letter, pursuant to which it committed to cover any shortfall in the costs and expenses of operations of the Company which were in excess of the Company’s available cash to finance its operations, including cash generated from any future sale of Can-Fite shares. Any related balance on amounts owed bore interest at a rate of 3% per annum. Both letters expired on October 10, 2016. On November 14, 2016, Can-Fite agreed to extend the support letter under the same terms and conditions in order to fund the Company’s operations. Such letter expired on February 28, 2017. Deferred payments under the Services Agreement are currently due. As of September 30, 2017, the deferred payments to Can-Fite totaled $4,942,000.

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

Critical Accounting Policies

Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the financial statements for the nine months ended September 30, 2017 included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2017.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 23, 2017.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OphthaliX Inc.

Date: November 14, 2017	By	/s/ Pnina Fishman,
Pnina Fishman, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By	/s/ Itay Weinstein
Itay Weinstein, Chief Financial Officer
(Principal Financial Officer)

