Form 10-K
period 2017-12-31
Wize Pharma, Inc.
filed 2018-03-29
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-52545

Wize Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5b Hanagar Street, Hod Hasharon, Israel, 4527708

(Address of principal executive offices)

Issuer’s telephone number: +972 (72) 260-0536

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒
(Do not check if a smaller reporting company)	Emerging growth company: ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $945,458 computed by reference to the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2018, there were 4,925,742 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission, or the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below.

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A - “RISK FACTORS,” beginning on page 35 of this Annual Report. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	we have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on our indebtedness and subjecting us to additional risks;

●	we need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A (“LO2A”) and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our license agreement for LO2A may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans for its business and product candidate;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and its ability to operate its business without infringing the intellectual property rights of others;

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and its industry; and

●	statements as to the impact of the political and security situation in Israel on our business.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. In evaluating forward-looking statements, you should consider these risks and uncertainties.

ii

PART I

Throughout this Annual Report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc. (formerly known as OphthaliX, Inc.), a Delaware corporation, and its wholly-owned Israeli subsidiary, Wize Pharma Ltd. (“Wize Israel”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.495 to one U.S. dollar, the exchange rate reported by the Bank of Israel for March 21, 2018.

On March 5, 2018, we effected a reverse stock split of our Common Stock at a ratio of one for twenty-four (1:24), or the Reverse Stock Split. Unless otherwise indicated, all share and per share amounts included in this Annual Report have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

Wize Pharma, Inc.®, the Wize logo and other trademarks or service marks of Wize appearing in this Annual Report are the property of Wize or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

ITEM 1. BUSINESS.

Overview

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including dry eye syndrome (“DES”). We have in-licensed certain rights to purchase, market, sell and distribute a formula known as LO2A, a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”).

LO2A is currently registered and marketed by its inventor in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES and CCH and in the Netherlands for the treatment of DES and Sjögren’s.

We intend to market LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and Sjögren’s in the United States, Israel, Ukraine and the People’s Republic of China (“China”), subject to certain conditions (collectively, the “Licensed Territories”), the territories that we have licensed LO2A, and in additional territories, subject to purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. Currently, we have a distribution agreement for marketing in Israel, where LO2A is approved for the treatment of DES only, a distribution agreement for marketing in Ukraine, where LO2A is in the approval process for the treatment of DES and CCH, and a framework agreement for distribution in China, where the preparation for the registration process commenced in December 2017 by the Chinese Distributor (as defined below). The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II clinical trial that we are currently conducting.

We plan to engage local or multinational distributors to handle the distribution of LO2A. In particular, we intend to engage, subject to obtaining the requisite rights in LO2A, pharmaceutical companies or distributors around the world with relevant marketing capabilities in the pharmaceutical field, in order for such pharmaceutical companies to sell LO2A, with us prioritizing those territories where we may expedite the registration process of LO2A based on existing knowledge and studies previously conducted on LO2A, without requiring additional studies.

In February 2018, we received Institutional Review Board (IRB) approval for the protocol of our planned Phase IV study, which is a randomized, double-masked, study of LO2A versus Alcon’s Systane® Ultra UD, an over-the-counter lubricant eye drop product used to relieve dry and irritated eyes (the “Phase IV Study”). The Phase IV Study will take place in Israel and will evaluate the safety and efficacy of LO2A for symptomatic improvement of DES in 60 adult patients with Sjögren’s. Enrolled patients will be randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. Drops will be administered topically to the eye over a three month period. This Phase IV Study is designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China, Ukraine and Israel. We enrolled our first patient in the Phase IV Study in the end of March 2018. We currently do not have sufficient funds to complete the Phase IV Study. The completion of such study is contingent upon our ability to raise additional funds.

Historical Background and Corporate Details

We were originally incorporated in the State of Nevada on December 10, 1999, under the name Bridge Capital.com, Inc., which was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management, Inc., or Denali, in March 2001. Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry and operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects. In December 2005, Denali ceased its principal business operations and focused its efforts on seeking a business opportunity.

Denali consummated a reverse merger transaction on November 21, 2011, in connection with which the following events occurred:

●	We entered into and completed a stock purchase agreement with Can-Fite BioPharma Ltd. (“Can-Fite”), our former controlling shareholder, whereby Can-Fite purchased 333,333 of shares of our common stock, $0.001 par value (“Common Stock”) in exchange for all of the issued and outstanding ordinary shares of Eye-Fite Ltd. (“Eye-Fite”). As a result of the consummation of the actions contemplated by such agreement, Eyefite became our wholly-owned subsidiary and Can-Fite became our majority stockholder and a parent;

●	Eyefite and Can-Fite entered into a license agreement dated November 21, 2011 (the “Can-Fite License Agreement”) pursuant to which Can-Fite granted to Eyefite a sole and exclusive worldwide license for the use of CF101, Can-Fite’s therapeutic drug candidate, solely in the field of ophthalmic indications; and

●	Eyefite and Can-Fite entered into a services agreement dated November 21, 2011 (the “Eyefite Services Agreement”) pursuant to which Can-Fite managed, as an independent contractor, all activities relating to pre-clinical and clinical studies performed for the development of the ophthalmic indications of CF101.

Upon completion of the reverse merger, and after giving effect to the transactions described above, we had an aggregate of 435,052 issued and outstanding shares of Common Stock. Of these shares, Can-Fite owned approximately 82%. Following the transactions, we, through our wholly owned subsidiary, Eyefite, became a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic diseases.

On January 25, 2012, we changed our name and trading symbol on the OTC Pink to OphthaliX Inc. and OPLI, respectively. On February 6, 2012, our majority stockholder, Can-Fite, approved (a) a change in our state of incorporation from the State of Nevada to the State of Delaware and (b) an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock, from 50,000,000 to 100,000,000. The effective date for these changes was April 2, 2012.

On July 18, 2013, our stockholders approved a reverse stock split of one share of our Common Stock for each four and one-half shares outstanding (1:4.5). The reverse split became effective as of the close of business on August 6, 2013.

On September 21, 2016, after a unanimous vote by our Board of Directors, or Board, on September 19, 2016, our majority stockholder, Can-Fite, approved (1) our voluntary dissolution and liquidation pursuant to a Plan of Dissolution, and (2) the re-election of the following five directors, to comprise the entire board of directors, to serve until the next annual meeting of stockholders and until their successors are elected and qualified: Pnina Fishman, Ilan Cohn, Guy Regev, Roger Kornfeld and Michael Belkin. The Plan of Dissolution was expected to go into effect 20 days after the date an information statement (the “Definitive Information Statement”) was first given to all our stockholders who did not execute the written consent of Can-Fite.

Prior to the distribution of the Definitive Information Statement, on November 10, 2016, our Board of Directors abandoned its voluntary dissolution and liquidation. On the same day, our Board of Directors authorized its entry into a non-binding letter of intent with Wize Israel for a proposed reverse merger. Subsequently, on May 21, 2017, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), with Bufiduck Ltd., a company formed under the laws of the State of Israel and our wholly owned subsidiary (“Merger Sub”) and Wize Israel, which contemplated the merger of Merger Sub with and into Wize Israel, with Wize Israel continuing as the surviving entity and becoming our wholly owned subsidiary (the “Merger”). The dissolution mentioned above was suspended following our agreement with Wize Israel to effect the Merger pursuant to the Merger Agreement and the re-election of directors was not effected.

On October 10, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved, among other matters, (a) an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock, from 100,000,000 to 500,000,000, (b) an amendment to our Certificate of Incorporation to change our name from “OphthaliX, Inc.” to “Wize Pharma, Inc.” immediately prior to the Merger, and (c) the re-election of Pnina Fishman, Ilan Cohn, Guy Regev, Roger Kornberg and Michael Belkin to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified; provided, however, that, if the Merger is completed, our Board of Directors will be reconstituted as described in the proxy statement/prospectus relating to our 2017 Annual Meeting.

On October 31, 2017, Merger Sub, Wize Israel and us entered into an amendment to the Merger Agreement which extended the expiration date of the Merger Agreement until November 30, 2017.

On November 16, 2017 (the “Closing Date”), we were renamed “Wize Pharma, Inc.,” and completed our transaction with Wize Israel in accordance with the terms of the Merger Agreement pursuant to which Merger Sub merged with and into Wize Israel, with Wize Israel surviving as our wholly owned subsidiary. Prior to the Merger, we had no active business and were a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, we have ceased to be a “shell company.”

In connection with the Merger and under the terms of the Merger Agreement:

●	at the effective time of the Merger (the “Effective Time”) each ordinary share of Wize Israel that was issued and outstanding was automatically cancelled and converted into 4.1445791236989 shares of our Common Stock (the “Exchange Ratio”) (not adjusted for the Reverse Stock Split). As a result, an aggregate of 3,915,469 shares of our Common Stock were issued to former Wize Israel shareholders. Our pre-Merger stockholders retained an aggregate of 435,052 shares of our Common Stock;

●	a convertible loan (the “2016 Convertible Loan”) entered into between Wize Israel and Rimon Gold entered into on March 20, 2016 (as amended on March 30, 2016 and December 21, 2017, the “2016 Loan Agreement”) in the principal amount of $531,067 was adjusted based on the Exchange Ratio and became convertible into shares of our Common Stock at a conversion price of $0.9768, subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement;

●	a convertible loan (the “2017 Convertible Loan”, and together with the 2016 Convertible Loan, the “Convertible Loans”) entered into between Wize Israel and Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold Assets Ltd. (“Rimon Gold”)and Shimshon Fisher (“Fisher,” and together with Ridge and Rimon Gold, the “2017 Lenders”), entered into on January 15, 2017 (as amended on December 21, 2017, the “2017 Loan Agreement”) in the principal amount of $822,144, was adjusted based on the Exchange Ratio and became convertible into shares of our Common Stock at a conversion price of $1.1112, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement;

●	under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement, Rimon Gold has the right, until June 30, 2019, to invest up to $796,601, in the aggregate, at an agreed price per share (as adjusted based on the Exchange Ratio and the 2017 Loan Amendment) of $1.308, if we conduct any equity financing (which condition was met in full upon the closing of the 2017 PIPE (as defined below));

●	under the 2017 Loan Agreement, the 2017 Lenders, have the right until June 30, 2019, to invest up to $411,072, in the aggregate, at an agreed price per share (as adjusted based on the Exchange Ratio and the 2017 Loan Amendment) of $1.332;

●	Wize Israel undertook to cause us to issue, to investors in a private placement of Wize Israel that was completed in July and August 2017, warrants to purchase (as adjusted based on the Exchange Ratio) an aggregate of 904,036 shares of our Common Stock at an exercise price of $1.9728 (the “PIPE Warrants”), which PIPE Warrants were granted on November 16, 2017;

●	immediately prior to the Effective Time, we sold on an “as is” basis to Can-Fite all the ordinary shares of Eyefite, in exchange for the irrevocable cancellation and waiver of all indebtedness owed by us and Eyefite to Can-Fite, including approximately $5 million of deferred payments owed by us and Eyefite to Can-Fite and, as part of the purchase of Eyefite, Can-Fite also assumed certain accrued milestone payments in the amount of $175,000 under the Can-Fite License Agreement. In addition, that certain exclusive license of Can-Fite’s CF101 drug candidate for the treatment of ophthalmic diseases granted to us and the Eyefite Services Agreement was terminated pursuant to a Termination of License Agreement and a Termination of Services Agreement that was entered into on the Closing Date;

●	immediately following the Effective Time, Ron Mayron, Yossi Keret, Dr. Franck Amouyal and Joseph Zarzewsky were appointed to our Board of Directors to hold office until the earlier of the next annual meeting where directors will be appointed, such director’s successor is elected and qualified, or until such director’s earlier resignation or removal and following those appointments, Pnina Fishman, Ph.D. Ilan Cohen, Ph.D., Guy Regev and Roger Kornberg, Ph.D. resigned from our Board of Directors. Accordingly, our Board of Directors consists of five members, Ron Mayron, Yossi Keret, Dr. Franck Amouyal, Joseph Zarzewsky and Dr. Michael Belkin;

●	immediately following the Effective Time, Pnina Fishman, Ph.D., Itay Weinstein and Ronen Kantor resigned as our officers and the newly constituted board appointed Or Eisenberg as Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary and Noam Danenberg as Chief Operating Officer;

●	our Common Stock continued to be quoted on the OTC Pink under the new trading symbol “WIZP” until January 4, 2018, when we commenced trading our Common Stock on the OTCQB; and

●	Wize Israel ordinary shares were delisted from the TASE and there was no longer a public trading market for Wize Israel ordinary shares.

Immediately following the completion of the Merger, our pre-Merger stockholders continued to hold 435,052 shares, or 10% of our issued and outstanding Common Stock, and former Wize Israel shareholders own 3,915,469 shares, or 90% of our issued and outstanding Common Stock (both percentages excluding (i) shares of Common Stock issuable upon the exercise of the Convertible Loans, (ii) shares of Common Stock issuable upon the exercise of the Investment Rights (such term is defined on page 67 of this Annual Report), (iii) shares of Common Stock issuable upon the exercise of the PIPE Warrants, and (iv) shares of Common Stock issuable upon the exercise of certain options held by our pre-Merger directors and officers (the “Wize Stock Options”). In the event all the Convertible Loans, Investment Rights, PIPE Warrants and Wize Stock Options were to be exercised in full, then our pre-Merger stockholders and option holders would own 439,948 shares, and their combined ownership percentage would be reduced to approximately 5.4% of our issued and outstanding Common Stock, and the former Wize Israel shareholders and holders of Convertible Loans, Investment Rights, PIPE Warrants and Wize Stock Options on a combined basis would own 7,750,560 shares, or approximately 94.6% of our issued and outstanding Common Stock, assuming, for the purposes of this calculation, a total of 8,190,508 shares of our Common Stock issued and outstanding on a fully diluted basis.

As a result of the Merger, the business of Wize Israel became our ongoing business.

The Merger was accounted for as a reverse recapitalization of us by Wize Israel. Under reverse recapitalization accounting, our assets and liabilities will be recorded, as of the completion of the Merger, at their historical amounts. Consequently, the annual consolidated financial information of Wize Israel for the year ended December 31, 2017 reflects the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. The annual consolidated financial information includes the accounts of Wize Israel since inception and our accounts since the effective date of the reverse recapitalization.

On March 5, 2018, we effected the Reverse Stock Split.

The following is a historical background and corporate history of Wize Israel prior to the Merger:

Wize Israel’s legal and commercial name is Wize Pharma Ltd. It was formed under the laws of the State of Israel as a company limited by shares on June 23, 1982, under the name Eitam Eretz Israel Advanced Industries Ltd. In November 1997, Wize Israel changed its name to Orlil Holdings (1982) Ltd. and in June 2011, Wize Israel changed its name to Star Night Technologies Ltd. In July 2015, Wize Israel changed its name to its current name.

In June 1982, Wize Israel completed its initial public offering in Israel and its ordinary shares began trading on the TASE. Prior to the Merger, Wize Israel’s ordinary shares were traded on the TASE under the symbol “WIZP”. From inception until February 2015, Wize Israel engaged in various businesses and in February 2015 Wize Israel became a public shell company.

In December 2014, an Israeli court approved a creditors arrangement (the “Creditors’ Arrangement”) under the Israeli Companies Law between Wize Israel (then known as Star Night Technologies Ltd.), its creditors and its shareholders, in which Wize Israel was purchased by a group of investors led by Ridge. Upon the completion of the Creditors’ Arrangement, all of Wize Israel’s assets, rights and obligations were transferred to the creditors’ arrangement fund, so that Wize Israel’s equity after the approval of such arrangement was zero and Wize Israel remained a public shell company without any activity, rights or obligations. The Creditors’ Arrangement was completed in February 2015.

Below is a summary of the major business developments in Wize Israel following the completion of the Creditors’ Arrangement and prior to the Merger:

●	On May 1, 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement with Resdevco Ltd. (“Resdevco”), as amended and supplemented thereafter (the “LO2A License Agreement”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute LO2A in the United States, Israel and Ukraine as well as a contingent right to do the same in other countries. For more information about the LO2A License Agreement, see under “- LO2A License Agreement,” beginning on page 8 of this Annual Report.

●	Between April 2015 and August 2017, Wize Israel entered into a series of equity and debt financings, raising a total of approximately NIS 12.6 million (approximately $3.7 million). For more information about these financings, see Item 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” beginning on page 62 of this Annual Report.

●	In August 2016, Wize Israel commenced a Phase II, randomized, double-blind, placebo-controlled, clinical trials to evaluate the safety and efficacy of LO2A for patients suffering from moderate to severe CCH.

Our corporate headquarters are located in Hod Hasharon, Israel. Our telephone number is +972-72-2600536, and our website is located at www.wizepharma.com. This website is an inactive textual reference only and not an active hyperlink. The information on or that can be accessed through our website is specifically not incorporated by reference into this Annual Report, and is not a part of this Annual Report.

The Market Opportunity

We (through Wize Israel) have licensed certain rights to purchase, market, sell and distribute LO2A for the treatment of DES and other ophthalmological illnesses, including CCH and Sjögren’s in the United States, Israel, Ukraine, China and have an option to purchase the rights to additional territories as further described in the LO2A License Agreement below.

Dry Eye Syndrome: DES is an eye disease caused by eye dryness, which, in turn, is caused by either decreased tear production or increased tear film evaporation.  The tear film is comprised of the lower mucous layer which helps the tear film adhere to the eyes, a middle layer of water and an upper oil layer that seals the tear film and prevents evaporation.  The tear film keeps the eye moist, creates a smooth surface for light to pass through the eye, nourishes the front of the eye and provides protection from injury and infection. DES is usually caused by aqueous tear deficiency, or inadequate tear production, whereby the lachrymal gland, the gland that secretes the aqueous layer of the tear film, does not produce sufficient tears to keep the entire conjunctiva, or the tissue inside the eyelids that covers the sclera, and cornea covered by a complete layer of tear film. In rare cases, aqueous tear deficiency may be a symptom of collagen vascular diseases, including rheumatoid arthritis, Wegener’s granulomatosis, an incurable form of vasculitis (the inflammatory destruction of blood vessels), systemic lupus erythematosus, an autoimmune connective tissue disease, Sjögren’s, an autoimmune process in which patients suffer from mouth and eye dryness, and autoimmune diseases associated with Sjögren’s. DES can also be caused by abnormal tear composition resulting in rapid evaporation or premature destruction of tears. Additional causes include, but are not limited to, age, use of certain drugs and the use of contact lenses.

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

In a Market Scope Dry Eye Report (the “Market Scope Report”), it was estimated that in 2016, approximately 344 million people around the world suffered from various levels of DES and Market Scope expects the global dry eye treatments market to total $3.7 billion in 2017 and to reach $4.9 billion in 2022. According to the Market Scope Report, the factors that contribute to the increase in the number of those suffering from DES include the extended viewing of television, computer and Smartphone screens, weather conditions, exposure to air conditioning and increased life expectancy. According to the abovementioned report, the global DES treatments market is expected to grow at a compounded annual growth rate of 5.5 percent, reaching $4.5 billion in 2021. The highest rate of growth is expected to occur in China, India, and other emerging markets where they forecast double-digit compounded annual growth rates due to aging populations, increasing wealth, and improving access to health care.

Conjunctivochalasis: CCH refers to the presence of redundant folds of loose conjunctiva. CCH is thought to be caused by both a gradual thinning and stretching of the conjunctiva that accompanies age and a loss of adhesion between the conjunctiva and underlying sclera due to the dissolution of Tenon’s capsule. A correlation may also exist between eye inflammation and CCH, though it is unclear if this correlation is causal. CCH may also be associated with previous surgery, blepharitis, Meibomian gland disorder, Ehlers-Danlos Syndrome and aqueous tear deficiency. The resulting loose, excess conjunctiva may mechanically irritate the eye and disrupt the tear film and its outflow, leading to dry eye and excess tearing. Most patients with CCH complain of foreign body sensation, tearing, difficulty reading, blurred vision, “red eyes” and general irritation.

Lid Parallel Conjunctival Folds (“LIPCOF”) grading measures the number and severity of the lid-parallel conjunctival folds. LIPCOF grade 0 signifies the absence of conjunctival folds, LIPCOF grade 1 signifies just one conjunctival fold, LIPCOF grade 2 signifies for multiple conjunctival folds, not extending beyond the tear meniscus, and LIPCOF grade 3 signifies multiple conjunctival folds extending above the tear meniscus. The LIPCOF grades show a strong correlation with both the subjective and objective complaints of DES, as well as with the severity of the disease.

The treatment of LIPCOF grade 3 CCH usually requires invasive therapies like surgery or treatment of the conjunctival folds with argon laser or with heat cauterization. A previous study conducted by Resdevco in 2013, has shown Conheal® (Hungarian brand name for LO2A) to be effective in reducing the severity of CCH as measured by a reduction in the (i) LIPCOF score, (ii) Oxford scheme grade and (iii) ocular surface disease index (“OSDI”) and an increase in tear film break-up time (“TFBUT”). This raises the possibility that vision-related quality of life can be significantly improved by conservative therapies even in severe CCH.

There is little epidemiological data for CCH. A community based study in Shanghai reported that in patients over the age of 60, 4% had LIPCOF grade 3 CCH and 16% had LIPCOF grade 2 CCH. In the European Union, about 20% of the population is over the age of 65. From the aforementioned data, it might be assumed, as presented in a study conducted by Dr. Huba J. Kiss and János Németh, that in the total European Union population, 0.8% have LIPCOF grade 3 CCH and 3.2% have LIPCOF grade 2 CCH. Since DES complaints occur in 5.5% to 33.7% of the population, Dr. Kiss and Németh further assumed that the incidence of the CCH-caused DES in the population is about one-third of all DES cases.

Sjögren’s syndrome: Sjögren’s syndrome is a heterogeneous, chronic, inflammatory, autoimmune disease characterized by lymphocytic infiltration of exocrine glands and expression of autoantibodies including antinuclear antibody (ANA), anti-Ro (also termed anti SSA), anti-La (also termed anti SSB) as well as rheumatoid factor (RF). Hypergammaglobulinemia is common as well. Sjögren’s may be an isolated disease, termed primary Sjögren’s syndrome or may accompany another autoimmune diseases, such as lupus, rheumatoid arthritis, or scleroderma, thus termed secondary Sjögren’s syndrome. Clinical presentation varies from mild symptoms such as classic sicca symptoms of dry eyes (xerophthalmia), dry mouth (xerostomia) and parotid gland enlargements to severe systemic symptoms involving multiple organ systems such as fever, fatigue, malaise, arthritis, arthralgia, myalgia, interstitial lung disease, kidney disease, gastrointestinal disease and neurological manifestations. Sjögren’s treatment is highly individualized and is based on a patient’s disease severity, organ involvement and previous response. Mild forms of Sjögren’s may be treated symptomatically with artificial tears and salivary flow stimulation. More severe, systemic manifestations may be treated with high-dose glucocorticoids and immunosuppressive or cytotoxic drugs to suppress the immune system.

Estimations of Sjögren’s prevalence vary from 2.5 million to 4 million patients (Sjögren’s Syndrome Foundation) in the US alone, with a worldwide estimate of up to 7.7 million in the 7 Major Markets (US, France, Germany, Italy, Spain, the UK and Japan) by the year 2024 (Global Data Research). Sjögren’s affects mostly middle aged women (40-50 years of age) with a female to male prevalence ratio of 9:1.

Global Data estimates the drug sales for Sjögren’s in 2014 were approximately $1.1 billion across the markets covered in its forecast. By the end of the forecast period of 2024, sales are estimated to grow to $2.2 billion across the markets covered in its forecast with a Compound Annual Growth Rate of 7.2%. The market size estimate in 2014 includes Salagen (pilocarpine) and Evoxac (cevimeline), the only two agents to ever be approved for Sjögren’s, and the use of off-label agents, such as biologics approved for other autoimmune diseases, and systemic and topical immunosuppressants and corticosteroids. This growth is expected to be driven by the anticipated approval of Orencia for use in patients with Sjögren’s in the US and EU in 2021 and Japan in 2022.

LO2A License Agreement

The following summary of the LO2A License Agreement as well as all summaries of agreements provided herein are qualified to the full text of the agreements, which are filed as exhibits hereto.

In May 2015, Wize Israel entered into the LO2A License Agreement with Resdevco, a company controlled by Professor Shabtay Dikstein, the inventor of LO2A. Pursuant to the LO2A License Agreement, Resdevco granted to Wize Israel (and thereafter, to OcuWize Ltd. (“OcuWize”), Wize Israel’s wholly owned subsidiary, as described below) an exclusive license to develop in the United States, Israel and Ukraine, under the LO2A licensed technology, products in the field of ophthalmic disorders, and to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the Licensed Territories in the field of ophthalmic disorders. Subject to certain limited exceptions, Wize Israel may not sublicense or sell or transfer any of its rights under the LO2A License Agreement without the advance written approval of Resdevco.

The LO2A License Agreement grants Wize Israel the right to add additional territories in the future, subject to a commitment by Wize Israel to pay minimum royalties according to a formula set forth in the LO2A License Agreement with respect to the additional territory, and provided that Resdevco has not granted exclusive rights in such additional territory or is in ongoing negotiations. The LO2A License Agreement also grants Wize Israel the right to purchase Resdevco’s agreements with its existing distributors of LO2A in other jurisdictions (namely, Germany, Hungary, Netherlands and Switzerland (collectively, the “Reserved Territories”) for ten times the greater of the net royalties received in the previous 12 months under such agreements or the minimum royalty payment under such agreements. The LO2A License Agreement furthermore grants Wize Israel a right of first negotiation with potential distributors to whom Resdevco may in the future grant distribution rights to LO2A outside of the Reserved Territories and the Licensed Territories and provides that if Wize Israel enters into such distribution agreement in accordance with the LO2A License Agreement, then Wize Israel has agreed to guarantee in writing to Resdevco that it will pay to Resdevco minimum royalties according to a formula set forth in the LO2A License Agreement. The LO2A License Agreement historically included an option to purchase all remaining territories for a fixed amount and such option was cancelled on March 30, 2017.

The LO2A License Agreement provides that Wize Israel is required to pay to Resdevco certain royalties for sales in the Licensed Territories based on an agreed-upon price per unit payable on a semi-annual basis, subject to making certain minimum royalty payments, which (1) with respect to the United States, means the non-refundable and non-deductible aggregate amount of $400,000 over a period of three years commencing from 2015 (which amount was already fully paid by Wize Israel) and an advance against royalties of $475,000 per year starting January 1, 2018 (which Resdevco agreed to reduce to $150,000 for January 1, 2018 and January 1, 2019, with the understanding that if Wize Israel obtains an FDA marketing license in 2019, then Wize Israel will pay Resdevco the remaining 2019 payment of $325,000 within 30 days of the receipt of such FDA license), which annual advance shall be credited towards any royalties payable to Resdevco for that particular year, (2) with respect to Israel, means an upfront non-refundable and non-deductible payment of $30,000, payable at commencement of local sales, and an annual advance against royalties starting January 1, 2017 in increasing payments depending on the year (up to a maximum of $36,000) which annual advance shall be credited towards any royalties payable to Resdevco for that particular year, and (3) with respect to Ukraine, means an annual advance against royalties, starting in 2016, in increasing payments depending on the year (up to a maximum of $30,000), which yearly advance shall be credited towards any royalties payable to Resdevco for that particular year.

On January 5, 2017, Wize Israel and Resdevco entered into an amendment to the LO2A License Agreement, pursuant to which the payment of $150,000 that Wize Israel was obligated to pay to Resdevco on January 1, 2017, was postponed to March 31, 2017. On March 30, 2017, Wize Israel and Resdevco entered into a second amendment to the LO2A License Agreement, pursuant to which the payment of $150,000 was further postponed to May 31, 2017. In the end of May 2017, the parties agreed to postpone the aforementioned payment to the beginning of July 2017, when the payment was made. In the end of December 2017, Resdevco notified Wize Israel that the minimum royalty payment with respect to the United States would be postponed until January 20, 2018 and in January 2018, Resdevco agreed to postpone such payment until July 29, 2018.

The LO2A License Agreement has an initial term of seven years that expires in May 2022, and, unless Wize Israel provides prior notice of at least 12 months terminating the agreement, the LO2A License Agreement renews automatically each year. Wize Israel may terminate the LO2A License Agreement prior to May 2022 upon 180 days prior notice; provided that all payments previously made to Resdevco shall be non-refundable, any payments due during the 180 day notice period shall be payable to Resdevco and Wize Israel is required to pay a penalty of $100,000, depending on the timing of termination. Additionally, if Wize Israel terminates the LO2A License Agreement, it is required to exert reasonable best efforts to find a third party willing to sell LO2A under the same terms as the LO2A License Agreement. The LO2A License Agreement may be terminated by either party upon the occurrence of certain other customary termination triggers, including material breaches of the LO2A License Agreement by either party, as well as the right of Resdevco to terminate the LO2A License Agreement (or halt the manufacturing agreement or cease delivery of any finished product for any period of time) as a result of Wize Israel not paying all royalties due under the LO2A License Agreement. In addition, Resdevco may terminate the LO2A License Agreement, upon 30 days written notice, if (1) an application for the marketing approval of LO2A, for the treatment of DES is not submitted to the FDA or the equivalent regulatory authority in the Licensed Territories by May 1, 2019, (2) such FDA approval is not obtained from the FDA or the equivalent regulatory authority in the Licensed Territories by May 1, 2021, (3) such approval has been obtained, commercial sales of LO2A have not commenced within three months thereafter, (4) commercial sales of LO2A have commenced, any royalties, including any minimum royalties are not timely paid, or (5) Wize Israel attempts to sell competing products in or outside the Licensed Territory. Resdevco may also terminate the LO2A License Agreement if Wize Israel contests the validity of any patents covering LO2A or any related know-how or if Wize Israel makes, sells or exploits a competing product to LO2A.

The LO2A License Agreement contains other provisions, including representations and warranties of the parties, reporting, confidentiality and other covenants, such as an undertaking by Wize Israel not to sell competing products in the Licensed Territories during the term of the agreement and for five years thereafter. The LO2A License Agreement further provides that any improvements or modifications made by Wize Israel to LO2A or any related intellectual property or know-how shall belong to Resdevco and Wize Israel shall receive a license to distribute and sell the same in the Licensed Territories on the same terms set forth in the LO2A License Agreement.

In order to secure Wize Israel’s obligations and performance pursuant to Convertible Loans made by Rimon Gold, Wize Israel’s rights under the LO2A License Agreement serve as collateral. For details related to those security interests, see Item 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” beginning on page 62 of this Annual Report.

In August 2016, Resdevco granted Wize Israel an option to purchase its ownership rights to LO2A, including the patents and trademarks thereunder, except in countries in which LO2A is already sold by Resdevco. In accordance with the terms of this option, Wize Israel was required to pay for such ownership rights a non-recurring payment of $440,000 as well as royalties from future sales of LO2A and to issue an option to purchase 41,667 of its ordinary shares. This option expired on December 31, 2016 and Wize Israel and Resdevco are currently negotiating the terms of a new option for Wize Israel to purchase certain rights of LO2A.

In August 2016, Wize Israel and Resdevco also entered into an agreement pursuant to which Wize Israel assigned all of its rights and obligations under the LO2A License Agreement to OcuWize.

On September 6, 2017, Resdevco granted to Wize Israel, sole rights to commercialize LO2A in China. By agreement dated September 25, 2017, Wize Israel and Resdevco agreed that Wize Israel’s sold rights to commercialize LO2A in China shall be limited to one year if by September 6, 2018, Wize Israel has not signed a distribution agreement for LO2A in China.

On December 26, 2017, Wize Israel, entered into an amendment to the LO2A License Agreement (the “Third Amendment”). The Third Amendment includes: (i) China in the list of Licensed Territories, (ii) the commercial terms of the parties with respect to the activities of Wize Israel in China, including the minimum annual royalty payments from Wize Israel to Resdevco, and, (iii) an undertaking by Wize Israel to include in the distribution agreement to be entered into with the Chinese Distributor that the Chinese Distributor will transfer the Chinese market license to Resdevco upon termination of the distribution agreement. In the event Wize Israel fails to execute a distribution agreement with the Chinese Distributor by June 1, 2018, the Third Amendment will be deemed null, void and of no force.

On January 8, 2018, Wize Israel entered into a Memorandum of Understanding (the “MOU”) with Resdevco. Pursuant to the MOU, Resdevco granted to Wize Israel (and its permitted assignees) an exclusive royalty bearing license to sell and distribute worldwide (excluding the United States, Israel, Ukraine, Switzerland, Germany, Netherlands and, subject to certain conditions, China, the “Additional Territories”), under the LO2A licensed technology, products in the field of ophthalmic disorders, under the terms and conditions set forth in the MOU, including the following: (i) the license for each Additional Territory shall be conditional on signing a specific license agreement for each Additional Territory that shall include the basic terms and conditions set forth in the MOU, including reaching minimum sales targets in such Additional Territory pursuant to a formula set forth in the MOU; (ii) for each Additional Territory, both Wize Israel and the local distributor shall be responsible to pay Resdevco a minimum per product fee in accordance with a formula set forth in the MOU and the agreement with the distributor shall be subject to Resdevco’s prior approval (which shall not be unreasonably withheld); (iii) if Resdevco introduces Wize Israel to a distributor in any Additional Territory, Wize Israel will enter good faith negotiations with such distributor and, if Wize Israel does not reach an agreement with such distributor, Resdevco may enter into a distribution agreement with such distributor, in which case, Wize Israel will provide the services it typically provides to its other distributors in consideration for a portion of the royalties payable to Resdevco; and (iv) the license granted under the MOU is for an initial term of 5 years and, thereafter, automatically renews for additional terms of 5 years each, subject to full compliance with the terms set forth in the MOU and as long as the LO2A License Agreement is in effect. The MOU also provides that it shall be in effect until a definitive agreement reflecting the terms of the MOU is executed, which the parties committed to exercise their best efforts to do within three months.

LO2A

LO2A is a drug developed by Prof. Dikstein in the 1990s, initially for the treatment of DES, and later on for other ophthalmological disorders, including CCH and Sjögren’s. LO2A is a sterile, preservative-free, single-dose artificial tear preparation containing 0.015% sodium hyaluronate (“SH”) as the drug substance. It has been developed as a substitute for natural tears, in order to lubricate and protect the ocular surface tissues.

SH is a salt of hyaluronic acid (“HA”). HA is present in the extracellular matrix (“ECM”) of all tissues and is particularly abundant in vitreous humour, skin, cartilage and the synovial fluid of joints. HA’s long chain molecules form a filter matrix interspersed with cellular fluids, which provide visco-elastic properties to the tissues. In the eye, endogenous HA forms a layer over the surface of the cornea. It serves to protect the corneal cells and reduce cell damage; so it is important in maintaining cell viability.

HA is an important pericellular and cell-surface constituent and is involved in the regulation of cellular activity through its interaction with other macromolecules. Recently, nonclinical pharmacological experiments have shown that HA promotes the viability of corneal cells and corneal epithelial wound healing by direct interaction with cell receptors. It acts as a signaling molecule in the ECM and is a ligand for specific receptor molecules, notably CD44, a cell surface adhesion molecule found on human corneal cells. Increased expression of CD44 receptors has been shown to be associated with corneal re-epithelialization. Any disruption of corneal integrity, as may occur with dry eyes, triggers the re-synthesis of HA and increases cell proliferation. These effects have been demonstrated to be dose-dependent.

LO2A eye drops incorporate a high molecular weight SH (1.5-1.65 million Da), which enables it to be effective in solution at a low concentration. It confers specific physical properties upon a solution. Its complex molecular structure, adsorbs a relatively high volume of water, so that the solution takes on a gelatinous form. This water is released upon an increase in pressure. The viscosity of high MW SH is affected by shear rate; at high shear rate the macromolecules change their shape, align in the treatment of flow and its viscosity decreases. This enables the LO2A solution to flow across the corneal surface immediately after blinking. The physiochemical property of SH is similar to that of mucin, which constitutes the base layer of the lacrimal film and interacts strongly with the corneo-conjunctival surface. Molecules of mucin are able to bind water molecules up to 80 times greater in weight than their own. This is due to a large number of negatively-charged glycoside groups that are attached to the terminal section of the polypeptide skeleton.

All excipients included in LO2A eye drops comply with the relevant monographs of the European Pharmacopoeia. None of the excipients are of animal or human origin. They are established excipients for pharmaceutical products, including those approved for ocular use. Their functions include adjusting tonicity and increasing the viscosity of the formulation. This allows the LO2A eye drops to have a lubricating effect that is compatible with the external ocular environment. The visco-elasticity of LO2A eye drops ensures that they are retained on the corneal surface for a period of 4-6 hours, as demonstrated in a Phase I clinical pharmacology study conducted with LO2A in the University Hospital of Antwerp, Belgium in 1992. In this Phase I, randomized, blinded, cross-over study, fluorescence was used to measure pre-corneal retention time in healthy volunteers following a single instillation of LO2A and placebo (isotonic phosphate buffered saline) both labeled with fluorescein. The study compared the elimination coefficient and area under fluorescence decay curve for LO2A versus placebo.

LO2A eye drops do not contain any preservatives. This is an important feature of the formulation as preservatives have a recognized potential for irritation and sensitization and can damage the ocular surface and the cornea. This is of particular relevance to patients with symptoms of DES, in whom the corneal surface is already compromised.The adverse events reported both from clinical trials of LO2A and from literature reports of different eye drop formulations containing SH, were minor ocular events which are expected to occur with any ophthalmic formulation. LO2A eye drops are presented in sterile, unit-dose vials to minimize the risk of infection and contamination.

We believe that the properties of the LO2A formulation described above make it a suitable candidate for use in a variety of dry eye indications including those with an inflammatory component. LO2A is currently registered and marketed in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES and CCH and in the Netherlands for the treatment of DES and Sjögren’s. LO2A is sold under the brand name Hylan® in Germany and the Netherlands, Lacrycon® in Switzerland, and Conheal® in Hungary. LO2A has been sold by Resdevco through local distributors in these countries for a number of years. In these countries, the drug is sold in a unit dose format, and is manufactured in Germany and France. We currently intend to market LO2A as a treatment for DES, CCH and Sjögren’s in the Licensed Territories, and believe that LO2A for treatment of ophthalmic inflammatory disorders such as CCH and Sjögren’s presents a significant market opportunity.

We intend to distribute LO2A via local or multi-national distributors, including by cooperation with a major medical company with means and experience in the end processes of approving and marketing drugs. In order to register LO2A for the treatment of dry eye patients suffering from CCH and Sjögren’s, we estimate that LO2A will be required to undergo additional clinical trials in addition to the Phase II clinical trial that we are currently conducting.

The following paragraphs describe the non-clinical and clinical data upon which approvals were granted.

Non-clinical data

A summary of the toxicology studies conducted on LO2A and the drug substance is provided in Table 1 below. The acute and sub-acute toxicity studies conducted with the drug substance and LO2A demonstrated a low order of toxicity. This is in-line with published reports of acute toxicity studies conducted with SH administered to rodents and other species, including beagle dogs. Similarly, literature reports of sub-acute and chronic toxicity studies conducted in a wide range of species using different exposure routes, including ocular application, have repeatedly demonstrated that it did not cause significant toxic effects.

The systemic absorption of SH is clinically negligible and published reproductive and developmental toxicity tests have demonstrated that it does not cause any teratogenic effects or adverse effects on reproduction. Animal studies have shown that it is secreted into breast milk after parenteral injection, but no adverse effects were caused in the young.

Ocular tolerance studies have been conducted with the drug substance and LO2A solution. Sodium hyaluronate was found to cause mild irritation when applied in powder form to the eyes of rabbits; the signs of irritation were more frequent and more severe in the group that did not receive eye irrigation immediately after instillation. In such studies, no other macroscopic ocular findings were reported. A further 28-day study of the primary eye irritation of LO2A solution in rabbits caused mild ocular irritation; all other ocular and systemic investigations revealed no adverse effects. In both of these studies all signs of irritation had resolved within 48 hours. Application of the concentrated drug substance would be expected to cause a degree of non-specific irritation, by virtue of its physical presence in the eye.

After instillation of eye drops, there is inevitably a degree of spillage onto surrounding skin. Therefore, a standard skin sensitization study was conducted on LO2A. This demonstrated that it had no sensitization potential. This is in-line with published reports of skin irritation and sensitizing studies conducted in guinea pigs and rabbits.

The drug substance was shown not to be mutagenic in a bacterial mutation test. Published reports of the chromosome aberration and mouse micronucleus tests confirm that it is not mutagenic or genotoxic. No carcinogenicity testing has been conducted, but SH has well-established safety for long-term use.

Table 1: List of Toxicology Studies Performed During the Development of LO2A / Sodium Hyaluronate

Acute Toxicity
Species/Strain	Route	Number of animals	Treatment	Control	Test Period	Tests conducted	Deaths	Other findings
Mouse ICR	Oral	5M/5F	1500 mg/kg		14 days	Clinical observation Body Weight	Nil	LDLo > 1500 mg/kg.

Sub-acute Toxicity
New Zealand Albino Rabbits	Ocular	6M/6F	One drop LO2A 6x daily to right eye	One drop NaCl 0.9% 6x daily to left eye	28 days	Clinical observation Food consumption Body weight Clinical hemistry / Haematology Autopsy / Organ weights / Histology Ocular macroscopic examination (Draize) Slit Lamp eye examination/visual reflexes	Nil	No abnormalities detected in tests conducted; Ocular examinations showed good tolerance to LO2A.
Ocular Tolerance
Japanese White Albino Rabbits	Lower Conjunctival Sac	9M	15.7 mg sodium hyaluronate to right eye; in 3 rabbits followed by 30s irrigation with distilled water	No treatment to left eye	96 hours	Clinical observation Body weight Ocular macroscopic examination (Draize)	Nil	Weak, reversible irritation observed.
Skin Sensitisation
Hartley Guinea-Pigs	Induction (I):Intra-dermal injection + Challenge (C): Topical with closed patch	40M	0.05 ml (1.5%)	Vehicle (distilled water) Positive control (DNCB) + Vehicle (Olive oil)	Day 0 (I) - Day 7 (C) + 48hrs	Body weight Dermal reaction scores at 24 and 48hr after Challenge	Nil	Dermal reactions noted in DNCB group only.

Mutagenicity in-vitro
Test Cells	Metabolising System	Controls	Dose	Results
Salmonella typhirium TA: 98, 100, 535, 1537; Escherichia coli WP2 uvrA	Aroclor-induced rat liver S9-mix	Positive: 2-(2-Furyl)-3-(5-nitro-2-furyl)acrylamide, NaN[3], N-Ethyl-N’-nitro-N-nitrosoguanidine, 9-Aminoacridine, 2-Aminoamthracene and Benz(a)pyrene Negative: Purified Water	62.5 - 1000μg/plate (highest tested concentration due to high viscosity of sodium hyaluronate) Experiment repeated x 2 Cultures replicated x 2	Cytotoxic: No bacteriostatic effect Genotoxic effect: No significant increase of the number of revertants against negative control Effect of positive control: High number of revertants.

Clinical Data

A pivotal clinical trial conducted with LO2A eye drops in six centers in France, is summarized below. There are a further seven published clinical studies on LO2A, which are also summarized. Six of these studies documented the efficacy of LO2A eye drops by both the Investigators and the patients. Adverse events and tolerance parameters were also recorded. The remaining study specifically investigated tolerance parameters after application of LO2A eye drops. No clinical Pharmacokinetics studies have been conducted for LO2A eye drops. The PK profile of SH is well established. Extensive safety monitoring in both animal and human studies have shown that, after ocular application, no clinically meaningful systemic absorption is expected.

A Phase I study was performed at the University of Antwerp, Belgium in 1992 to measure the pre-corneal residence time of LO2A eye drops versus placebo in healthy volunteers (Study EC-914-1B). This was a single blind study in which 6 healthy volunteers received a single administration of LO2A eye drops to one eye and placebo to the other eye, both labeled with fluorescein. Variance analysis (ANOVA) for the area under the fluorescence delay curve demonstrated that LO2A was retained on the corneal surface significantly longer than placebo eye drops (p=0.048; significance level p=0.05). No adverse events were reported.

Six Phase II studies were performed. These are described below:

Randomized Controlled Trial of High Molecular Weight Hyaluronic Acid (LO2A) in DES

This study was performed in 1992 at the Hospital San Biagio, Domodossola, Italy. The objectives of the study were to evaluate the efficacy of 30-day treatment with LO2A in reducing the severity of DES, to confirm an optimum dosing schedule for LO2A (3, 4, 6 or 8 drops/day) and to assess the interference of LO2A with other ocular therapies. One hundred patients with moderate-to-severe DES were randomized 1:1 to treatment (LO2A) or comparator (Hyalistil containing 0.2% SH and the preservative thimerosal at 0.005%). Statistical analyses were performed using Wilcoxon, Mann-Whitney U test and Chi square test. The significance level was p=0.05.

The study demonstrated significant improvement in composite score from objective parameters including Schirmer test, fluorescein staining, TFBUT and Rose Bengal staining (p<0.001 for both treatments using Wilcoxon test), but no significant difference between treatment groups in the reduction in total scores at Day 30 (p=0.998 using Mann-Whitney U test). For LO2A, a dosing schedule of four applications/day reduced scores at Day 30 significantly more than lower dosing schedules (p=0.02 using Mann-Whitney U test). There was no significant difference between 4 applications/day and higher dosing schedules. The number of patients rating tolerance as ‘good’ or above was significantly higher for LO2A (96%) than the comparator (78%)(p = 0.029 using Chi square test). Adverse events were experienced by two patients in the LO2A group (both “sticky eye”) and 11 patients in the comparator group. There were no serious adverse events (“SAEs”) or apparent interactions between LO2A and concomitant eye treatments.

Double-Masked, Crossover Comparison of a New Artificial Tear Preparation containing Hyaluronic Acid (LO2A) and Lacrisol® in DES Treatment

This study was performed in 1992 at the University of Florence, Italy. The objectives of the study were to compare the efficacy of LO2A with Lacrisol® at reducing the severity of DES and reducing ocular signs and symptoms. Thirty-five patients with moderate-to-severe DES were treated alternately with LO2A for a 30-day treatment period and then Lacrisol® for a further 30-day treatment period. The trial was double-blind and allocation of treatments at Day 0 was randomized. Lacrisol® is an eye drop product containing 0.5% Hydroxypropyl Methylcellulose (“HPMC”). Statistical analyses were performed using Wilcoxon tests. All analyses were performed using two-sided tests and results were considered to be statistically significant if the p value was less than or equal to 0.05.

This study demonstrated a statistically significant improvement in mean, objective dry eye score (based on Schirmer test, fluorescein staining, TFBUT and Rose Bengal staining) following LO2A treatment compared to the Lacrisol® group (p<0.001). The severity of ocular signs and symptoms including redness, burning, foreign body sensation and photophobia was significantly less following LO2A treatment (p<0.02 for photophobia and p<0.01 for other symptoms). Adverse events were experienced by 4 patients treated with LO2A (two patients with mild burning, one patient with blurred vision and one patient with “thread sensation”) and 10 patients treated with Lacrisol®. There were no SAEs reported.

Double-Masked Clinical Trial of an Unpreserved Hyaluronic Acid Based Eye Drops (LO2A) in DES

This study was performed in 1992 at the University of Genoa, Italy. The objective of the study was to compare the efficacy of LO2A with Lacrisol® in reducing the severity of DES and ocular symptoms. Twenty-three patients with moderate to severe DES applied LO2A to the first eye and Lacrisol® (0.5% HPMC) to the second eye. The trial was double-blind and the treatment regime was five applications/day for 30 days. The recorded data were statistically analyzed by using the Student’s t test and Mann-Whitney U test. The threshold for clinical significance was p=0.05.

This study demonstrated that after 30 days of treatment the mean, objective dry eye scores (based on measurement of meniscal thickness, fluorescein staining, TFBUT and Rose Bengal staining) for LO2A treatment were significantly lower than for Lacrisol® treatment for three out of the four tests (p=0.011 for TFBUT [Student t test], p=0.046 for fluorescein staining [Mann-Whitney U test] and p=0.032 for Rose Bengal staining [Mann-Whitney U test]). The thickness of the lacrimal meniscus did not change significantly in any patient; however, the range of values recorded at Day 0 (0.1-0.2 mm) was not indicative of pathological changes. The severity of the ocular symptoms (burning, foreign body sensation and photophobia) was also significantly reduced for LO2A treatment compared to Lacrisol® at Day 30 (p=0.009 for burning, p=0.006 for foreign body sensation and p=0.025 for photophobia using Mann-Whitney U test). There were no adverse events associated with LO2A treatment.

Clinical Evaluation of LO2A Eye Drops versus Reference in Patients suffering from DES

This study was performed in 1992 at the University of Rome “Tor Vergata”, Italy. The objective of the study was to compare the efficacy of LO2A with eye drops containing 0.5% HPMC in reducing the severity of DES. Sixteen patients were treated with LO2A or HPMC eye drops. The study was double blind and assessed the treatment of 5 drops/day for 3-4 weeks. The data were statistically analyzed by comparing the scores obtained by the Wilcoxon test and adopting a significance threshold of p = 0.05. This study demonstrated that LO2A eye drops had significantly lower scores than HPMC in the fluorescein (p=0.001), TFBUT (p=0.015) and Rose Bengal test (p=0.007). There was no difference between treatments in meniscal thickness measurements and Schirmer tests. Adverse events were reported by one patient treated with LO2A (blurred vision). There were no SAEs reported.

Assessment of Tolerance to LO2A Eye Drops

This study was performed at the University of Catania, Italy in 1992. The objective of the study was to assess the ocular tolerance of patients with moderate to severe DES to the application of LO2A drops compared with eye drops containing 0.5% HPMC. Eighteen patients applied LO2A drops to the first eye and HPMC in the second eye. The study was double-blind and assessed treatment of 4 drops/day for 20 days. This study demonstrated that 11 out of 18 patients (61.1%) experienced no discomfort upon application of LO2A compared to 1 out of 18 patients (5.6%)) with HPMC eye drops. This difference was found to be highly significant (p=0.0004) according to chi-squared test (significance level was p=0.05). The subjective symptoms reported at the time of HPMC instillation included blurred vision (16/18; 89%), foreign body sensation (11/18; 61%), stinging (7/18; 39%), photophobia (2/18; 11%) itching (1/18; 6%) and pain (1/18; 6%). The subjective symptoms reported at the time of LO2A instillation included foreign body sensation (5/18; 28%), stinging (4/18; 22%), blurred vision (3/18; 17%) and photophobia (2/18; 11%). No SAEs were reported.

The Effect of a New Tear Substitute Containing Glycerol and Hyaluronate on Keratoconjunctivitis Sicca

This study was performed in 1998 at Hadassah University Hospital, Jerusalem, Israel. The objective of the study was to evaluate the efficacy of LO2A in patients suffering from keratoconjunctivitis sicca compared to their current tear substitute. Twenty-five patients with a history of dry eye symptoms for at least one year who were using a known tear substitute preparation (containing either cellulose derivatives or polyvinylpyrolidone plus hydroxyethylcellulose) and had positive Rose Bengal staining were included. One eye was randomized to topical treatment with LO2A and the other “control” eye to continued treatment with the pre-existing tear substitute preparation. In the first stage of the study, 15 patients received treatment for one week and in the second stage, 10 patients received treatment for two weeks. Statistical analysis of the results included the Wilcoxon signed rank test for comparison between scores for the same eye at different times, and Mann-Whitney test for comparison between scores of study versus control eyes adopting a significance threshold of p = 0.05.

The average patient satisfaction score for LO2A was significantly higher compared to the control preparation at 1 week (p=0.0003) and at 2 weeks (p=0.0232). A highly significant reduction in Rose Bengal staining was demonstrated following one week of treatment with LO2A (p<0.0001) and the LO2A-treated eyes had significantly less staining compared to control eyes at both one (p=0.021) and two weeks (p=0.023). The paper did not report any adverse events associated with LO2A treatment.

The pivotal, Phase III study is described below:

Acceptability and Efficacy of LO2A Eye Drops vs Gel-Larmes® in Moderate to Severe DES - Clinical Trial Protocol No. EC-921-3

This study was performed in 1993 at the Hospital Hôtel-Dieu, Paris, France with additional sites in Brest, Montpellier, Limoges, Lyon and Nice. The objective of this study was to demonstrate the superiority of LO2A to Gel-Larmes® (0.3% Carbomer containing the preservative thimerosal at 0.005%) in improving patient symptoms and to demonstrate equivalence of the study treatments in reducing the severity of DES. One hundred patients with moderate to severe DES were randomized 1:1 to treatment (LO2A) or Gel-Larmes®. The study assessed treatment of four applications/day for 12 weeks. Differences between the study treatment groups were analyzed statistically using either the Student’s t test (means) or Chi squared test (percentages). Equivalence between the treatment groups was tested by comparison of distributions using the Dunett and Gent’s Chi squared test. Probability level was 0.05.

This study demonstrated that LO2A was significantly superior to Gel-Larmes® in improving patient symptoms (p=0.024). The severity of DES was measured using Schirmer test, fluorescein staining, TFBUT and Rose Bengal staining. A reduction in total score of ≥4, obtained from these four objective tests, was achieved by 17 patients (left eye) and 23 patients (right eye) in the LO2A group and by 20 patients (left eye) and 16 patients (right eye) in the Gel-Larmes® group, demonstrating that LO2A and Gel-Larmes® were equivalent in improving signs of DES (probability of equivalence: p=0.039 right eye and p=0.00002 left eye). The number of patients rating tolerance as ‘good’ or above was significantly higher in the LO2A group compared to Gel-Larmes® at all time points (Days 15 - p=0.031; Day 45 -p=0.00006; Day 90 - p=0.0004). Adverse events were experienced by 10 patients (21.7%) in the LO2A group and 17 patients (36.2%) in the Gel-Larmes® group. The adverse events experienced by patients in the LO2A group included inflammatory reaction (2 patients), burning/itching/stinging sensation (7 patients) and secretions (1 patient). One unrelated SAE was reported in this study (chest pain) in a patient randomized to the Gel-Larmes® group. In conclusion, this study demonstrated that LO2A was significantly better than Gel-Larmes® in terms of subjective symptoms and tolerability in treating DES with a treatment regimen of four drops/day for 12 weeks and equivalent in improving signs of DES.

A Phase II study was performed at Semmelweis University, Budapest, Hungary between 2012-2013 to assess the efficacy of LO2A eye drops in patients with severe CCH. Twenty patients with Grade 2 or 3 CCH (according to LIPCOF score), who had previously failed treatment on a variety of artificial tear preparations, applied LO2A eye drops to both eyes in a single arm, open label study. Patients applied 4 drops/day for each eye for 3 months. A mean decrease from baseline of one LIPCOF degree was assumed to be clinically relevant. Statistical comparisons were performed using a paired t-test (TFBUT) or Wilcoxon Signed Rank Test (LIPCOF degree, Oxford grade and OSDI score) at a two-sided significance level of 5% (p=0.05).

This study demonstrated that after 3 months, CCH decreased from a mean LIPCOF degree of 2.9±0.4 in both eyes to 1.4±0.6 on the right (median decrease of -2 points, 95% confidence interval (“CI”) from -2.0 to -1.0), and to 1.4±0.7 on the left eye (median decrease of -1 points, 95% CI from -2.0 to -1.0) (p< 0.001 for both sides). The TFBUT increased significantly after one-month treatment (right eye median increase of 1.1 sec, 95% CI from 0.2 to 1.0 sec; left eye median increase of 0.9 sec, 95% CI from 0.3 to 1.5 sec)(p=0.02 right eye; p=0.004 left eye). The mean Oxford Scheme grade staining decreased significantly during the entire period of the examination (right eye median decrease of -1.0 grade, 95% CI from -1.0 to -1.0 grade; left eye median decrease of -1.0 grade, 95% CI from -1.0 to -1.0 grade after three months)(p<0.001 both sides). The subjective complaints of the patients measured with the OSDI questionnaire showed a significant improvement after 3 months’ treatment (median decrease of -13.1 scores, 95% CI from -25.0 to -8.3 scores)(p<0.001).  During the study period, two patients complained of a greasy sensation on their eyelids, but they did not stop the treatment. No other adverse reactions were reported.

Based on the results of this trial, the Hungarian health authorities approved the amendment of the LO2A labeling to include the treatment of DES patients suffering from CCH, and patents were filed in the United States, Israel and Japan for the use of the active component of the drug for treating CCH.

A further Phase II study was performed at Semmelweis University, Budapest, Hungary in 2016. This study explored the safety and efficacy of LO2A in patients with moderate severity dry eye associated with Sjögren’s where the ocular surface showed Lissamine Green staining causing marked subjective symptoms using the OSDI questionnaire. Twenty-one patients applied LO2A eye drops to both eyes in a single arm, open label study. Patients applied 4 drops a day to each eye for 3 months. LIPCOF score, Lissamine Green staining, tear production and OSDI questionnaire were measured. The study demonstrated a reduction in the LIPCOF score, a decrease in Lissamine Green staining according to the Oxford scale and mitigation of subjective symptoms of dry eye according to the OSDI questionnaire. However, there was no change in tear production during the study.

We are evaluating such information and are considering the potential consequences on our business. In addition, we plan to use the clinical results and approval received in the Netherlands the treatment of Sjögren’s to assist our Company in the registration of LO2A as a treatment for Sjögren’s in the Licensed Territories.

Our Clinical Trials

We are currently conducting a multi-center trial at five different centers in Israel that commenced in August 2016 (the “Multi-Center Trial”). The Multi-Center Trial is a Phase II randomized, double-blind, placebo-controlled study carried out in parallel groups that is evaluating the safety and efficacy of LO2A for patients suffering from moderate to severe CCH. The trial completed enrollment of all 62 patients on March 26, 2018, with the treatment time for each patient being 3 months. The primary efficacy endpoint for this study is the change from baseline in lissamine green conjunctival staining score at 3 months; secondary endpoints include change from baseline in lissamine green conjunctival staining score at 1 month, change from baseline in LIPCOF score at 1 and 3 months, change from baseline in TFBUT at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety endpoints include adverse events recorded throughout the trial, best-corrected visual acuity, slit lamp biomicroscopy findings, undilated fundoscopy findings and intraocular pressure measurements. We consulted with ophthalmology consultants from the United States in the preparation of the protocol for the Multi-Center Trial.

It is envisioned that the clinical study required for approval in Israel will be of a similar design to the Multi-Center Trial, but appropriately powered to demonstrate clinical significance according to the treatment effect observed in the current study. We will consult with the Israel Ministry of Health before a registration study to confirm acceptability of the efficacy endpoints.

The comprehensive cost of the Multi-Center Trial is estimated at $850,000. As of March 26, 2018, the Multi-Center Trial had completed enrollment of all of the planned 62 patients, with the treatment time for each patient being three months.

On October 26, 2017, Wize Israel announced the termination of its single center trial (the “Single Center Trial”). The Single Center Trial was a Phase II, randomized, double-blind, placebo-controlled, pilot study carried out in parallel groups that was intended to evaluate the safety and efficacy of LO2A for patients suffering from moderate to severe CCH, with Wize Israel having sole access to the trial data. On October 24, 2017, Wize Israel received notice from the contract research organization (“CRO”) that manages and supervises Wize Israel’s clinical trials, that an inadequate amount of quality information may be derived from the results collected thus far, given that there is no correlation in the reaction of both eyes to LO2A, in contrast to professional literature and other trials. In addition, the recruitment rate of patients was less than required and there was a higher than expected dropout rate. In light of the above, the CRO concluded that the results of the trial would be of no use even if the trial continued until the end of its term. Based on the CRO’s conclusion, Wize Israel determined to terminate the trial and to save the future costs that would be incurred in connection with such trial.

In February 2018, we received Institutional Review Board (IRB) approval for the protocol of our planned Phase IV Study, which is a randomized, double-masked, study of LO2A versus Alcon’s Systane® Ultra UD, an over-the-counter lubricant eye drop product used to relieve dry and irritated eyes. The Phase IV Study will take place in Israel and will evaluate the safety and efficacy of LO2A for symptomatic improvement of DES in 60 adult patients with Sjögren’s. Enrolled patients will be randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. Drops will be administered topically to the eye over a three month period. The primary efficacy endpoint for this study is change from baseline in corneal and conjunctival staining score at 3 months. Secondary efficacy endpoints include change from baseline in corneal and conjunctival staining score at 1 month, change from baseline in eye dryness score (visual analogue scale) at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety will be evaluated by collection of adverse event data throughout the study, best-corrected visual acuity and slit lamp biomicroscopy findings.

This Phase IV Study is designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China, Ukraine and Israel. We enrolled our first patient in the Phase IV Study in the end of March 2018. Data obtained from this study will be submitted to the Israel Ministry of Health and will be included in the clinical data package submitted during interactions with the FDA. The study is considered necessary as the existing clinical data in this indication is considered of insufficient quality for submission to the regulatory agencies mentioned above.

We currently do not have sufficient funds to complete the Phase IV Study. The completion of such study is contingent upon our ability to raise additional funds.

Research and development expenses for the year ended December 31, 2017 were approximately $450,000 and for the year ended December 31, 2016 were approximately $240,000.

Raw Materials and Suppliers

We believe that the raw materials that would be required to manufacture LO2A are widely available from numerous suppliers and are generally considered to be generic industrial chemical supplies.

Manufacturing

There can be no assurance that LO2A can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with LO2A. We and our manufacturer must ensure that all of the processes, methods and equipment are compliant with both cGMP, and current Good Laboratory Practices for drugs on an ongoing basis, as mandated by the applicable regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers. We have entered into agreements with a manufacturer in Germany relating to the manufacturing of LO2A. We have completed the production of LO2A for purposes of our ongoing Phase II clinical trial and expect to begin production for commercial use only after obtaining the requisite regulatory approvals in Israel and Ukraine to market LO2A and receive orders from the distributors (for more information, see “—Marketing, Sales and Distribution” below).

Marketing, Sales and Distribution

We plan to engage local or multinational distributors to handle the distribution of LO2A. In particular, we intend to enter into agreements with pharmaceutical companies with relevant marketing capabilities in the field of pharmaceuticals in order to have them distribute and sell LO2A in the Licensed Territories. To date, we have entered into exclusive distribution agreements in Israel to market LO2A for the treatment of DES, and in Ukraine for the treatment of DES and CCH. The registration process in certain countries, including the United States, requires us to undertake additional clinical trials, in addition to the Phase II clinical trials that we are currently conducting. In August, 2015, LO2A received the approval of the Israel Ministry of Health for use in Israel as a medical preparation for the treatment of DES, under the brand name “Eyecon®”. Registration of LO2A was submitted in Ukraine by the Ukrainian distributor for use in Ukraine as a medical preparation for the treatment of DES and CCH, under the brand name “Conheal®”. The registration in Ukraine is conducted by the Ukrainian distributor and he informed us that it is expected to be completed in the second half of 2018. In July 2017, we received our first order from the distributor in Israel, for an immaterial amount.

On November 3, 2017, Wize Israel entered into a framework agreement with a Chinese pharmaceutical company (the “Chinese Distributor”), whereby, subject to the negotiation and execution of a detailed distribution agreement and obtaining necessary regulatory approvals in China, the Chinese Distributor will act as exclusive distributor in China of LO2A. The framework agreement includes, among other things, minimum purchase obligations of the Chinese Distributor, which Wize Israel estimated to range, over the five-year period of the contemplated agreement, between $22.5 million to $39 million. As of the date hereof, no detailed distribution agreement has been entered into with the Chinese Distributor and the regulatory process has not been completed and it is not possible at this stage to determine when these conditions will be completed, if ever, and, even if completed, the final terms of such detailed distribution agreement and the expected revenues therefrom. The Chinese Distributor plans to import LO2A from one of the existing European countries, most likely Hungary, and thus the indications shall include DES and any additional indication already approved in the specific European country. If such indications are imported from Hungary, the indications would include DES and CCH. Clinical trials in China may be required by the China Food and Drug Administration (“CFDA”) as part of the regulatory requirements for approving LO2A in China. At this stage it is not certain whether such clinical trials will be required.

We intend to engage pharmaceutical companies or distributors around the world with relevant marketing capabilities in the pharmaceutical field, in order for such pharmaceutical companies to sell LO2A, with us prioritizing those countries where we may expedite the registration process of LO2A based on existing knowledge and studies previously conducted on LO2A, without requiring additional studies. In this respect, we have been studying the possibility of marketing LO2A for DES treatment only in the United States, but have not made any determinations regarding the best route that can be used to obtain FDA approval to market LO2A. Currently, we intend to approach the FDA as part of our preliminary request procedure (Pre-IND) and discuss possible alternatives for approving LO2A for treating DES in the United States. However, as this FDA process is both time consuming and costly, we do not intend to approach the FDA on a Pre-IND basis until we are able to secure additional funding.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology, intense competition and a highly risky, costly and lengthy research and development process.  Adequate protection of intellectual property, successful product development, adequate funding and retention of skilled, experienced and professional personnel are among the many factors critical to success in the pharmaceutical industry.  We operate in markets featuring competition between competing manufacturers in the field of DES treatment, while, to our knowledge, no therapy is currently approved specifically for Sjögren’s or CCH.

The global DES market features three particularly dominant companies, which are responsible for an estimated 82% of all revenues: Novartis/Alcon (through its Celluvisc®, Hyalein®, Vismed® and Systane® drugs); Allergan (Restasis®, Refresh®) and Santen. In July 2016, the FDA approved an additional medicine, Xiidra®, produced by Shire Plc, for the treatment of DES, and sales began in August 2016.

To date, no therapeutic agent has received approval specifically for Sjögren’s. Drugs that are used for the symptomatic relief of ocular signs and symptoms associated with Sjögren’s include cholinergic agonists e.g. Salagen (pilocarpine) and Evoxac (cevilemine) and the immunomodulatory agent Restasis (cyclosporine). Systemic Immunomodulary treatments, usually for extra-glandular disease, which may be used include hydroxychloroquine (mild inflammatory symptoms of joints, muscles and skin), corticosteroids (rare but serious symptoms: vasculitic rash, interstitial lung disease, interstitial nephritis, glomerulonephritis), immunosuppressive agents e.g. methotrexate, azathioprine, cyclophosphamide (used to treat serious internal organ manifestations) and biologic agents e.g. rituximab. Corticosteroids and immunosuppressants lead to broad, non-selective immunosuppression often associated with significant adverse events.

The pipeline of drugs in development for the indication of Sjögren’s is relatively small with only one product in Phase III, Orencia, being developed by Bristol-Myers Squibb. There are a number of drugs in Phase I or II stages of development including AMG/MEDI5872 developed by Amgen, BIIB063 developed by Biogen, CFZ533 and VAY736 developed by Novartis, GSK618960 developed by GSK, LY3090106 developed by Eli Lilly, MEDI4920 developed by MedImmune, RG7625 developed by Roche, RSLV developed by Resolve Therapeutics and Actemra developed by the University Hospital of Strasbourg. In addition, there is an ongoing Phase II combination study combining Benlysta and Rituxan.

We believe that LO2A has a number of advantages over competing products in the DES and Sjögren’s markets, including LO2A lacking preservatives, its ability to be used with any contact lenses, its anti-irritant properties and its non-Newtonian viscosity profile. On the other hand, other drugs on the market, including new drugs under development, may all be competitive to LO2A.  In fact, some of these drugs are well established and accepted among patients and physicians in their respective markets, can be efficiently produced and marketed, and are relatively safe.  Moreover, other companies of various sizes engage in activities similar to ours.  Most, if not all, of our competitors have substantially greater financial and other resources available to them. Competitors include companies with marketed products and/or an advanced research and development pipeline.

Intellectual Property

Our success depends in part on our ability (directly or through Resdevco) to obtain and maintain proprietary protection for LO2A and its underlying technology and know-how, and to operate without infringing the proprietary rights of others and to prevent others from infringing such proprietary rights.

The LO2A composition and use thereof for treating or alleviating DES was covered by US Patent No. 5,106,615, which has expired. Accordingly, we are currently focusing our marketing and commercial efforts with respect to CCH and Sjögren’s rather than DES, as more fully described elsewhere in this Annual Report. The use of LO2A for treating or alleviating CCH under US Patent No. 8,912,166 has been granted to us under the LO2A License Agreement.

The use of LO2A for treating or alleviating CCH is protected by the patent family of International Patent Application Publ. No. WO2012150583, filed on April 5, 2012, assigned to Resdevco, entitled EYE DROPS FOR TREATMENT OF CONJUNCTIVOCHALASIS. Corresponding members include US Patent No. 8,912,166, Israeli Patent No. 212725, Japanese Patent No. 5957517 and pending European Pat. Appl. 2704747. Granted patents and patents to issue of this patent family will expire, without extension, in 2032.

The use of LO2A for treating or alleviating irritation of the eye caused non-infectious diseases, such as Sjögren’s, is covered by Provisional Patent Application No. 62/467139, filed on March 5, 2017, assigned to Resdevco, entitled EYE DROPS FOR TREATMENT OF IRRITATION NOT DUE TO INFECTION. Patents to issue based on this provisional application will expire, without extension, in 2038.

Pursuant to the LO2A License Agreement, Resdevco has contractually agreed to be responsible for the payment of all relevant fees associated with the maintenance of its intellectual property rights. The patent positions of biopharmaceutical companies, such as Resdevco and us, are generally uncertain and involve complex legal and factual questions. Resdevco’s ability to maintain and solidify its proprietary position for LO2A will depend on its success in obtaining effective claims and enforcing those claims once granted. There is no certainty that any of Resdevco’s pending patent applications or those pending patent applications that it licenses will result in the issuance of any patents or that we will obtain rights to any further patents or patent applications. Any issued patents and those that may issue in the future may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for LO2A under the LO2A License Agreement. We cannot be certain that Resdevco was the first to invent the inventions claimed in its owned or licensed patents or pending patent applications. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by Resdevco, and the rights granted under any issued patents may not provide Resdevco or us with any meaningful competitive advantages against these competitors. Please see under Item 1A - “RISK FACTORS – Risks Related to our Intellectual Property,” beginning on page 47 of this Annual Report.

Environmental Matters

We and our manufacturers, distributors and other service providers are subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, management and disposal of hazardous, radioactive and biological materials and wastes and the cleanup of contaminated sites. We believe that our business, including those of our service providers, are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on our business. However, significant expenditures may be imposed on those third party service providers should they be required to comply with new or more stringent environmental or health and safety laws, regulations or requirements, which may in turn adversely affect us.

Government Regulations

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

Before obtaining regulatory approvals for the commercial sale of LO2A or any of our future product candidates, we must demonstrate through clinical trials that any of our product candidates are safe and effective. Historically, the results from preclinical studies and early clinical trials often have not accurately predicted results of later clinical trials. In addition, a number of pharmaceutical products have shown promising results in clinical trials but subsequently failed to establish sufficient safety and efficacy results to obtain necessary regulatory approvals. We have incurred and will continue to incur substantial expense for, and devote a significant amount of time to, clinical trials. Many factors can delay the commencement and rate of completion of clinical trials, including the inability to recruit patients at the expected rate, the inability to follow patients adequately after treatment, the failure to manufacture sufficient quantities of materials used for clinical trials, and the emergence of unforeseen safety issues and governmental and regulatory delays. If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related clinical trials. Additionally, as a result of these failures, we may also be unable to obtain additional financing.

Governmental authorities in all major markets require that a new pharmaceutical product be approved before it is marketed, and have established high standards for technical appraisal, which can result in an expensive and lengthy approval process. The time to obtain approval varies by country and some products are never approved. The lengthy process of conducting clinical trials, seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

A summary of the regulatory processes in countries where we are seeking or will seek regulatory approval follow below.

United States

In the United States, the Public Health Services Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the quality, safety and effectiveness standards for any of our product candidates and the raw materials and components used in the production of, testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of our products on a product-by-product basis.

Before the clinical studies, the FDA requires from the applicants to complete extensive preclinical laboratory tests, drug chemistry, animal (in vivo), formulation, stability and other studies.

Certain preclinical tests must be conducted in compliance with good laboratory practice (GLP) regulations.  Non-compliance with GLP standard can, in some cases, lead to invalidation of the studies, requiring them to be replicated.  After laboratory analysis and preclinical testing, a sponsor files an Investigational New Drug (“IND”) application, with the FDA to begin human testing.

The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing the clinical trials to commence or not allowing the clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during drug development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Typically, a manufacturer conducts a three-phase human clinical testing program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board (“IRB”), for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds. Clinical testing also must satisfy extensive Good Clinical Practice (“GCP”), requirements, including the requirements for informed consent.

All clinical research performed in the United States in support of a new drug application (“NDA”) must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

In Phase I, small clinical trials are conducted to determine the safety and proper dose ranges of any of our product candidates.  In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of any of our product candidates.  In Phase III, clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy and these studies include a large number of participants.  The time and expense required for us to perform this clinical testing can vary and is substantial.  We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of any of our product candidates within any specific time period, if at all.  Furthermore, the FDA, the IRB responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or we may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk.

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

We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA.  The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted.   The process may be significantly extended by requests for additional information or clarification regarding information already provided.  As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians.  Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on our activities.  We cannot be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all.  Success in early stage clinical trials does not assure success in later-stage clinical trials.  Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses and these limitations may adversely affect the commercial viability of the product.  Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

We may also seek approval under programs designed to accelerate the FDA’s review and approval of NDAs. For instance, a sponsor may seek FDA designation of a drug candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such disease or condition. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for submission to the FDA of the remaining information. In some cases, a fast track product may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Approvals of this kind, referred to as accelerated approvals, typically include requirements for appropriate post-approval Phase IV clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint.

In addition, the Food and Drug Administration Safety and Innovation Act, which was enacted and signed into law in 2012, established a new category of drugs referred to as “breakthrough therapies” that may be subject to accelerated approval. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drug candidates may also be eligible for “priority review,” or review within a six-month timeframe from the date a complete NDA is accepted for filing, if a sponsor shows that its drug candidate provides a significant improvement compared to marketed drugs. Fast track designation, accelerated approval, breakthrough therapy designation and priority review do not change the standards for approval, but may expedite the development or approval process. When appropriate, we intend to seek fast track designation, accelerated approval, breakthrough therapy designation and priority review, as applicable for our drug candidates. We cannot predict whether any of our drug candidates will obtain such designations or approvals, or the ultimate impact, if any, of such designations or approvals on the timing or likelihood of FDA approval of any of its proposed drugs.

Even after we obtain FDA approval, we may be required to conduct further clinical trials (i.e., Phase IV trials) and provide additional data on safety and effectiveness.  We are also required to gain separate approval for the use of an approved product as a treatment for indications other than those initially approved.  Before approving an application, the FDA will inspect the facility or the facilities at which the finished drug product, and sometimes the active drug ingredient, is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the drug unless compliance with GCP requirements is satisfactory.

If, as a result of these inspections, the FDA determines that our facilities do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us including the suspension of our manufacturing operations.

Drugs may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

We have currently received no approvals to market our products from the FDA or other foreign regulators, besides Israel and the countries where LO2A is already marketed by Resdevco.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company generally must engage in numerous specific monitoring and recordkeeping activities and continue to submit periodic and other reports to the applicable regulatory agencies, including any cases of adverse events and appropriate quality control records. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Prescription drug advertising is subject to federal, state and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, a part of the U.S. Federal Food, Drug, and Cosmetic Act.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with current good manufacturing practices, or cGMPs, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

Healthcare Laws and Regulations

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

If the government or other relevant party were to allege that we violated these laws there could be a material adverse effect on our stock price.  Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition.  A finding of liability under these laws can have significant adverse financial implications for us and can result in payment of large penalties and possible exclusion from federal healthcare programs.  We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them.  However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

European Economic Area

Although we are not currently seeking regulatory approval in the European Union (“EU”), we may do so in the future. As such, a summary of the EU regulatory processes follows below.

A medicinal product may only be placed on the market in the European Economic Area (the “EEA”), composed of the 28 EU member states, plus Norway, Iceland and Lichtenstein, when a marketing authorization has been issued by the competent authority of a member state pursuant to Directive 2001/83/EC (as recently amended by Directive 2004/27/EC), or an authorization has been granted under the centralized procedure in accordance with Regulation (EC) No. 726/2004 or its predecessor, Regulation 2309/93. There are essentially three community procedures created under prevailing European pharmaceutical legislation that, if successfully completed, allow an applicant to place a medicinal product on the market in the EEA.

Centralized Procedure

Regulation 726/2004/EC now governs the centralized procedure when a marketing authorization is granted by the European Commission, acting in its capacity as the European Licensing Authority on the advice of the EMA. That authorization is valid throughout the entire community and directly or (as to Norway, Iceland and Liechtenstein) indirectly allows the applicant to place the product on the market in all member states of the EEA. The EMA is the administrative body responsible for coordinating the existing scientific resources available in the member states for evaluation, supervision and pharmacovigilance of medicinal products. Certain medicinal products, as described in the Annex to Regulation 726/2004, must be authorized centrally. These are products that are developed by means of a biotechnological process in accordance with Paragraph 1 to the Annex to the Regulation. Medicinal products for human use containing a new active substance for which the therapeutic indication is the treatment of acquired immune deficiency syndrome, or AIDS, cancer, neurodegenerative disorder or diabetes must also be authorized centrally. Starting on May 20, 2008, the mandatory centralized procedure was extended to autoimmune diseases and other immune dysfunctions and viral diseases. Finally, all medicinal products that are designated as orphan medicinal products pursuant to Regulation 141/2000 must be authorized under the centralized procedure. An applicant may also opt for assessment through the centralized procedure if it can show that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization centrally is in the interests of patients at the community level. For each application submitted to the EMA for scientific assessment, the EMA is required to ensure that the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), is given within 210 days after receipt of a valid application. This 210 days period does not include the time that the applicant to answer any questions raised during the application procedure, the so-called ‘clock stop’ period. If the opinion is positive, the EMA is required to send the opinion to the European Commission, which is responsible for preparing the draft decision granting a marketing authorization. This draft decision may differ from the CHMP opinion, stating reasons for diverging for the CHMP opinion. The draft decision is sent to the applicant and the member states, after which the European Commission takes a final decision. If the initial opinion of the CHMP is negative, the applicant is afforded an opportunity to seek a re-examination of the opinion. The CHMP is required to re-examine its opinion within 60 days following receipt of the request by the applicant. All CHMP refusals and the reasons for refusal are made public on the EMA website. Without a centralized marketing authorization it is prohibited to place a medicinal product that must be authorized centrally on the market in the EU.

National Procedure

This procedure is available for medicinal products that do not fall within the scope of mandatory centralized authorization and are intended for use in only one EU member state. Specific procedures and timelines differ between member states, but the duration of the procedure is generally 210 days and based on a risk/efficacy assessment by the competent authority of the member state concerned, followed by determination of Summary of Product Characteristics (“SmPC”) package leaflet and label text/layout and subsequently grant of the marketing authorization. Marketing authorizations granted on this basis are not mutually recognized by other member states.

The majority of medicines available in the EU were authorized at national level, either because they were authorized before EMA’s creation or they were not in the scope of the centralized procedure. Each EU Member State has its own national authorization procedures. If a company wishes to request marketing authorization in several EU Member States for a medicine that is outside the scope of the centralized procedure, it may use one of the following routes:

●	the mutual-recognition procedure, whereby a marketing authorization granted in one Member State can be recognized in other EU countries; or

●	the decentralized procedure, whereby a medicine that has not yet been authorized in the EU can be simultaneously authorized in several EU Member States.

Mutual Recognition and Decentralized Procedures

With the exception of products that are authorized centrally, the competent authorities of the member states are responsible for granting marketing authorizations for medicinal products placed on their national markets. If the applicant for a marketing authorization intends to market the same medicinal product in more than one member state, the applicant may seek an authorization progressively in the community under the mutual recognition or decentralized procedure. Mutual recognition is used if the medicinal product has already been authorized in a member state. In this case, the holder of this marketing authorization requests the member state where the authorization has been granted to act as reference member state by preparing an updated assessment report that is then used to facilitate mutual recognition of the existing authorization in the other member states in which approval is sought (the so-called concerned member state(s)). The reference member state must prepare an updated assessment report within 90 days of receipt of a valid application. This report together with the approved SmPC (which sets out the conditions of use of the product), and a labeling and package leaflet are sent to the concerned member states for their consideration. The concerned member states are required to approve the assessment report, the SmPC and the labeling and package leaflet within 90 days of receipt of these documents. The total procedural time is 180 days.

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

For both mutual recognition and decentralized procedures, if a concerned member state objects to the grant of a marketing authorization on the grounds of a potential serious risk to public health, it may raise a reasoned objection with the reference member state. The points of disagreement are in the first instance referred to the Co-ordination Group on Mutual Recognition and Decentralized Procedures (“CMD”), to reach an agreement within 60 days of the communication of the points of disagreement. If member states fail to reach an agreement, then the matter is referred to the EMA and CHMP for arbitration. The CHMP is required to deliver a reasoned opinion within 60 days of the date on which the matter is referred. The scientific opinion adopted by the CHMP forms the basis for a binding European Commission decision.

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

There are various types of applications for marketing authorizations:

Full Applications

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

Abridged Applications

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

Consent to refer to an existing dossier info

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

Israel

In addition to regulations of other countries where we are seeking or will seek regulatory approval, Israeli government regulations will also govern the development of our product candidates.

Clinical Testing in Israel

In order to conduct clinical testing on humans in Israel, special authorization must first be obtained from the ethics committee and general manager of the institution in which the clinical studies are scheduled to be conducted, as required under the Guidelines for Clinical Trials in Human Subjects implemented pursuant to the Israeli Public Health Regulations (Clinical Trials in Human Subjects), as amended from time to time, and other applicable legislation. These regulations also require authorization from the Israel Ministry of Health, except in certain circumstances, and in the case of genetic trials, special fertility trials and similar trials, an additional authorization of the overseeing institutional ethics committee. The institutional ethics committee must, among other things, evaluate the anticipated benefits that are likely to be derived from the project to determine if it justifies the risks and inconvenience to be inflicted on the human subjects, and the committee must ensure that adequate protection exists for the rights and safety of the participants as well as the accuracy of the information gathered in the course of the clinical testing. Since we intend to perform a portion of the clinical studies on certain of our therapeutic candidates in Israel, we will be required to obtain authorization from the ethics committee and general manager of each institution in which we intend to conduct our clinical trials, and in most cases, from the Israel Ministry of Health.

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

Ukraine

In addition to regulations of other countries where we are seeking or will seek regulatory approval, Ukrainian government regulations will also govern the development of our product candidates.

Registration Procedure

The Ukrainian legislation on registration and marketing of the medicinal products has been harmonized with the EU legislation since 2005. The general requirements for documentation and expert evaluation process are fairly close to the European directives, although there are national requirements which may significantly affect regulatory process.

The national legislation on registration of the medicinal products is very closely intertwined with the requirements for safety (pharmacovigilance) and quality management. Therefore, in order to obtain and maintain the Registration Certificate for the finished medicinal product, the applicant has to:

●	conduct state registration by submitting the application to the Ministry of Health of Ukraine and by expert evaluation of the documents of the registration dossier in the SEC;

●	establish and maintain the pharmacovigilance system in Ukraine;

●	confirm or certify the manufacturing compliance with the GMP requirements; and

●	register the layouts (artworks) of the primary and secondary packaging in the Unified Automated Information System (“UAIS”) of the State Service of Ukraine on Medicines and Drugs Control (“SMDC”).

Both a resident and a non-resident of Ukraine (for example, the manufacturer himself) may act as a Marketing Authorization Holder (“MAH”) for registration. In accordance with the law it is the MAH who has responsibility for the quality, safety and efficacy of the medicinal product during marketing within the territory of Ukraine. If the MAH and the manufacturer are different entities, it is necessary to include the documentation clarifying association between them in the registration materials.

A non-resident MAH does not have to establish a local representative office or another corporate entity within the territory of Ukraine. However, the MAH is obliged to establish and maintain the pharmacovigilance system in Ukraine, including the necessity to appoint the local contact person responsible for pharmacovigilance and to appoint the person in Ukraine, who will be responsible for the medicinal product quality.

Ukraine Registration Authorities

The Ministry of Health of Ukraine (the “MOH”) is the central executive body of the healthcare system. The MOH accepts the applications for the medicinal product registration and approves decisions on registration by issuing Orders.

The State Expert Center of the Ministry of Health of Ukraine examines the registration dossiers during registration procedure and supervises the medicinal products safety (pharmacovigilance).

The SMDC implements the state policy on quality control of the medicinal products and medical devices, carries out activities on recognition (certification) of manufacturing compliance with the GMP requirements.

Application Documentation and Procedure

The documentation for the standard new registration procedure consists of the following parts:

●	Application for registration, completed according to the national application form;

●	Registration form (legal and administrative documentation that accompanies the Application);

●	Registration dossier in Common Technical Document (“CTD”) format, consisting of 5 Modules (Modules 2-5 meet the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (ICH) CTD requirements);

●	Translation of registration dossier parts into Ukrainian or Russian; and

●	Specific national documents, namely:

o	QCMs are the quality control methods for the medicinal product that include the medicinal product composition, release and storage specifications, detailed method descriptions, data on the manufacturers, packaging description, shelf-life and storage conditions;

o	Instruction for medical use is the information on use of the medicinal product, which is most often supplied as a leaflet; and

o	Layout and description of the packaging is the description of the information on the primary and secondary packaging of the medicinal product.

The registration procedure and the review of application dossier in Ukraine is similar to the EU model. For example, the review of full dossier takes 210 days. Following the first (initial) registration, the Registration Certificate is issued for a period of 5 years. Not later than 90 days before the end of registration period (5 years), the application for re-registration may be submitted (the recommended deadline is 10-11 months in advance). After the re-registration, the Registration Certificate of unlimited duration is issued (unless the MOH decides to conduct an additional re-registration after 5 years for valid reasons related to pharmacovigilance).

For re-registration significantly fewer documents are required, compared to initial registration. During re-registration the main focus is on the management of the medicinal product safety, that is, on the documents of the pharmacovigilance system and the Instruction for medical use of the medicinal product. Before submitting the application for re-registration, it is necessary to submit separate applications for all of the changes. These submitted applications (changes and re-registration) are examined in parallel, and independently of each other.

Advertising and promotion

In Ukraine, it is allowed to advertise non-prescription (“OTC”) medicinal products only. Advertising the prescription medicinal products in non-specialized media is prohibited. There are rigorous restrictions regarding the OTC medicinal products advertising, most of which are described in Article 21 of the Law of Ukraine “On Advertising”, and there are also other legislative restrictions. The promotion of prescription medicinal products is allowed in specialized publications intended for medical institutions and doctors, as well as for distribution at seminars, conferences, symposiums on medical topics.

China

Historically the regulatory environment for the medicinal products in China has been considered a challenging one, due to:

●	discrepancies between national and international quality standards;

●	timeframes for review and approval of new drugs that is longer than in most major countries; and

●	a lack of capacity of the regulatory bodies that has resulted in a backlog of applications.

In August 2015, the China State Council issued “Opinions on Reforming the Review and Approval System for Drugs and Medical Devices.” The overarching intention of this initiative was to promote transformation and upgrade of the pharmaceutical industry and bring marketed products up to international standards in terms of efficacy, safety and quality, so as to better meet the public needs for drugs. For future NDAs, the CFDA requires applicants to include a clinical trial self-inspection report, which the CFDA will further review.

Review Process

In February 2016, the CFDA initiated a priority review procedure, pursuant to which the following medicinal product categories will be eligible for the priority review status:

●	Innovative drugs not approved anywhere worldwide;

●	Innovative drugs where there is a plan to transfer the manufacturing site to China;

●	Global clinical trial application (“CTA”) to China in parallel with the US or EU;

●	Innovative drugs for HIV/AIDS, viral hepatitis, rare disease(s), malignant tumors and pediatric indications; and

●	Newly launched generic drugs.

After the CFDA approves the priority review process request, applicants are given priority reviewer resources allocated by the Center for Drug Evaluation (“CDE”) and additional channels to communicate with and obtain quick feedback from the CDE/CFDA. Target approval time from submission is within six months.

China started to implement a pilot program MAH System in ten provinces in 2015. The MAH system will be implemented throughout China and the Drug Administration Law of China will be amended accordingly. Under such program, a research and development organization or its personnel can be an MAH. The MAH will be fully responsible for any liability with respect to the drug during the lifecycle. The parties authorized by the MAH to conduct relevant work, including research and production, will bear liability in accordance with the law and the applicable agreements. In addition, the MAH will also be required to establish a system to directly report adverse drug reactions or adverse drug events.

CFDA has also created a new classification “new to the world”, to replace the previous “new to China” category. This is based on the global marketing authorization approval status and the location of the manufacturing sites inside or outside of China. This removes the previous definitions that were based on the specific status in China and aligns classification more closely to other regulatory agencies.

On October 10, 2017, the CFDA issued the Decision to Adjust Relevant Items concerning Imported Drug Registration (the "Imported Drug Decision"). The Imported Drug Decision implemented changes to facilitate the review and approval process for imported drugs, particularly for innovative imported drugs. Pursuant to the Imported Drug Decision, the CFDA will accept foreign clinical trial data as part of international multi-center clinical trials. In addition, the Imported Drug Decision provides that an overseas applicant intending to conduct an international multi-center clinical trial in China can simultaneously conduct a Phase I clinical trial inside and outside China, which essentially means foreign Phase I clinical trial data can be used for the approval application of imported drugs.

The Submission Policy

Previously, the CFDA required that a foreign-developed drug must be approved in another country, and then proceed to China for NDA/MAA submission. Even if there is multinational clinical trial (“MNCT”) data in China, the applicant had to wait for the Certificates of Pharmaceutical Product (“CPP”) from the US, EU or other countries, and only then could there be a second submission (submission to the CFDA to request clinical trial waiver).

Under the new policy, there is no need for the CPP. After completing the MNCT with the necessary relevant clinical study report (CSR), a sponsor can make an NDA/MAA submission to the CFDA without CPP. This means, theoretically, that the China NDA/MAA submission and approval can be in parallel with (or even precede) the foreign MAA approval. These changes more closely align China to global standards, processes and timelines and should have a substantial impact on the China local pharmaceutical market and on the global pharmaceutical industry.

This new policy is expected to have a strong positive impact on foreign-developed new drug innovators who can have a full clinical development program inside China, with significantly shortened regulatory review processes. The CFDA marketing authorization approval can be in parallel with the US, EU or any other country’s approval.

During 2017, the CFDA announced the following policies which may also positively impact the product registration process in China:

●	Policy on reform of clinical trial management. The CFDA will no longer accredit clinical sites with GCP. This opens clinical sites to all qualified hospitals, meaning a likely increase in the number of sites able to manage clinical trials in order to meet the need of increase of drug and medical device trials in China. The CFDA retains responsibility for site inspections.

●	Policy on acceleration of drug and medical device registration review process. For medicinal products indicated for serious life-threatening conditions or for significant unmet medical needs, where early or mid-stage clinical data can predict clinical benefits, the CFDA will be able to grant a conditional approval to allow early marketing in China, with a defined risk management plan and commitment to complete required clinical trial(s) based on the CFDA’s review and conclusion. China’s Ministry of Health will issue a rare disease list for China and set up a rare disease patient registration process. The orphan drug and medical device manufacturer/applicant can apply for a clinical trial waiver or an agreed decrease in trial subject numbers. For orphan drugs or medical devices that are already approved outside of China, the CFDA can issue a conditional approval to allow marketing in China, while the sponsor completes commitment for clinical trial based on the CFDA’s review and conclusion.

In general, positive changes for China’s regulatory environment are expected to better align China with global regulatory norms by achieving the following:

●	Shortening the new IND and NDA review timeline. This may reverse the previous reluctance to include China in global studies or programs because of the long IND timelines.

●	Increasing transparency and globalization. The CFDA is encouraging foreign sponsors to undertake global studies in China and recommending that local clinical sites join global studies to help ensure clinical trial data meet the requirements needed for China and global registration.

●	Minimizing the drug lag. The change in the foreign drug registration process by eliminating the CPP requirement may allow the drug approval process in China to be in parallel with the US and/or the EU.

Other Countries

In addition to regulations in the United States, the EU, Israel, Ukraine and China, we may be subject to a variety of other regulations governing clinical trials and commercial sales and distribution of drugs in other countries. Whether or not our products receive approval from the FDA or EMA approval of such products must be obtained by the comparable regulatory authorities of countries other than the United States or European Union before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA or EMA approval. The requirements governing the conduct of clinical trials and product licensing vary greatly from country to country.

The requirements that we and our collaborators must satisfy to obtain regulatory approval by government agencies in other countries prior to commercialization of our products in such countries can be rigorous, costly and uncertain.  In the European countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States.  Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the European countries: mutual recognition and the centralized procedure.  These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision-making authority in product approval.  Foreign governments also have stringent post-approval requirements including those relating to manufacture, labeling, reporting, record keeping and marketing.  Failure to substantially comply with these on-going requirements could lead to government action against the product, us and/or our representatives.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	a requirement to provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about executive compensation arrangements;

●	no non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	an exemption from the auditor attestation requirement in the assessment of internal control over financial reporting.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we had total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we had issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Employees

We currently have one full time employee, Or Eisenberg, our Acting Chief Executive Officer and Chief Financial Officer, and one part time employee. In addition, our Chief Operating Officer dedicates 80% of his time to us and our Chairman of the Board commits 20% of his time to us, both engaged by us via such persons’ wholly owned services companies. In addition, we engage certain outside consultants that are, in general, compensated on an hourly basis.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report, including the matters addressed in the section entitled “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page ii of this Annual Report, before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “RISK FACTORS” are forward-looking statements. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations and it is not possible to predict all risk factors, nor can we assess the impact of all factors on us or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in or implied by any forward-looking statements.

Risks Related to our Business

We have incurred operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including DES. We have in-licensed certain rights to LO2A, a drug developed for the treatment of DES, and other ophthalmological illnesses, including CCH and Sjögren’s. Since April 2015, we have been financing our operations through numerous financing activities, including the issuance of ordinary shares and from loans from Ridge and Rimon Gold Rimon Gold and from third parties. We have historically incurred net losses, including net losses of approximately $2.97 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, we had an accumulated deficit of approximately $26.4 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales and accordingly we do not have a revenue stream to support our cost structure. Our losses have resulted principally from costs incurred in development and discovery activities as well as from certain financial expenses related mainly to convertible loans. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we:

●	initiate and manage pre-clinical development and clinical trials for LO2A;

●	seek regulatory approvals for LO2A;

●	implement internal systems and infrastructures;

●	seek to license additional technologies to develop;

●	pay royalties and other payments related to the LO2A License Agreement;

●	hire management and other personnel; and

●	move towards commercialization.

No certainty exists that we will be able to complete the development of LO2A for CCH, Sjögren’s or any other ophthalmic disorder, due to financial, technological or other difficulties. If LO2A fails in clinical trials or does not gain regulatory clearance or approval, or if LO2A does not achieve market acceptance, we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in highly regulated and competitive markets, such as the biopharmaceutical market, where regulatory approval and market acceptance of our products are uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on the Convertible Loans and subjecting us to additional risks.

We have a significant amount of indebtedness. As of December 31, 2017, we had a total of $1,415,323 of loans (principal and interest) outstanding under Convertible Loans, of which (1) Ridge extended a principal amount of $274,048, (2) Rimon Gold extended a principal amount of $805,115, and (3) Fisher extended a principal amount of $274,048. If we incur additional indebtedness to our current indebtedness levels, including other short or long-term credit facilities, the related risks that we now face could increase. For more information relating to the Convertible Loans and the agreements relating thereto, please see Item 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” beginning on page 62 of this Annual Report.

Our substantial debt could have important consequences, including:

●	making it more difficult for us to satisfy our obligations with respect to the Convertible Loans and other obligations;

●	limiting our ability to obtain additional financing on satisfactory terms and to otherwise fund working capital, capital expenditures, and other general corporate requirements;

●	our ability to adjust to changing market conditions;

●	increasing our vulnerability to general adverse economic and industry conditions;

●	placing us at a competitive disadvantage compared to our competitors that have no debt or are less leveraged;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	restricting us from making strategic acquisitions or exploiting business opportunities.

Our assets are subject to security interests in favor of Rimon Gold. Our failure to repay the Convertible Loans, if required, could result in legal action against us, which could require the sale of all of our assets.

In order to secure our obligations and performance pursuant to the Convertible Loans from Rimon Gold, we recorded a first priority fixed charge in favor of Rimon Gold on all of our rights, including our distribution rights, under the LO2A License Agreement, and a first priority floating charge on all of our rights, title and interest in all of our assets, as exist from time to time. If we are unable to repay the Convertible Loans from Rimon Gold when due, Rimon Gold could foreclose on our assets in order to recover the amounts due. Any such action would require us to curtail or cease operations.

The Convertible Loans contain restrictive covenants that may limit our corporate activities, which could have an adverse effect on our financial condition and results of operations.

We delivered to Rimon Gold an Irrevocable Guaranty and Undertaking (the “Wize Guaranty”) pursuant to which we irrevocably guarantee Wize Israel’s obligations to Rimon Gold under the Convertible Loans. The Wize Guaranty contains a number of restrictive covenants that limit our operating flexibility. Furthermore, the Convertible Loans (including the Security Agreements associated therewith) contain a number of undertakings and restrictive covenants that, until the full repayment of such loans (including by way of conversion into our shares), limit our operating and financial flexibility. The covenants in the Convertible Loans (including the Security Agreements associated therewith) and the Wize Guaranty include, among other things, limitations on the creations of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and change of control transactions; on changes in the general nature of our business; and on the distribution of dividends. Such obligations may hinder our future operations or the manner in which we operate our business, which could have a material adverse effect on our business, financial condition or results of operations. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. These provisions, when taken as a whole, may also have the effect of making an acquisition of us more difficult and, consequently, also cause our shares to trade at prices below the price for which third parties might be willing to pay to gain control of us.

As a result of the restrictions in the Convertible Loans (including the Security Agreements associated therewith) and the Wize Guaranty, or similar restrictions in our future financing arrangements, we may need to seek permission from our lenders in order to engage in certain corporate actions. Our lenders’ interests may be different from ours and we may not be able to obtain their permission when needed or at all. This may prevent us from taking actions that we believe are in our best interest, which may adversely impact our revenues, results of operations and financial condition.

We will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests.

The sources of financing at our disposal are estimated by our management to be currently insufficient (i) to conduct our ongoing business for the next 12 months, (ii) to conduct any future clinical trials, and (iii) for LO2A’s commercial production and marketing. No certainty exists that we will be able to secure the additional sources of finance we need to perform the advanced and necessary stages of receiving regulatory approvals for marketing and distributing our products, including the costs derived from performing clinical trials and the requirements of the regulatory authorities. The lack of satisfactory means of financing may bring our business activity to a halt. As of December 31, 2017, we had cash and cash equivalents of approximately $215,000. We have expended and believe that we will continue to expend substantial resources for the foreseeable future developing LO2A. These expenditures will include costs associated with research and development, manufacturing, conducting clinical trials, as well as commercializing any products approved for sale. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of LO2A. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will require additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials of LO2A, the timing and outcome of regulatory review of LO2A, the number and development requirements of other product candidates that we pursue, if any, and the costs of activities, such as product marketing, sales, and distribution. Because of the numerous risks and uncertainties associated with the development and commercialization of LO2A, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials.

Our future capital requirements depend on many factors, including:

●	the need to service debt obligations under the Convertible Loans;

●	any payments to be made to Resdevco under the LO2A License Agreement;

●	the failure to obtain regulatory approval or achieve commercial success of LO2A;

●	the results of our preclinical studies and clinical trials for any future earlier stage product candidate, and any decisions to initiate clinical trials if supported by the preclinical results;

●	the costs, timing and outcome of regulatory review of LO2A that progress to clinical trials;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

●	the cost of commercialization activities if any LO2A is approved for sale for a particular indication, including marketing, sales and distribution costs;

●	the cost of manufacturing LO2A;

●	the timing, receipt and amount of sales of, or royalties on, our future products, if any;

●	the expenses needed to attract and retain skilled personnel;

●	any product liability or other lawsuits related to our products;

●	the extent to which we acquire or invest in businesses, products or technologies and other strategic relationships; and

●	the costs of financing unanticipated working capital requirements and responding to competitive pressures.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for LO2A or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize LO2A.

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

According to management estimates, liquidity resources as of December 31, 2017 will not be sufficient to maintain our operations for the next twelve months which raises substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

According to management estimates, liquidity resources as of December 31, 2017, will not be sufficient to maintain our operations for the next 12 months. Our inability to raise funds to conduct our research and development activities will have a severe negative impact on our ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2017 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. This emphasis of matter paragraph could materially limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Future reports on our annual financial statements may include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our licensed technology, and we will be unable to develop and commercialize LO2A.

Our present and future capital requirements depend on many factors, including:

●	the level of research and development investment required to develop LO2A;

●	the costs of obtaining or manufacturing LO2A for research and development and testing;

●	the results of preclinical and clinical testing, which can be unpredictable in drug development;

●	changes in drug development plans needed to address any difficulties that may arise in manufacturing, preclinical activities or clinical studies;

●	our ability and willingness to enter into new agreements with strategic partners and the terms of these agreements;

●	our success rate in preclinical and clinical efforts associated with milestones and royalties;

●	the costs of investigating patents that might block us from developing potential product candidates;

●	the costs of recruiting and retaining qualified personnel;

●	the time and costs involved in obtaining regulatory approvals;

●	our revenues, if any;

●	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

●	our need or decision to acquire or license complementary technologies or new platform or product candidate targets.

If we are unable to obtain the funds necessary for our operations, we will be unable to maintain and improve our licensed technology, and we will be unable to develop and commercialize our products and technologies, which would materially and adversely affect our business, liquidity and results of operations.

Potential administrative enforcement proceedings may have an adverse effect on our business and financial condition.

To our knowledge, the Israel Securities Authority (the “ISA”) is conducting an administrative inquiry regarding Wize Israel’s public reports with the ISA in Israel regarding its applicable regulatory path necessary for the marketing of LO2A for the treatment of DES in the United States.  As part of the inquiry, the ISA requested Wize Israel to provide certain documentation and has also questioned its officers with respect to such reports. Wize Israel and its officers cooperated with the ISA and, at the ISA’s request, Wize Israel also publicly filed a supplemental report to provide additional information in connection with the said regulatory path and marketing plans, which we believe contained all the required information. As of the date of this Annual Report, it is uncertain whether such inquiry will lead to any administrative enforcement proceedings by the ISA, if at all. In the event the ISA commences enforcement proceedings against Wize Israel or its office holders, this could result, among other things, in financial sanctions against Wize Israel or its office holders, which can adversely effect our business and financial condition.

Risks Related to our Business and Regulatory Matters

We have not yet commercialized LO2A, and may never become profitable.

Although LO2A is approved for sale for certain indications in a limited number of jurisdictions, we have not yet commenced commercialization of LO2A, and may never be able to do so other than with respect to the entry into of distribution agreements in Israel and Ukraine, which are not expected to result in material revenues. Our activity is influenced by the policies of regulatory authorities. Changes and developments in regulatory requirements or our failure to meet such requirements may lead to restrictions or delays in developing LO2A and cause material expenses for us. We do not know when or if we will complete any of our product development efforts of LO2A, obtain regulatory approval for any future product candidates incorporating our technologies or successfully commercialize any approved products. Even if we are successful in developing LO2A that is approved for marketing, we will not be successful unless these products gain market acceptance for appropriate indications at favorable reimbursement rates. The degree of market acceptance of these products will depend on a number of factors, including:

●	the timing of regulatory approvals in the countries, and for the uses, we seek;

●	the competitive environment;

●	the establishment and demonstration in the medical community of the safety and clinical efficacy of LO2A and its potential advantages over existing therapeutic products;

●	our ability to enter into strategic agreements with pharmaceutical and biotechnology companies with strong marketing and sales capabilities;

●	the adequacy and success of distribution, sales and marketing efforts; and

●	the pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators.

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

Our current pipeline is based on a single compound, LO2A. Failure to develop LO2A will have a material adverse effect on us.

In August 2016, we commenced a Phase II randomized, double-blind, placebo-controlled, clinical trial, in parallel groups which is intended for the repeated confirmation of the effectiveness and safety of LO2A for patients suffering from moderate to severe CCH. The Multi-Center Trial is in five different medical centers in Israel with only us having access to the trial data. As of March 26, 2018, the Multi-Center Trial had already enrolled all the planned 62 patients, with the treatment time for each patient being three months.

On October 26, 2017, Wize Israel announced the termination of its Single-Center Trial in Israel that commenced in January 2017. The Single Center Trial was a Phase II, randomized, double-blind, placebo-controlled, pilot study carried out in parallel groups that was intended to evaluate the safety and efficacy of LO2A for patients suffering from moderate to severe CCH with Wize Israel having sole access to the trial data. On October 24, 2017, Wize Israel received notice from the CRO that manages and supervises Wize Israel’s clinical trials, that an inadequate amount of quality information may be derived from the results collected thus far, given that there is no correlation in the reaction of both eyes to LO2A, in contrast to professional literature and other trials. In addition, the recruitment rate of patients was less than required and there was a higher than expected dropout rate. In light of the above, the CRO concluded that the results of the trial would be of no use even if the trial continued until the end of its term. Based on the CRO’s conclusion, Wize Israel determined to terminate the trial and to save the future costs that would be incurred in connection with such trial.

LO2A is at various stages of clinical development and may never be commercialized for the indications in the territories that we presently have rights under the LO2A License Agreement. The progress and results of any future clinical trials are uncertain, and the failure of LO2A to receive regulatory approvals will have a material adverse effect on our business, operating results and financial condition to the extent we are unable to commercialize LO2A. In addition, we face the risks of failure inherent in developing therapeutic products.

Furthermore, LO2A must satisfy rigorous standards of safety and efficacy before it can be approved by the U.S. Food and Drug Administration (the “FDA”), and any applicable foreign regulatory authorities for commercial use. The FDA and foreign regulatory authorities have full discretion over this approval process. We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval. Typically, in the pharmaceutical industry, there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Also, satisfying regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory reviews.

In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate, we must demonstrate through pre-clinical testing and through human clinical trials that the product candidate is safe and effective for its intended uses (e.g., treatment of a specific condition in a specific way subject to contradictions and other limitations). Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs or grant approval for a narrowly intended use that is not commercially feasible.  We might not obtain regulatory approval for LO2A in a timely manner, if at all.  Failure to obtain FDA approval for LO2A in a timely manner or at all will severely undermine our business by reducing the number of salable products and, therefore, corresponding product revenues.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. Many companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Any delay in, or termination or suspension of, our clinical trials will delay the requisite filings with the FDA or any applicable foreign regulatory authority and, ultimately, our ability to commercialize LO2A and generate product revenues.  If the clinical trials do not support our product claims, the completion of development of such product candidates may be significantly delayed or abandoned, which will significantly impair our ability to generate product revenues and will materially adversely affect our results of operations.

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

Changes in our clinical trials or future clinical trials could cause LO2A or any future product candidate to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

We might be unable to develop LO2A that will achieve commercial success in a timely and cost-effective manner, or ever.

Even if regulatory authorities approve LO2A for the indications in the territories that we presently have rights under the LO2A License Agreement, they may not be commercially successful. LO2A may not be commercially successful because government agencies and other third-party payors may not cover the product or the coverage may be too limited to be commercially successful; physicians and others may not use or recommend our products, even following regulatory approval. A product approval, assuming one issues, may limit the uses for which the product may be distributed thereby adversely affecting the commercial viability of the product. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. Patient acceptance of and demand for LO2A for which we obtain regulatory approval or license will depend largely on many factors, including but not limited to the extent, if any, of reimbursement of costs by government agencies and other third-party payors, pricing, the effectiveness of our marketing and distribution efforts, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products. If physicians, government agencies and other third-party payors do not accept our products, we will not be able to generate significant revenue.

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

For example, in October 2017, we terminated our Single Center Trial. The Single Center Trial was a Phase II, randomized, double-blind, placebo-controlled, pilot study carried out in parallel groups that was intended to evaluate the safety and efficacy of LO2A for patients suffering from moderate to severe CCH, with Wize Israel having sole access to the trial data. On October 24, 2017, Wize Israel received notice from the CRO that manages and supervises Wize Israel’s clinical trials, that an inadequate amount of quality information may be derived from the results collected thus far, given that there is no correlation in the reaction of both eyes to LO2A, in contrast to professional literature and other trials. In addition, the recruitment rate of patients was less than required and there was a higher than expected dropout rate. In light of the above, the CRO concluded that the results of the trial would be of no use even if the trial continued until the end of its term. Based on the CRO’s conclusion, Wize Israel determined to terminate the trial and to save the future costs that would be incurred in connection with such trial. For the avoidance of doubt, this does not impact the Multi-Center Trial.

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

If any third party upon whom we rely to manufacture LO2A is unable to timely manufacture LO2A in compliance with current Good Manufacturing Practices (“cGMP”) and other regulations our business will be harmed.

We do not currently have the ability to manufacture the compounds that we need to conduct our clinical trials and, therefore, rely upon, and intend to continue to rely upon, a certain contract manufacturer to produce and supply LO2A (including the active pharmaceutical ingredients, or APIs) for use in clinical trials and for future sales. If such manufacturer is unable to manufacture the compounds in a timely fashion or in compliance with current cGMP and other applicable regulations or if there is a strain on the relationship with such manufacturer, our clinical development programs may be delayed which could have a detrimental effect on our business.

The manufacture of LO2A is a chemical synthesis process and if our manufacturer encounters problems manufacturing LO2A, our business could suffer.

Regulators throughout the world, including the FDA, require manufacturers to register manufacturing facilities. Such regulators also inspect these facilities to confirm compliance with requirements that such regulators establish. We have engaged a contract manufacturer to produce and supply LO2A and such third party manufacturer may face manufacturing or quality control problems causing product production and shipment delays or a situation where such manufacturer may not be able to maintain compliance with the applicable regulators’ requirements necessary to continue manufacturing LO2A. In addition, drug manufacturers may be subject to ongoing periodic unannounced inspections by regulators to ensure strict compliance with requirements and other regulations and applicable standards. Any failure to comply with such requirements could adversely affect our clinical research activities and our ability to market and develop LO2A.

We do not currently have sales, marketing or distribution capabilities or experience, and are unable to effectively sell, market or distribute LO2A now and do not expect to be able to do so in the future. The failure to enter into agreements with third parties that are capable of performing these functions would have a material adverse effect on our business and results of operations.

We intend to enter into agreements with pharmaceutical companies and distributors with relevant marketing capabilities in the field of pharmaceuticals in order to use them to sell LO2A in countries around the world where we hold rights to sell LO2A. To date, we have entered into two distribution agreements and one additional framework agreement to market LO2A for DES only. We do not currently have and do not expect to develop our own sales, marketing and distribution capabilities. If we are unable to enter into agreements with third parties to perform these functions, we will not be able to successfully market LO2A. In order to successfully market LO2A, we must make arrangements with third parties to perform these services.

As we do not intend to develop a marketing and sales force with technical expertise and supporting distribution capabilities, we will be unable to market LO2A directly. To promote any of our potential products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms, and may not be able to do so. Any third-party arrangements we are able to enter into may result in lower revenues than we could achieve by directly marketing and selling our potential products. In addition, to the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted in most cases at this time.  As a result, we might not be able to market and sell LO2A in the United States or overseas, which would have a material adverse effect on our business.

We face significant competition and continuous technological change, and developments by competitors may render our products or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and may not ever be profitable.

We are active in a competitive market. The fierce competition in the field and the introduction of new competitors to the field may negatively impact our monetary results. We will compete against fully integrated pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs than ours, and have substantially greater financial resources, as well as significantly greater experience in:

●	developing drugs;

●	undertaking pre-clinical testing and human clinical trials;

●	obtaining FDA, addressing various regulatory matters and other regulatory approvals of drugs;

●	formulating and manufacturing drugs; and

●	launching, marketing and selling drugs.

If our competitors develop and commercialize products faster, or develop and commercialize products that are superior to LO2A, our commercial opportunities will be reduced or eliminated. The extent to which LO2A achieves market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the biotechnology and biopharmaceutical industry is intense and has been accentuated by the rapid pace of technology development. Our competitors include large integrated pharmaceutical companies, biotechnology companies that currently have drug and target discovery efforts, universities, and public and private research institutions. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than us. These organizations also compete with us to:

●	attract parties for acquisitions, joint ventures or other collaborations;

●	license proprietary technology that is competitive with the technology we are developing;

●	attract funding; and

●	attract and hire scientific talent and other qualified personnel.

Our competitors may succeed in developing and commercializing products earlier and obtaining regulatory approvals from the FDA and other foreign regulatory authorities more rapidly. Our competitors may also develop products or technologies that are superior to those we are developing, and render LO2A or any future product candidate or technology obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and may never be profitable.

We may suffer losses from product liability claims if LO2A causes harm to patients.

LO2A could cause adverse events. There is also a risk that certain adverse events may not be observed in clinical trials, but may nonetheless occur in the future. If any of these adverse events occur, they may render LO2A ineffective or harmful in some patients, and our sales would suffer, materially adversely affecting our business, financial condition and results of operations.

The clinical trials we carry out are with an insurance policy that allows the trials to be conducted. Accordingly, it is uncertain whether we will be able to complete our receipt of the regulatory approvals for marketing the drug. Furthermore, it is uncertain whether indemnification will be provided by the insurance companies. In addition, potential adverse events caused by LO2A could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit the marketing and commercialization of LO2A. Our business is exposed to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. If, at any time, we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to clinically test, market or commercialize LO2A. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities, and, as a result, our business, liquidity and results of operations would be materially adversely affected.

LO2A will remain subject to ongoing regulatory requirements even if it receives marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sales of any approved commercial products could be suspended.

Even if we receive regulatory approval to market LO2A, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or the conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could negatively impact us or our collaboration partners by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. In addition, as clinical experience with a drug expands after approval, typically because it is used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies. Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of or withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including the following:

●	restrictions on the products, manufacturers or manufacturing process;

●	warning letters;

●	civil or criminal penalties, fines and injunctions;

●	product seizures or detentions;

●	import or export bans or restrictions;

●	voluntary or mandatory product recalls and related publicity requirements;

●	suspension or withdrawal of regulatory approvals;

●	total or partial suspension of production; and

●	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

If we or our collaborators are slow or unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, marketing approval for LO2A may be lost or cease to be achievable, resulting in decreased revenue from milestones, product sales or royalties, which would have a material adverse effect on our results of operations.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of LO2A could be delayed.

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

We may not be able to obtain insurance policies on terms affordable that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our business.

Risks Related to our Intellectual Property

Our ability to pursue the purchase, marketing, sale and distribution of LO2A depends upon the continuation of the LO2A License Agreement.

We do not own LO2A. We have entered into the LO2A License Agreement with Resdevco to license certain rights to LO2A (see Item 1 - “BUSINESS — LO2A License Agreement,” beginning on page 8 of this Annual Report). The LO2A License Agreement requires us to, among other things, make certain minimum royalty payments to Resdevco and meet certain regulatory milestones. If we do not meet our obligations under the LO2A License Agreement in a timely manner, or if we otherwise breach the terms of the LO2A License Agreement, Resdevco could terminate the LO2A License Agreement and we would lose the rights to LO2A. From time to time, in the ordinary course of business, we may have disagreements with Resdevco regarding the terms of the LO2A License Agreement or ownership of proprietary rights, which could lead to delays in the research, development, collaboration and commercialization of LO2A, or could require or result in litigation or arbitration, which could be time-consuming and expensive. If the LO2A License Agreement is terminated, it would have a material adverse effect on our business, prospects and results of operations.

Our inability to expand our rights under the LO2A License Agreement may have a detrimental effect on our business.

Pursuant to the LO2A License Agreement, we have (i) the right to add additional territories in the future, subject to a commitment by us to pay minimum royalties, (ii) the right to purchase Resdevco’s agreements with its existing distributors of LO2A in other jurisdictions, subject to the payment by us of the amount set forth in the LO2A License Agreement, and (iii) a right of first negotiation with potential distributors to whom Resdevco may in the future grant distribution rights to LO2A in certain territories, subject to the payment by us of certain minimum royalties. The LO2A License Agreement historically included an option for us to purchase from Resdevco all remaining territories for a fixed amount and such option was cancelled on March 30, 2017.

Our ability to exercise our rights mentioned above and to expand our business is subject to us having sufficient cash resources to make the applicable payments to Resdevco. If we do not have sufficient cash resources to make such payments, we will not be able to exercise our expansion rights under the LO2A License Agreement and our business may suffer.

The failure to obtain or maintain patents and other intellectual property could impact our ability to compete effectively.

Our success, competitive position, and future revenues, if any, depend in part on our ability to obtain and successfully leverage intellectual property covering LO2A, know-how, methods, processes, and other technologies, to protect our trade secrets, to prevent others from using our intellectual property and to operate without infringing the intellectual property rights of third parties.

The risks and uncertainties that we face with respect to our intellectual property rights include, but are not limited to, the following:

●	while any patents that we license under the LO2A License Agreement have been issued, their scope of protection is limited to the CCH indication in the United States;

●	we may not obtain rights from Resdevco to any further patents or patent applications related to LO2A;

●	we or Resdevco may be subject to interference proceedings;

●	we or Resdevco may be subject to opposition proceedings in foreign countries;

●	any patent that is issued may not provide meaningful protection;

●	we or Resdevco may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us or our customers;

●	other companies may independently develop similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies we have licensed or developed; and

●	enforcement of patents is complex, uncertain and expensive.

If patent rights covering LO2A are not sufficiently broad or expire, they may not provide us with any protection against competitors with similar products and technologies. For example, a patent covering the composition and use of LO2A for treating or alleviating DES has expired.  Furthermore, if the United States Patent and Trademark Office (the “USPTO”), or foreign patent offices issue patents to us or our licensors, others may challenge the patents or design around the patents, or the patent office or the courts may invalidate the patents.  Thus, any patents we own or license from or to third parties may not provide any protection against our competitors.

We cannot be certain that patents will be issued as a result of any pending applications, and cannot be certain that any of our issued patents, including those licensed from Resdevco or any other third-party in the future, will give us adequate protection from competing products. For example, issued patents, including the patents licensed by us, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope.

In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or Resdevco were or will be the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may obtain issued patents that could prevent us from commercializing LO2A or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how to protect our proprietary technology. We require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require our employees and consultants to disclose and assign their ideas, developments, discoveries and inventions to us. These agreements may not, however, provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

Costly litigation may be necessary to protect our or Resdevco’s intellectual property rights and we or Resdevco may be subject to claims alleging the violation of the intellectual property rights of others.

Our activity in the field of life sciences exposes us to the possibility of legal proceedings connected with our business activities. We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us or Resdevco in pending applications, we may be required to participate in an interference proceeding declared by the USPTO to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome was favorable to us. We, or our licensors, could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial. The ability of us and Resdevco to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays. If we are unable to effectively enforce our or Resdevco’s proprietary rights, or if we are found to infringe the rights of others, we may be in breach of the LO2A License Agreement.

A third party may claim that we or Resdevco are using inventions claimed by their patents and may go to court to stop us or Resdevco from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we or Resdevco are infringing the third party’s patents and will order us or Resdevco to stop the activities claimed by the patents, redesign our products or processes to avoid infringement or obtain licenses (which may not be available on commercially reasonable terms). In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

Moreover, there is no guarantee that any prevailing patent owner would offer us or Resdevco a license so that we or Resdevco could continue to engage in activities claimed by the patent, or that such a license, if made available, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us or Resdevco with respect to its product candidates, technologies or other matters.

We rely on our and Resdevco’s confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while they are employed by us and we believe that Resdevco also takes such measures, the agreements can be difficult and costly to enforce. Although we believe that our licensors seek to obtain these types of agreements from our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our products. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our and Resdevco’s rights can be costly and unpredictable. We and Resdevco also rely on trade secrets and proprietary know-how that we believe that Resdevco seeks to protect in part by confidentiality agreements with employees, contractors, consultants, advisors or others. Despite the protective measures we and Resdevco employ, we still face the risk that:

●	these agreements may be breached;

●	these agreements may not provide adequate remedies for the applicable type of breach;

●	our and Resdevco’s trade secrets or proprietary know-how will otherwise become known; or

●	our competitors will independently develop similar technology or proprietary information.

Patent protection outside the United States is particularly uncertain, and if we are involved in opposition proceedings outside the United States, we may have to expend substantial sums and management resources.

Patent law outside the United States is different than in the United States. Further, the laws of some foreign countries may not protect our or Resdevco’s intellectual property rights to the same extent as the laws of the United States, if at all.  A failure to obtain sufficient intellectual property protection in any country could materially and adversely affect our business, results of operations and future prospects.  Moreover, we may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and divert management’s resources and attention.

We may not be able to enforce employees’ and consultants covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees or consultants.

We have entered into non-competition agreements with our key employees and key consultants, within the framework of their employment agreements or consultant agreements, respectively. These agreements prohibit such persons, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable law, we may be unable to enforce these agreements. If we cannot enforce our non-competition agreements with such persons, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees and consultants, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are the same as or similar to LO2A but that are not covered by the claims of the patents that we have exclusively licensed;

●	Resdevco or any future strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent applications that we have exclusively licensed;

●	Resdevco or any future strategic partners might not have been the first to file patent applications covering certain of our technology;

●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	It is possible that any pending patent applications will not lead to issued patents;

●	Issued patents that we have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	We may not develop additional proprietary technologies that are patentable; and

●	The patents of others may have an adverse effect on our business.

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

Risks Related to our Industry

We are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market LO2A.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming and expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a material adverse effect on us. If we experience significant delays in testing or receiving approvals or sign-offs to conduct clinical trials, our product development costs, or our ability to license LO2A, will increase. If certain country’s regulatory authority grants regulatory approval to market a product, this approval will be limited to those disease states and conditions for which the product has demonstrated, through clinical trials, to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against us or LO2A. If approval is withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer.

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

We may be subject to U.S. and foreign anti-kickback laws and regulations. Our failure to comply with these laws and regulations could have adverse consequences.

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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both, and debarment. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations or any similar law in a different jurisdiction which is applicable to us could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products once commercialized may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

Risks Related to Our Common Stock

The failure of our business to succeed may result in the depression in the value of our Common Stock.

While LO2A is approved for sale in certain jurisdictions for the treatment of DES, LO2A is only approved for sale for the treatment of CCH in Hungary and for the treatment of Sjögren’s in the Netherlands. LO2A may never be successfully developed and approved for sale or successfully commercialized for the treatment of CCH or for Sjögren’s in any other jurisdiction. The failure to successfully commercialize LO2A for the treatment of CCH and Sjögren’s may have a material adverse effect on our business and could depress the value of our Common Stock.

Our restricted shares are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which applies to a “shell company.”

Prior to the Merger, we were a “shell company” under applicable SEC rules and regulations.  Pursuant to Rule 144, promulgated under the Securities Act, sales of the securities of a shell company, such as ours under that rule are not permitted until at least 12 months have elapsed from the date on which we file with the SEC Form 10 information in a Current Report on Form 8-K, reflecting our status as a non-shell company (which occurred on November 21, 2017).  As a result, some of our stockholders would be forced to hold their shares of Common Stock for at least that 12-month period before they are eligible to sell those shares, and even after that 12-month period, sales may not be made under Rule 144 unless we and our relevant stockholders are in compliance with other requirements of Rule 144.  Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities, unless we agree to register such securities under the Securities Act, which could cause us to expend additional time and cash resources.  The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time could cause the market price of our securities to decline.

A large number of shares are issuable upon exercise of outstanding Convertible Loans, Investment Rights or PIPE Warrants. The exercise of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in our company. The sale of a large amount of Common Stock received upon exercise of these securities on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of March 28, 2018, there were outstanding presently exercisable (i) Convertible Loans entitling the holders to purchase 1,355,775 shares of Common Stock at a weighted average exercise price of $1.0536 per share, (ii) Investment Rights entitling the holders to purchase 1,103,662 shares of Common Stock at a weighted average exercise price of $1.3224 per share, and (iii) PIPE Warrants entitling the holders to purchase 759,869 shares of Common Stock at a weighted average exercise price of $1.9728 per share. The exercise or conversion price for all of the aforesaid securities may be less than your cost to acquire our shares. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in our company. In addition, the holders of such securities may sell shares in tandem with their exercise of those securities to finance that exercise, which could further depress the market price of the Common Stock.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to LO2A.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Furthermore, the number of shares available for future grant under our equity compensation plans may be increased in the future. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our LO2A, or grant licenses on terms that are not favorable. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market LO2A that we would otherwise prefer to develop and market ourselves.

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

If applicable, the penny stock rules may make it difficult for investors to sell our shares of Common Stock.  Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our Common Stock may be adversely affected.  Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our Common Stock publicly at times and prices that they feel are appropriate.

We may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our Common Stock and may make it more difficult for us to raise additional capital in the future.

Securities analysts of major brokerage firms may not provide coverage of our Common Stock because there may be little incentive for brokerage firms to recommend the purchase of our Common Stock. As a result, our Common Stock may have limited liquidity and investors may have difficulty selling it.  Furthermore, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future.  Our inability to raise additional capital may have a material adverse effect on our business.

Future sales of our Common Stock could reduce our stock price.

Sales by stockholders of substantial amounts of our Common Stock, or the perception that these sales may occur in the future, including the sale of shares by certain stockholders upon the expiration of the tax withholding deferral period set forth in the 104(h) Tax Ruling, could materially and adversely affect the market price of our Common Stock. Furthermore, the market price of our Common Stock could drop significantly if our executive officers, directors, or certain large shareholders sell their shares, or are perceived by the market as intending to sell them.

The concentration of the capital stock ownership with our insiders will likely limit the ability of our stockholders to influence corporate matters.

As of March 28, 2018, our executive officers, directors, five percent or greater stockholders, and their respective affiliated entities in the aggregate beneficially own approximately 86% of our Common Stock. As a result of such ownership, despite the fact that each one of them, to our knowledge, will continue to operate independently from the other with respect to their respective shareholding of the Company’s shares, these stockholders, if acting together, will have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial, including preventing changes in control or in management. For more information about our current share ownership, please see Item 12 - “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS,” beginning on page 82 of this Annual Report.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

Prior to the Merger, Wize Israel was traded on the Tel Aviv Stock Exchange (“TASE”) and was not subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are different from those required of a public company whose shares are traded on the TASE. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us after the Merger. If management is not able to implement the additional requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.

As a result of the Merger, we may be required to take restructuring or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

As a result of the Merger, the liabilities of Wize Israel, our wholly owned Israeli subsidiary, including contingent liabilities, were consolidated into our financial statements. Although both parties conducted due diligence on each other, there can be no assurances that the diligence revealed all material issues that may be present in the other company’s business, that all material issues through a customary amount of due diligence will be uncovered, or that factors outside of our control will not later arise. As a result, we may be forced to later restructure operations, or other charges that could result in losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with each company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may make future financing difficult to obtain on favorable terms or at all. If unknown pre-Merger liabilities arise, we may be required to divert cash from other business purposes to discharge such liabilities, which may have an adverse effect on our business.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.  We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which hawse have total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined in Regulation S-K of the Securities Act.  For so long as we remain an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

●	submit certain executive compensation matters to stockholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

●	include detailed compensation discussion and analysis in its filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies.  In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company.

We have not paid, and do not intend to pay, dividends on our Common Stock and therefore, unless our Common Stock appreciates in value, our investors may not benefit from holding our Common Stock.

We have not paid any cash dividends on our Common Stock since inception and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.  In addition, we are restricted from paying any dividends without Rimon Gold’s consent so long as our loans from Rimon Gold have not been repaid in full. As a result, investors in our Common Stock will not be able to benefit from owning our Common Stock unless the market price of our Common Stock becomes greater than the price paid for the stock by these investors.

Anti-takeover provisions under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by the stockholders to replace or remove management.

We will be subject to the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), including Section 203. Under these provisions, if anyone becomes an “interested stockholder,” the combined company may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning 15% or more of the combined company’s outstanding voting stock or an affiliate of the combined company that owned 15% or more of the combined company’s outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203 of the DGCL. In addition, our Certificate of Incorporation contains provisions, such as blank check preferred stock, advance notice, and stockholder action by written consent which could make it more difficult for a third party to acquire us. These provisions may have the effect of preventing or hindering any attempts by our stockholders to replace our Board of Directors or management.

The public trading market for our Common Stock is volatile and may result in higher spreads in stock prices, which may limit the ability of our investors to sell their shares at a profit, if at all.

Our Common Stock trades in the over-the-counter market and is quoted on the OTCQB.  The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations may adversely affect the market price of our Common Stock and result in substantial losses to its investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which mean that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges.  Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers.  Historically our trading volume has been insufficient to significantly reduce this spread and has had a limited number of market makers sufficient to affect this spread.  These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers.  Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale.  For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks.  There is no assurance that at the time an investor in our Common Stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

An active market for our Common Stock may not develop.

Although our Common Stock trades on the OTCQB, we do not have an active trading market and an active trading market may not develop. If an active trading market does not develop, or is not sustained, it may be difficult for investors to sell their shares without depressing the market price for the shares or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of Common Stock as consideration.

Our Common Stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our Common Stock has historically been sporadically traded on the OTCQB, meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

Our Board can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders or which could be used to resist a potential take-over of us.

Under our Certificate of Incorporation, our Board is authorized to issue up to 1,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this Annual Report.  Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares.  If the Board causes shares of preferred stock to be issued, the rights of the holders of our Common Stock could be adversely affected.  The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control us to the holders of the preferred stock.  Preferred shares could also have conversion rights into shares of Common Stock at a discount to the market price of the Common Stock which could negatively affect the market for our Common Stock.  In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the Common Stock holders receive any distribution of the liquidated assets.  We have no current plans to issue any shares of preferred stock.

The market price of our Common Stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond its control, such as:

●	announcements of technological innovations, new products or product enhancements by us or others;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of LO2A;

●	success of research and development projects;

●	success in clinical and preclinical studies;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

●	changes in government regulations or patent decisions;

●	developments by our licensees;

●	developments in the biotechnology industry;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of Common Stock or other securities;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance; and

●	the other factors described in Item 1A - “RISK FACTORS,” beginning on page 35 of this Annual Report.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our Common Stock and result in substantial losses by our investors.

Further, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations in the past.  Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock.  Price volatility of our Common Stock might be worse if the trading volume of our Common Stock is low.   In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if successful.  Future sales of our Common Stock could also reduce the market price of such stock.

Risks Related to our Operations in Israel

Potential political, economic and military instability in the State of Israel, where our senior management and our head executive office facilities are located, may adversely affect our results of operations.

Our executive office where we conduct initial research and development activities, as well as some of our clinical sites and suppliers are located in Israel.  Our officers and our directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. During the summer of 2014 and the winter of 2012 and 2008, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. These conflicts involved missile strikes against civilian targets in various parts of Israel, and negatively affected business conditions in Israel. To date, Israel faces political tension with respect to its relationships with Turkey, Iran and other Arab neighbor countries. In addition, recent political uprisings and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries, and have raised concerns regarding security in the region and the potential for armed conflict. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees and service providers being called up to perform military duty for an extended period of time. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Any future deterioration in the political and security situation in Israel will negatively impact our business.

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

Many Israeli citizens, including Or Eisenberg, our Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of Or Eisenberg. Such disruption could materially adversely affect our business, financial condition and results of operations.

Because a certain portion of our expenses is incurred in currencies other than the U.S. Dollar, our results of operations may be harmed by currency fluctuations and inflation.

Our reporting and functional currency is the U.S. Dollar, but some portion of our clinical trials and operations expenses are in NIS and Euro. As a result, we are exposed to some currency fluctuation risks, largely derived from our current and future engagements for financing and distribution. Fluctuation in the exchange rates of foreign currency has an influence on the cost of goods sold and our financing revenues and expenses. We may, in the future, decide to enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the currencies mentioned above in relation to the U.S. Dollar. These measures, however, may not adequately protect us from adverse effects.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against us and our officers and directors or asserting U.S. securities laws claims in Israel.

Our directors and officers are not residents of the United States and our assets are located outside the United States. Service of process upon our directors and officers and enforcement of judgments obtained in the United States against us, and our directors and officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws.  Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against our officers and directors because Israel may not be the most appropriate forum to bring such a claim.  In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim.  If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process.  Certain matters of procedure will also be governed by Israeli law.  There is little binding case law in Israel addressing the matters described above.  Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us and/or our officers and directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 5b Hanagar Street, Hod Hasharon, Israel, 4527708 where we lease approximately 50 square feet of office space for annual rent of approximately $30,000. Other than such office lease, we do not own or lease any material tangible fixed assets. We believe that our existing facilities are suitable and adequate to meet our current business requirements. In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

To our knowledge, the ISA is conducting an administrative inquiry regarding Wize Israel’s public reports with the ISA in Israel regarding its applicable regulatory path necessary for the marketing of LO2A for the treatment of DES in the United States.  As part of the inquiry, the ISA requested Wize Israel to provide certain documentation and has also questioned its officers with respect to such reports. Wize Israel and its officers cooperated with the ISA and, at the ISA’s request, Wize Israel also publicly filed a supplemental report to provide additional information in connection with the said regulatory path and marketing plans, which we believe contained all the required information. As of the date of this Annual Report, it is uncertain whether such inquiry will lead to any administrative enforcement proceedings by the ISA, if at all.

Except as described above, we are currently not, and have not been in the recent past, a party to any legal proceedings which may have or have had in the recent past significant effects on our financial position or profitability. However, we have been in the past, and may be from time to time in the future, named as a defendant in certain routine litigation incidental to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

Our Common Stock began trading on the OTC Pink under the symbol “OPLI” on January 25, 2012 through November 15, 2017, and under the symbol “WIZP” from November 16, 2017 through January 3, 2018. Since January 4, 2018, our Common Stock has been traded on the OTCQB under the symbol “WIZP.” Following the Reverse Stock Split, a “D” was placed on our ticker symbol (WIZPD) for 20 business days from March 5, 2018, the effective date of the Reverse Stock Split. After 20 business days, the symbol will then change back to “WIZP.”

The following table sets forth the range of the high and low closing prices of our Common Stock for the periods indicated, as adjusted for the Reverse Stock Split.

2018	HIGH	LOW
First Quarter (through March 28, 2018)	$3.74	$2.99

2017	HIGH	LOW
First Quarter	$24.00	$8.40
Second Quarter	$36.00	$2.64
Third Quarter	$23.48	$2.64
Fourth Quarter	$10.80	$1.68

2016	HIGH	LOW
First Quarter	$23.76	$23.76
Second Quarter	$24.24	$8.64
Third Quarter	$24.00	$10.80
Fourth Quarter	$24.00	$24.00

The foregoing quotations were provided by Yahoo! Finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The last reported closing price per share of our Common Stock as quoted on the OTCQB was $3.74 on March 28, 2018.

Holders

As of March 28, 2018, there were approximately 72 stockholders of record holding 4,925,742 shares of our Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities.  There are no redemption or sinking fund provisions applicable to our Common Stock.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Our ability to pay cash dividends is subject to limitations imposed by state law. In addition, we are restricted from paying any dividends without Rimon Gold’s consent so long as our loans from Rimon Gold have not been repaid in full.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2017.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	4,896	$0.33	-
Equity compensation plans not approved by security holders
Total	4,896	$0.33	-

Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2018, we issued 144,168 shares of Common Stock to an investor resulting from his exercise of PIPE Warrants for a total exercise price of $0.3 million. This issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” the information required by this item is not required to be provided.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2017 and December 31, 2016 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

Overview

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including DES. We have in-licensed LO2A, a drug developed for the treatment of DES and other ophthalmological illnesses, including CCH and Sjögren’s.

We have not generated any revenues from operations since its inception and although it anticipates generating some immaterial revenue in Israel and the Ukraine during the first half of 2018, we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting. Our operating expenses have increased from $1,034,000 in the year ended December 31, 2016 to $1,481,000 in the year ended December 31, 2017. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Wize Israel was deemed to be the accounting acquirer in the Merger. The consolidated financial statements of Wize Israel included in this Annual Report are as of and for the periods that are prior to the Merger, and have therefore, not been adjusted to reflect the impact of the Merger.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016
Operating expenses:
Research and development	$450,000	$240,000
General and administrative	1,031,000	794,000
Total operating costs	1,481,000	1,034,000
Financial expenses, net	1,485,000	105,000
Net loss	$2,966,000	$1,139,000

Revenues

We did not generate any revenues from operations during the years ended December 31, 2017 and 2016. We had no revenues primarily because (1) from the time of the creditors’ arrangement in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development.

Operating Expenses

Research and development expenses. Research and development expenses were $450,000 for the year ended December 31, 2017, compared to $240,000 for the year ended December 31, 2016, an increase of $210,000 or 87%. The increase in research and development expenses is primarily related to the royalty expense of approximately $170,000 to Resdevco. For more information with respect to our expenses in connection with entering into the LO2A License Agreement, please see Note 4 of the audited consolidated financial statements of Wize Israel appearing elsewhere in this Annual Report.

General and administrative expenses. General and administrative expenses were $1,031,000 for the year ended December 31, 2017, compared to $794,000 for the year ended December 31, 2016, an increase of $237,000 or 30%. The increase in general and administrative expenses during these periods is primarily related to increases in professional and legal services of $230,000.

Financial Expenses, Net. Financial expenses, net were $1,485,000 for the year ended December 31, 2017 compared to financial expenses, net of $105,000 for the year ended December 31, 2016, a change of $1,380,000 or 1314%. The increase in financial expenses during this period is primarily related to increased amortization of the beneficial conversion feature (“BCF”) of $1,000,000, change in the fair value of derivative liability for Investment Rights of $253,000 (this change resulted in financial income of $76,000 during the year ended December 31, 2016) and loss from extinguishment of Convertible Loans of $61,000, which extinguishment loss did not apply in 2016.

Net Loss. As a result of the foregoing, we incurred a net loss of $2,966,000 for the year ended December 31, 2017 compared to a net loss of $1,139,000 for the year ended December 31, 2016, an increase in the net loss of $1,827,000 or 60%.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since the court-approved Creditors Arrangement completed in February 2015, as described below, we financed our operations primarily through equity and convertible debt financings in private placements, as described below.

Working Capital and Cash Flows

As of December 31, 2017 and December 31, 2016, we had $215,000 and $28,000 in cash and cash equivalents, respectively.

As of December 31, 2017 and December 31, 2016, we had $3,204,000 and $406,000, respectively, of outstanding loans (including loans from Wize Israel’s controlling shareholder as of December 31, 2016), including accrued interest and net of discounts, all of which relates to the Convertible Loans, as described below.

As of December 31, 2017 and December 31, 2016, we had ($3,103,000) and ($750,000) of working capital (deficit), respectively. As of December 31, 2017, we had an accumulated deficit of $26,452,000. The increase in working capital deficit was primarily due to additional loan amounts that have been received during the year ended December 31, 2017 from Ridge, and other lenders through loans (including Convertible Loans) as described below, the implications of modifications of terms for such Convertible Loans, reclassification of repurchase feature and Investment Rights and of license purchase obligations from being a non-current liability to a current liability, based on the repayment terms under the LO2A License Agreement. Since the LO2A License Agreement relates to an exclusive license to develop LO2A in the United States, Israel, Ukraine and China, and to purchase, market, sell and distribute LO2A in finished product, which product has not yet been approved by the FDA, we determined, that the current status of LO2A is in substance an In-Process Research and Development asset (“IPR&D”). As the IPR&D was received by Wize Israel through a direct acquisition and not through a business combination and as it was determined that the IPR&D does not have future alternative use, the acquisition cost, together with the related direct expenses (including the stock-based compensation) were recorded as part of our R&D expenses during the year ended December 31, 2015.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2017	2016

Net cash used in operating activities	$(1,357,000)	$(874,000)
Net cash used in investing activities	$(4,000)	$(1,000)
Net cash provided by financing activities	$1,538,000	$473,000

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

For the years ended December 31, 2017 and 2016, net cash used in operating activities was $1,357,000 and $874,000, respectively. The increase in net cash used in operating activities was mainly due to an increase in net loss of $1,837,000 which was partly mitigated by an increase in derivative liability and debt issuance costs related to Convertible Loans of $1,000,000, by an increase in change in the fair value of derivative liability for Investment Rights of $329,000, and by an increase in fair value of license purchase obligations of $146,000.

For the years ended December 31, 2017 and 2016, net cash used in investing activities was $4,000 and $1,000, respectively.

For the years ended December 31, 2017 and 2016, net cash provided by financing activities was $1,538,000 and $473,000, respectively. Cash was provided in 2017 primarily by proceeds of $82,000 that were received from one of the Interim Loans and the net proceeds of $625,000 that were received from the 2017 Loan Agreement. We (through Wize Israel) received $966,000 of proceeds in connection with the 2017 PIPE, and $21,000 from the exercise of stock options into common stock. Cash was provided in 2016 primarily by net proceeds from loans from Wize Israel’s controlling shareholder and from convertible loans. Repayment of the license purchase obligation partly offset these net proceeds in both 2017 and 2016.

Outlook

According to management estimates, liquidity resources as of December 31, 2017 will not be sufficient to maintain our planned level of operations for the next 12 months. In particular, we intend to seek the agreement of the lenders to convert the Convertible Loans into shares before the maturity date and to raise additional funding. However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drugs. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A - “RISK FACTORS – Risks Related to our Business,” beginning on page 36 of this Annual Report. As of December 31, 2017, we had an accumulated deficit and a stockholders’ deficit. In addition, during the years ended December 31, 2017 and 2016, we reported losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the reports of our independent registered public accounting firms on the audited financial statements as of and for the year ended December 31, 2017 contain an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through debt or equity financings, or by out-licensing its distribution rights. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts.

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern. Such initiatives may include monetizing of our assets, including the sale of the Can-Fite shares that we currently own.

Principal Financing Activities. The following is a summary of the equity and debt financings conducted by Wize Israel since the Creditors’ Arrangement:

In December 2014, an Israeli court approved the Creditors’ Arrangement under the Israeli Companies Law between Wize Israel (then known as Star Night Technologies Ltd.), its creditors and its shareholders, in which Wize Israel was purchased by a group of investors led by Ridge. Upon the completion of the Creditors’ Arrangement, all of Wize Israel’s assets, rights and obligations were transferred to the creditors’ arrangement fund, so that Wize Israel’s equity after the approval of such arrangement was zero and Wize Israel remained a public shell company without any activity, rights or obligations. The Creditors’ Arrangement was completed in February 2015. In connection with the Creditors’ Arrangement, on February 15, 2015, Wize Israel issued 692,307 ordinary shares of Wize Israel, in the aggregate, to Ridge, Zarachia, Avner Arazi (“Arazi”) and Amir Bramli (“Bramli”, and together with Ridge, Zarachia and Arazi, the “2015 Investors”), in exchange for their purchase of the public shell for NIS 1,800,000 (approximately $463,000). In addition, on April 7, 2015, for no consideration, the 2015 Investors provided Wize Israel with a capital amount of NIS 4,056,000 (approximately $1,044,000) in cash.

As of December 31, 2017, we (through Wize Israel) had a total principal and accrued interest balance of $1.415 million of loans outstanding under the Convertible Loans described below, of which (1) Ridge extended a principal amount of NIS 1.0 million (approximately $270,000), (2) Rimon Gold extended a principal amount of NIS 3.0 million (approximately $811,000), and (3) Fisher (not affiliated, to Wize Israel’s knowledge, with Ridge or Rimon Gold) extended a principal amount of NIS 1.0 million (approximately $270,000). Below is a summary of the material provisions of the Loan Agreements.

The 2016 Loan. On March 20, 2016, Wize Israel entered into a Convertible Loan (as amended on March 30, 2016) with Rimon Gold, whereby Rimon Gold extended a loan in the principal amount of up to NIS 2 million (approximately $519,000), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement and the 2017 Loan Amendment, both described below, the 2016 Loan has a maturity date of December 31, 2018.

Under the 2016 Loan Agreement, Rimon Gold had the right, at its sole discretion, to convert any outstanding portion of the 2016 Loan, but not less than NIS 100,000 (approximately $26,000), into Wize Israel ordinary shares at a conversion price per share of NIS 15.2592 (approximately $3.84), subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement. As a result of the Merger and based on the Exchange Ratio, the conversion price per share for the 2016 Loan was adjusted to NIS 3.6 (approximately $0.96). As a result of the 2017 Loan Amendment, the aggregate principal amount of the 2016 Loan is $531,067 and the conversion price per share for the 2016 Loan was adjusted to $0.9768.

In order to secure its obligations and performance pursuant to the 2016 Loan Agreement, Wize Israel recorded a first priority fixed charge in favor of Rimon Gold on all of Wize Israel’s rights, including its distribution rights, under the LO2A License Agreement, and a first priority floating charge on all of Wize Israel’s rights, title and interest in all of its assets, as they may exist from time to time (the agreements relating to such charges being referred to as the “Security Agreements”).

Rimon Gold is entitled, under certain circumstances, to demand repayment of the 2016 Loan, including among others: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2016 Loan Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to stay proceedings; (vi) upon the expiration or termination of the LO2A License Agreement or if any party is in material breach of the LO2A License Agreement or if any party notifies the other of its intention to terminate the LO2A License Agreement; (vii) an adverse material change; and (viii) upon the non-performance of Wize Israel pursuant to the 2017 Loan Agreement described below.

The 2016 Loan Agreement and the Security Agreements contain a number of other restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends.

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement and the 2017 Loan Amendment, Rimon Gold has the right, until June 30, 2019, to invest up to $796,601, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment, from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events) (the “2016 Investment Right”). See “-December 2017 Loan Amendment” below.

The 2017 Loan. On January 15, 2017, Wize Israel entered into the 2017 Loan Agreement with Ridge, and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Fisher, whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $283,000) and in the aggregate principal amount of up to NIS 3 million (approximately $850,000), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”)). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment, the 2017 Loan has a maturity date of December 31, 2018.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28,000), that the lender provided to Wize Israel (each such portion converted, the into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE (described below), the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15). As a result of the 2017 Loan Amendment, the aggregate principal amount of the 2017 Loan is $822,144 and the 2017 Loan Conversion Price was adjusted to $1.1112. See “-December 2017 Loan Amendment” below.

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment, the 2017 Lenders have the right, until June 30, 2019, to invest up to $1,233,216, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted based on the 2017 Loan Amendment, to a fixed exercise price of $1.308 (subject to adjustments in case of stock splits or similar events) (the “2017 Investment Right” and, together with the 2016 Investment Right, the “Investment Rights”). See “-December 2017 Loan Amendment” below.

Ridge is entitled, under certain circumstances, to demand repayment of the 2017 Loan, including: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2017 Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to freeze proceedings; and (vi) an adverse material change.

The 2017 Loan contains a number of restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; and on the distribution of dividends. Wize Israel has complied with the aforementioned covenants through the date of this Annual Report.

It should be noted that, prior to entering into the 2017 Loan Agreement, Ridge provided the following three loans to Wize Israel, all of which bore interest at an annual rate equal to the interest rates of the Israeli government bonds: (1) NIS 250,000 was extended in November 2016, (2) NIS 300,000 was extended in December 2016 and (3) NIS 200,000 was extended in February 2017 (together, the “Ridge Interim Loans”). On March 30, 2017, after Ridge already provided NIS 250,000 under the 2017 Loan Agreement out of the NIS 1 million committed by Ridge thereunder, Ridge exercised its right to have the Ridge Interim Loans being treated as a portion of the remaining NIS 1 million.

In addition, as part of the 2017 Loan Agreement, Wize Israel and the other lenders agreed that (1) the security interests made under the Security Agreements will also serve to secure the loans made by Rimon Gold under the 2017 Loan Agreement, and (2) Rimon Gold will have the right to be repaid the full 2016 Loan prior to any repayment of the 2017 Loan.

December 2017 Loan Amendment. On December 21, 2017, we entered into an amendment (the “2017 Loan Amendment”) to the 2016 Loan Agreement and the 2017 Loan Agreement. Pursuant to the 2017 Loan Amendment, (i) the maturity date of the Loans was extended from December 31, 2017 to December 31, 2018; (ii) the exercise period of the 2016 Investment Right was amended so that it shall expire on June 30, 2019; (iii) the exercise period of the 2017 Investment Right was amended so that it shall expire, without the need to first convert the 2017 Loan, on June 30, 2019; and (iv) the below terms of the Loans were amended to be denominated in U.S. dollars instead of NIS:

	2016 Loan	2017 Loan
Aggregate Principal Amount	$531,067	$822,144	*
Conversion Price Per Wize US Share	$0.9768	$1.1112
Aggregate Maximum Investment Right	$796,601	$1,233,216	**
Exercise Price of Investment Right	$1.308	$1.332

* Principal loan amount of $274,048 for each of the three 2017 Lenders.

** Maximum Investment Right of $411,072 for each of the three 2017 Lenders.

Rimon Gold and Ridge Consents to the Merger Agreement. In connection with the Merger Agreement, Wize Israel sought and obtained the written consents of Rimon Gold and Ridge to the transactions contemplated by the Merger Agreement. The consent provided by Rimon Gold provided that it is based upon, among other things, the following obligations: (1) following the closing of the Merger Agreement, we will assist Rimon Gold with its filing requirements, if any, with the SEC with respect to beneficial ownership and similar reports; and (2) at closing of the Merger Agreement, we will execute and deliver to Rimon Gold the Wize Guaranty, which we executed and delivered to Rimon Gold.

Under the Wize Guaranty, we irrevocably guarantee Wize Israel’s obligations to Rimon Gold under the Convertible Loans. In addition, the Wize Guaranty contains a number of restrictive covenants that limit our operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of our business; and on the distribution of dividends. Wize Israel has complied with the aforementioned covenants through the date of this Annual Report.

2017 PIPE. On June 23, 2017, Wize Israel entered into a Private Placement Agreement (the “2017 PIPE Agreements”) with each of Yosef Eliyahu Peretz (“Peretz”), Yaakov Zarachia (“Zarachia”), Simcha Sadan (“Sadan”) and Jonathan Brian Rubini (“Rubini”, and together with Peretz, Zarachia and Sadan, the “2017 PIPE Investors”). Pursuant to the 2017 PIPE Agreements, the 2017 PIPE Investors invested a total of up to NIS 3.49 million (approximately $1 million) in exchange for a total of 207,739 ordinary shares of Wize Israel, at a price per share of NIS 16.8 (approximately $4.8), with Peretz investing NIS 490,000 (approximately $139,000) in exchange for the private placement of 29,167 ordinary shares of Wize Israel (the “Peretz Financing”) and each of Zarachia, Sadan and Rubini (the “Other Investors”) investing NIS 1 million (approximately $282,000) in exchange for the private placement of 59,524 ordinary shares of Wize Israel each (together, the “Other Financing”), and together with the Peretz Financing, the “2017 PIPE”). At the Effective Time, the 207,739 ordinary shares of Wize Israel that were issued to the 2017 PIPE Investors as part of the 2017 PIPE were automatically cancelled and converted, based on the Exchange Ratio, into an aggregate of 860,987 shares of our Common Stock.

Subject to the closing of the Merger, Wize Israel also undertook to cause us to grant PIPE Warrants to each of the 2017 PIPE Investors, with each PIPE Warrant being exercisable into one share of our Common Stock, with a term of three years from the date of grant. According to the 2017 PIPE Agreements, the number of PIPE Warrants and the exercise price thereof will reflect, prior to giving effect to an adjustment based on the exchange ratio, (i) 30,625 warrants to Peretz and (ii) 62,500 warrants to each of the Other Investors, each warrant exercisable into one ordinary share of Wize Israel, at an exercise price of NIS 28.8 per share (approximately $8.4). Based on the Exchange Ratio, Peretz was granted 126,928 PIPE Warrants and each of the Other Investors was granted 259,036 PIPE Warrants, each at an exercise price of $1.9728. Consistent with the foregoing, we executed and delivered the PIPE Warrants to the 2017 PIPE Investors on November 16, 2017.

On June 22, 2017, Ridge provided notice to Wize Israel that it has waived its right to adjust the 2017 Loan Conversion Price in connection with the Peretz Investment. On July 4, 2017, Wize Israel completed the Peretz Investment. However, Ridge did not waive its right to adjust the 2017 Loan Conversion Price in connection with the Other Investments. On July 31, 2017, at a general meeting of the shareholders of Wize Israel, the Other Investments was approved and on August 7, 2017 Wize Israel completed the Other Investments.

Off-Balance Sheet Arrangements

As of December 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2w to our audited consolidated financial statements for the year ended December 31, 2017 appearing elsewhere in this Annual Report.

Critical Accounting Policies

Classification and measurement of the Loans (including modifications accounting). The proceeds received upon issuance of the 2016 Loan together with a freestanding derivative financial instrument (derivative liability for the 2016 Investment Right) were allocated to the financial instruments issued, based on the residual value method. The detachable derivative financial instrument was recognized based on its fair value and the remaining amount was allocated to the 2016 Loan component.

a.	Wize Israel considered the applicability of the “Derivatives and Hedging” guidance and determined that the embedded conversion feature of the 2016 Loan should not be separated from the host instrument because it qualifies for equity classification. Furthermore, Wize Israel applied the “Beneficial Conversion Features” (“BCF”) guidance to determine whether the conversion feature is beneficial to the investor.

The BCF was calculated by allocating the proceeds received in financing transactions to the 2016 Loan and to any detachable freestanding financial instrument (derivative liability for the 2016 Investment Right) included in the transaction, and by measuring the intrinsic value of the conversion option based on the effective conversion price as a result of the allocated proceeds.

The intrinsic value of the conversion option was recorded as a discount on the 2016 Loan with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the 2016 Loan was amortized as interest expense over the contractual term of the 2016 Loan by using the effective interest method.

b.	Wize Israel considered the applicability of the “Derivatives and Hedging” guidance and determined that the embedded conversion feature of the 2017 Loan should not be separated from the host instrument because the embedded conversion option, if freestanding, does not meet the definition of a derivative, since its terms do not require or permit net settlement. Furthermore Wize Israel applied the BCF guidance to determine whether the conversion feature is beneficial to the investor.

The amount of the BCF with respect to the 2017 Loan was calculated at the commitment date, as the difference between the conversion price (i.e. the entire proceeds received for the 2017 Loan) and the aggregate fair value of the Common Stock and other securities (which consist of the 2017 Investment Right) into which the 2017 Loan is convertible. As such difference was determined to be greater than the amount of the entire proceeds received for the 2017 Loan, the amount of the discount assigned to the BCF was limited to the amount of the entire proceeds.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All information required by this item is included in Item 15 of Part IV of this Annual Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC, applicable to emerging growth companies that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position

Ron Mayron	54	Chairman of the Board

Michael Belkin	75	Director

Yossi Keret	52	Director

Franck Amouyal	34	Director

Joseph Zarzewsky	57	Director

Noam Danenberg	47	Chief Operating Officer

Or Eisenberg	36	Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ron Mayron. Ron Mayron has served on our board since the closing of the Merger on November 15, 2017. Mr. Mayron has also served as the Chairman of the Board of Wize Israel since February 24, 2015. Mr. Mayron has extensive, long-term experience in the pharmaceutical and medical equipment arena and has held various, significant senior management positions, both local and global, in Teva Pharmaceutical Industries Ltd. (“Teva”), from 1993 to 2014. During his career at Teva, Mr. Mayron served in various vice president positions, with his last role being the Vice President of Israel and Africa and serving as the chief executive officer of Teva Israel, a wholly owned subsidiary of Teva. Mr. Mayron is a founder and the current CEO of RonMed Ltd. Mr. Mayron serves as a director of BioLight Life Sciences Ltd. (TASE: BOLT) and Chairman of IceCure Medical Ltd. (TASE: ICCM) and on several boards of directors of private companies. He holds a B.Sc. in Industrial Engineering & Management from Ben Gurion University and an MBA from Tel-Aviv University. Ron Mayron’s qualifications to serve on our Board of Directors include his expertise in the pharmaceutical and medical equipment arena.

Michael Belkin, M.A., M.D. Michael Belkin has served on our board since July 1, 2013. Dr. Belkin is, and has been since 1980, a Professor, and since 2010, a Professor Emeritus, of Ophthalmology at Tel Aviv University in Tel Aviv, Israel, and the Director of the Ophthalmic Technologies Laboratory at the university’s Eye Research Institute at the Sheba Medical Center since 1997. Since 2006, Dr. Belkin also serves as a Senior Consultant to the Eye Research Institute at the Singapore National Eye Institute. He was awarded a master’s degree in natural sciences by Cambridge University, England, and received a doctorate in medicine from the Hebrew University of Jerusalem. Dr. Belkin previously served as Director of Research, Development and Non-Conventional Warfare Medicine in the Israel Defense Forces Medical Corps. He was also the first full-time Director of the Tel Aviv University Eye Research Institute, Chairman of the Tel-Aviv University Department of Ophthalmology and the President of the Israel Society of Eye and Vision Research, of which he was one of the founders. Dr. Belkin is an author of over 250 scientific publications and 20 patents. He is an internationally recognized eye researcher and has received various research awards. His laboratory is dedicated to enabling the transfer of technologies from university-level research to clinical practice by providing expertise and facilities for laboratory, preclinical and clinical studies. He is an entrepreneur and advisor of several ophthalmic companies in the fields of lasers, optics, ophthalmic devices, pharmaceutics and biotechnology. One of his ideas, the ExPRESS miniature glaucoma shunt, is currently used worldwide. Dr. Belkin is an active, long-standing, member of the Association for Research in Vision and Ophthalmology (ARVO), the American Academy of Ophthalmology, the American Glaucoma Society and many others. He serves as chairman and member of various international and local scientific and professional committees as well as scientific journals’ editorial boards. Dr. Belkin’s qualifications to serve on our Board of Directors include his expertise in ophthalmic medical research, his medical experience, and his experience as an advisor to several ophthalmic companies.

Yossi Keret. Yossi Keret has served on our board since the closing of the Merger on November 15, 2017. Mr. Keret has served as the Chief Executive Officer, Managing Director and Director of Weebit-Nano Ltd. (ASX:WBT) from August 2015 to October 2017. From October 1996 to October 2015, Mr. Keret served as the Chief Financial Officer of numerous public and private companies, including Eric Cohen Books Ltd. & Burlington English Ltd., Daimler Financial Services Israel Ltd., Pluristem Life Systems Inc. (NASDAQ:PST), M.L.L. Software and Computers Industries Ltd. (TASE:MLL), Internet-Zahav Group, Ltd. (NASDAQ:IGLD) and Top Image Systems Ltd. (NASDAQ:TISA). Mr. Keret commenced his career at Kost Forer Gabbay & Kasierer, registered public accounting firm, a member firm of Ernst & Young Global.  Mr. Keret holds a B.A. from Haifa University in Economics and Accounting and is a Certified Public Accountant in Israel. Mr. Keret’s qualifications to serve on our Board of Directors include his expertise in financial matters and his serving as the Chief Financial Officer in numerous private and public companies.

Dr. Franck Amouyal. Dr. Franck Amouyal has served on our board since the closing of the Merger on November 15, 2017. Dr. Amouyal practices as a medical and surgical ophthalmologist in Israel at Neve Tsedek Medical Center since October 2016 and Koupat Holim Clalit and Meuhedet since November 2016.  From February 2016 to June 2016 he practiced as an ophthalmologist at Sourasky Medical Center, Ichilov.  He conducted his residency and fellowship at the Nord Hospital and La Timone Hospital in Marseille, France, at the Lariboisière Hospital, Paris, France and in the Jules Stein Eye Institute, UCLA, California, USA, as a research assistant. Dr. Amouyal is the author of over 10 scientific publications and is a member of the French Society of Ophthalmology (SFO) and the Association for Research in Vision and Ophthalmology (ARVO). He also lectures on ophthalmology to optometrists, nurses and medical students.  Dr. Amouyal holds a First Cycle and a Second Cycle of Medical Studies degree from the Medical University of Purpan, Toulouse, France.  Dr. Amouyal’s qualifications to serve on our Board of Directors include his expertise in ophthalmic medical research and his medical experience.

Joseph Zarzewsky. Joseph Zarzewsky has served on our board since the closing of the Merger on November 15, 2017. Mr. Zarzewsky has served as the Vice President of Business Development at the Mitrelli Group (“Mitrelli”) since June 2010.  He has served as the Chairman of “SMAD”, a joint venture between Mitrelli and the Harbin Government, China, since June 2011.  Mr. Zarzewsky has also served as the Chairman of the Investment Committee of the Harbin Israel Fund since 2012. He has also previously served as the Vice President of marketing at Clal Insurance Enterprises Holdings Ltd. (TASE: CLIS) and as the Vice President of Marketing for the Israel Postal Authority. Mr. Zarzewsky has served as a director of Excellence Underwriter House Ltd. since 2007. In 2008, he was appointed as the Honorary Economic Advisor of the Harbin Government, China. In addition, in June 2012, he was honored as an Honorary Citizen of Harbin, China. Mr. Zarzewsky holds an MA in Commercial Law from both the University of Tel Aviv and University of California, Berkeley.  Mr. Zarzewsky’s qualifications to serve on our Board of Directors include his expertise in financial matters.

Noam Danenberg. Noam Danenberg has served as our Chief Operating Officer since the closing of the Merger on November 15, 2017. Mr. Danenberg has served as a strategic advisor of Wize Israel since April 2015.  Mr. Danenberg co-founded Panmed Inc. (“Panmed”) in January 2014, a company in the field of repositioning drugs activities. Since 2000, Mr. Danenberg has provided private investment consulting services to numerous private and public companies through his wholly owned company, N. Danenberg Holding (2000) Ltd. From May 2014 to January 2015, Mr. Danenberg served as a director of Go.D.M. Investments Ltd. (TASE: GODM). From 2000 to 2012, Mr. Danenberg served as an investment advisor at International Software Consulting Limited and from 2004 to 2008 he served as the Chairman and CEO of Fitracks Inc.   From 2006 to 2012, he also served as the Chairman of the Board of Hawk Medical Technologies Ltd. Mr. Danenberg holds a B.B.A. in Computer Science from the European University in Antwerp, Belgium and an M.B.A. from the Boston University Brussels Graduate Center.

Or Eisenberg. Or Eisenberg has served as our Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary since the closing of the Merger on November 15, 2017. Mr. Eisenberg has served as the Chief Financial Officer and Acting Chief Executive Officer of Wize Israel since March 2015. From October 2010 to December 2014, he served as the controller of the Katzir Fund Group. From March 2013 to December 2014, he served as either an external controller or Chief Financial Officer of a number of public companies whose shares are listed for trading on the TASE. From October 2007 to October 2010, Mr. Eisenberg was an accountant at Kost Forer Gabbay & Kasierer, a registered public accounting firm, a member firm of Ernst & Young Global. Mr. Eisenberg holds a B.A. from Haifa University in Economics and Accounting and is a Certified Public Accountant in Israel.

Scientific Advisory Board

We maintain a Scientific Advisory Board consisting of internationally recognized scientists who advise us on the scientific and technical aspects of our business. The Scientific Advisory Board reviews and consults with respect to projects and occasionally assesses the value of new technologies and developments. In addition, individual members of the Scientific Advisory Board meet with us periodically to provide advice in their particular areas of expertise. The Scientific Advisory Board consists of the following members:

Dr. Joseph Tauber, MD. Dr. Tauber joined our Scientific Advisory Board in March 2018.  He has been a principal investigator in over 125 research studies of high-risk corneal transplantation, inflammation and allergic eye diseases, corneal infectious diseases and numerous studies related to DES. Dr. Tauber has written five book chapters and over 60 articles in ophthalmology medical journals. He has been awarded the Heed Ophthalmic Foundation Fellowship Award and the National Eye Institute Individual NRSA Award. Dr. Tauber received his doctorate from Harvard Medical School, his training in internal medicine at Beth Israel Hospital and in ophthalmology at Tufts-New England Medical Center. He has served as Clinical Professor of Ophthalmology at Kansas University School of Medicine and University of Missouri-Kansas City School of Medicine. Dr. Tauber specializes in anterior segment surgery, corneal transplantation, the treatment of corneal and external diseases and laser vision correction procedures. A board-certified ophthalmologist, Dr. Tauber is the Founder of Tauber Eye Center in Kansas City, Missouri.

Professor Janos Nemeth, MD. Dr. Nemeth joined the Wize Israel Scientific Advisory Board in October 2015 and has been a member of our Scientific Advisory Board since the closing of the Merger on November 16, 2017. He has performed clinical trials with LO2A in the treatment of CCH and Sjögren’s demonstrating efficacy in these indications. He has been a principal investigator or co-investigator in 25 ophthalmology clinical trials, most of them in Phase III. Dr. Nemeth has written and/or edited 10 books, authored 37 book chapters, and authored 351 scientific articles. He has received numerous awards including the Chibret Award, the Dr. Ferenc Papolczy Foundation First Prize, both in Hungary, as well as the Imre-Blaskovics Prize and the Schulek Vilmos Prize of the Hungarian Ophthalmological Society and the Gábor Brooser Prize of the Hungarian Ophthalmological and Diabetes Societies. Dr. Nemeth is an ophthalmologic surgeon and Board Member of the Drug Discovery and Safety Center at Semmelweis University, Budapest, Hungary. Dr. Nemeth received his doctorate of medicine from the University of Szeged, Hungary. He was a professor of ophthalmology at the University of Szeged, Semmelweis University and at Pazmany Peter Catholic University in Hungary. Dr. Nemeth’s research fields of interest include numerous ophthalmic indications, including Sjögren’s and tear film dynamics.

Dr. Gideon Stein, MD. Dr. Stein joined the Wize Israel Scientific Advisory Board in August 2015 and has been a member of our Scientific Advisory Board since the closing of the Merger on November 16, 2017. He has more than 15 years of experience in drug development, marketing and business development in the biotech industry in public and private companies. Dr. Stein is a graduate of the Faculty of Medicine at Tel Aviv University, with a specialization in otolaryngology and head and neck surgery. He holds an MBA and MHA from Tel Aviv University. Currently, Dr. Stein is the Executive Director of Innovative Venture at Bioline Rx, an Israeli based drug development company. Dr. Stein is also the co-founder of ProJoint Medical Technologies and Tree Healing, where he currently serves as the CEO.

Family Relationships

Dr. Franck Amouyal is the son-in-law of Philippe Halfon, who is a business partner of Noam Danenberg (in businesses unrelated to Wize). Otherwise, there are no family relationships among our executive officers and directors.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, or control persons during the past ten years.

Election of Directors

Directors are elected to hold office until such director’s successor is elected and qualified or until such director’s earlier resignation or removal.  Annual meetings of the stockholders, for the election of directors to succeed those whose terms expire, are to be held at such time each year as designated by our Board of Directors, which date shall be within 13 months of the last annual meeting of stockholders.  Officers are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Legal Proceedings

We are not aware of any legal proceedings in which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. However, we have adopted the independence standards of the NASDAQ Capital Market to determine the independence of our directors and those directors serving on any committee. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. The Board of Directors has determined that each of Dr. Michael Belkin, Yossi Keret, Dr. Franck Amouyal and Joseph Zarzewsky are independent as defined under the rules promulgated by the NASDAQ Capital Market. Other than Mr. Amouyal and Mr. Zarzewsky, none of the independent directors has any relationship with us besides serving on our Board of Directors. Dr. Franck Amouyal is the son-in-law of Philippe Halfon, who is a business partner of Noam Danenberg. On June 19, 2017, Wize Israel entered into a finder’s fee agreement with Harbin Israel (Trading) Ltd., an affiliate of Mr. Zarzewsky, pursuant to which Mr. Zarzewsky will receive a 5% royalty on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by Mr. Zarzewsky and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon twenty-one days’ notice. Mr. Zarzewsky introduced us to the Chinese Distributor. See Item 1 - “BUSINESS — Marketing and Sales,” beginning on page 18 of this Annual Report. The Board of Directors considered these relationships and determined that they would not interfere with Mr. Amouyal’s or Mr. Zarzewsky’s exercise of independent judgment in carrying out the responsibilities of a director.

We have determined that each of the directors is qualified to serve as a director of the Company based on a review of the experience, qualifications, attributes and skills of each director. In reaching this determination, we have considered a variety of criteria, including, among other things: character and integrity; ability to review critically, evaluate, question and discuss information provided, to exercise effective business judgment and to interact effectively with the other directors; and willingness and ability to commit the time necessary to perform the duties of a director.

Board Meeting Attendance

During the year ended December 31, 2017, our Board of Directors held one meeting.  All of our directors attended such meeting.

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Yossi Keret, Joseph Zarzewsky and Dr. Franck Amouyal. Our Board of Directors has determined that Yossi Keret is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the NASDAQ Capital Market rules and regulations. Our Board of Directors has not yet adopted a written charter.

Compensation Committee

The members of our Compensation Committee are Yossi Keret, Dr. Michael Belkin and Joseph Zarzewsky. The Board of Directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and the NASDAQ Capital Market rules and regulations. Our Board of Directors has not yet adopted a written charter.

We plan to organize a nominating and corporate governance committee during the first half of 2018. Because of our small size, our Board of Directors carries out the duties of the nominating and corporate governance committee. In selecting nominees for directorships, our Board of Directors considers a broad range of characteristics related to qualifications, background and diversity of nominees based on our current business needs.  Our Board of Directors has not adopted written guidelines regarding nominees for director.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role in Risk Oversight

In accordance with our Bylaws, our Board of Directors appoints our officers, including our Chief Executive Officer, Chief Financial Officer, and such other officers as the Board of Directors may appoint from time to time.   Mr. Ron Mayron currently serves as our Chairman of the Board and Mr. Or Eisenberg currently serves as our Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Our Board of Directors periodically considers whether changes to our overall leadership structure are appropriate.

Our Chairman is responsible for chairing meetings of the Board of Directors.  Our Bylaws provide that if our Chairman is unable to preside at meetings of the Board of Directors, our Chief Executive Officer, if such officer is a director, shall preside at such meetings.  Our Chairman is also responsible for chairing meetings of stockholders.  In his absence, the Board of Directors may appoint another party to chair the stockholders’ meeting.

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

Our Board of Directors believes that full and open communication between management and the Board of Directors is essential for effective risk management and oversight.   Senior management attends Board of Directors meetings and is available to address any questions or concerns raised by our Board of Directors on risk management-related and any other matters.

Communications by Stockholders with Directors

We encourage stockholder communications to our Board of Directors and/or individual directors.  Stockholders who wish to communicate with our Board of Directors or an individual director should send their communications to the care of Secretary, Wize Pharma, Inc., 5b Hanagar Street, Hod Hasharon, Israel 4527708.  The Secretary will maintain a log of such communications and will transmit as soon as practicable such communications to the Chairman of the Board or to the identified individual director(s), although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently, as determined by the Secretary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file with the SEC reports of ownership and changes in ownership of our Common Stock. Our directors, executive officers and greater than 10% beneficial owners of our Common Stock are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, we believe that all Section 16(a) reports of our directors, executive officers and greater than 10% beneficial owners were filed timely for the fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to us for the years ended December 31, 2017 and 2016. The amounts set forth for Mr. Eisenberg and Mr. Danenberg were originally denominated in NIS and were translated into U.S. Dollars at the average current exchange rate for each year.

Name And Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Or Eisenberg, Acting Chief Executive Officer and Chief	2017	163,000			2,000	10,000	(3)	175,000
Financial Officer (4)	2016	152,000			9,000	3,000	(3)	164,000
Noam Danenberg, Chief Operating Officer and Strategic	2017	87,000				20,000	(3)	107,000
Advisor (5)	2016	78,000				6,000	(3)	84,000
Pnina Fishman, Ph.D. Former Chairman and Chief Executive	2017
Officer (6)	2016
Itay Weinstein Former Chief Financial	2017	18,000						18,000
Officer (7)	2016	18,000			258			18,258

(1)	Amounts shown represent consulting fees earned or paid during the fiscal year.

(2)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(3)	Amount represents car allowance.

(4)	Mr. Eisenberg was appointed as our Acting Chief Executive Officer and Chief Financial Officer on November 16, 2017 in connection with the Merger. He has served as the Acting Chief Executive Officer and Chief Financial Officer of Wize Israel since 2015.

(5)	The services of Mr. Danenberg are provided via N. Danenberg Holdings (2000) Ltd. (“Danenberg Holdings”), a services company wholly owned by Mr. Danenberg, pursuant to the terms of the services agreement by and between Wize Israel and Danenberg Holdings. Pursuant to such agreement, Mr. Danenberg shall dedicate 80% of his time to us. Mr. Danenberg was appointed as our Chief Operating Officer on November 16, 2017 in connection with the Merger. He has served as a strategic advisor to Wize Israel since 2015.

(6)	Dr. Fishman served as our Chief Executive Officer until her resignation on November 16, 2017 in connection with the Merger. As Chief Executive Officer of Can-Fite, our former majority stockholder and parent, Dr. Fishman was compensated by Can-Fite, for her services to us as Chairman of the Board and Chief Executive Officer.

(7)	Mr. Weinstein served as our Chief Financial Officer until his resignation on November 16, 2017 in connection with the Merger. Mr. Weinstein is also the controller of Can-Fite, our former majority stockholder and parent, and was compensated by Can-Fite for services provided to Can-Fite.

Executive Employment Agreements

Except as set forth below, we have not entered into any employment agreements with the named executive officers listed in the table above.

Employment Agreement of Or Eisenberg

Mr. Eisenberg has served as Wize Israel’s Chief Financial Officer and Acting Chief Executive Officer since March 2015 and as our Financial Officer and Acting Chief Executive Officer since the Merger. Mr. Eisenberg’s employment agreement is with Wize Israel. The term of Mr. Eisenberg’s employment is for three years commencing from April 1, 2015. Either party may terminate the agreement upon 90 days prior notice. Wize Israel may terminate the agreement immediately, if Mr. Eisenberg: (i) committed a criminal offense relating to his relationship with Wize Israel or of moral turpitude, (ii) breached his duty of loyalty or his confidentiality, non-competition, non-solicitation or maintenance of Wize Israel’s reputation undertakings to Wize Israel, (iii) caused harm to Wize Israel, its funds, property, assets, employees or customers, or (iv) took action that would cause him to lose his right to severance pay under Israeli law.

Mr. Eisenberg is entitled to a fixed monthly salary of NIS 30,000 (approximately $8,500) and an additional monthly amount of NIS 10,000 (approximately $2,900), for so long as Mr. Eisenberg continues to serve as the Acting Chief Executive Officer of Wize Israel. The monthly bonus does not entitle Mr. Eisenberg to any Wize Israel contribution or pension rights. Mr. Eisenberg may be entitled to a 10% increase of his monthly salary upon Wize Israel completing a Phase II clinical trial for the treatment of CCH. Other targets described in Mr. Eisenberg’s employment agreement are no longer achievable. As part of the terms of Mr. Eisenberg’s employment, Mr. Eisenberg is entitled to certain benefits, including but not limited to vacation days, sick days, an education fund, a pension fund, severance pay, convalescence pay, certain business expense reimbursements, vehicle expenses up to a sum of NIS 3,000 (approximately $900) per month, internet, a mobile phone, various insurance policies including disability insurance, indemnification, and business related travel expenses up to $10,000 on an annual basis.

In addition, Mr. Eisenberg is entitled to a bonus of up to 0.25% of the consideration paid in connection with a material transaction of Wize Israel or a Wize Israel subsidiary, including the sale of a subsidiary, sale of operations, asset sale related to the field of operation, sale of shares, a merger of Wize Israel, Wize Israel entering into a material license agreement, raising capital and/or the financing of Wize Israel (the “Annual Eisenberg Grant”). In the event of an offering of a subsidiary of Wize Israel, Mr. Eisenberg is entitled to a grant of up to 0.25% of the post offering holdings of Wize Israel in such subsidiary in the event the process of such offering commenced during the term of Mr. Eisenberg’ service to Wize Israel (the “Subsidiary Eisenberg Grant”). The maximum Annual Eisenberg Grant together with the Subsidiary Eisenberg Grant may not exceed in any fiscal year NIS 8 million (approximately $2.3 million), to all of the officers of Wize Israel, in the aggregate. Neither the Annual Eisenberg Grant nor the Subsidiary Eisenberg Grant was payable in connection with the closing of the Merger. In addition, Mr. Eisenberg was entitled to an option to purchase 9,583 ordinary shares of Wize Israel, which was granted to Mr. Eisenberg in September 2015. In connection with the Merger and for no consideration, on June 19, 2017, Mr. Eisenberg agreed, subject to and effective upon the closing of the Merger, to cancel any and all options or other rights to purchase Wize’s shares that are not exercised at least seven business days prior to the closing of the Merger. Mr. Eisenberg did not exercise his options prior to the closing of the Merger.

Services Agreement of Noam Danenberg

Wize Israel entered into a services agreement with Danenberg Holdings, a services company wholly owned by Mr. Noam Danenberg with respect to the engagement of Mr. Danenberg to provide services to Wize Israel, which include strategic consulting, business development in Israel and abroad, and raising funds for Wize Israel. The agreement was entered into on April 29, 2015. Mr. Danenberg is required to devote at least 80% of his time to providing services to Wize Israel. Mr. Danenberg has served as Wize Israel’s strategic advisor since April 2015. The term of Mr. Danenberg’s services is for three years commencing on April 29, 2015. Either party may terminate the agreement upon 90 days prior notice. Wize Israel may terminate the agreement immediately, if Mr. Danenberg or Danenberg Holdings: (i) committed a criminal offense relating to his or its, as applicable, relationship with Wize Israel, (ii) breached his or its, as applicable, duty of trust to Wize Israel, or (iii) caused harm to Wize Israel, its funds, property, assets, employees or customers. In addition, Wize Israel may terminate the agreement immediately, if: (i) a liquidator or receiver was appointed for Danenberg Holdings, (ii) Mr. Danenberg ceases to control Danenberg Holdings, or (iii) Mr. Danenberg took action that would cause him to lose his right to severance pay under Israeli law, if he was an employee of Wize Israel.

Danenberg Holdings is entitled to a fixed monthly consulting fee of NIS 25,000 (approximately $7,150). Danenberg Holdings may be entitled to a 10% increase in consulting fees upon each of (i) raising capital and/or financing for Wize Israel in an amount of at least NIS 6 million (approximately $1.8 million), which condition was met in August 2017, and (ii) Wize Israel completing a Phase II clinical trial for the treatment of CCH. Other targets described in Danenberg Holdings’ services agreement are no longer achievable. Danenberg Holdings is also entitled to certain benefits, including but not limited to certain business expense reimbursements up to a sum of NIS 3,000 (approximately $900) per month, vehicle expenses up to a sum of NIS 3,000 (approximately $900) per month, internet, a mobile phone, professional training, and business related travel expenses up to $10,000 on an annual basis. In addition, Danenberg Holdings is entitled to a bonus of up to 0.5% of the consideration paid in connection with a material transaction of Wize Israel or a Wize Israel subsidiary, including the sale of a subsidiary, sale of operations, asset sale related to the field of operation, sale of shares, a merger of Wize Israel, Wize Israel entering into a material license agreement, raising capital and/or the financing of Wize Israel (the “Annual Danenberg Grant”). In the event of an offering of a subsidiary of Wize Israel, Danenberg Holdings is entitled to a grant of up to 0.5% of the post offering holdings of Wize Israel in such subsidiary in the event the process of such offering commenced during the term of Mr. Danenberg’s services to Wize Israel (the “Subsidiary Danenberg Grant”). The maximum Annual Danenberg Grant together with the Subsidiary Danenberg Grant may not exceed in any fiscal year NIS 8 million, (approximately $2.3 million) to all of the officers of Wize Israel, in the aggregate. Neither the Annual Danenberg Grant nor the Subsidiary Danenberg Grant was payable in connection with the closing of the Merger.

Each of the above agreements incorporates the terms and provisions of a customary employee proprietary information, invention, non-competition and non-solicitation between Wize Israel and the executive.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards for our named executive officers as of December 31, 2017:

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Michael Belkin (1)	2,176	-	159.12	1/7/23

Itay Weinstein (2)	544	-	216	5/29/23

(1)	These options were granted on July 1, 2013 and vested as follows: 1/12th vested on September 30, 2013 and 1/12th of the total options vested on the last day of each of the eleven quarters thereafter.

(2)	These options were granted on May 9, 2013 with 50% vested upon grant and the remaining 50% vesting on a quarterly basis over a three year period.

Compensation of Directors

The following table provides information regarding the total compensation that we paid or awarded to our non-executive directors during the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)(1)	($)	($)	($)
Ilan Cohn, Ph.D.(2)	-	-	-	-	-	-
Guy Regev	-	-	-	-	-	-
Roger Kornberg, Ph.D.(3)	3,025	-	-	-	-	3,025
Dr. Michael Belkin (3), (4)	4,474	-	-	-	-	4,474
Ron Mayron (5)(6)	10,340	-	-	-	-	10,340
Yossi Keret (6)	750	-	-	-	-	750
Dr. Franck Amouyal (6)	750	-	-	-	-	750
Joseph Zarzewsky (6)	750	-	-	-	-	750

(1)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(2)	Reinhold Cohn and Partners, an Israeli partnership, of which Ilan Cohn, Ph.D. is a partner provides intellectual property legal services to us in the ordinary course of business.

(3)	In connection with the appointments of Drs. Kornberg and Belkin, we entered into agreements to pay director fees for attendance at board meetings or any committee of the board. Drs. Kornberg and Belkin will each receive $2,000 for attendance in person at a meeting of the Board of Directors, $750 for attendance by telephone at a meeting of the Board of Directors, and $750 for attendance at each meeting of any committee of the Board of Directors. Dr. Kornberg resigned from the Board of Directors on November 16, 2017 and the agreement with Dr. Belkin was terminated on February 22, 2018.

(4)	On July 1, 2013, we granted to Dr. Belkin options to purchase 2,176 shares of our Common Stock at $159.12 per share. The options are fully vested and will be expire on the ten year anniversary of the grant date.

(5)	Mr. Mayron received NIS 32,866 (approximately $9,400) in cash from Wize Israel for serving as the Chairman of the Board of Wize Israel. Mr. Mayron has served on the Board of Directors of Wize Israel since February 24, 2015.

(6)	Each of Ron Mayron, Yossi Keret, Dr. Franck Amouyal and Joseph Zarzewsky has served on our Board of Directors since November 16, 2017 and received $750 from us in 2017.

Services Agreement with Ron Mayron

Wize Israel entered into a services agreement with Ron Med Ltd. (“RML”), a services company wholly owned by Mr. Mayron, with respect to the engagement of the services of Mr. Mayron which include active chairman of the board of directors services to Wize Israel and to all subsidiaries and/or related companies of Wize Israel to the extent required from time to time by Wize Israel and in accordance with its needs.  Mr. Mayron is required to devote at least 20% of his time to providing services to Wize Israel.  Mr. Mayron has served as Wize Israel’s Chairman of the Board since February 24, 2015.  The term of Mr. Mayron’s services is for three years commencing on March 31, 2015.  Either party may terminate the agreement upon 90 days prior notice. Wize Israel may terminate the agreement immediately, if Mr. Mayron or RML: (i) committed a criminal offense relating to his or its, as applicable, relationship with Wize Israel, (ii) breached his or its, as applicable, duty of trust to Wize Israel, or (iii) caused harm to Wize Israel, its funds, property, assets, employees or customers. In addition, Wize Israel may terminate the agreement immediately, if: (i) a liquidator or receiver was appointed for RML, (ii) Mr. Mayron ceases to control RML, (iii) Mr. Mayron took action that would cause him to lose his right to severance pay under Israeli law, if he was an employee of Wize Israel, or (iv) Mr. Mayron ceased to be qualified to be Wize Israel’s Chairman of the Board.

Mr. Mayron was initially entitled to a fixed monthly payment of NIS 20,000 (approximately $5,700) (the “Mayron Monthly Payment”) for his services to Wize Israel, In November 2016, the shareholders of Wize Israel approved the revised compensation terms of Mr. Mayron, which included that effective as of January 1, 2016, Mr. Mayron would no longer receive the Mayron Monthly Payment, but would rather receive a payment in accordance with the Compensation Regulations promulgated under the Israeli Companies Law, consisting of an annual fee of approximately NIS 20,000 (approximately $5,700) and a per meeting fee of approximately NIS 1,100 (approximately $300), which payment was no longer payable to him as of the Closing Date. In addition, Mr. Mayron was granted an option to purchase 300,000 ordinary shares of Wize Israel.

In addition, Mr. Mayron is entitled to a bonus of up to 0.25% of the consideration paid in connection with a material transaction of Wize Israel or a Wize Israel subsidiary, including the sale of a subsidiary, sale of operations, asset sale related to the field of operation, sale of shares, a merger of Wize Israel, Wize Israel entering into a material license agreement, raising capital and/or the financing of Wize Israel (the “Annual Mayron Grant”). The Annual Mayron Grant was not payable in connection with the Merger. In addition, Mr. Mayron is entitled to an option to purchase 105,000 ordinary shares of Wize Israel (the “Capital Remuneration”), which was granted to Mr. Mayron in September 2015. In connection with the Merger and for no consideration, on June 19, 2017, Mr. Mayron agreed, subject to and effective upon the closing of the Merger, to cancel any and all options or other rights to purchase Wize Israel’s shares that are not exercised at least seven business days prior to the closing of the Merger. On October 25, 2017 and on November 8, 2017, Mr. Mayron exercised options to purchase a total of 182,056 ordinary shares of Wize Israel, some of which he sold prior to the Closing Date. The remaining shares of Wize Israel that Mr. Mayron held as of the Closing Date were converted into shares of our Common Stock upon the closing of the Merger. The maximum Annual Mayron Grant together with the Capital Remuneration may not exceed in any fiscal year NIS 8 million (approximately $2.3 million), to all of the officers of Wize Israel, in the aggregate.

Mr. Mayron’s agreement incorporates the terms and provisions of a customary employee proprietary information, invention, non-competition and non-solicitation between Wize Israel and its executives.

Finder’s Fee Agreement with Joseph Zarzewsky

On June 19, 2017, Wize Israel entered into a finder’s fee agreement with Harbin Israel (Trading) Ltd., an affiliate of Mr. Zarzewsky, pursuant to which Mr. Zarzewsky will receive a 5% royalty on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by Mr. Zarzewsky and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon twenty-one days’ notice. Mr. Zarzewsky introduced us to the Chinese Distributor. See “BUSINESS — Marketing and Sales,” beginning on page 18 of this prospectus.

Compensation of Directors

On February 22, 2018, our compensation committee determined to pay each director an annual fee of $10,000 in cash in addition to receiving $800 in cash per in person meeting, $400 per signed unanimous consent and $600 per telephonic meeting, with respect to meetings and/or signed resolutions, as applicable, of the Board of Directors or a committee of the Board of Directors.

We have also purchased Directors and Officers insurance to cover the potential liability of our directors and executive officers. Prior to the Effective Time of the Merger, Wize Israel purchased, for a period of seven years following the Effective Time, a directors’ and officers’ liability “tail” insurance policy or policies covering the then current and former directors or officers of Wize Israel for events occurring at or prior to the Effective Time, which insurance will be of at least the same coverage and amounts and contain terms and conditions which are no less advantageous to such persons than the coverage, amounts, terms and conditions of the directors’ and officers’ liability insurance policy maintained by Wize Israel as of the date of the Merger Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 28, 2018 regarding the beneficial ownership of our Common Stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Wize Pharma, Inc., 5b Hanagar Street, Hod Hasharon, Israel 4527708. As of March 28, 2018, there were 4,925,742 shares of our Common Stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our Common Stock subject to options, warrants, notes or other conversion privileges currently exercisable or convertible, or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, note, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% and Greater Shareholders
Rimon Gold Assets Ltd. (1)	1,766,124	27.28%
Ridge Valley Corporation (2)	1,393,749	26.40%
Yaakov Zarachia (3)	774,532	14.94%
Simcha Sadan (4)	682,843	13.55%
Shimshon Fisher (5)	566,492	10.31%
Jonathan Rubini (6)	505,738	9.75%
Erez Haver, Adv. in trust for Amir Bramli (7)	366,205	7.43%
Can-Fite BioPharma Ltd. (8)	356,803	7.24%
Erez Haver, Adv. and Yehuda Brami, Adv., in trust for Avner Arazi (9)	256,864	5.21%
Named Executive Officers and Directors
Ron Mayron	26,259	*
Yossi Keret		-
Dr. Franck Amouyal		-
Joseph Zarzewsky		-
Dr. Michael Belkin (10)	2,176	*
Or Eisenberg		-
Noam Danenberg (11)	58,415	1.19%
Executive Officers and Directors as a Group (7 Persons)	86,849	1.76%

*	Represents ownership of less than 1%

(1)	Represents (i) 217,442 shares of Common Stock, (ii) 848,251 shares of Common Stock issuable upon the conversion of the Convertible Loans and (iii) 700,431 shares of Common Stock issuable upon the exercise of the Investment Rights. Rimon Gold is an Israeli private company wholly owned by the Goldfinger Trust (the “Trust”), whose trustee is Abir Raveh (the “Trustee”) and whose beneficiary is Yair Goldfinger. The Trust directs the management of Rimon Gold, its investment and voting decisions and the Trustee directs the management of the Trust, its investment and voting decisions. The address of Rimon Gold, the Trust and the Trustee is 32 Habarzel, Tel Aviv, Israel. Mr. Goldfinger does not direct the management of Rimon Gold, the Trust or the Trustee, its investment or voting decisions and disclaims beneficial ownership of the shares reported in this table.

(2)	Represents (i) 1,044,509 shares of Common Stock, (ii) 258,137 shares of Common Stock issuable upon the conversion of the Convertible Loans and (iii) 91,103 shares of Common Stock issuable upon the exercise of the Investment Rights. Ridge is a Seychelles corporation, whose address is Room 206, Premier Building, P.O Box 332, Victoria, Mahe, Seychelles. Priscilla Julie is the sole director of Ridge and holds the voting and dispositive power of the shares of Common Stock beneficially owned by Ridge. Noam Danenberg, our Chief Operating Officer, is also the son-in-law of Mrs. Hanna Harpaz, who owns 49% of Ridge.

(3)

Represents (i) 515,496 shares of Common Stock and (ii) 259,036 shares of Common Stock issuable upon the exercise of the PIPE Warrants. The address for Mr. Zarachia is 10 Tzemach Tzedek Street, Lod, Israel.

(4)	Represents (i) 567,975 shares of Common Stock and (ii) 114,868 shares of Common Stock issuable upon the exercise of the PIPE Warrants. The address for Mr. Sadan is Hashunit 10, Herzliya, Israel.

(5)	Represents (i) 258,115 shares of Common Stock issuable upon the conversion of the Convertible Loans and (ii) 308,377 shares of Common Stock issuable upon the exercise of the Investment Rights. The address of Mr. Fisher is 3 HaRav Shmuel Rozovski Street, Bnei Brak, Israel.

(6)	Represents (i) 246,702 shares of Common Stock and (ii) 259,036 shares of Common Stock issuable upon the exercise of the PIPE Warrants. The address for Mr. Rubini is 2655 Marston Drive, Anchorage, Alaska 99517.

(7)	To our knowledge, the shares of Common Stock are held by Erez Haver, Adv., who was court-appointed as liquidator of a company affiliated with, and holds such shares in trust for, Amir Bramli. The address of Advocate Erez Haver is APM House, 18 Raoul Wallenberg St., Building D, 6th floor, Tel Aviv, Israel.

(8)	The address of Can-Fite BioPharma Ltd. is 10 Bareket Street, Kiryat Matalon, P.O. Box 7537, Petah-Tikva, 49170, Israel.

(9)

To our knowledge, the shares of Common Stock are held by Erez Haver, Adv. and Yehuda Bramli, Adv., who were court-appointed as joint receivers on the assets of, and hold such shares in trust for, Avner Arazi. The address of Advocate Erez Haver is APM House, 18 Raoul Wallenberg St., Building D, 6th floor, Tel Aviv, Israel.

(10)	Represents 2,176 shares of Common Stock issuable upon exercise of vested options.

(11)	The shares of Common Stock are held by Mr. Danenberg through a company where Mr. Danenberg holds a minority interest and he does not serve as a director or an officer. See footnote 2 above.

Equity Compensation Plan Information

Stock Option Plans

2012 Stock Incentive Plan

On February 6, 2012, our Board of Directors and stockholders adopted the 2012 Stock Incentive Plan (the “2012 Plan”). The purpose of the 2102 Plan is to advance the interests of our stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to us and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders.

Each stock option granted shall be exercisable at such times and terms and conditions as the Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years. Upon the adoption of the 2012 Plan, we reserved for issuance 45,370 shares of Common Stock. There are 45,370 shares of Common Stock authorized for non-statutory and incentive stock options, restricted stock units, and stock grants under the 2012 Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. As of December 31, 2017, we had 40,474 shares of Common Stock available for future grant under the 2012 Plan. During the years ended December 31, 2017 and 2016, we did not grant any new stock options.

The 2012 Plan is administered by our Board of Directors. The persons eligible to participate in the 2012 Plan are as follows: all of our employees, officers and directors, as well as consultants and advisors to the Company (as such terms consultants and advisors are defined and interpreted for purposes of Form S-8 under the Securities Act of 1933, as amended, or any successor form) are eligible to be granted Awards under the 2012 Plan. Each person who is granted an Award under the 2012 Plan is deemed a “Participant.” “Award” means Options (as defined in Section 5(a)), “Restricted Stock” (as defined in Section 6(a)), “Restricted Stock Units” (as defined in Section 6(a)), “Other Stock-Based Awards” (as defined in Section 7(a)) and “Performance Awards” (as defined in Section 8(a)). follows: (a) our employees and any of our subsidiaries; (b) non-employee members of the board or non-employee members of our Board of Directors or any of our subsidiaries; and (c) consultants and other independent advisors who provide services to us or any of our subsidiaries.

The 2012 Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until February 6, 2022, whichever is earlier. The 2012 Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

On January 29, 2013, our Board of Directors conditionally approved the adoption of an annex (the “Annex”) to the 2012 Plan. Approval of the Annex by our Board of Directors was contingent upon the following: 1) 30 days elapsing since approval of the Annex by the Board of Directors, and 2) filing with Israeli income tax authorities (the “Tax Authorities”). On February 7, 2013, the Annex was filed with the Tax Authorities and on March 8, 2013, the Annex became effective.

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

The purpose of the approval and adoption of the Annex is to harmonize the terms and conditions of the 2012 Plan with applicable Israeli law and provide specific provisions regarding optionees who are subject to Section 102(a) of the Israeli Income Tax Ordinance (New Version), 5721-1961 (the “Ordinance”). The Annex is intended to promote our interests by providing present and future officers, other employees (including directors who are also our employees) and consultants with an incentive to enter into and continue in our employ and to acquire a proprietary interest in our long-term success. Our Board of Directors shall have the authority to determine additional persons which will be granted rights under the Annex.

Pursuant to the Annex, our Board of Directors is authorized to grant stock options to persons subject to the Ordinance. Our Board of Directors may grant to employees, officers, and directors options under Section 102 of the Ordinance, or 102 Options, and to consultants and other service providers options under Section 3(i) of the Ordinance, or 3(i) Options. Our Board of Directors may designate 102 Options as “Approved 102 Options,” for which the options and shares upon exercise must be held in trust and granted through a trustee, and as “Unapproved 102 Options,” for which the options and shares upon exercise do not have to be held in trust. As described further below, the type of option and duration of time the option and shares upon exercise are held in trust will determine the tax consequences to the participant. Of the Approved 102 Options, our Board of Directors may grant options as “Work Income Options,” for which the options and shares upon exercise must be held in trust for 12 months from the date of grant, or as “Capital Gain Options,” for which the options and shares upon exercise must be held in trust for 24 months from the date of grant. If the requirements of the Approved 102 Options are not met, the options are regarded as Unapproved 102 Options. 3(i) Options and the shares upon exercise may be held in trust as well, depending upon the agreement between our Board of Directors, optionee, and the trustee of the trust. Approved 102 Options which have been granted as “Capital Gains Options” enable the optionee to pay capital gains tax on such option provided the terms of the grant and Section 102 of the Ordinance have been met whilst all other option grants under the Annex are treated as regular income and are subject to the taxation applicable thereto. The trustee appointed under the Annex is required to qualify as a trustee under Section 102 of the Ordinance and shall hold any options granted under the Annex in trust for the respective holding periods as designated under the Annex and Section 102 of the Ordinance. The grant of options under the Annex requires the delivery of a grant notification letter to each optionee in which all the relevant terms and conditions of such grant are set out. The grant notification letter may include additional matters relating to the vesting of the options, exercise periods, events of termination of employment, etc. The Annex sets out that for as long as options or shares purchased pursuant to thereto are held by the trustee on behalf of the optionee, all rights of the optionee over the shares are personal, cannot be transferred, assigned, pledged or mortgaged, other than by will or laws of descent and distribution. The Annex shall be governed by and construed and enforced in accordance with the laws of the State of Delaware.

The following table summarizes information as of the close of business on December 31, 2017 concerning the 2012 Plan and other options outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,896	191.04	40,474
Equity compensation plans not approved by security holders	-	-	-
Total	4,896	191.04	40,474

2018 Stock Incentive Plan

On February 22, 2018, the Board of Directors approved the adoption of the 2018 Stock Incentive Plan (the “2018 Plan”), including an Israeli annex to comply with Israeli law, in particular the provisions of section 102 of the Israeli Income Tax Ordinance. Under the 2018 Plan, we may grant our employees, directors, consultants and/or contractors stock options, shares of Common Stock, restricted stock and restricted stock units of our company. The Board of Directors is currently serving as the administrator of the 2018 Plan, although the 2018 Plan allows for the administrator to be a committee of the Board of Directors appointed by the Board of Directors for the purpose of the administration of the 2018 Plan. Each stock option granted is exercisable, unless otherwise determined by the administrator, in twelve equal installments over the three year period from the date of grant. Unless otherwise determined by the administrator, the term of each award will be seven years. The exercise price per share subject to each option will be determined by the administrator, subject to applicable laws and to guidelines adopted by the Board of Directors from time to time. In the event the exercise price is not determined by the administrator, the exercise price of an option will be equal to the closing stock price of the Common Stock on the last trading day prior to the date of grant. Upon the adoption of the 2018 Plan, the Board of Directors reserved for issuance 435,052 shares of Common Stock.

In connection with the Merger and for no consideration, each of the holders of outstanding equity awards of Wize Israel, subject to and effective upon the closing of the Merger, agreed to cancel any and all options or other rights to purchase Wize Israel’s shares that were not exercised at least seven business days prior to the closing of the Merger, such that no equity awards of Wize Israel were outstanding upon the closing of the Merger.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Described below are the transactions and series of similar transactions since January 1, 2017 to which we were a party in which:

●	the amounts involved exceeded the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years; and

●	any of the directors, executive officers, holders of more than 5% of our share capital, or any member of their respective immediate family had or will have a direct or indirect material interest.

Wize Israel Loan Agreements and the 2017 Private Placement

On January 15, 2017, Wize Israel entered into the 2017 Loan Agreement with Ridge, and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Fisher. Prior to entering into the 2017 Loan Agreement, Wize Israel entered into the Ridge Interim Loans with Ridge. On June 23, 2017, Wize Israel entered into the 2017 PIPE Agreements with each of Peretz, Zarachia, Sadan and Rubini. Each of Ridge, Rimon Gold, Fisher, Peretz, Zarachia, Sadan and Rubini beneficially held more than 5% of the share capital of Wize Israel as a result of such transactions.

For more information relating to the Convertible Loans, the agreements relating thereto and the 2017 PIPE Agreements, please see Item 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” beginning on page 62 of this Annual Report.

Agreements with Executive Officers and Directors

Agreements with Wize Israel’s Directors and Executive Officers.

Mr. Noam Danenberg, our Chief Operating Officer and Wize Israel’s strategic advisor, is also the son-in-law of Mrs. Hanna Harpaz, who owns 49% of Ridge.

Wize Israel has entered into employment, services and other agreements with certain of its directors and executive officers. For more information regarding these other agreements entered into by Wize Israel with certain of its executive officers, please see Item 11 - “EXECUTIVE COMPENSATION — Executive Employment Agreements,” beginning on page 79 of this Annual Report, Item 11 - “EXECUTIVE COMPENSATION — Compensation of Directors -- Services Agreement with Ron Mayron,” beginning on page 81 of this Annual Report, and Item 11 - “EXECUTIVE COMPENSATION — Compensation of Directors -- Finder’s Fee Agreement with Joseph Zarzewsky,” on page 82 of this Annual Report.

Voting and Undertaking Agreement

Concurrently with the execution of the Merger Agreement and as contemplated therein, Can-Fite entered into a Voting and Undertaking Agreement with us and Wize Israel (the “Voting and Undertaking Agreement”), pursuant to which Can-Fite agreed to vote our shares held by it in favor of approving the matters on the agenda of the 2017 Annual Meeting and against any actions that could adversely affect the consummation of the Merger. In addition, the Voting and Undertaking Agreement placed certain restrictions on the transfer of our shares held by Can-Fite. Furthermore, Can-Fite agreed to indemnify us and Wize Israel with respect to certain of our liabilities occurring in the period up to the closing of the Merger but excluding certain liabilities in respect of any legal proceedings arising out of or related to the transactions contemplated by the Merger Agreement.

Can-Fite Agreements

On November 21, 2011, we entered into the Can-Fite License Agreement with Eyefite and Can-Fite. As a condition to closing of the Merger, the Can-Fite License Agreement was required to be terminated pursuant to a Termination of License Agreement, which was entered into by Can-Fite and Eyefite on the Closing Date. On November 21, 2011, EyeFite and Can-Fite entered into the Can-Fite Services Agreement. As a condition to closing of the Merger, the Can-Fite Services Agreement was required to be terminated pursuant to a Termination of Services Agreement, which was entered into by Can-Fite, Eyefite and us on the Closing Date. Pursuant to the Termination of Services Agreement, Can-Fite waived any and all payments owed to it by us under the Services Agreement and outstanding as of the Effective Date so that any and all such amounts were waived and cancelled.

Can-Fite was our majority stockholder prior to the Effective Time. Dr. Fishman, our former Chief Executive Officer and Chairman, is also the Chief Executive Officer of Can-Fite and Messrs. Cohn and Regev, both our former directors, are also directors of Can-Fite. Itay Weinstein, our former Chief Financial Officer, is the controller of Can-Fite.

Director Independence

See Item 10 – “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE –Director Independence,” beginning on page 75 of this Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On February 15, 2018, the Company dismissed Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“EY”) as the Company’s independent registered public accounting firm and engaged Fahn Kanne & Co. Grant Thornton Israel (“Grant Thornton”) as its new independent registered public accounting firm. The Board of Directors made the decision to dismiss EY and engage Grant Thornton, the independent registered public accounting firm of Wize Pharma Ltd., the Company’s wholly owned subsidiary.

None of the reports of EY on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that EY’s report on the Company’s audited financial statements for the years ended December 31, 2016 and 2015 included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent years ended December 31, 2016 and 2015, and the subsequent interim periods preceding their dismissal, there were (i) no disagreements with EY, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements and (ii) no reportable events (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

During the two most recent fiscal years and the interim periods preceding the engagement, and through the date of this Report, neither the Company nor anyone on its behalf has previously consulted with Grant Thornton regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

Audit Fee

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton and EY for 2017 and 2016:

	2017	2016

Audit Fees - Grant Thornton (1)	$120,000	$30,000
Audit Fees - EY (1)	31,000	61,000
Audit Related Fees - Grant Thornton	-	-
Audit Related Fees - EY	-	-
Tax Fees – Grant Thornton (2)	-	-
Tax Fees – EY (2)	-	4,000
All other Fees – Grant Thornton (3)	-	-
All other Fees – EY (3)	17,000	21,000
Total Fees	$168,000	$116,000

(1)	Consists of fees billed for the audit of our annual financial statements and the review of financial statements included in our 10-Q, 8-K reports and our Form S-4 Registration Statement and services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the named accountant for tax compliance, tax advice, and tax planning.

(3)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the named accountant, other than the services reported above.

Audit Committee Pre-approval Policies and Procedures

Until February 22, 2018, we did not have an audit committee and as a result our Board of Directors performed the duties of an audit committee.  Our audit committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)       Index to Financial Statements

The following consolidated financial statements are filed as part of this Annual Report:

WIZE PHARMA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

U.S. DOLLARS IN THOUSANDS

Fahn Kanne & Co.
Head Office
32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.)

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Wize Pharma, Inc. (Formerly: OphthaliX, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1b to the financial statements, the Company has incurred net losses since its inception, and has not yet generated any revenues. As of December 31, 2017, there is an accumulated deficit of $26,452. These conditions, along with other matters as set forth in Note 1b, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

We have served as the Company’s auditor since 2018.

Tel-Aviv, Israel

March 28, 2018

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	As of December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$215	$28
Restricted bank deposit	12	10
Marketable equity securities (Note 3)	323	-
Other current assets (Note 4)	40	29

Total current assets	590	67

PROPERTY AND EQUIPMENT, NET	5	2

TOTAL ASSETS	$595	$69

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade payables	$43	$13
Other accounts payable (Note 7)	196	214
Current portion of license purchase obligation (Note 6)	250	150
Derivative liability for right to future investment (Note 8)	-	34
Convertible loan, net (Note 8)	3,204	289
Loans from controlling stockholder (Note 9)	-	117

Total current liabilities	3,693	817

LICENSE PURCHASE OBLIGATION, NET (Note 6)	-	83

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT (Note 12):
Preferred Stock, with $0.001 par value per share -
Authorized: 1,000,000 shares at December 31, 2017 and 2016; Issued and outstanding: 0 shares at December 31, 2017 and 2016	-	-
Common Stock, with $0.001 par value per share -
500,000,000 and 100,000,000 shares authorized at December 31, 2017 and 2016, respectively; 4,350,608 and 3,023,043 shares issued and outstanding at December 31, 2017 and 2016, respectively	4	3
Additional paid- in capital	23,397	23,391
Treasury shares	-	(747)
Accumulated other comprehensive income (loss)	(47)	5
Accumulated deficit	(26,452)	(23,483)

Total stockholders’ deficit	(3,098)	(831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$595	$69

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	For the December 31,
	2017	2016

Operating expenses:
Research and development expenses	$450	$240
General and administrative expenses (Note 13a)	1,031	794

Operating loss	1,481	1,034

Financial expense, net (Note 13b)	1,485	105

Net loss	$2,966	$1,139

Addition to net loss
Deemed dividend with respect to repurchase the right for future investment	3	-

Net loss applicable to Common stockholders	$2,969	$1,139

Other comprehensive (income) loss:
Foreign currency translation adjustments	78	(3)

Changes in unrealized gains on marketable equity securities	(26)	-

Other comprehensive (income) loss	52	(3)

Comprehensive loss	$3,021	$1,136

Basic and diluted net loss per share	$0.86	$0.38

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	3,438,842	3,022,906

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	shares	income (loss)	deficit	deficit

Balance as of January 1, 2016	3,023,043	$3	$23,080	$(747)	$2	$(22,344)	$(6)

Beneficial conversion feature in respect to convertible loan (Note 8a)	-	-	246	-	-	-	246
Stock-based compensation	-	-	65	-	-	-	65
Other comprehensive income	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(1,139)	(1,139)

Balance as of December 31, 2016	3,023,043	3	23,391	(747)	5	(23,483)	(831)

Beneficial conversion feature in respect to convertible loan (Note 8b)	-	-	811	-	-	-	811
Classification of derivative liability for right to future investment into equity (Note 8)	-	-	280	-	-	-	280
Issuance of units consisting of common stock and detachable warrants, net of issuance costs (Note 12c)	860,987	1	965	-	-	-	966
Exercise of options into common stock	31,439	*) -	21	-	-	-	21
Cancellation of treasury shares with respect to reverse recapitalization	-	-	(747)	747	-	-	-
Shares issued with respect to reverse recapitalization (Notes 1d and 12e)	435,139	*) -	298	-	-	-	298
Amount that was allocated to the repurchase of beneficial conversion feature in convertible loans (Note 8d)	-	-	(2,800)	-	-	-	(2,800)
Amount that was allocated to the right for future investment - loan 2016	-	-	44	-	-	-	44
Amount that was allocated to the right for future investment- loan 2017	-	-	1,115	-	-	-	1,115
Deemed dividend with respect to the repurchase of right for future investment	-	-	-	-	-	(3)	(3)
Stock-based compensation	-	-	19	-	-	-	19
Foreign currency translation adjustment	-	-	-	-	(78)	-	(78)
Changes in unrealized gains on marketable equity securities	-	-	-	-	26		26
Net loss	-	-	-	-	-	(2,966)	(2,966)

Balance as of December 31, 2017	4,350,608	$4	$23,397	$-	$(47)	$(26,452)	$(3,098)

*)	Representing amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the Year ended December 31,
	2017	2016

Cash flows from operating activities

Net loss	$(2,966)	$(1,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Stock-based compensation	19	65
Amortization of discounts and issuance costs related to convertible loans	1,122	122
Accrued interest on convertible loans (Note 8)	47	16
Loss from extinguishment of convertible loans (Note 8)	61	-
Change in the fair value of derivative liability for right to future investment (Note 8)	253	(76)
Change in the fair value of license purchase obligation (Note 6)	3	38
Change in:
Other current assets	(33)	2
Trade payables	30	(6)
Other accounts payable	(40)	103
License purchase obligation	146	-

Net cash used in operating activities	(1,357)	(874)

Cash flows from investing activities

Purchase of property and equipment	(4)	(1)

Net cash used in investing activities	(4)	(1)

Cash flows from financing activities

Proceeds from loans from controlling stockholder	82	117
Proceeds from issuance of convertible loans, net of issuance costs (Note 8)	625	508
Proceeds from issuance of units consisting of common stock and warrants (Note 12c)	966	-
Proceeds from exercise of options into common stock	21	-
Repayment of license purchase obligation	(156)	(152)

Net cash provided by financing activities	1,538	473

Effect of exchange rate change on cash and cash equivalents	10	7

Change in cash and cash equivalents	187	(395)
Cash and cash equivalents at the beginning of the year	28	423

Cash and cash equivalents at the end of the year	$215	$28

Supplemental disclosure of non-cash financing activities:
Classification of derivative liability for right to future investment into equity (Note 2m)	$280	$-
Acquisition of marketable equity securities as part of the recapitalization (Note 1d)	$298	$-

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	Wize Pharma Inc. (Formerly: Ophthalix Inc.) (the “Company” or “Wize”) was originally incorporated in the State of Nevada on December 10, 1999 under the name Bridge Capital.com Inc., and was a nominally capitalized corporation that did not commence its operations until it changed its name to Denali Concrete Management Inc. (“Denali”), in March 2001. Denali was a concrete placement company specializing in providing concrete improvements in the road construction industry. Denali operated primarily in Anchorage, Alaska, placing curb and gutter, sidewalks and retaining walls for state, municipal and military projects. On June 27, 2011, Denali changed its name to OphthaliX, Inc. (“OphthaliX”) and also changed its corporate domicile from Nevada to Delaware.

In December 2005, the Company ceased its principal business operations and focused its efforts on seeking a business opportunity, becoming a public shell company in the U.S.

In September 2016, the Company’s Board of Directors and the Company’s then parent and majority stockholder (“Can-Fite”), consented in writing to, among other things, the voluntary dissolution and liquidation of the Company pursuant to a Plan of Dissolution.

In November 2016, the Company’s Board of Directors abandoned the voluntary dissolution and liquidation of the Company. Subsequently, on November 15, 2016, the Company entered into a non-binding letter of intent with Wize Pharma Ltd., an Israeli company (“Wize Israel”), for the acquisition of Wize Israel by way of a reverse triangular merger.

Wize Israel was incorporated in Israel in 1982 as a public company by the name of “Eitam Eretz Israel Advanced Industries Ltd.,” which name was changed to Wize Pharma Ltd. in June 2015. In September 1987, Wize Israel’s shares were listed for trade on the Tel Aviv Stock Exchange (the “TASE”).

Wize Israel is a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including dry eye syndrome (“DES”). In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A” or the “Product”) in the United States, Israel, Ukraine and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”).

Following the Merger transaction as described in Note 1d, the business of Wize Israel became the ongoing business of the Company and the Company is defined as a “smaller reporting company”, according to Item 10(f)(1) of Regulation S-K, as promulgated by the United States Securities and Exchange Commission (the “SEC”).

Commencing August 30, 2016, Wize Israel manages most of its activity through a wholly-owned Israeli Subsidiary (“OcuWize Ltd.”), which manages and develops most of the activity under the License Agreement (see also Note 5).

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

b.	Going concern uncertainty and management plans:

As described in Note 5, Wize Israel purchased an exclusive license to purchase, market, sell and distribute LO2A in the United States, Israel, Ukraine and China as well as a contingent right to do the same in other countries. The registration process in certain countries, including the United States, and the commercialization of Wize Israel’s products is expected to require substantial expenditures.

The Company has not yet generated any revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of December 31, 2017, the Company has an accumulated deficit and a stockholders’ deficit.

In addition, in each of the years ended December 31, 2017 and 2016, the Company reported losses and negative cash flows from operating activities.  Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

As discussed in Note 8b, in 2017, Wize Israel entered into the 2017 Loan Agreement with 2017 Lenders pursuant to which the gross amount of $822 (“2017 Loan”) has been raised. The 2017 Loan was provided for a period ending December 31, 2018 and bears 4% annual interest. The number of shares that will be issued upon conversion of the 2017 Loan is determined in the 2017 Loan Agreement, pursuant to which the 2017 Lenders, have a detachable right until June 30, 2019, to invest up to $411,072, in the aggregate, at an agreed price per share (as adjusted based on the Exchange Ratio and the 2017 Loan Amendment as described below) of $1.332.

As discussed in Note 12c, on June 23, 2017, Wize Israel entered into the 2017 PIPE Agreement with certain investors, pursuant to which, the 2017 PIPE Investors invested a total of up to NIS 3,490,000 (approximately $966) in exchange for a total of 860,987 ordinary shares, at a price per share of NIS 4.05 (approximately $1.15 according to an exchange rate as of June 23, 2017). Subject to the Closing Date of the Merger (see also Note 11c), Wize Israel also undertook to cause the Company to grant warrants to each of the 2017 PIPE Investors (the “Warrants”), with each Warrant being exercisable into one share of Common Stock, with a term of three years from the date of grant.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

According to the 2017 PIPE Agreements, the number of Warrants and the exercise price thereof will reflect, prior to giving effect to an adjustment based on the Exchange Ratio, (i) 30,625 warrants to Peretz and (ii) 62,500 warrants to each of the Other Investors, each warrant exercisable into one ordinary share of Wize Israel, at an exercise price of NIS 28.8 per share (approximately $8.40 according to the exchange rate as of December 31, 2017). According to the Exchange Ratio, Peretz was granted 126,928 Warrants exercisable into Common Stock and each of the Other Investors was granted 259,037 Warrants exercisable into Common Stock.

Direct and incremental issuance costs amounted to approximately NIS 45,000 (approximately $13 according to an exchange rate as of June 23, 2017).

As discussed in Note 1d, a Merger between the Company and Wize Israel became effective on November 16, 2017, and following such Merger, Wize Israel activities are the sole activities of the Company.

c.	Risk factors:

As of December 31, 2017, the Company had an accumulated deficit of $26,452. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities.

The Company expects to continue to incur losses for the foreseeable future, and these losses will likely increase as it:

●	initiates and manages pre-clinical development and clinical trials for LO2A;

●	seeks regulatory approvals for LO2A;

●	implements internal systems and infrastructures;

●	seeks to license additional technologies to develop;

●	pays royalties related to the License Agreement;

●	hires management and other personnel; and

●	moves towards commercialization.

No certainty exists that the Company will be able to complete the development of LO2A for CCH, Sjögren’s or any other ophthalmic disorder, due to financial, technological or other difficulties. If LO2A fails in clinical trials or does not gain regulatory clearance or approval, or if LO2A does not achieve market acceptance, the Company may never become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows. Moreover, the Company’s prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in highly regulated and competitive markets, such as the biopharmaceutical market, where regulatory approval and market acceptance of its products are uncertain. There can be no assurance that the Company’s efforts will ultimately be successful or result in revenues or profits.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

d.	Merger transaction:

On May 21, 2017, the Company and a wholly-owned private Israeli subsidiary of the Company, Bufiduck Ltd. (“Merger Sub”), and Wize Israel, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into Wize Israel, with Wize Israel becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). On November 16, 2017, the Merger was closed (the “Closing Date”).

Upon the Closing Date of the Merger, each issued and outstanding ordinary share of Wize Israel was automatically converted into  4.1445791236989 shares of the Company’s common stock (the “Exchange Ratio”) (such number not being converted as per the Reverse Stock Split described in Note 12b). As a result, an aggregate of 3,915,469 shares, or 90% of the issued and outstanding common stock of the Company were issued to Wize Israel’s shareholders. The pre-Merger stockholders of the Company retained an aggregate of 435,052 shares, or 10% of the issued and outstanding common stock of the Company.

Immediately following the Closing Date of the Merger, Ron Mayron, Yossi Keret, Dr. Franck Amouyal and Joseph Zarzewsky were appointed to the Company’s Board of Directors to hold office until the earlier of the next annual meeting where directors will be appointed, such director’s successor is elected and qualified, or until such director’s earlier resignation or removal, and following those appointments, Pnina Fishman, Ph.D. Ilan Cohen, Ph.D., Guy Regev and Roger Kornberg, Ph.D. resigned from the board of directors of the Company. Accordingly, the Company’s Board of Directors consists of five members, Ron Mayron, Yossi Keret, Dr. Franck Amouyal, Joseph Zarzewsky and Michael Belkin, Ph.D.

Immediately following the Closing Date of the Merger, Pnina Fishman, Ph.D., Itay Weinstein and Ronen Kantor resigned as officers of the Company and the newly constituted board appointed Or Eisenberg as Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary and Noam Danenberg as Chief Operating Officer.

Wize Israel’s ordinary shares were delisted from the TASE and there will no longer be a public trading market for Wize Israel’s ordinary shares in Israel. The Company’s common stock began trading on the OTC Pink under the symbol “OPLI” on January 25, 2012 through November 15, 2017, and under the symbol “WIZP” from November 16, 2017 through January 3, 2018. Since January 4, 2018, the Company’s common stock has been traded on the OTCQB under the symbol “WIZP.”

Following the Reverse Stock Split, a “D” was placed on the Company’s ticker symbol (WIZPD) for 20 business days from March 5, 2018, the effective date of the Reverse Stock Split. After 20 business days, the symbol will then change back to “WIZP”.

As contemplated in the Merger Agreement, the Company’s annual meeting of its stockholders amended its Certificate of Incorporation, whereby, (i) the total number of shares of stock which the Company shall have authority to issue is 500,000,000 shares of Common Stock, and 1,000,000 shares of preferred stock, par value $0.001 per share; (ii) the name of the Company was changed from “OphthaliX, Inc.” to “Wize Pharma, Inc.” and (iii) re-election of the Company’s incumbent directors.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

The Merger was accounted for as a reverse recapitalization which is outside the scope ASC 805, “Business Combinations” (“ASC 805”), as the Company, the legal acquirer, is considered a non-operating public shell, and is therefore not a business as defined in ASC 805. Under reverse capitalization accounting, Wize Israel will be considered the acquirer for accounting and financial reporting purposes. The Merger will be accounted for in a manner that is substantially the same as a reverse acquisition under ASC 805, except that any excess fair value of the consideration transferred over the net fair value of the monetary assets of the Company will be recognized as a reduction of equity.

The annual consolidated financial statements of Wize Israel reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the Closing Date of the reverse capitalization and the accounts of Wize Israel since its inception.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

a.	Use of estimate in preparation of financial statements:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to the going concern assumptions and determining the fair value of embedded and freestanding financial instruments related to convertible loans.

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Functional currency:

As Wize Israel activities were conducted in Israel and most of its financing was denominated and determined in New Israel Shekels (NIS), management has determined that the functional currency of Wize Israel was NIS. Following to the Closing Date of the Merger, the Company aims to direct its main operations in the United States market. In addition, following to the Closing Date of the Merger, the current convertible loans which were previously denominated in NIS, were changed into U.S. dollars terms, including their principal and conversion price. Similarly, the Company issued warrants eligible for exercise for the Company’s shares of common stock at an exercise price denominated in U.S. dollars. Also, the management believes the Company will raise funds through private investment rounds and / or from issuance of equity in dollar amounts by approaching the market in the United States. As a result, it was determined that the U.S dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, as of that date, the functional currency of the Company is the U.S. dollar.

The reporting currency of the consolidated financial statements is U.S. dollars. Pre-merger, Wize Israel and OcuWize results were translated into U.S. dollars in accordance with the standards of the Financial Accounting Standards Board (“FASB”). Accordingly, assets and liabilities were translated from NIS to U.S. dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments (which result from translating an entity’s financial statements into U.S. dollars if its functional currency is different than the U.S. dollar) are reported in other comprehensive income and are reflected in equity, under “accumulated other comprehensive income (loss)”.

Balances denominated in, or linked to foreign currency are stated on the basis of the exchange rates prevailing at the balance sheet date.  For foreign currency transactions included in the consolidated statement of comprehensive loss, the exchange rates applicable on the relevant transaction dates are used.  Transaction gains or losses arising from changes in the exchange rates used in the translation of such balances are carried to financing income or expenses as applicable.

The following table presents data regarding the dollar exchange rate of relevant currencies:

	As of December 31,		% of change
	2017	2016	2017	2016

USD 1 = NIS	3.467	3.845	(9.8)	(1.5)

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

e.	Restricted bank deposit:

Restricted bank deposit is a deposit with maturities of more than three months and up to one year. The restricted bank deposit is presented at its cost, including accrued interest and represents cash which is used as collateral for Wize Israel’s credit card.

f.	Marketable equity securities:

The Company’s investment in marketable equity securities is classified as available-for-sale carried at fair value based on the quoted market price on the TASE, with unrealized gains and losses reported as a separate component of stockholders’ deficit under accumulated other comprehensive income in the consolidated balance sheets. Realized gains and losses on sales of available-for-sale securities are included as financials income, net in the consolidated statements of comprehensive loss.

The Company accounted for these marketable equity securities as available-for-sale carried at fair value since these marketable equity securities are available to be converted into cash to fund Company’s current operations.

The Company recognizes an impairment charge when a decline in the fair value of its investments in securities is below the cost basis of such securities and is judged to be other than temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis.

For securities that are deemed other-than-temporarily impaired, an entity should recognize the difference between the cost basis of the impaired equity security and the fair value on the measurement date, as an other-than-temporarily impairment loss as part of financial income, net in the statement of comprehensive loss. The fair value on measurement date should be considered the equity security’s new cost basis. Unrealized gains and losses previously recorded through other comprehensive income, including the tax effects, should also be reversed.

The new cost basis should not be changed for subsequent increases in fair value.

After an impairment loss is recognized for individual equity securities classified as available for sale, future increases or decreases in fair value (presuming no additional other-than-temporarily impairments exist) are included in other comprehensive income.

As of December 2017, the Company has not recorded loss from impairment.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following rates:

%

Computers and electronic equipment	33
Furniture and office equipment	10

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360 “Property, plant and equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2017 and 2016, no impairment losses have been identified.

i.	Research and development expenses:

Research and development expenses are charged to the statement of comprehensive loss as incurred.

In-Process Research and Development assets (“IPR&D”), acquired in an asset acquisition (i.e. assets acquired outside a business combination transactions) that are to be used in a research and development project which are determined not to have an alternative future use are charged to expense at the acquisition date in accordance with ASC 730, “Research and Development”.

j.	Severance pay:

Wize Israel has one employee as of December 31, 2017. Wize Israel’s liability for severance pay is pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), pursuant to which all Wize Israel’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release Wize Israel from any future severance payments in respect of those employees. Wize Israel has made all of the required payments as of December 31, 2017. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

Severance expenses for the years ended December 31, 2017 and 2016 amounted to $10 and $8, respectively.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This topic prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. As of December 31, 2017 and 2016, no liability for unrecognized tax positions has been recorded.

l.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted bank deposits. Cash and cash equivalents and restricted bank deposits are invested in major banks in Israel.

Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

m.	Convertible loan:

1.	Allocation of proceeds:

The proceeds received upon issuance of the 2016 Loan (see Note 8) together with a freestanding derivative financial instrument (derivative liability for right to future investment) were allocated to the financial instruments issued based on the residual value method. The detachable derivative financial instrument was recognized based on its fair value and the remaining amount of the proceeds was allocated to the 2016 Loan component.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

2.	Beneficial Conversion Features (“BCF”):

a.	The Company has considered the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and determined that the embedded conversion feature of the 2016 Loan should not be separated from the host instrument because it qualifies for equity classification. Furthermore, the Company applied ASC 470-20, “Debt - Debt with Conversion and Other Options” which clarifies the accounting for instruments with BCF or contingently adjustable conversion ratios, and has applied the BCF guidance to determine whether the conversion feature is beneficial to the investor.

The BCF has been calculated by allocating the proceeds received in financing transactions to the 2016 Loan and to any detachable freestanding financial instrument (derivative liability for future investment (see also Note 8)) included in the transaction, and by measuring the intrinsic value of the conversion option based on the effective conversion price as a result of the allocated proceeds.

The intrinsic value of the conversion option with respect to the 2016 Loan was recorded as a discount on the 2016 Loan with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the 2016 Loan is amortized as interest expense over the contractual term of the 2016 Loan by using the effective interest method.

b.	The Company has considered the provisions of ASC 815-15, “Derivatives and Hedging - Embedded Derivatives” (“ASC 815-15”), and determined that the embedded conversion feature of the 2017 Loan cannot be considered as clearly and closely related to the host debt instrument, However, it was determined that the embedded conversion feature should not be separated from the host instrument because the embedded conversion option, if freestanding, does not meet the definition of a derivative in accordance with the provisions of ASC 815-10, since its terms do not require or permit net settlement. Thus, it was determined that the conversion feature does not meet the characteristic of being readily convertible to cash.

The Company applied ASC 470-20 which clarifies the accounting for instruments with BCF or contingently adjustable conversion ratios.

Pursuant to ASC 470-20-30, the amount of the BCF with respect to the 2017 Loan was calculated at the commitment date, as the difference between the conversion price (i.e. the entire proceeds received for the 2017 Loan) and the aggregate fair value of the common stock and other securities (which consist of the Investment Option) into which the 2017 Loan is convertible.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As such difference was determined to be greater than the amount of the entire proceeds originally received for the 2017 Loan, the amount of the discount assigned to the BCF was limited to the amount of the entire proceeds.

If a convertible instrument contains conversion terms that are adjusted upon the occurrence of a future event, or as a result of anti-dilution adjustment provisions, any changes to the conversion terms might result in the recognition of an additional BCF.

3.	Modifications or exchanges:

Modifications to, or exchanges of, financial instruments such as convertible loans, are accounted for as a modification or an extinguishment, following to provisions of ASC 470-50, “Debt- Modification and Extinguishments”. Such an assessment is done by management either qualitatively or quantitatively based on the facts and circumstances of each transaction.

Under ASC 470-50, modifications or exchanges are generally considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The instruments are considered “substantially different” when the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the present value of the cash flows under the terms of the new debt instrument is less than 10%, the debt instruments are not considered to be substantially different, except in the following two circumstances (i)  The transaction significantly affects the terms of an embedded conversion option, such that the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10% of the carrying amount of the original debt instrument immediately before the modification or exchange or (ii)  The transaction adds a substantive conversion option or eliminates a conversion option that was substantive at the date of the modification or exchange.

If the original and new debt instruments are considered as “substantially different”, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss.

If a convertible debt instrument with a beneficial conversion option that was separately accounted for in equity, is extinguished prior to its conversion or stated maturity date, a portion of the reacquisition price is allocated to the repurchase of the beneficial conversion option. The amount of the reacquisition price allocated to the beneficial conversion option is measured using the intrinsic value of that conversion option at the extinguishment date. The residual amount, if any, is allocated to the convertible debt instrument.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The gain or loss on the extinguishment of the convertible debt instrument is determined based on the difference between the carrying amount and the allocated reacquisition price.

Modifications to, or exchanges of equity financial instruments such as right to future investment, are accounted for as a modification or an extinguishment in a similar manner as described above. Such an assessment is done by management either qualitatively or quantitatively based on the facts and circumstances of each transaction. Among others, management considers whether, the fair value of the financial instruments before and after the modification or exchange are substantially different.

If the original and new equity instruments are considered as “substantially different”, the original instrument is derecognized and the new instrument is initially recorded at fair value, with the difference recognized as a reduction of, or increase to, retained earnings as a deemed dividend.

4.	Issuance costs of convertible loan:

a.	Upon initial recognition, costs incurred in respect of obtaining financing through issuance of the 2016 Loan (or costs allocated to such component in a package issuance) are presented as a direct deduction from the amount of the 2016 Loan and in subsequent periods such costs (together with the discount created by the BCF) expensed as financing expenses over the contractual term of the 2016 Loan by using the effective interest method. Any such costs that were allocated to the derivative component were expensed as incurred.

b.	Upon initial recognition, costs incurred in respect of obtaining financing through issuance of the 2017 Loan also discussed in Note 8 (or costs allocated to such component in a package issuance) were presented as a deferred asset since the 2017 loan was completely discounted at the initial recognition. In subsequent periods, such expenses were amortized ratably over the original term of the 2017 Loan.

n.	Fair value of financial instruments:

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The carrying amounts of cash and cash equivalents, short-term bank deposits, other accounts receivable, trade payables and other accounts payable approximate their fair value due to the short-term maturities of such instruments.

Fair value of the marketable equity securities is determined based on a Level 1 input.

Derivative financial instruments are measured at fair value, on a recurring basis. The fair value of derivatives generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting dates, based on the prevailing currency or stock prices, as applicable. The fair value measurement of the derivative liability for right to future investment and the extinguishment of 2017 Loan and 2016 Loan are classified within Level 3.

Following the modification described in Note 8a, based on the modified terms of the Right of Future Investment, Wize Israel’s management engaged an external appraiser that measured the fair value of the Right of Future Investment immediately prior to the Modification Date at NIS 1,042,000 (approximately $280 according to the exchange rate as of the Modification Date) and reclassified such amount from a derivative liability to additional paid-in capital.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following tabular presentation reflects the components of the derivative liability associated with such rights during the years ended December 31, 2016 and 2017:

Fair value of Right of Future Investment

Balance at 2016 Loan Origination Date (Note 8a)	$110
Change in the fair value of derivative liability	(76)

Balance at December 31, 2016	$34
Change in the fair value of derivative liability	246
Reclassification of derivative liability into equity	(280)

Balance at December 31, 2017	$-

o.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2017, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Legal costs incurred in connection with loss contingencies are expensed as incurred.

p.	Treasury shares:

Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock, until such shares are retired and removed from the account.

q.	Derivatives:

The Company applies the provisions of ASC Topic 815, “Derivatives and Hedging” pursuant to which all the derivative financial instruments are recognized as either financial assets or financial liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

As of December 31, 2016, the balance of derivative instruments consisted of derivative liability for right to future investment in an amount of $34 (see also r. below and Note 8), and is stated at fair value.

During the years ended December 31, 2017 and 2016, the Company did not designate any financial instruments for hedging purposes.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.	Derivative liability for right to future investment:

The Company reviewed the terms of such obligation and determined that it is not eligible to be classified as a component of permanent equity, as such instrument permitted the holder to receive a variable number of shares of common stock upon exercise, by investment of cash amount that will be determined at the discretion of the holder (up to a pre-determined cap). Accordingly, such financial instrument was accounted for as a derivative liability and as such was measured upon initial recognition and re-measured at subsequent reporting periods at fair value. Changes in the fair value were recorded in the consolidated statement of comprehensive loss within the caption “financial expense, net”.

The terms of aforesaid right to future investment have been modified and as a result the derivative liability for right to future investment was reclassified into additional paid-in capital (see also Note 8c).

s.	Basic and diluted loss per share:

Basic loss per share is computed by dividing the loss for the period applicable to Ordinary Shareholders by the weighted average number of shares of common stock outstanding during the period.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of options or warrants issued or granted using the “treasury stock method” and upon the conversion of 2017 Loan and 2016 Loan using the “if-converted method”, if the effect of each of such financial instruments is dilutive.

For the years ended December 31, 2017 and 2016, all outstanding stock options and other convertible instruments have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

As described in Note 12b, for accounting purposes, the loss per share amounts have been adjusted to give retroactive effect to the Exchange Ratio and the Reverse Stock Split for all periods presented in these consolidated financial statements.

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2017 and 2016, is as follows:

	Year ended December 31,
	2017	2016

Numerator:
Net loss	$2,966	$1,139
Deemed dividend with respect to right for future investment	$3	-

Net loss available to stockholders of Common Stock	$2,969	$1,139

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	3,438,842	3,022,906
Net loss per share of Ordinary Share, basic and diluted	$0.87	$0.38

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.	Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss), presented in stockholders’ deficit, includes (i) gains and losses that were incurred from the translation of the pre-merger results of Wize Israel and OcuWize to the reporting currency (see also Note 2c) and (ii) unrealized gain from the change in the fair value of marketable equity securities that are classified as available-for-sale.

The components of accumulated other comprehensive income (loss) as of December 31, 2016 and 2017 were as follows:

Total accumulated other comprehensive income (loss)

Balance at December 31, 2016 (*)	$5
Foreign currency translation adjustment	(78)
Unrealized gain on marketable securities	26

Balance at December 31, 2017	$(47)

(*) consist solely of the foreign currency translation adjustment

u.	Stock-based compensation:

Stock-based compensation to employees is accounted for in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires estimation of the fair value of equity - based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period.

Stock-based compensation expense is recognized for the value of awards granted based on the accelerated method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock options granted to Wize Israel employees was estimated using the binominal model, which requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of Wize Israel on a weekly basis since the marketability of Wize Israel is less than the expected option term. The expected option term represents the period that Wize Israel’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The expected dividend yield assumption is based on Wize Israel’s historical experience and expectation of no future dividend payouts. Wize Israel has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value for options granted in 2016 to employees and directors of Wize Israel was estimated at the date of grant using a binominal model with the following weighted average assumptions:

2016

Dividend yield	0%
Expected volatility	86.16%
Risk-free interest rates	0.43%-1.03%
Expected life (years)	2.00-4.00

ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”) provisions are applied with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the grant date, and at the end of each accounting period between the grant date and the final measurement date.

Upon the Closing Date of the Merger (see also Note 1d), all the outstanding options under 2015 Plan of Wize Israel were cancelled (see also Note 12f).

v.	Disclosure of new Standards in the period

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation”, which effects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This ASU was effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. The Company decided to adopt the new guidance prospectively. This new guidance does not have a material impact on the Company’s consolidated financial statements.

w.	Recent Accounting Pronouncements not adopted yet

1.	In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

2.	In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”, which provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company adopted ASU 2017-01 on January 1, 2018 and it did not have an impact on its accounting and disclosures.

3.	In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting” guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

4.	In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common stockholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using either a full or modified retrospective approach. The Company is evaluating the impact of the revised guidance.

NOTE 3:-	MARKETABLE EQUITY SECURITIES

The Company owns 446,827 ordinary shares of Can-Fite representing approximately 1.59% of Can-Fite’s issued and outstanding share capital as of December 31, 2017. This was an asset held by the Company as of the Closing Date and was initially recorded at fair value (quoted market) on the Closing Date.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	MARKETABLE EQUITY SECURITIES (Cont.)

As of December 31, 2017 and the Closing Date of the Merger, the fair value of the Company’s investment in Can-Fite’s shares was $323 and $298, respectively (according to its quoted market price in the Tel-Aviv Stock Exchange). During the period commencing the Closing Date of the Merger and ended December 31, 2017, the related unrealized gain derived from the change in the fair value of these securities totaled $25 and is recorded as part of the accumulated other comprehensive income (loss).

NOTE 4:-	OTHER CURRENT ASSETS

	December 31,
	2017	2016

Prepaid expenses	$3	$10
Governmental authorities	37	19

	$40	$29

NOTE 5:-	LICENSE AGREEMENT

In May 2015, Wize Israel entered into the License Agreement with Resdevco, a company controlled by Professor Shabtay Dikstein, the inventor of LO2A (“Dikstein”). Pursuant to the License Agreement, Resdevco granted to Wize Israel (and thereafter to OcuWize) an exclusive license to develop in the United States, Israel and Ukraine (collectively, the “Licensed Territories”), under the LO2A licensed technology, products in the field of ophthalmic disorders, and to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the Licensed Territories in the field of ophthalmic disorders. Subject to certain limited exceptions, Wize Israel may not sublicense or sell or transfer any of its rights under the License Agreement without the advance written approval of Resdevco.

The License Agreement granted Wize Israel the right to add additional territories in the future, subject to a commitment by Wize Israel to pay minimum royalties according to a formula set forth in the License Agreement with respect to the additional territory, and provided that Resdevco has not granted exclusive rights in such additional territory or is in ongoing negotiations. The License Agreement also grants Wize Israel the right to purchase Resdevco’s agreements with its existing distributors of LO2A in other jurisdictions (namely, Germany, Hungary, Netherlands and Switzerland (collectively, the “Reserved Territories”) for ten times the greater of the net royalties received in the previous 12 months under such agreements or the minimum royalty payment under such agreements. The License Agreement furthermore grants Wize Israel a right of first negotiation with potential distributors to whom Resdevco may in the future grant distribution rights to LO2A outside of the Reserved Territories and the Licensed Territories and provides that if Wize Israel enters into such distribution agreement in accordance with the License Agreement, then Wize Israel has agreed to guarantee in writing to Resdevco that it will pay to Resdevco minimum royalties according to a formula set forth in the License Agreement. The License Agreement historically included an option to purchase all remaining territories for a fixed amount and such option was cancelled on March 30, 2017.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	LICENSE AGREEMENT (Cont.)

The License Agreement provides that Wize Israel is required to pay to Resdevco certain royalties for sales in the Licensed Territories based on an agreed-upon price per unit payable on a semi-annual basis, subject to making certain minimum royalty payments, which (1) with respect to the United States, means the non-refundable and non-deductible aggregate amount of $500 (“Minimum Commitment”) over a period of three years commencing from 2015 ($400 out of which was already paid by Wize Israel) and an advance against royalties of $475 per year starting January 1, 2018, as modified in July 2017, (see also Note 6b), which annual advance shall be credited towards any royalties payable to Resdevco for that particular year, (2) with respect to Israel, means an upfront non-refundable and non-deductible payment of $30, payable at commencement of local sales, and an annual advance against royalties starting January 1, 2017 in increasing payments depending on the year (up to a maximum of $36) which annual advance shall be credited towards any royalties payable to Resdevco for that particular year, and (3) with respect to Ukraine, means an annual advance against royalties, starting in 2016, in increasing payments depending on the year (up to a maximum of $30), which yearly advance shall be credited towards any royalties payable to Resdevco for that particular year.

The License Agreement has an initial term of seven years that expires in May 2022, and, unless Wize Israel provides prior notice of at least 12 months terminating the agreement, the License Agreement renews automatically each year. Wize Israel may terminate the License Agreement prior to May 2022 upon 180 days prior notice; provided that all payments previously made to Resdevco shall be non-refundable, any payments due during the 180-day notice period shall be payable to Resdevco and Wize Israel is required to pay a penalty of $100, depending on the timing of termination. Additionally, if Wize Israel terminates the License Agreement, it is required to exert reasonable best efforts to find a third-party willing to sell LO2A under the same terms as the License Agreement (see also Note 1a).

LO2A is currently registered and marketed by its inventor in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES and CCH and in the Netherlands for the treatment of DES and Sjögren’s.

Wize Israel intends to market LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and Sjögren’s in the United States, Israel, Ukraine, the territories that it has licensed LO2A, and in additional territories, subject to purchasing the rights to market, sell and distribute LO2A in those additional territories. Wize Israel believes that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. Currently, Wize Israel has a distribution agreement for marketing in Israel, where LO2A is approved for the treatment of DES only, and a distribution agreement for marketing in Ukraine, where LO2A is in the approval process for the treatment of DES and CCH. The registration process in certain countries, including the United States, requires Wize Israel to conduct additional clinical trials, in addition to the Phase II clinical trials that Wize Israel is conducting.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	LICENSE AGREEMENT (Cont.)

Wize Israel plans to engage local or multinational distributors to handle the distribution of LO2A. In particular, Wize Israel intends to engage, subject to obtaining the requisite rights in LO2A, pharmaceutical companies or distributors around the world with relevant marketing capabilities in the pharmaceutical field, in order for such pharmaceutical companies to sell LO2A, with Wize Israel prioritizing those territories where Wize Israel may expedite the registration process of LO2A based on existing knowledge and studies previously conducted on LO2A, without requiring additional studies. There is no assurance that the Company will be able to market the Product in any other jurisdictions.

The fair value of the Minimum Commitment to pay royalties as stated as of its initial recognition date was calculated based on an estimate of the fair value of the payments set in the License Agreement in accordance with the dates set in the License Agreement using a discount rate of 21%, which reflected, among other things, Wize Israel’s estimate of its equity rate as of that date. At initial recognition, the fair value of the Minimum Commitment was estimated in an amount of $397. As of December 31, 2017, the commitment to pay future royalties amounting to $250 (see also Note 6).

The License Agreement may be terminated by either party upon the occurrence of certain other customary termination triggers, including material breaches of the License Agreement by either party, as well as the right of Resdevco to terminate the License Agreement (or halt the manufacturing agreement or cease delivery of any finished product for any period of time) as a result of Wize Israel not paying all royalties due under the License Agreement. In addition, Resdevco may terminate the License Agreement, upon 30 days written notice, if (1) an application for the marketing approval of LO2A, for the treatment of DES is not submitted to the United States Food and Drug Administration (“FDA”) or the equivalent regulatory authority in the Licensed Territories by May 1, 2019, (2) such FDA approval is not obtained from the FDA or the equivalent regulatory authority in the Licensed Territories by May 1, 2021, (3) such approval has been obtained, but commercial sales of LO2A have not commenced within three months thereafter, (4) commercial sales of LO2A have commenced, any royalties, including any minimum royalties are not timely paid, or (5) Wize Israel attempts to sell competing products (as defined in the License Agreement) in or outside the Licensed Territory. Resdevco may also terminate the License Agreement if Wize Israel contests the validity of any patents covering LO2A or any related know-how or if Wize Israel makes, sells or exploits a competing product to LO2A. On November 18, 2015, a framework agreement was signed for cooperation between the Company and the manufacturing plant, the Company began the processes needed to approve the Product with the FDA, and as of the preparation of these consolidated financial statements, the Company believes that it has complied with this framework agreement.

Stock allocation within the framework of the License Agreement:

In connection with the entering into of the License Agreement, on June 11, 2015, the Company granted 36,397 shares of common stock with no par value to a third-party consultant for direct consultation and mediation services provided to the Company in connection with the License Agreement.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	LICENSE AGREEMENT (Cont.)

The fair value of shares of common stock granted amounted to $801, and was estimated by multiplying the number of 36,397 shares of common stock granted at the stock price quoted on the stock exchange as of the approval of the grant, while taking into account the discount at a rate of 10.3% (which was calculated by an independent outside valuator, using the Finerty Model for pricing options, based on the sales option model with an average exercise price) for the impact of the restrictions set in the Israeli Securities law and in the Israeli Securities regulations applicable to the recipient regarding the sale of the allocated shares (“Discount due to Blockage Restriction”).

In addition, it was decided within the framework of the transaction that the third - party would be granted shares constituting 5% of the issued and outstanding share capital of OcuWize intended to manage and develop all of the activity subject to the License Agreement. The allocation of the OcuWize’s shares shall be for future consultation services granted to OcuWize in connection with the activity covered by the License Agreement, as it will be agreed between the Company and the consultant. As of December 31, 2017 and as of the approval of the consolidated financial statements, the terms of such grant have not been determined, the Company has made no such grant and has received no third - party consultation services.

As the License Agreement related to an exclusive right to market, sell and distribute in the United States, of a Product that has not been approved by the FDA it was determined that the current status of the Product as of the date of entering into the License Agreement was is in substance an IPR&D. As the IPR&D was received by the Company through a direct acquisition and not through a business combination and as it was determined that the IPR&D does not have future alternative use, the acquisition cost, together with the related direct expenses (including the stock-based compensation as described above) amounted to $1,201 and was recognized as research and development expenses upon the Effective Date of the License Agreement as part of the statement of comprehensive loss for the year ended December 31, 2015 (not presented herein).

In addition to the exclusive license in the United States, the Company was given similar rights for the Israeli market. The Israeli license term is seven years, following which the term will automatically renew for additional one - year periods. The Company undertook to pay the Product registration expenses as well as license fees and annual royalties according to the mechanism set forth in the Addendum (as amended on May 31, 2016). The Company has the right to terminate the License Agreement upon 180 days prior notice, but only commencing from the start of the marketing of the Product in Israel. The Company undertook to take action to approve the use of the Product in Israel within three years of signing the Addendum and undertook to sign an agreement with the manufacturing plant in order to supply the Product to Israel. The Company reached agreements with the manufacturing plant in March 2016, but production has not yet commenced. During the year ended December 31, 2016, the Company recorded direct costs amounting to $30 as part of research and development expenses in connection with expanding the territory to Israel.

On July 11, 2016, the Company entered into an Exclusive Distribution Agreement (the “Israeli Distribution Agreement”) with an independent distributor in Israel (the “Israeli Distributor”) to distribute the Product in Israel.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	LICENSE AGREEMENT (Cont.)

The term of the Israeli Distribution Agreement is until December 31, 2018 and may be extended by three additional years, subject to agreement between the parties on minimal yearly quotas from the Israeli Distributor and a minimum price of the Product. The Israeli Distribution Agreement includes yearly minimal quotas, a minimum Product price and other terms of payment. Furthermore, the Israeli Distributor undertook that during the term of the Israeli Distribution Agreement and up to 18 months from the end of the engagement with the Company, the Israeli Distributor will not have any business connection with any business engaged in any activities involving medical devices that are identical or imitations of the Product or of the Product then produced by Wize Israel or its subsidiaries or affiliates.

In December 2015, the Company entered into a Distribution Agreement (the “Ukrainian Distribution Agreement”) with a distributor in Ukraine (the “Ukrainian Distributor”) to distribute the Product in Ukraine for a period of 3 years ending December 31, 2018, which may be extended to three additional years, subject to an agreement on the Ukrainian Distributor’s sales goals.

The Ukrainian Distribution Agreement includes minimal yearly quotas, minimum prices and payment terms for the term of the agreement. Furthermore, the Ukrainian Distributor undertook that during the term of the Ukrainian Distribution Agreement and up to 24 months from the end of the engagement with the Company, the Ukrainian Distributor will not have any business connection with any business engaged in any activities involving products that are identical to the Product, in the same formula, shape, doses and purposes.

The distribution of the Product is subject to the receipt of all of the regulatory approvals required in Ukraine for marketing, importing, selling and providing services in connection with the Product. The Ukrainian Distributor is responsible for securing such approvals and will pay the necessary costs for procuring such approvals, with the exception of the Company’s payment of up to $10 in registration fees.

Following the signing of the Exclusive Agreement with the Distributor, an addendum was signed to the License Agreement according to which the Territory was expanded to include Ukraine. The Company undertook to pay the Product registration expenses in Ukraine as well as license fees and yearly royalties of a sum of not less than $18 according to a mechanism set forth in the License Agreement. The minimal payment of $18 to secure the license to distribute the Product in Ukraine was recorded as part of research and development expenses and was paid in 2016.

On October 26, 2017, Wize Israel announced the termination of its single-center trial in Israel that commenced in January 2017 (“Single Center Trial”).

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	LICENSE AGREEMENT (Cont.)

The Single Center Trial was a Phase II, randomized, double-blind, placebo-controlled, pilot study carried out in parallel groups that was intended to evaluate the safety and efficacy of LO2A for patients suffering from moderate to severe CCH, with Wize Israel having sole access to the trial data. On October 24, 2017, Wize Israel received notice from the contract research organization that manages and supervises Wize Israel’s clinical trials (“CRO”), that an inadequate amount of quality information may be derived from the results collected thus far, given that there is no correlation in the reaction of both eyes to LO2A, in contrast to professional literature and other trials. In addition, the recruitment rate of patients was less than required and there was a higher than expected dropout rate. In light of the above, the CRO concluded that the results of the trial would be of no use even if the trial continued until the end of its term. Based on the CRO’s conclusion, Wize Israel determined to terminate the trial and to save the future costs that would be incurred in connection with such trial.

On November 3, 2017, Wize Israel entered into a framework agreement with a Chinese pharmaceutical company (the “Chinese Distributor”), whereby, subject to the negotiation and execution of a detailed distribution agreement and obtaining necessary regulatory approvals in China, the Chinese Distributor will act as exclusive distributor in China of LO2A. The framework agreement includes, among other things, minimum purchase obligations of the Chinese Distributor, which Wize Israel estimated to range, over the five-year period of the contemplated agreement, between $22,500 to $39,000.

As of the date hereof, no detailed distribution agreement has been entered into with the Chinese Distributor and the regulatory process has not been completed and it is not possible at this stage to determine when these conditions will be completed, if ever, and, even if completed, the final terms of such detailed distribution agreement and the expected revenues therefrom.

NOTE 6:-	LICENSE PURCHASE OBLIGATION

a.	As noted in Note 5, as consideration for the License Agreement, Wize Israel undertook to pay a Minimum Commitment of licensing fees and royalties of no less than $500 in the first three years of the engagement. An amount of $100 was paid in May 2015, upon signing the License Agreement and amounts of $150 and $150 were paid in January 2016 and July 2017, respectively.

In July 2017, Wize Israel and Resdevco amended the License Agreement pursuant to which the annual royalties’ amount of $475 will be reduced to $150 for 2018 and 2019. If Wize Israel obtains an FDA marketing license during 2019, the Company will be required to pay Resdevco the remainder of the payment of 2019. Consequently, during the third quarter of 2017 the Company has recognized an amount of $150 as an additional liability with respect to the 2018 minimum commitment. Such amount is reflected as an expense under research and development expenses.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	LICENSE PURCHASE OBLIGATION (Cont.)

b.	On December 26, 2017, Wize Israel entered into an amendment to the License Agreement with Resdevco (the “Third Amendment”) which includes (i) China in the list of Licensed Territories, (ii) the size and timing of royalty payments, including the minimum annual royalty payments, payable by Wize Israel to Resdevco in connection with its distribution activities in China, and (iii) an undertaking by Wize Israel to include in the distribution agreement to be entered into with the Chinese Distributor that the Chinese Distributor will transfer the Chinese market license to Resdevco upon termination of the distribution agreement. In the event Wize Israel fails to execute a distribution agreement with the Chinese Distributor by June 1, 2018, the Third Amendment will be deemed null, void and of no force.

c.	The following table details the repayment dates of the remaining Minimal Commitment on the financial liability and the balance in the consolidated financial statements:

	As of December 31,
	2017 (*)	2016 (*)
Repayment dates:
January 1, 2017	$-	$150
January 1, 2018	250	83

Remaining balance	250	233

Current liability	250	150
Non-current liability	-	83

Total	$250	$233

(*)	Upon initial recognition, the balance was discounted according to an annual discount rate of 21%, which in management’s opinion reflected the Company’s credit risk as of the initial recognition of the liability (see also Note 5).

d.	On January 21, 2018, Resdevco agreed to postpone the minimum royalty payment obligation amounting to $150 from January 1, 2018 to July 29, 2018 (see also note 12c).

NOTE 7:-	OTHER ACCOUNTS PAYABLE

	December 31,
	2017	2016

Employees and payroll accruals (*)	$101	$79
Accrued expenses	95	135

	$196	$214

(*)	As of December 31, 2017 and 2016, most of the sum refers to a debt to the Company’s Chief Executive Officer, with whom the Company had reached an agreement regarding postponing the payment date. The debt is expected to be paid in the foreseeable future.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOAN AND FINANCIAL DERIVATIVE LIABILITY FOR THE RIGHT TO FUTURE INVESTMENT

a.	On March 20, 2016 (“2016 Loan Origination Date”), Wize Israel entered into a convertible loan agreement (as amended on March 30, 2016, the “2016 Loan Agreement”) with Rimon Gold Assets Ltd. (“Rimon Gold”), whereby Rimon Gold extended a loan in the principal amount of up to NIS 2,000,000 (approximately $520 according to an exchange rate at the 2016 Loan Origination Date), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (see also Note 14b), the 2016 Loan had a maturity date of December 31, 2017 (the “Maturity Date”).

Under the 2016 Loan Agreement, Rimon Gold has the right, at its sole discretion, to convert any outstanding portion of the 2016 Loan, but not less than NIS 100,000 (approximately $26 according to an exchange rate at the 2016 Loan Origination Date), into Wize Israel’s ordinary shares at a conversion price per share of NIS 15.2592 (approximately $3.84 according to an exchange rate at the 2016 Loan Origination Date), subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement.

In order to secure its obligations and performance pursuant to the 2016 Loan Agreement, Wize Israel recorded a first priority fixed charge in favor of Rimon Gold on all of Wize Israel’s rights, including its distribution rights, under the License Agreement, and a first priority floating charge on all of Wize Israel’s rights, title and interest in all of its assets, as may exist from time to time (the agreements relating to such charges being referred to as the “Security Agreements”).

In light of the assignment of the License Agreement to OcuWize as detailed in Note 5, in October 2016, OcuWize recorded identical liens to the aforementioned liens against Wize Israel.

Rimon Gold was entitled, under certain circumstances, to demand repayment of the 2016 Loan, including among others: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2016 Loan Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel (v) if Wize Israel files a motion to stay proceedings; (vi) upon the expiration or termination of the License Agreement or if any party is in material breach of the License Agreement or if any party notifies the other of its intention to terminate the License Agreement; (vii) an adverse material change; or (viii) upon the non-performance of Wize Israel pursuant to the 2017 Loan Agreement (see also Note 8b).

The 2016 Loan Agreement and the Security Agreements contain a number of restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of the Company’s business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOAN AND FINANCIAL DERIVATIVE LIABILITY FOR THE RIGHT TO FUTURE INVESTMENT (Cont.)

In addition, under the 2016 Loan Agreement, Rimon Gold has the separable right (not contingent on electing conversion option), until the lapse of 18 months following the conversion of the loan granted by Rimon Gold under the 2016 Loan Agreement (“Right to Future Investment”), to invest up to NIS 3,000,000 (approximately $780 according to an exchange rate as of December 31, 2016), in the aggregate, at a price per share that will reflect a 15% discount relative to the lowest price per share set for any Wize Israel offering, private or public, if Wize Israel conducts any equity financing.

Based on the original terms of the Right to Future Investment, management has determined that such right to acquire shares at a future date in the potentially variable investment amount, at a variable purchase price per share represents a derivative liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (see also Note 2r above).

Wize Israel used the services of an independent external appraiser to estimate the fair value of the derivative liability at the 2016 Loan Origination Date and each reporting date. The fair value of such liability was measured upon initial recognition in an amount of NIS 423,000 (approximately $110 according to an exchange rate at the 2016 Loan Origination Date). The fair value was based among other things on management’s estimates of 75% regarding the exercise probability of this right in a future offering and the forecast regarding the timing of a future offering as of that date.

The remaining amount of the 2016 Loan proceeds of NIS 1,577,000 (approximately $410 according to an exchange rate at the 2016 Loan Origination Date) (“Debt”) was allocated to the 2016 Loan.

Wize Israel applied ASC 470, “Debt with Conversion and Other Options”, pursuant to which Wize Israel recognized and measured a Beneficial Conversion Feature (“BCF”) amounting to NIS 946,000 (approximately $247 according to an exchange rate at the commitment date) by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in-capital. The intrinsic value of the conversion feature was calculated on the 2016 Loan Origination Date by using the effective conversion price. The discount resulting from the BCF is amortized over the life of the 2016 Loan through financial expenses by using the effective interest method unless mandatorily converted earlier.

The direct and incremental debt costs amounting to NIS 63,000 (approximately $16 according to an exchange rate at the 2016 Loan Origination Date) were allocated to the Right to Future Investment and the 2016 Loan based on the same proportions as the proceeds allocation. The portion that was allocated to the Right to Future Investment amounting to $4 has been expensed immediately to finance expenses while the remaining amount of $12 was allocated and deducted from the 2016 Loan and is amortized over the life of the 2016 Loan through financial expenses by using the effective interest method unless mandatorily converted earlier.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOAN AND FINANCIAL DERIVATIVE LIABILITY FOR THE RIGHT TO FUTURE INVESTMENT (Cont.)

For the years ended December 31, 2017 and 2016, the Company recorded finance expenses amounting to $263 and $122, respectively, due to the amortization of the discount that resulted from the BCF, the proceeds allocated to the derivative liability and the debt issuance costs. In addition, for the years ended December 31, 2017 and 2016, the Company recorded interest expense amounting to $22 and $16, respectively.

On February 22, 2017 (“Modification Date”), the expiration date of the Right of Future Investment that was associated with the 2016 Loan was extended from March 2018 to the end of the Option Period (see also Note 8b) and the exercise price was changed from a 15% discount of the lowest price per share set for Wize Israel to a fixed price of NIS 20.4 per share. Accordingly, as of the Modification Date, the Right of Future Investment was no longer considered as a derivative liability. In addition, the difference between the fair value of the Right of Future Investment before and after the modification, which amounted to $246 was recognized as expenses within finance expenses, net for the year ended December 31, 2017. In addition, the then outstanding amount related to the Right of Future Investment of $280 was reclassified from a derivative liability to equity upon the date of modification (see also Note 2n).

In December 2017, the Company amended the 2016 Loan (see also Note 8d).

b.	On January 15, 2017 (the “2017 Loan Origination Date”), Wize Israel entered into a convertible loan agreement (the “2017 Loan Agreement”) with Ridge, and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Fisher (together, the “2017 Lenders”), whereby each of the 2017 lenders extended a loan in the principal amount of NIS 1,000,000 (approximately $270 according to the average exchange rate at the 2017 Loan Origination Date) and in the aggregate principal amount of NIS 3,000,000 (approximately $811 according to the average exchange rate at the 2017 Loan Origination Date), which bears interest at an annual rate of 4% (the “2017 Loan”). Pursuant to the 2017 Loan Agreement, the 2017 Loan had a maturity date of December 31, 2017 (the “Maturity Date”).

Under the 2017 Loan Agreement, each of the 2017 Lenders has the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $26 according to exchange rate as of 2017 Loan Origination Date), that the lender provided to Wize Israel (each such portion converted, the “Converted Loan Amount”) into Wize Israel’s ordinary shares at a conversion price per share equal to the lower of (i) NIS 24 (approximately $6.24 according to the exchange rate as of June 23, 2017) and (ii) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE (see also Note 12c), the current 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.8 according to the exchange rate as of June 23, 2017).

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOAN AND FINANCIAL DERIVATIVE LIABILITY FOR THE RIGHT TO FUTURE INVESTMENT (Cont.)

In addition, upon exercise of the conversion right, the 2017 Loan Agreement grants the 2017 Lenders, for a period of 18 months following the conversion of the Converted Loan Amount, the right to make investments in Wize Israel in an amount equal to NIS 1.50 for each NIS 1.00 of its respective Converted Loan Amount, at an agreed price per share equal to 120% of the then applicable 2017 Loan Conversion Price (the “Investment Option”). All shares that will be received by the 2017 Lenders upon the conversion of the 2017 Loan and upon the exercise of the Investment Option, will be unregistered shares. Such shares shall be restricted from sale for a period of 180 days from the date the Investment Option was exercised.

Ridge was entitled, under certain circumstances, to demand repayment of the 2017 Loan, including: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2017 Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to freeze proceedings; or (vi) an adverse material change.

The 2017 Loan contains a number of restrictive covenants that limit the Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; and on the distribution of dividends.

As discussed in Note 9, prior to entering into the 2017 Loan Agreement, Ridge provided the following three loans to Wize Israel, all of which bore interest at an annual rate equal to the interest rates of the Israeli government bonds: (i) NIS 250,000 was extended in November 2016, (ii) NIS 300,000 was extended in December 2016 and (iii) NIS 200,000 was extended in February 2017 (together, the “Ridge Interim Loans”).

On March 30, 2017, after Ridge already provided NIS 250,000 under the 2017 Loan Agreement out of the NIS 1,000,000 committed by Ridge thereunder, Ridge exercised its right to have the Ridge Interim Loans being treated as a portion of the remaining loan commitment of NIS 1,000,000. As a result, the terms and conditions of the Ridge Interim Loans were modified to those included in the 2017 Loan Agreement.

As of December 31, 2017, all the NIS 3,000,000 (including the above three loans amounting to NIS 750,000 and received from Ridge) has been funded.

In addition, as part of the 2017 Loan Agreement, Wize Israel and the other lenders agreed that (i) the security interests made under the Security Agreements will also serve to secure the loans made by Rimon Gold under the 2017 Loan Agreement, and (ii) Rimon Gold will have the right to be repaid the full 2016 Loan prior to any repayment of the 2017 Loan.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOAN AND FINANCIAL DERIVATIVE LIABILITY FOR THE RIGHT TO FUTURE INVESTMENT (Cont.)

The Company has considered the provisions of ASC 815-15, “Derivatives and Hedging – Embedded Derivatives” (“ASC 815-15”), and determined that the embedded conversion feature of the 2017 Loan cannot be considered as clearly and closely related to the host debt instrument, However, it was determined that the embedded conversion feature should not be separated from the host instrument because the embedded conversion option, if freestanding, does not meet the definition of a derivative in accordance with the provisions of ASC 815-10, since its terms do not require or permit net settlement. Thus, the conversion feature does not meet the characteristic of being readily convertible to cash.

Wize Israel applied ASC 470-20, “Debt - Debt with Conversion and Other Options” which clarifies the accounting for instruments with BCF or contingently adjustable conversion ratios.

Pursuant to ASC 470-20-30, the amount of the BCF with respect to the 2017 Loan was calculated at the commitment date, as the difference between the conversion price (i.e. the entire proceeds received for the 2017 Loan) and the aggregate fair value of the common stock and other securities (which consist of the Investment Option) into which the 2017 Loan is convertible.

As such difference was determined to be greater than the amount of the entire proceeds received for the 2017 Loan, the amount of the discount assigned to the BCF was limited to the amount of the entire proceeds.

Accordingly, the BCF amounting to NIS 3,000,000 (approximately $811 according to the average exchange rate at the commitment date) was recorded as a discount on the 2017 Loan with a corresponding amount credited directly to equity as additional paid-in capital. As a result, upon initial recognition, the amount related to the 2017 Loan was NIS 0. After the initial recognition, the discount on the 2017 Loan is amortized as interest expense over the term of the 2017 Loan.

In connection to the aforesaid 2017 Loan, Wize Israel had direct and incremental debt issuance costs amounting to NIS 90,000 (approximately $26 according to the exchange rate at the 2017 Loan Origination Date). Such costs were deferred and presented as an asset because the amount presented for 2017 loan was NIS 0. In subsequent periods, such expenses are amortized ratably over the term of the 2017 Loan. For the year ended December 31, 2017, Wize Israel recorded finance expense amounting to $26.

For the year ended December 31, 2017, Wize Israel recorded finance expenses amounting $833 ($281 out of which related to Ridge (see also Note 8d)) due to the amortization of the discount that resulted from the BCF and the amortization of the debt issuance costs. In addition, for the year ended December 31, 2017, Wize Israel recorded interest expense amounting to $25 ($9 out of which related to Ridge (see also Note 9d)).

In December 2017, the Company amended the 2017 Loan (see also Note 8d).

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOAN AND FINANCIAL DERIVATIVE LIABILITY FOR THE RIGHT TO FUTURE INVESTMENT (Cont.)

c.	As discussed in Note 1d, the “2017 Loan Agreement” and the “2016 Loan Agreement”, which both were originally convertible to ordinary shares of Wize Israel, became convertible as a result of the Merger into shares of the Company’s common stock which are equal to the number of Wize Israel’s ordinary shares that were subject to a Convertible Loan immediately prior to the Closing Date of the Merger multiplied by the Exchange Ratio at a proportionally adjusted conversion price.

d.	On December 21, 2017, the Company, Wize Israel, Ridge, Rimon Gold and Fisher entered into an amendment (the “Loan Amendment”) to the 2016 Loan Agreement and the 2017 Loan Agreement pursuant to which (i) the Maturity Date of 2016 Loan Agreement and the 2017 Loan Agreement was extended to December 31, 2018; (ii) the Right to Future Investment of the 2016 Loan Agreement and the Investment Option of the 2017 Loan Agreement will expire on June 30, 2019 (instead of 18 months following the conversion of the loans); (iii) the principal amounts, conversion prices, the Right to Future Investment and the applicable exercise price with respect to the 2016 Loan Agreement and the Investment Option and the applicable exercise price with respect to the 2017 Loan Agreement, have been determined and denominated in dollar amount; (iv) the irrevocable guarantee, dated November 16, 2017, signed by the Company in favor of Rimon Gold in respect of the 2016 Loan Agreement and the 2017 Loan Agreement will continue to be valid in accordance with its terms even after the aforementioned Loan Amendment; (v) the Right to Future Investment of the 2017 Loan Agreement which was subject to conversion of the 2017 Loan has been separated from the conversion option and is now considered as a separate instrument (vi) all others terms as defined in the 2017 Loan Agreement are remained.

The below table outlines the terms of the 2017 Loan and 2016 Loan that were amended to be denominated in U.S. dollars instead of NIS:

	2017 Loan		2016 Loan

Aggregate principal amount	$	(*) 822	$531

Conversion price per Company’s share		$1.1112	$0.9768

Aggregate maximum of Right to Future Investment	$	(**) 1,233	$797

Exercise Price of Right to Future Investment		$1.332	$1.308

(*) Principal	loan amount of $274 for each of the 2017 Lenders.

(**) Maximum	of Right to Future Investment of $411 for each of the 2017 Lenders.

The Company applied the provisions of ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”), to determine whether the amendment to the 2016 Loan Agreement and the 2017 Loan Agreement, represents extinguishment or a modification. As it was determined that the modified terms of the financial instruments are substantially different than their original terms, pursuant to ASC 470-50, the Loan Amendment was required to be accounted for as an extinguishment.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS AND FINANCIAL DERIVATIVE LIABILITY FOR THE RIGHT TO FUTURE INVESTMENT (Cont.)

Accordingly, each of the modified financial instruments were initially recorded at fair value. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment.  As a result, an aggregate amount of $2,104 was allocated to the 2016 Loan and an aggregate amount of $2,985 was allocated to the 2017 Loan.

The difference between the Reacquisition Price that was allocated to the Right to Future Investment amounting to $704 which was included in the 2016 Loan and its fair value as of that date amounting to $701 was recorded directly to additional paid in capital (as a deemed dividend in an amount of $3). In addition, the Reacquisition Price that was allocated to the newly detachable right to future investment related to the 2017 Loan was recognized directly to additional paid-in capital. Such financial instruments amounted to $1,115 as of December 21, 2017. The remaining amount of the Reacquisition Price that was allocated to the 2017 Loan and 2016 Loan which included an embedded BCF was firstly attributed to the repurchase of the BCF based on the intrinsic value of the conversion feature at the extinguishment date and the residual amounts, were allocated to the 2017 Loan and 2016 Loan. The difference between such residual amounts and the carrying value of the 2017 Loan and 2016 Loan was recorded as loss on extinguishment amounting to $61 of the 2017 Loan and 2016 Loan.

Following such allocation, the Company has determined based on the effective conversion price, that the conversion of the loans is not beneficial. Thus, no BCF was required to be recognized.

e.	The below table describes the roll forward of 2017 Loan and 2016 Loan:

	December 31,
	2017	2016

Opening balance	$289	$-
Proceeds from issuance of convertible loan, net of issuance cost	811	508
Recognition of derivative liability related to 2016 Loan	-	(110)
Recognition of BCF as a discount of 2017 Loan	(811)	(247)
Amortization of discounts resulting from BCF and derivative liability and debt issuance costs related to 2017 Loan and 2016 Loan	1,122	122
Accrued interest on 2017 Loan and 2016 Loan	47	16
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishment	(1,458)	-
Amount allocated to 2016 and 2017 Loan based on modified terms	3,204	-

	$3,204	$289

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	LOANS FROM CONTROLLING SHAREHOLDER

a.	On November 15, 2016, Wize Israel’s Board of Directors (after receiving the approval of the Audit Committee on November 14, 2016) approved the receipt of a short-term bridge loan (“Loan”) in amount of NIS 250,000 (approximately $65 according to an exchange rate as of November 15, 2016) from Ridge. The Loan was received on November 21, 2016. The Loan was not linked to any index, had no collateral and bears yearly interest at the level of the interest rate of Israel State Bonds (0.1% as of December 31, 2016). The Loan’s repayment date shall be by the end of the first quarter of 2017 but may be extended from time to time at the Shareholder’s discretion.

b.	On December 25, 2016, Wize Israel’s Board of Directors (after receiving the approval of the Audit Committee on November 14, 2016) approved the receipt of an additional short-term bridge loan of NIS 300,000 (approximately $78 according to an exchange rate as of December 25, 2016) from the Shareholder under the same terms to those described above. NIS 200,000 (approximately $52 according to an exchange rate as of December 31, 2016) was received in December 2016 and the remaining amount of NIS 100,000 (approximately $27 according to an exchange rate as of December 31, 2016) was received after December 31, 2016. Accordingly, as of December 31, 2016, the total balance of the short-term bridge loans amounted to NIS 450,000 (approximately $117 according to an exchange rate as of December 31, 2016).

c.	On February 19, 2017, Wize Israel’s Board of Directors (after receiving the approval of the Audit Committee on February 16, 2017), approved the receipt of an additional short-term bridge loan of NIS 200,000 (approximately $55 according to the exchange rate as of February 19, 2017) from Ridge. The loan was not linked to any index, has no collateral and bears yearly interest at the level of the interest rate of Israel State Bonds.

The loan’s repayment date shall be by the end of the first quarter of 2017 and will serve the Company in its current activity. Ridge may extend the loan’s redemption date from time to time at its discretion.

On March 30, 2017, Wize Israel and Ridge agreed to convert the entire balance of the aforesaid bridge loans referenced above amounting to an aggregate amount of NIS 750,000 (approximately $206 according to the exchange rate as of March 31, 2017) as part of the 2017 Loan, the revised terms and conditions of which are described in Note 8b.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	TAXES ON INCOME

a.	Tax rates applicable to the Company:

On December 22, 2017, the Tax Cuts and Jobs Act was enacted and made key changes to US tax law which include (i) establish a flat corporate income tax rate of 21% to replace current rates that range from 15% to 35% and eliminates the corporate alternative minimum tax; (ii) create a territorial tax system rather than a worldwide system, which will generally allow companies to repatriate future foreign source earnings without incurring additional US taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries; (iii) subject certain foreign earnings on which US income tax is currently deferred to a one-time transition tax; (iv) create a “minimum tax” on certain foreign earnings and a new base erosion anti-abuse tax (BEAT) that subjects certain payments made by a US company to a related foreign company to additional taxes; (v) create an incentive for US companies to sell, lease or license goods and services abroad by effectively taxing them at a reduced rate; (vi) reduce the maximum deduction for Net Operating Loss (NOL) carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, allows any NOLs generated in tax years beginning after December 31, 2017 to be carried forward indefinitely and generally repeals carrybacks; (vii) elimination of foreign tax credits or deductions for taxes (including withholding taxes) paid or accrued with respect to any dividend to which the new exemption applies, but foreign tax credits will continue to be allowed to offset tax on foreign income taxed to the US shareholder subject to limitations; (viii) limit the deduction for net interest expense incurred by US corporations, (ix) allow businesses to immediately write off (or expense) the cost of new investments in certain qualified depreciable assets made after September 27, 2017 (but would be phased down starting in 2023); (x) may require certain changes in tax accounting methods for revenue recognition; (xi) repeal the Section 199 domestic production deductions beginning in 2018; (xii) eliminate or reduce certain deductions, exclusions and credits, and adds other provisions that broaden the tax base.

After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has calculated an estimate of the impact of the Tax Act in our year-end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the re-measurement of our net U.S. deferred tax asset, based on the rate at which they are now expected to reverse in the future, considered immaterial, but which was fully and equally offset by a corresponding reduction in the Company’s valuation allowance. The effect of the change in federal corporate tax rate from 34% to 21% is subject to change based on resolution of estimates used in determining the amounts of deferred tax assets and liabilities that were re-measured. The Company will reflect any adjustments to the provisional amounts in the period the accounting is completed and expects to complete this analysis within the one-year measurement period provided by SAB 118.

The change in U.S tax law has no impact on the consolidated financial statements.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	TAXES ON INCOME (Cont.)

b.	Tax rates applicable to Wize Israel and OcuWize:

1.	Taxable income of the Subsidiary is subject to the Israeli Corporate tax rate which was 24%, 25% and 26.5% in 2017, 2016 and 2015 respectively.

2.	On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.

3.	In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), a reduction of the corporate tax rate in 2017 from 25% to 24%, and in 2018 and thereafter from 24% to 23%.

The change in Israeli tax law has no impact on the consolidated financial statements.

c.	Net operating loss carry forward:

As of December 31, 2017, the Company evaluated its net operating loss carryforwards for federal income tax purposes of approximately $3 million which expire in the years 2019 to 2037. The Company is still conducting a Section 382 analysis, which it expects to complete in the second quarter of 2018.

The Company has no operating loss carryforwards for income tax purposes. Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

As of December 31, 2017, the Company’s subsidiaries, Wize Israel and OcuWize have accumulated losses for tax purposes in the amount of approximately $7,337 and $231 respectively, which may be carried forward and offset against taxable income in the future for an indefinite period in Israel.

d.	As of December 31, 2017, Wize Israel’s 2011 tax assessment considered final. OcuWize has not received final tax assessment since its inception.

e.	Loss before taxes on income consists of the following:

	December 31,
	2017	2016

Domestic	$2	$-
Foreign (*)	2,964	1,139

	$2,966	$1,139

(*) Relates to Wize Israel.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	TAXES ON INCOME (Cont.)

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Operating loss carry forward	$1,688	$1,293
Reserves and allowances	8	4
Research and development	8	15

Net deferred tax asset before valuation allowance	1,704	1,312
Valuation allowance	(1,704)	(1,312)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2017 and 2016.

g.	Below is the reconciliation between the “theoretical” income tax expense or benefit, assuming that all the income was taxed at the regular tax rate applicable to companies in Israel and the taxes recorded in the statements of comprehensive loss in the reporting year:

	Year ended December 31,
	2017	2016

Loss before taxes on income, as reported in the statements of comprehensive loss	2,966	1,139

Theoretical tax benefit on this loss	716	285
Expenses not deductible for tax purposes	(51)	(66)
Increase in taxes resulting mainly from taxable losses in the reported year for which no deferred tax assets were recognized	(665)	(219)

Tax benefit	-	-

NOTE 11:-	COMMITMENTS AND CONTINGENCIES

a.	Litigation:

From April 2015 to September 2015, Wize Israel and its directors who were also employees of Wize Israel received a number of letters from Go D.M. Investments Ltd (“Go D.M.”), an Israeli public company, engaged at the time in the field of repositioning of drugs, regarding its claims on various issues.

On January 16, 2017, a settlement was signed between Go D.M. and certain parties related to the abovementioned litigation.

On January 19, 2017, the Settlement was submitted to the Tel Aviv District Court for approval. On the same date, the Court ruled that the Settlement would be given the force of a legal ruling subject to meeting the preconditions as per the Settlement, including the Court’s approval of the arrangement in accordance with Section 350 of the Companies Law, 1999, and by February 21, 2017 the parties will update the Court on compliance with these conditions, and in the event that this takes place, the Settlement will be given the force of a legal ruling.

On March 26, 2017, the parties entered into settlement agreement pursuant to which it was agreed on final, full and absolute waiver of any claims, suits and demands by the parties for legal proceedings and/or by anyone operating on their behalf (including subsidiaries, controlling shareholders and interested parties, executives and officers, directors).

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENCIES (Cont.)

b.	Agreements:

1.	Commencing April 1, 2015, the Company entered into a rental agreement regarding its offices from WTP Israel (Product Waste) Ltd., which is under the control, inter alia, of Messrs. Avner Arazi (“Arazi”) and Amir Bramli (“Bramli”), who are shareholders of the Company (the “Rental Agreement”), on back to back conditions, at the same cost borne by the owner, to amount of $4 per month. In January 2016, the Company discontinued the Rental Agreement described above with no additional costs.

2.	On March 31, 2016, the Company signed an agreement to rent an office from an unrelated third party. The rental period is one year from that date, but it can be discontinued with 30 days’ advance written notice. The rental fees amounted to $1 per month plus participation in office usage expenses. Starting April 2017, the Company rents its offices from another third party for a rental fee of a $ 2 with an option to terminate the lease at any time.

3.	For the Company’s engagement in a License Agreement to market a drug and amendment to such an agreement, see also Note 5 above.

4.	On June 19, 2017 (the “Effective Date”), Wize Israel entered into a finder’s fee agreement with a service provider (through his wholly owned company), who is also a director of the Company (the “Vendor”), pursuant to which the Vendor is entitle to receive a royalty rate of 5% on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by the Vendor and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon 21 days’ notice.

The Vendor introduced Wize Israel and the Company to the Chinese Distributor (see also Note 5). During the period commencing the Effective Date and ended December 31, 2017, the vendor has not earned any royalties, and the Company has no obligation to pay any royalties.

NOTE 12:-	STOCKHOLDERS’ DEFICIT

a.	The common stock confers upon their holders the right to participate and vote in general shareholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.	On December 11, 2017, the Company announced a notice of special meeting of stockholders, according to which, a special meeting of the stockholders was held on February 19, 2018, for the purpose of considering to grant the Company’s Board of Directors the authority, in its sole direction, to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock by a ratio of not less than 1-for-10 and not more than 1-for-200. On February 19, 2018, the stockholders of the Company approved a reverse stock split of the Company’s issued and outstanding common stock by a ratio of not less than one for ten and not more than one for two hundred at any time prior to February 19, 2019, with such ratio to be determined by the Company’s Board of Directors, in its sole discretion. On February 22, 2018, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding common stock by a ratio of 1-for-24 (“Reverse Stock Split”) (see also Note 15g).

For accounting purposes, all share and per share amounts for Common Stock, warrants stock, options stock (including Right for Future Investment and Investment Option) and loss per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split (see also Note 1d) for all periods presented in these consolidated financial statements. Any fractional shares that resulted from the Reverse Stock Split have been rounded up to the nearest whole share.

c.	Equity investment:

On June 23, 2017, Wize Israel entered into a Private Placement Agreement (the “2017 PIPE Agreements”) with each of Eliahu Peretz (“Peretz”), Yaacov Zrachia (“Zrachia”), Simcha Sadan (“Sadan”) and Jonathan Brian Rubini (“Rubini”, and together with Peretz, Zrachia and Sadan, the “2017 PIPE Investors”). Pursuant to the 2017 PIPE Agreements, the 2017 PIPE Investors agreed to invest a total of NIS 3,490,000 (approximately $966) in exchange for a total of 860,987 ordinary shares of Wize Israel (the “2017 PIPE”), at a price per share of NIS 4.05 (approximately $1.15), with Peretz undertaking to invest NIS 490,000 (approximately $139 according to the exchange rate as of June 23, 2017) in exchange for the private placement of 120,884 ordinary shares of Wize Israel (the “Peretz Investment”) and each of Zrachia, Sadan and Rubini (the “Other Investors”) undertaking to invest NIS 1,000,000 (approximately $282 according to the exchange rate as of June 23, 2017) in exchange for the private placement of 246,701 ordinary shares of Wize Israel each (together, the “Other Investments”).

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ DEFICIT (Cont.)

Subject to the Closing Date of the Merger (see also Note 1d), Wize Israel also undertook to cause the Company to grant warrants to each of the 2017 PIPE Investors Warrants, with each Warrant being exercisable into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with a term of three years from the date of grant. According to the 2017 PIPE Agreements, the number of Warrants and the exercise price thereof will reflect, prior to giving effect to an adjustment based on the Exchange Ratio, (i) 30,625 warrants to Peretz and (ii) 62,500 warrants to each of the Other Investors, each warrant exercisable into one ordinary share of Wize Israel, at an exercise price of NIS 28.8 per share (approximately $8.4 according to the exchange rate as of December 31, 2017). According to the Exchange Ratio, Peretz was granted 126,928 Warrants exercisable into Common Stock and each of the Other Investors was granted 259,036 Warrants exercisable into Common Stock.

Sadan’s commitment to provide his portion of the Other Financing was conditioned upon Wize Israel not raising more than NIS 3,500,000 (approximately $988 according to the exchange rate as of June 23, 2017) and not less than NIS 2,000,000 (approximately $565 according to the exchange rate as of June 23, 2017) in the 2017 PIPE, including the amount to be invested by Sadan.

On June 22, 2017, Ridge provided notice to Wize Israel that it has waived its right to adjust the 2017 Loan Conversion Price in connection with the Peretz Investment. In July 2017, Wize Israel completed the Peretz Investment and Other Investments. However, Ridge did not waive its right to adjust the 2017 Loan Conversion Price in connection with the Other Investments.

As a result of the Peretz Investment and Other Investments, the current 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted from NIS 24.00 (approximately $6.72 according to the exchange rate as of June 23, 2017) to NIS 16.8 (approximately $4.8 according to the exchange rate as of June 23, 2017) and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15). As a result of the 2017 Loan Amendment, the aggregate principal amount of the 2017 Loan is $822,144 and the 2017 Loan Conversion Price was adjusted to $1.1112.

During the period ended December 31, 2017, the investment amount of NIS 3,490,000 (approximately $1 million according to the exchange rate as of December 31, 2017) from Peretz Investment and Other Investments has been received and the Company issued a total of 860,987 ordinary shares and the warrants described above.

d.	See Notes 8a and 8b regarding the Rights to Future Investment in the Company.

e.	Treasury shares:

Wize Israel had a negligible number and rate of shares from the issued capital originating from purchases prior to its Creditors’ Arrangement in 2015, the historic accumulated cost of which amounted to $747.

All shares of Wize Israel held immediately prior to the Closing Date of the Merger by Wize Israel as treasury stock or otherwise, if any, and by the Company or any direct or indirect wholly owned subsidiary of the Company, were cancelled and no payment will be made with respect to those shares. Each issued and outstanding share of Merger Sub’s ordinary shares converted into one ordinary share of the post-merger Wize Israel, which will represent the only outstanding shares of capital stock of the post-merger Wize Israel from and after the Closing Date of the Merger.

f.	Stock based-compensation:

In 2012, the Company’s Board of Directors approved the adoption of the 2012 Stock Incentive Plan (the “2012 Plan”). An Israeli annex was subsequently adopted in 2013 to comply with the requirements set by the Israeli law in general and in particular with the provisions of section 102 of the Israeli tax ordinance. Under the 2012 Plan and Israeli annex, the Company may grant its officers, directors, employees and consultants, stock options, restricted stocks and Restricted Stock Units (“RSUs”) of the Company. Each Stock option granted shall be exercisable at such times and terms and conditions as the Company’s Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years. Upon the adoption of the 2012 Plan, the Company reserved for issuance 45,370 shares of Common Stock. As of December 31, 2017, the Company has 40,474 shares of Common Stock available for future grant under the 2012 Plan. As noted in Note 15e, the Company’s Board of Directors approved the adoption of the 2018 Stock Incentive Plan.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ DEFICIT (Cont.)

As of August 20, 2015, Wize Israel’s Board of Directors authorized through its 2015 Incentive Option Plan (the “2015 Plan”), the grant of options to officers, directors, advisors, management and other key employees. Wize Israel reserved for grants of options up to 2,000,000 of its Ordinary Shares. The exercise price and the vesting schedule of the options granted will be subject to Wize Israel’s Board of Directors discretion and expire 2 years after the ending of the vesting schedule on each batch. As noted in Note 1d, upon the Closing Date of the Merger, all the outstanding options under 2015 Plan have been cancelled.

Transactions related to the grant of options to employees and directors under the 2012 Plan during the year ended December 31, 2017, were as follows:

	Year ended December 31, 2017
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of year	4,896	$0.33	3.86
Granted	-	-

Options outstanding and exercisable at end of year	4,896	$0.33	4.86

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ DEFICIT (Cont.)

Transactions related to the grant of options to employees and directors under the 2015 Plan during the year ended December 31, 2017, were as follows:

	Year ended December 31, 2017
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of year	109,659	$3.7	2.16
Exercised (*)	(31,439)	0.82
Expired (see Note 12f)	(78,220)	-

Options outstanding and exercisable at end of year	-	$-	-

(*)	On October 26, 2017 (prior to the merger transaction as described in Note 1d), the chairman of the Board of Directors of Wize Israel (“Chairman”) exercised 25,904 stock options into 25,904 ordinary shares of Wize Israel at an exercise price per share of NIS 2.89 (approximately $0.82) for a total amount of $21. On November 8, 2017, the Chairman exercised additional 5,535 stock options into 5,535 ordinary shares of Wize Israel on a cashless exercise basis.

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Common Stock on the last day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount is impacted by the changes in the fair value of the Company’s shares.

The stock-based compensation expense amounting to $33 and $65 during the years ended December 31, 2017 and 2016 was recognized as part of general and administrative expenses in the consolidated statements of comprehensive loss.

On February 22, 2018, the Company’s Board of Directors approved the adoption of the 2018 Stock Incentive Plan, including an Israeli annex, in order to grant to its employees, directors, consultants and/or contractors’ stock options, shares of Common Stock, restricted stock and restricted stock units of the Company (see also Note 15e).

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative expenses:

	Year ended December 31,
	2017	2016

Overseas travel	$72	$16
Rent and office maintenance	53	27
Payroll and benefits	300	343
Professional services and consultation	472	303
Taxes and tolls	46	31
Director salary and insurance	63	63
Others	25	11

	$1,031	$794

b.	Financial expenses, net:

	Year ended December 31,
	2017	2016

Financial income:
Change in the fair value of derivative liability for Right to Future Investment	$-	$76

Total finance income	-	76

Financial expenses:
Accrued interest on 2016 Loan	47	16
Amortization of BCF, proceeds allocated to the derivative liability and debt issuance costs for 2016 Loan	1,122	122
Amortization of discount and exchange rate differences on license purchase obligation	3	38
Bank commissions and exchange rates	(1)	5
Change in the fair value of derivative liability for right to future investment	253	-
Loss from extinguishment of convertible loans	61	-

Total financial expenses	1,485	181

Total financial expenses, net	$1,485	$105

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 14:-	RELATED PARTIES BALANCES AND TRANSACTIONS

a.	Balances with interested and related parties:

	December 31,
	2017	2016

Other accounts payable (1)	$10	$13

Loans from controlling stockholder (2)	$-	$117

Convertible Loans (2)	$965	$-

b.	Transactions with interested and related parties:

	Year ended December 31,
	2017	2016
Amounts charged to:

General and administrative expenses (1)	$87	$78

Finance expenses (2)	$290	$-

(1)	On September 30, 2015, the shareholders meeting approved the Employment Agreement (“Agreement”) of a relative to a controlling shareholder (“Relative”), as strategic consultant to the Company through a company under the Relative’s control, effective as of April 29, 2015, and for a period of three years from the date of such approval. The services will include strategic consulting in the field of business development in Israel and abroad, raising funds and others.

The consulting fees in accordance with the Agreement, shall be 25,000 NIS per month (approximately $7 according to the average exchange rate during the years ended December 31, 2017 and 2016) which may be updated by up to 30%, subject to the opinion of the Company’s Compensation Committee and the Company’s compliance with the goals set in the Agreement of the Relative.

(2)	See also Note 8b and Note 9.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 15:-	SUBSEQUENT EVENTS

a.	On January 8, 2018, Wize Israel entered into a Memorandum of Understanding (“MOU”) with Resdevco in connection with the License Agreement (see also Note 5), pursuant to which, Resdevco granted to Wize Israel and its permitted assignees an exclusive royalty bearing license to sell and distribute worldwide (excluding the Licensed Territories, Switzerland, Germany and Netherlands, the “Additional Territories”), under the LO2A licensed technology, products in the field of ophthalmic disorders, under the terms and conditions set forth in the MOU, including the following: (i) the license for each Additional Territory shall be conditional on signing a specific license agreement for each Additional Territory that shall include the basic terms and conditions set forth in the MOU, including reaching minimum sales targets in such Additional Territory pursuant to a formula set forth in the MOU; (ii) for each Additional Territory, both Wize Israel and the local distributor shall be responsible to pay Resdevco a minimum per product fee in accordance with a formula set forth in the MOU and the agreement with the distributor shall be subject to Resdevco’s prior approval (which shall not be unreasonably withheld); (iii) if Resdevco introduces Wize Israel to a distributor in any Additional Territory, Wize Israel will enter good faith negotiations with such distributor and, if Wize Israel does not reach an agreement with such distributor, Resdevco may enter into a distribution agreement with such distributor, in which case, Wize Israel will provide the services it typically provides to its other distributors in consideration for a portion of the royalties payable to Resdevco; and (iv) the license granted under the MOU is for an initial term of 5 years and, thereafter, automatically renews for additional terms of 5 years each, subject to full compliance with the terms set forth in the MOU and as long as the License Agreement is in effect. The MOU also provides that it shall be in effect until a definitive agreement reflecting the terms of the MOU is executed, which the parties committed to exercise their best efforts to do within three months.

b.	On January 21, 2018, Resdevco provided a notice to Wize Israel and the Subsidiary agreeing to postpone Wize Israel’s minimum royalty payment obligation of $150 with respect to the United States pursuant to the License Agreement (the “2018 Payment”) from January 1, 2018 to July 29, 2018, provided that Resdevco would be entitled to offset any amounts owed by Resdevco to Wize Israel against the 2018 Payment.

WIZE PHARMA INC. (FORMERLY: OPHTHALIX INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 15:-	SUBSEQUENT EVENTS (Cont.)

c.	On February 6, 2018, the Company filed a Registration Statement on Form S-1 for the purpose of registering (i) 2,218,794 shares Common Stock; (ii) 1,396,428 shares of Common Stock which are issuable upon conversion of 2016 Loan and 2017 Loan; (iii) 1,534,626 shares of Common Stock which are issuable upon the exercise of certain investment rights granted by us to such selling stockholders and (iv) 904,036 shares of Common Stock which are issuable upon exercise of warrants issued by us to these selling stockholders.

d.	On February 22, 2018, the Company’s Board of Directors approved the adoption of the 2018 Stock Incentive Plan (the “2018 Plan”), including an Israeli annex to comply with Israeli law, in particular the provisions of section 102 of the Israeli Income Tax Ordinance. Under the 2018 Plan, the Company may grant its employees, directors, consultants and/or contractors’ stock options, shares of Common Stock, restricted stock and restricted stock units of the Company. The Board of Directors is currently serving as the administrator of the 2018 Plan, although the 2018 Plan allows for the administrator to be a committee of the Board of Directors appointed by the Board of Directors for the purpose of the administration of the 2018 Plan. Each stock option granted is exercisable, unless otherwise determined by the administrator, in twelve equal installments over the three - year period from the date of grant. Unless otherwise determined by the administrator, the term of each award will be seven years. The exercise price per share subject to each option will be determined by the administrator, subject to applicable laws and to guidelines adopted by the Board of Directors from time to time. In the event the exercise price is not determined by the administrator, the exercise price of an option will be equal to the closing stock price of the Common Stock on the last trading day prior to the date of grant. Upon the adoption of the 2018 Plan, the Company’s Board of Directors reserved for issuance 435,052 shares of Common Stock.

e.	On February 28, 2018, the Company received notices from existing stockholders and lenders to exercise investment rights and warrants to purchase an aggregate of 575,134 shares of Common Stock. As of March 26, 2018, the Company received the aggregate exercise price of approximately $0.9 million and issued the underlying shares of Common Stock.

f.	On March 1, 2018, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate the Reverse Stock Split (see also Note 12b).

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)       Exhibits

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of May 21, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 31, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017)

2.3	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)

2.4	Agreement and Plan of Merger, dated February 24, 2012 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

2.5	Delaware Certificate of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

2.6	Nevada Articles of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2	Form of PIPE Warrant (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

10.1	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)

10.2+	2012 Stock Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012)

10.3+	2012 Stock Incentive Plan, Annex A (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013)

10.4	Agreement dated July 1, 2013, with Michael Belkin (Incorporated by reference to Company’s Registration Statement on Form S-1 filed July 2, 2013)

10.5	Form of Stock Purchase Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.6	Form of Termination of License Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.7	Form of Termination of Services Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.8	Exclusive Distribution and Licensing Agreement dated May 1, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (formerly Star Night Technologies Ltd.) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.9	Amendment to Licensing Agreement dated November 22, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.10	Amendment No. 2 to Licensing Agreement dated March 20, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.11	Amendment No. 1 to Licensing Agreement – Israeli Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.12	Amendment No. 2 to Licensing Agreement – Ukraine Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.13	Addition to Amendment to Licensing Agreement dated January 6, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.14	Second Addition to Amendment to Licensing Agreement dated March 30, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.15	Correction to Licensing Agreement dated June 16, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.16	Appendix F to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.17	Appendix G to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.18	Assumption Agreement dated August 30, 2016 between Resdevco Ltd. and OcuWize Ltd (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.19	Convertible Loan Agreement dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.20	Addendum to Convertible Loan Agreement dated March 30, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.21	Second Convertible Loan Agreement dated January 12, 2017 between Wize Pharma Ltd. Ridge Valley Corporation and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.22	Debenture Floating Charge dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.23	Debenture - Fixed Charge dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.24	Debenture Floating Charge dated October 26, 2016 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.25	Debenture – Fixed Charge dated October 26, 2016 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.26	Amendment to Debenture – Floating Charge dated March 28, 2017 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.27	Amendment to Debenture – Fixed Charge dated March 28, 2017 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.28	Amendment to Debenture – Floating Charge dated March 28, 2017 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.29	Amendment to Debenture – Fixed Charge dated March 28, 2017 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.30	Form of Irrevocable Guaranty and Undertaking (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.31	Private Placement Agreement dated May 25, 2017 between Wize Pharma Ltd. and Jonathan Brian Rubini (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.32	Addendum to Private Placement Agreement dated June 15, 2017 between Wize Pharma Ltd. and Jonathan Brian Rubini (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.33	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Simcha Sadan (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.34	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Yaakov Zarachia (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.35	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Peretz Yosef Eliahu (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.36+	Employment Agreement dated September 30, 2015 between Wize Pharma Ltd. and Or Eisenberg (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.37+	Agreement for Provision of Services Agreement dated September 30, 2015 between Wize Pharma Ltd. and N Danenberg Holdings (2000) Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.38+	Agreement for Provision of Services Agreement dated September 30, 2015 between Wize Pharma Ltd. and Ron Mayron (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.39	Finder’s Agreement dated June 19, 2017 between Wize Pharma Ltd. and Harbin Israel (Trading) Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.40	Letter dated September 6, 2017 from Resdevco Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.41	Agreement dated September 25, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.42	Letter Amendment to Convertible Loans, dated as of December 21, 2017, by and between Wize Pharma, Inc., Wize Pharma Ltd., Ridge Valley Corporation, Rimon Gold Assets Ltd. and Shimshon Fisher. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2017)

10.43#*	Third Amendment to Exclusive Distribution and Licensing Agreement by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated December 26, 2017

10.44#*	Memorandum of Understanding by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated January 8, 2018

10.45+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

21.1	Subsidiaries of the Company (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

101#	The following materials from Wize, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders' Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

#	Filed herewith

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

*	Confidential treatment was requested with respect to certain portions of this exhibit pursuant to 17.C.F.R. §240.24b-2. Omitted portions were filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wize Pharma, Inc.

Date: March 29, 2018	By:	/s/ Or Eisenberg
Or Eisenberg Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Or Eisenberg
Or Eisenberg	Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)	March 29, 2018

/s/ Ron Mayron
Ron Mayron	Chairman of the Board	March 29, 2018

/s/ Yossi Keret
Yossi Keret	Director	March 29, 2018

/s/ Franck Amouyal
Franck Amouyal	Director	March 29, 2018

/s/ Joseph Zarzewsky
Joseph Zarzewsky	Director	March 29, 2018

/s/ Michael Belkin
Michael Belkin	Director	March 29, 2018

