Form 10-Q
period 2018-03-31
Wize Pharma, Inc.
filed 2018-05-15
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 000-52545

WIZE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Hanagar Street, Hod Hasharon, Israel	4527708
(Address of principal executive offices)	(Zip Code)

+(972) (72) 260-0536

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, on May 15, 2018 was 5,069,095.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc. (formerly known as OphthaliX, Inc.), a Delaware corporation, and its wholly-owned Israeli subsidiary, Wize Pharma Ltd. (“Wize Israel”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.622 to one U.S. dollar, the exchange rate reported by the Bank of Israel for May 7, 2018.

On March 5, 2018, we effected a reverse stock split of our common stock, $0.001 par value (the “Common Stock”) at a ratio of one for twenty-four (1:24) (the “Reverse Stock Split”). Unless otherwise indicated, all share and per share amounts included in this Quarterly Report have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Comprehensive Loss	4

Consolidated Statements of Changes in Stockholders’ Deficit	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Unaudited Interim Consolidated Financial Statements	7 - 17

- - - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of March 31,	As of December 31,
	2018	2017
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$591	$215
Restricted bank deposit	11	12
Marketable equity securities	305	323
Other current assets	84	40

Total current assets	991	590

NON-CURRENT ASSETS:

Property and equipment, net	5	5

TOTAL ASSETS	$996	$595

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Q1 2018 Financial Statements”).

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	As of March 31,	As of December 31,
	2018	2017
	Unaudited

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade payables	$35	$43
Other accounts payable	282	196
Current portion of license purchase obligation	250	250
Convertible loans, net	2,771	3,204

Total current liabilities	3,338	3,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

Preferred Stock, with $0.001 par value per share -
Authorized: 1,000,000 shares at March 31, 2018 and December 31, 2017; Issued and outstanding: 0 at March 31, 2018 and December 31, 2017	-	-
Common Stock, with $0.001 par value per share -
500,000,000 shares authorized at March 31, 2018 and December 31, 2017; 4,925,742 and 4,350,608 shares issued and outstanding at March 31, 2018 and December 31, 2017	5	4
Additional paid- in capital	24,257	23,397
Accumulated other comprehensive loss	(47)	(47)
Accumulated deficit	(26,557)	(26,452)

Total Stockholders’ Deficit	(2,342)	(3,098)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$996	$595

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2018	2017
	Unaudited

Operating expenses:
Research and development expenses	$(210)	$(81)
General and administrative expenses	(326)	(317)

Operating loss	(536)	(398)

Financial income (expense), net	431	(276)

Net loss	$(105)	$(674)

Other comprehensive loss:
Foreign currency translation adjustments	-	(49)

Other comprehensive loss	-	(49)

Comprehensive loss	$(105)	$(723)

Basic and diluted net loss per share	$(0.02)	$(0.22)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	4,382,919	3,022,906

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	shares	income (loss)	deficit	deficit

Balance as of January 1, 2017	3,023,043	$3	$23,391	$(747)	$5	$(23,483)	$(831)

Beneficial conversion feature in respect to convertible loan	-	-	811	-	-	-	811
Classification of derivative liability for right to future investment into equity	-	-	280	-	-	-	280
Issuance of units consisting of common stock and detachable warrants, net of issuance costs	860,987	1	965	-	-	-	966
Exercise of options into common stock	31,439	*) -	21	-	-	-	21
Cancellation of treasury shares with respect to reverse recapitalization	-	-	(747)	747	-	-	-
Shares issued with respect to reverse recapitalization	435,139	*) -	298	-	-	-	298
Amount that was allocated to the repurchase of beneficial conversion feature in convertible loans	-	-	(2,800)	-	-	-	(2,800)
Amount that was allocated to the right for future investment - loan 2016	-	-	44	-	-	-	44
Amount that was allocated to the right for future investment - loan 2017	-	-	1,115	-	-	-	1,115
Deemed dividend with respect to the repurchase of right for future investment	-	-	-	-	-	(3)	(3)
Stock-based compensation	-	-	19	-	-	-	19
Foreign currency translation adjustment	-	-	-	-	(78)	-	(78)
Changes in unrealized gains on marketable equity securities	-	-	-	-	26		26
Net loss for the year	-	-	-	-	-	(2,966)	(2,966)

Balance as of December 31, 2017	4,350,608	4	23,397	-	(47)	(26,452)	(3,098)

Issuance of shares with respect to exercise of PIPE warrants and right for future investment (see note 6d)	575,134	1	860	-	-	-	861
Net loss for the interim period	-	-	-	-	-	(105)	(105)

Balance as of March 31, 2018 (unaudited)	4,925,742	$5	$24,257	$-	$(47)	$(26,557)	$(2,342)

*)       Representing amount less than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
	Unaudited

Cash flows from operating activities

Net loss	$(105)	$(674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	*)-	*)-
Stock-based compensation	—	16
Restricted bank deposit	1	—
Marketable equity securities	(1)	—
Amortization of discounts resulting from beneficial conversion feature and derivative liability and debt issuance costs related to convertible loans	—	36
Accrued interest on convertible loans	13	3
Amortization of premium related to convertible loans	(446)	—
Change in the fair value of derivative liability for Right to Future Investment	—	246
Change in the fair value of license purchase obligation	—	(9)
Change in:
Other current assets	(44)	(19)
Trade payables	(8)	13
Other accounts payable	86	97

Net cash used in operating activities	(504)	(291)

Cash flows from investing activities

Proceeds from sale of marketable equity securities	19	—
Purchase of property and equipment	—	(1)

Net cash provided by (used in) investing activities	19	(1)

Cash flows from financing activities

Proceeds from loans from controlling shareholder	—	80
Proceeds from issuance of convertible loan, net of issuance costs	—	201
Proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment	861	—

Net cash provided by financing activities	861	281

Foreign currency translation adjustments on cash and cash equivalents	—	1

Increase (decrease) in cash and cash equivalents	376	(10)
Cash and cash equivalents at the beginning of the period	215	28

Cash and cash equivalents at the end of the period	$591	$18

*)       Representing amount less than $1

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

Supplemental disclosure of non-cash financing activities:

Reclassification of derivative liability for Right to Future Investment into equity	$-	$280

Conversion of bridge loans from controlling shareholder to convertible loans	$-	$206

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	Wize Pharma, Inc. (Formerly: Ophthalix Inc.) (the “Company” or “Wize”) was incorporated in the State of Delaware.

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

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “LO2A License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A”) in the United States, Israel, Ukraine and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren's syndrome (“Sjögren’s”). Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in the United States, Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement.

Following the Merger (as defined below) transaction as described in Note 1d, the business of Wize Israel became the ongoing business of the Company and the Company is defined as a “smaller reporting company”, according to Item 10(f)(1) of Regulation S-K, as promulgated by the United States Securities and Exchange Commission (the “SEC”).

Commencing August 30, 2016, Wize Israel manages most of its activity through OcuWize Ltd., a wholly-owned Israeli Subsidiary which manages and develops most of the Company’s activity under the LO2A License Agreement.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of March 31, 2018, the Company has an accumulated deficit of $26,557 and a stockholders' deficit of $2,342.

In addition, in period and year ended March 31, 2018 and December 31, 2017, the Company reported losses and negative cash flows from operating activities.  Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying Q1 2018 Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

c.	Risk factors:

As of March 31, 2018, the Company had an accumulated deficit of $26,557. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities.

The Company expects to continue to incur losses for the foreseeable future, and these losses will likely increase as it:

●	initiates and manages pre-clinical development and clinical trials for LO2A;

●	seeks regulatory approvals for LO2A;

●	implements internal systems and infrastructures;

●	seeks to license additional technologies to develop;

●	pays royalties related to the LO2A License Agreement;

●	hires management and other personnel; and

●	moves towards commercialization.

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

Upon the Closing Date, each issued and outstanding ordinary share of Wize Israel was automatically converted into  4.1445791236989 shares (the “Exchange Ratio”) (such number not being converted as per the Reverse Stock Split described in Note 6b) of the Company's common stock, par value $0.001 per share (the “Common Stock”). As a result, an aggregate of 3,915,469 shares, or 90% of the issued and outstanding Common Stock were issued to Wize Israel’s shareholders. The pre-Merger stockholders of the Company retained an aggregate of 435,052 shares, or 10% of the issued and outstanding Common Stock.

Wize Israel's ordinary shares were delisted from the TASE and there is no longer a public trading market for Wize Israel's ordinary shares in Israel.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

The Merger between the Company and Wize Israel became effective on November 16, 2017, and following such Merger, Wize Israel activities are the sole activities of the Company. The Common Stock is currently quoted on the OTCQB under the symbol “WIZP.”

The Merger was accounted for as a reverse recapitalization which is outside the scope ASC 805, “Business Combinations” (“ASC 805”), as the Company, the legal acquirer, is considered a non-operating public shell, and is therefore not a business as defined in ASC 805. Under reverse capitalization accounting, Wize Israel is considered the acquirer for accounting and financial reporting purposes. The Merger was accounted for in a manner that is substantially the same as a reverse acquisition under ASC 805, except that any excess fair value of the consideration transferred over the net fair value of the monetary assets of the Company was recognized as a reduction of equity.

The Q1 2018 Financial Statements reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. The interim consolidated financial statements include the accounts of the Company since the Closing Date and the accounts of Wize Israel since its inception. See Note 3 for discussion of the basis of presentation for the Q1 2018 Financial Statements.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The Q1 2018 Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

a.	Use of estimates in preparation of the Q1 2018 Financial Statements:

The preparation of the Q1 2018 Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the Q1 2018 Financial Statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Q1 2018 Financial Statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017 are applied consistently in these Q1 2018 Financial Statements.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Q1 2018 Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and as discussed in Note 1d, include the accounts of Wize Israel since its inception, and the accounts of the Company since the Closing Date. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other interim period. The accompanying Q1 2018 Financial Statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 29, 2018 (the “2017 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2017, and the consolidated statement of changes in stockholders' deficit for the year then ended have been derived from those audited financial statements.

NOTE 4:-	CONTINGENT LIABILITIES AND COMMITMENTS

1.

On March 28, 2018, the Company signed an agreement to rent an office from an unrelated third party. The rental period is two years from April 1, 2018, with an option for additional one year. The rental fees and other related costs amounted to $2 per month.

2.

The Company has additional commitments, as described in note 11b to the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2017, included in the 2017 Form 10-K.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	CONVERTIBLE LOANS

On March 20, 2016, Wize Israel entered into an agreement (as amended on March 30, 2016, the “2016 Loan Agreement”) pursuant to which Rimon Gold Assets Ltd. (“Rimon Gold”) extended a loan in the principal amount of up to NIS 2 million (approximately $531 according to the exchange rate on March 20, 2016), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), the 2016 Loan has a maturity date of December 31, 2018.

Under the 2016 Loan Agreement, Rimon Gold had the right, at its sole discretion, to convert any outstanding portion of the 2016 Loan, but not less than NIS 100,000 (approximately $26 according to the exchange rate on March 20, 2016), into Wize Israel ordinary shares at a conversion price per share of NIS 15.2592 (approximately $3.84), subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement. As a result of the Merger and based on the Exchange Ratio, the conversion price per share for the 2016 Loan was adjusted to NIS 3.6 (approximately $0.96). As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2016 Loan is $531 and the conversion price per share for the 2016 Loan was adjusted to $0.9768.

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), Rimon Gold has the right (the “2016 Investment Right”), until June 30, 2019, to invest up to $797, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment (as defined below), from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events).

On January 15, 2017, Wize Israel entered into the loan agreement (the “2017 Loan Agreement”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher,” and together with Ridge and Rimon Gold, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274 according to the exchange rate on January 15, 2017) and in the aggregate principal amount of up to NIS 3 million (approximately $822 according to the exchange rate on January 15, 2017), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment (as defined below), the 2017 Loan has a maturity date of December 31, 2018.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28 according to the exchange rate on January 15, 2017), that the lender provided to Wize Israel (each such portion converted, the into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE, the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15). As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2017 Loan is $822 and the 2017 Loan Conversion Price was adjusted to $1.1112. See “-December 2017 Loan Amendment” below.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	CONVERTIBLE LOANS (Cont.)

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment (as defined below), the 2017 Lenders have the right (the “2017 Investment Right”), until June 30, 2019, to invest up to $1,233, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted in December 2017, based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events).

On December 21, 2017, the Company entered into an amendment (the “2017 Loan Amendment”) to the 2016 Loan Agreement and the 2017 Loan Agreement. Pursuant to the 2017 Loan Amendment, (i) the maturity date of the Loans was extended from December 31, 2017 to December 31, 2018; (ii) the exercise period of the 2016 Investment Right was amended so that it shall expire on June 30, 2019; (iii) the exercise period of the 2017 Investment Right was amended so that it shall expire, without the need to first convert the 2017 Loan, on June 30, 2019; and (iv) the below terms of the Loans were amended to be denominated in U.S. dollars instead of NIS:

	2017 Loan		2016 Loan

Aggregate principal amount	$	(*) 822	$531

Conversion price per Company’s share		$1.1112	$0.9768

Aggregate maximum of Right to Future Investment	$	(**) 1,233	$797

Exercise Price of Right to Future Investment		$1.332	$1.308

(*)	Principal loan amount of $274 for each of the three 2017 Lenders.

(**)	Maximum of Right to Future Investment of $411 for each of the three 2017 Lenders.

The below table describes the roll forward of 2017 Loan and 2016 Loan for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31,	December 31,
	2018	2017

Opening balance	$3,204	$289
Proceeds from issuance of convertible loan, net of issuance cost	-	811
Recognition of derivative liability related to 2016 Loan	-	-
Recognition of BCF as a discount of 2017 Loan	-	(811)
Amortization of premium related to convertible loans (*)	(446)	-
Amortization of discounts resulting from BCF and derivative liability and debt issuance costs related to 2017 Loan and 2016 Loan	-	1,122
Accrued interest on 2017 Loan and 2016 Loan	13	47
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishment	-	(1,458)
Amount allocated to 2016 and 2017 Loan based on modified terms	-	3,204

	$2,771	$3,204

(*)	The amortization of premium represents the periodic amortization of the balance of the amount that was allocated to the 2016 and 2017 loans upon the 2017 loan amendment into the respective principal amount of such loans.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT

a.	The Common Stock confers upon their holders the right to participate and vote in general stockholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.	On December 11, 2017, the Company announced a notice of special meeting of stockholders, according to which, a special meeting of the stockholders was held on February 19, 2018, for the purpose of considering to grant the Company’s Board of Directors the authority, in its sole direction, to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-200.

c.	On February 19, 2018, the stockholders of the Company approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than one for ten and not more than one for two hundred at any time prior to February 19, 2019, with such ratio to be determined by the Company’s Board of Directors, in its sole discretion. On February 22, 2018, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of 1-for-24 (“Reverse Stock Split”).

For accounting purposes, all share and per share amounts for Common Stock, including Common Stock issuable upon the exercise of the Company’s PIPE Warrants (as defined below), stock options, Loans and Investment Rights (as defined below) and loss per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split (see also Note 1d) for all periods presented in these Q1 2018 Financial Statements. Any fractional shares that resulted from the Reverse Stock Split have been rounded up to the nearest whole share.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

d.	In February, 2018, the Company received notices from existing stockholders and lenders to exercise a portion of the Investment Rights and warrants issued in a private placement of Wize Israel that was completed in July and August 2017 (the “PIPE Warrants”) to purchase an aggregate of 788,658 shares of Common Stock (see also note 8d). As of March 26, 2018, the Company received the aggregate exercise price of approximately $861 and issued 575,134 shares of Common Stock as follows:

1.	144,168 PIPE Warrants were exercised into 144,168 shares of common stock by certain stockholder. The aggregate exercise price amounted to approximately $0.3 million. As of March 31, 2018, 759,869 PIPE warrants remain outstanding.

2.	Certain holders of the 2016 Investment Right and 2017 Investment Right exercised approximately $0.6 million of their right and invested $0.6 million for 217,442 and 213,524 respectively, shares of common stock ($1.308 and $1.332 per share, respectively). As of March 31, 2018, the remaining 2016 Investment Right and 2017 Investment Rights amount to approximately $1.4 million. See also note 8d

e.	Stock-based compensation:

In 2012, the Company’s Board of Directors approved the adoption of the 2012 Stock Incentive Plan (the “2012 Plan”).

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

An Israeli annex was subsequently adopted in 2013 to comply with the requirements set by the Israeli law in general and in particular with the provisions of section 102 of the Israeli tax ordinance. Under the 2012 Plan and Israeli annex, the Company may grant its officers, directors, employees and consultants, stock options, restricted stocks and Restricted Stock Units (“RSUs”) of the Company. Each Stock option granted shall be exercisable at such times and terms and conditions as the Company’s Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years. Upon the adoption of the 2012 Plan, the Company reserved for issuance 45,370 shares of Common Stock, $0.001 par value each.

As of March 31, 2018, the Company has 40,474 shares of Common Stock available for future grant under the 2012 Plan. As of March 31, 2018, under the 2012 Plan, the Company had options exercisable into 4,896 shares of Common Stock outstanding and exercisable.

On February 22, 2018, the Company’s Board of Directors approved the adoption of the 2018 Stock Incentive Plan (the “2018 Plan”), including an Israeli annex to comply with Israeli law, in particular the provisions of section 102 of the Israeli Income Tax Ordinance.

Under the 2018 Plan, the Company may grant its employees, directors, consultants and/or contractors' stock options, shares of Common Stock, restricted stock and restricted stock units of the Company. The Compensation Committee of the Board of Directors is currently serving as the administrator of the 2018 Plan. Each stock option granted is exercisable, unless otherwise determined by the administrator, in twelve equal installments over the three - year period from the date of grant. Unless otherwise determined by the administrator, the term of each award will be seven years. The exercise price per share subject to each option will be determined by the administrator, subject to applicable laws and to guidelines adopted by the Board of Directors from time to time. In the event the exercise price is not determined by the administrator, the exercise price of an option will be equal to the closing stock price of the Common Stock on the last trading day prior to the date of grant. Upon the adoption of the 2018 Plan, the Company's Board of Directors reserved for issuance 435,052 shares of Common Stock. Through March 31, 2018, no awards have been granted under the 2018 Plan.

f.

On February 6, 2018, the Company filed a Registration Statement on Form S-1 (the “S-1 Registration Statement”) for the purpose of registering the resale of (i) 2,218,794 shares of Common Stock; (ii) 1,396,428 shares of Common Stock which are issuable upon conversion of the Loans; (iii) 1,534,626 shares of Common Stock which are issuable upon the exercise of the Investment Rights and (iv) 904,036 shares of Common Stock which are issuable upon the exercise of PIPE Warrants. See also note 8c.

g.	On March 1, 2018, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate the Reverse Stock Split (see also Note 6b).

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	FINANCIAL EXPENSES (INCOME), NET

Composition:

	Three months ended March 31,
	2018	2017

Financial income:
Change in the fair value of license purchase obligation	$-	$9
Amortization of premium related to convertible loans	446	-

Total finance income	446	9

Financial expenses:
Accrued interest on convertible loans	(13)	(3)
Amortization of discounts resulting from beneficial conversion feature and derivative liability and debt issuance costs related to convertible loans	-	(36)
Change in the fair value of derivative liability for Right to Future Investment	-	(246)
Bank commissions exchange rate differences	(2)	*) -

Total financial expenses	(15)	(285)

Total financial income (expense), net	$431	$(276)

*)	Representing amount less than $1

NOTE 8:-	SUBSEQUENT EVENTS

a.	In April 2018, the Company issued 12,153 shares of Common Stock to two of its service providers in exchange for their services provided in 2018.

b.	On April 4, 2018, the Company granted to its officers, directors and a consultant, 131,200 fully vested RSUs and options exercisable into 229,500 shares of Common Stock, in the aggregate. The options will vest quarterly over a period of 36 months commencing on July 4, 2018.

c.	On May 10, 2018, the Company filed an amendment to the S-1 Registration Statement, for the purpose of registering (i) 922,330 shares Common Stock currently outstanding; and (ii) 338,945 shares of Common Stock which are issuable upon conversion of the Loans. As of May 15, 2018, the S-1 Registration Statement has not been declared effective by the SEC.

d.	In February, 2018, the Company received notices from certain lenders to exercise convertible securities to purchase an aggregate of 213,524 shares of Common Stock (see also note 6d). As of May 15, 2018, the Company received the aggregate exercise price of approximately $0.2 million on account of stock to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive loss and cash flows. This section should be read in conjunction with our 2017 Form 10-K and our unaudited interim consolidated financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars and rounded to thousands of U.S dollars.

Forward-Looking Statement Notice

This unaudited quarterly report on Form 10-Q contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission, or the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our 2017 Form 10-K.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our 2017 Form 10-K.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	we have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on our indebtedness and subjecting us to additional risks;

●	we need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A (“LO2A”) and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our LO2A License Agreement may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans for our business and product candidate;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and our ability to operate our business without infringing the intellectual property rights of others;

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and our industry; and

●	statements as to the impact of the political and security situation in Israel on our business.

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

Description of Business

On May 21, 2017, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), with Bufiduck Ltd., a company formed under the laws of the State of Israel and our wholly owned subsidiary (“Merger Sub”) and Wize Israel, which contemplated the merger of Merger Sub with and into Wize Israel, with Wize Israel continuing as the surviving entity and becoming our wholly owned subsidiary (the “Merger”). On November 16, 2017, we were renamed “Wize Pharma, Inc.,” and completed our transaction with Wize Israel in accordance with the terms of the Merger Agreement pursuant to which Merger Sub merged with and into Wize Israel, with Wize Israel surviving as our wholly owned subsidiary. Prior to the Merger, we had no active business and were a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, we have ceased to be a “shell company” and the business of Wize Israel became our ongoing business.

Wize Israel was deemed to be the accounting acquirer in the Merger. Accordingly, the historical results of Wize Israel prior to the Merger are now presented as the historical results of the Company.

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

We intend to market LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and Sjögren’s in the United States, Israel, Ukraine and the People’s Republic of China (“China”), subject to certain conditions, in the territories that we have licensed LO2A, and in additional territories, subject to purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. Currently, we have a distribution agreement for marketing in Israel, where LO2A is approved for the treatment of DES only, a distribution agreement for marketing in Ukraine, where LO2A is in the approval process for the treatment of DES and CCH, and a framework agreement for distribution in China, where the preparation for the registration process commenced in December 2017 by a Chinese pharmaceutical company. The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II clinical trial that we are currently conducting in Israel.

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

We have not generated any revenues from operations since our inception and although we anticipate generating some immaterial revenue in Israel during the second quarter of 2018, we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting. Our operating expenses have increased from $81,000 in the three months ended March 31, 2017 to $210,000 in the three months ended March 31, 2018. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Results of Operations -Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017

Operating expenses:
Research and development	$(210,000)	(81,000)
General and administrative	(326,000)	(317,000)
Total operating costs	(536,000)	(398,000)
Financial income (expense), net	431,000	(276,000)
Net loss	$(105,000)	(674,000)

Revenues

We did not generate any revenues from operations during the three months ended March 31, 2018 and 2017. We had no revenues primarily because (1) from the time of the Creditors’ Arrangement (as defined below) of Wize Israel in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development. Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in the United States, Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement.

Operating Expenses

Research and development expenses. Research and development expenses were $210,000 for the three months ended March 31, 2018, compared to $81,000 for the three months ended March 31, 2017, an increase of $129,000 or 159.2%. The increase in research and development expenses is primarily related to additional expenses related to clinical trials.

General and administrative expenses. General and administrative expenses were $326,000 for the three months ended March 31, 2018, compared to $317,000 for the three months ended March 31, 2017, an increase of $9,000 or 2.8%. The increase in general and administrative expenses during these periods is primarily related to increases in professional and legal services.

Financial Income (expense), Net. Financial income (expenses), net were $431,000 for the three months ended March 31, 2018 compared to financial expenses, net of $(276,000) for the three months ended March 31, 2017, a change of $707,000 or 256.1%. The decrease in financial expenses during this period is primarily related to the change in the fair value of derivative liability for Investment Rights of $246,000 (this change resulted in a financial expense of $246,000 during the three months ended March 31, 2017 compared to no such expense in 2018) and amortization of premium related to convertible loans of $446,000 which we did not have in the three months period ended March 31, 2017.

Net Loss. As a result of the foregoing, we incurred a net loss of $105,000 for the three months ended March 31, 2018 compared to a net loss of $674,000 for the three months ended March 31, 2017, a decrease in the net loss of $569,000 or 84.4%.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since the court-approved Creditors Arrangement (as defined below) completed in February 2015, as described below, we financed our operations primarily through equity and convertible debt financings in private placements, as described below.

Working Capital and Cash Flows

As of March 31, 2018 and December 31, 2017, we had $591,000 and $215,000 in cash and cash equivalents, respectively.

As of March 31, 2018 and December 31, 2017, we had $2,771,000 and $3,204,000, respectively, of outstanding loans, including accrued interest and net of discounts, all of which relates to convertible loans, as described below. However, the aggregate principal amount of such loans is $1,353,000 (not including interest).

As of March 31, 2018 and December 31, 2017, we had ($2,347,000) and ($3,103,000) of working capital (deficit), respectively. As of March 31, 2018, we had an accumulated deficit of $26,557,000. The decrease in working capital deficit was primarily due to the exercise by Ridge Valley Corporation (“Ridge”), Rimon Gold Assets Ltd. (“Rimon Gold”) and Simcha Sadan (“Sadan”) of PIPE Warrants and Investment Rights as more fully described below.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(504,000)	$(291,000)
Net cash provided by (used in) investing activities	$19,000	$(1,000)
Net cash provided by financing activities	$861,000	$281,000

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and 2017, net cash used in operating activities was $(504,000) and $(291,000), respectively. The decrease in net cash used in operating activities was mainly due to a decrease in net loss of $569,000 which was mitigated by a decrease in an amortization of a premium related to convertible loans of $446,000.

For the three months ended March 31, 2018 and 2017, net cash used in investing activities was $19,000 and $(1,000), respectively. The increase in net provided by investing activities was mainly due to proceeds from sale of marketable equity of $19,000.

For the three months ended March 31, 2018 and 2017, net cash provided by financing activities was $861,000 and $281,000, respectively. Cash was provided in the three months ended March 31, 2018 by proceeds of $861,000 that were received from the exercise of certain convertible securities by Ridge, Rimon Gold and Sadan. On March 26, 2018, Rimon Gold exercised a portion of their 2016 Investment Right (as defined below) and received 217,442 shares of Common Stock in exchange for approximately $284,000. On March 26, 2018, Ridge exercised a portion of their 2017 Investment Right (as defined below) and received 213,524 shares of Common Stock in exchange for approximately $284,000. On March 26, 2018, Sadan exercised a portion of his warrants to purchase (as adjusted based on an exchange ratio of each ordinary share of Wize Israel issued and outstanding converted into 4.1445791236989 shares of the Company’s Common Stock (the “Exchange Ratio”)) an aggregate of 904,036 shares of our Common Stock at an exercise price of $1.9728 (the “PIPE Warrants”), which PIPE Warrants were granted on November 16, 2017 and was issued 144,168 shares of our Common Stock in exchange for approximately $0.3 million. Cash was provided in 2016 primarily by net proceeds from loans from Wize Israel’s controlling shareholder of $80,000 and from proceeds from a convertible loan of $201,000.

Outlook

According to management estimates, liquidity resources as of March 31, 2018 will not be sufficient to maintain our planned level of operations for the next 12 months. In particular, we intend to seek the agreement of the lenders to convert convertible loans into shares before the maturity date and to raise additional funding. However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A - “RISK FACTORS – Risks Related to our Business,” in our 2017 Form 10-K. As of March 31, 2018, we had an accumulated deficit and a stockholders’ deficit. In addition, during the three months ended March 31, 2018 and 2017, we reported losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern.

We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through debt or equity financings, or by out-licensing our distribution rights. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts.

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern. Such initiatives may include monetizing of our assets, including the sale of the Can-Fite BioPharma Ltd. shares that we currently own that are presented as marketable equity securities in the accompanying unaudited interim consolidated financial statements.

Principal Financing Activities. The following is a summary of the equity and debt financings conducted by Wize Israel since the Creditors’ Arrangement (as defined below):

In December 2014, an Israeli court approved a creditors’ arrangement under the Israeli Companies Law between Wize Israel (then known as Star Night Technologies Ltd.), its creditors and its shareholders (the “Creditors’ Arrangement”), in which Wize Israel was purchased by a group of investors led by Ridge. Upon the completion of the Creditors’ Arrangement, all of Wize Israel’s assets, rights and obligations were transferred to the creditors’ arrangement fund, so that Wize Israel’s equity after the approval of such arrangement was zero and Wize Israel remained a public shell company without any activity, rights or obligations. The Creditors’ Arrangement was completed in February 2015. In connection with the Creditors’ Arrangement, on February 15, 2015, Wize Israel issued 692,307 ordinary shares of Wize Israel, in the aggregate, to Ridge, Yaakov Zarachia (“Zarachia”), Avner Arazi (“Arazi”) and Amir Bramli (“Bramli”, and together with Ridge, Zarachia and Arazi, the “2015 Investors”), in exchange for their purchase of the public shell for NIS 1,800,000 (approximately $463,000). In addition, on April 7, 2015, for no consideration, the 2015 Investors provided Wize Israel with a capital amount of NIS 4,056,000 (approximately $1,044,000) in cash.

As of March 31, 2018, we (through Wize Israel) had a total principal and accrued interest balance of approximately $1.4 million of loans outstanding under the convertible loans described below, of which (1) Ridge extended a principal amount of NIS 1.0 million (approximately $270,000), (2) Rimon Gold extended a principal amount of NIS 3.0 million (approximately $811,000), and (3) Shimshon Fisher (“Fisher”) (not affiliated, to Wize Israel’s knowledge, with Ridge or Rimon Gold) extended a principal amount of NIS 1.0 million (approximately $270,000). Below is a summary of the material provisions of these loan agreements.

The 2016 Loan. On March 20, 2016, Wize Israel entered into a convertible loan (as amended on March 30, 2016 and December 21, 2017, the “2016 Loan Agreement”) with Rimon Gold, whereby Rimon Gold extended a loan in the principal amount of up to NIS 2 million (approximately $519,000), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), both described below, the 2016 Loan has a maturity date of December 31, 2018.

Under the 2016 Loan Agreement, Rimon Gold had the right, at its sole discretion, to convert any outstanding portion of the 2016 Loan, but not less than NIS 100,000 (approximately $26,000), into Wize Israel ordinary shares at a conversion price per share of NIS 15.2592 (approximately $3.84), subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement. As a result of the Merger and based on the Exchange Ratio, the conversion price per share for the 2016 Loan was adjusted to NIS 3.60 (approximately $0.96). As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2016 Loan is $531,067 and the conversion price per share for the 2016 Loan was adjusted to $0.9768.

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

Rimon Gold is entitled, under certain circumstances, to demand repayment of the 2016 Loan, including among others: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2016 Loan Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to stay proceedings; (vi) upon the expiration or termination of the LO2A License Agreement or if any party is in material breach of the LO2A License Agreement or if any party notifies the other of its intention to terminate the LO2A License Agreement; (vii) an adverse material change; and (viii) upon the non-performance of Wize Israel pursuant to the 2017 Loan Agreement (as defined below) described below. We believe that we have complied with the aforementioned covenants through March 31, 2018.

The 2016 Loan Agreement and the Security Agreements contain a number of other restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends. We believe that we have complied with the aforementioned covenants through March 31, 2018.

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), Rimon Gold has the right, until June 30, 2019, to invest up to $796,601, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment (as defined below), from NIS 5.04 to a fixed price of $1.308 (subject to adjustments in case of stock splits or similar events) (the “2016 Investment Right”). See “-December 2017 Loan Amendment” below.

The 2017 Loan. On January 15, 2017, Wize Israel entered into the 2017 Loan Agreement (as amended on December 21, 2017, the “2017 Loan Agreement”) with Ridge, and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Fisher (together, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $283,000) and in the aggregate principal amount of up to NIS 3 million (approximately $850,000), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”)). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment, the 2017 Loan has a maturity date of December 31, 2018.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28,000), that the lender provided to Wize Israel (each such portion converted, the into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE (as defined below), the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.80 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.80 (approximately $4.80) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15). As a result of the 2017 Loan Amendment, the aggregate principal amount of the 2017 Loan is $822,144 and the 2017 Loan Conversion Price was adjusted to a fixed price of $1.1112. See “-December 2017 Loan Amendment” below.

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment, the 2017 Lenders had the right, until June 30, 2019, to invest up to $1,233,216, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events) (the “2017 Investment Right” and, together with the 2016 Investment Right, the “Investment Rights”). See “-December 2017 Loan Amendment” below.

Ridge is entitled, under certain circumstances, to demand repayment of the 2017 Loan, including: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2017 Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to freeze proceedings; and (vi) an adverse material change. We believe that we have complied with the aforementioned covenants through March 31, 2018.

The 2017 Loan contains a number of restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; and on the distribution of dividends. Wize Israel has complied with the aforementioned covenants through the date of this Quarterly Report.

It should be noted that, prior to entering into the 2017 Loan Agreement, Ridge provided the following three loans to Wize Israel, all of which bore interest at an annual rate equal to the interest rates of the Israeli government bonds: (1) NIS 250,000 was extended in November 2016, (2) NIS 300,000 was extended in December 2016 and (3) NIS 200,000 was extended in February 2017 (together, the “Ridge Interim Loans”). On March 30, 2017, after Ridge already provided NIS 250,000 under the 2017 Loan Agreement out of the NIS 1 million committed by Ridge thereunder, Ridge exercised its right to have the Ridge Interim Loans treated as a portion of the remaining NIS 1 million.

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

Rimon Gold and Ridge Consents to the Merger Agreement. In connection with the Merger Agreement, Wize Israel sought and obtained the written consents of Rimon Gold and Ridge to the transactions contemplated by the Merger Agreement. The consent provided by Rimon Gold provided that it is based upon, among other things, the following obligations: (1) following the closing of the Merger Agreement, we will assist Rimon Gold with its filing requirements, if any, with the SEC with respect to beneficial ownership and similar reports; and (2) at closing of the Merger Agreement, we will execute and deliver to Rimon Gold an Irrevocable Guaranty and Undertaking (the “Wize Guaranty”), which we executed and delivered to Rimon Gold.

Under the Wize Guaranty, we irrevocably guarantee Wize Israel’s obligations to Rimon Gold under certain convertible loans. In addition, the Wize Guaranty contains a number of restrictive covenants that limit our operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of our business; and on the distribution of dividends. Wize Israel has complied with the aforementioned covenants through the date of this Quarterly Report.

2017 PIPE. On June 23, 2017, Wize Israel entered into a Private Placement Agreement (the “2017 PIPE Agreements”) with each of Yosef Eliyahu Peretz (“Peretz”), Zarachia, Sadan and Jonathan Brian Rubini (“Rubini”, and together with Peretz, Zarachia and Sadan, the “2017 PIPE Investors”). Pursuant to the 2017 PIPE Agreements, the 2017 PIPE Investors invested a total of up to NIS 3.49 million (approximately $1 million) in exchange for a total of 207,739 ordinary shares of Wize Israel, at a price per share of NIS 16.8 (approximately $4.8), with Peretz investing NIS 490,000 (approximately $139,000) in exchange for the private placement of 29,167 ordinary shares of Wize Israel (the “Peretz Financing”) and each of Zarachia, Sadan and Rubini (the “Other Investors”) investing NIS 1 million (approximately $282,000) in exchange for the private placement of 59,524 ordinary shares of Wize Israel each (together, the “Other Financing”, and together with the Peretz Financing, the “2017 PIPE”). At the effective time of the Merger, the 207,739 ordinary shares of Wize Israel that were issued to the 2017 PIPE Investors as part of the 2017 PIPE were automatically cancelled and converted, based on the Exchange Ratio, into an aggregate of 860,987 shares of our Common Stock.

Subject to the closing of the Merger, Wize Israel also undertook to cause us to grant PIPE Warrants to each of the 2017 PIPE Investors, with each PIPE Warrant being exercisable into one share of our Common Stock, with a term of three years from the date of grant. According to the 2017 PIPE Agreements, the number of PIPE Warrants and the exercise price thereof will reflect, prior to giving effect to an adjustment based on the Exchange Ratio, (i) 30,625 warrants to Peretz and (ii) 62,500 warrants to each of the Other Investors, each warrant exercisable into one ordinary share of Wize Israel, at an exercise price of NIS 28.8 per share (approximately $8.40). Based on the Exchange Ratio, Peretz was granted 126,928 PIPE Warrants and each of the Other Investors was granted 259,036 PIPE Warrants, each at an exercise price of $1.9728. Consistent with the foregoing, we executed and delivered the PIPE Warrants to the 2017 PIPE Investors on November 16, 2017.

On June 22, 2017, Ridge provided notice to Wize Israel that it had waived its right to adjust the 2017 Loan Conversion Price in connection with the Peretz Investment. On July 4, 2017, Wize Israel completed the Peretz Investment. However, Ridge did not waive its right to adjust the 2017 Loan Conversion Price in connection with the Other Investments. On July 31, 2017, at a general meeting of the shareholders of Wize Israel, the Other Investments was approved and on August 7, 2017 Wize Israel completed the Other Investments.

Off-Balance Sheet Arrangements

As of March 31, 2018 and March 31, 2017, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2w to our consolidated financial statements as of December 31, 2017 included in our 2017 Form 10-K.

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements as of December 31, 2017 included in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our 2017 Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2018, Sadan exercised a portion of his PIPE Warrants and was issued 144,168 shares of Common Stock.

On April 4, 2018, we issued 6,945 shares of our Common Stock, valued at $23,317, to Corporate Profile, LLC, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile, LLC pursuant to a letter agreement, dated February 1, 2018, between Corporate Profile, LLC and the Company.

On April 23, 2018, we issued 5,208 shares of our Common Stock, valued at $29,165, to Yosef Shimony, C.P.A (“Shimony”), in payment of a portion of the consulting fee for finance services owed to Shimony pursuant to a letter agreement, dated January 1, 2018, between Shimony and the Company.

We believe that all of the foregoing sales qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance of the securities by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(a)(2) due to the type of investors, the insubstantial number of investors involved in the offering, the size of the offering, the manner of the offering and number of securities offered. In addition, these security holders represented as to the necessary investment intent as required by Section 4(a)(2). Some of the foregoing sales were exempt from registration under Regulation D, and/or qualified as offshore transactions under Regulation S, each as promulgated under the Securities Act. We did not employ an underwriter in connection with the issuance of the securities described above.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Q1 2018 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: May 15, 2018	By	/s/ Or Eisenberg
Or Eisenberg Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)