Form 10-K/A
period 2017-12-31
Wize Pharma, Inc.
filed 2018-06-05
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

24 Hanagar Street, Hod Hasharon, Israel, 4527708

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

As of June 5, 2018, there were 5,069,095 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to Wize Pharma, Inc.’s (the “Company,” “we” or “our”) Annual Report on Form 10-K (the “Initial Form 10-K”), for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”), on March 29, 2018 (SEC File No. 000-52545), is being filed solely for the purpose of including an updated version of Exhibit 10.44 which now includes an unredacted Section 1.6 of such exhibit and a partially redacted Section 1.7 of such exhibit which were previously fully omitted in the exhibit filed with the Initial Form 10-K.

This Amendment does not reflect events occurring after the filing of the Initial Form 10-K or modify or update the disclosures contained in the Initial Form 10-K in any way other than as discussed above. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer.

We hereby amend and restate Item 15(b) of the Initial Form 10-K as follows:

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)       Exhibits

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of May 21, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 31, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017)

2.3	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)

2.4	Agreement and Plan of Merger, dated February 24, 2012 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

2.5	Delaware Certificate of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

2.6	Nevada Articles of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2	Form of PIPE Warrant (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

10.1	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)

10.2+	2012 Stock Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012)

10.3+	2012 Stock Incentive Plan, Annex A (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013)

10.4	Agreement dated July 1, 2013, with Michael Belkin (Incorporated by reference to Company’s Registration Statement on Form S-1 filed July 2, 2013)

10.5	Form of Stock Purchase Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.6	Form of Termination of License Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.7	Form of Termination of Services Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.8	Exclusive Distribution and Licensing Agreement dated May 1, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (formerly Star Night Technologies Ltd.) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.9	Amendment to Licensing Agreement dated November 22, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.10	Amendment No. 2 to Licensing Agreement dated March 20, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.11	Amendment No. 1 to Licensing Agreement – Israeli Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.12	Amendment No. 2 to Licensing Agreement – Ukraine Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.13	Addition to Amendment to Licensing Agreement dated January 6, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.14	Second Addition to Amendment to Licensing Agreement dated March 30, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.15	Correction to Licensing Agreement dated June 16, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.16	Appendix F to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.17	Appendix G to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.18	Assumption Agreement dated August 30, 2016 between Resdevco Ltd. and OcuWize Ltd (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.19	Convertible Loan Agreement dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.20	Addendum to Convertible Loan Agreement dated March 30, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.21	Second Convertible Loan Agreement dated January 12, 2017 between Wize Pharma Ltd. Ridge Valley Corporation and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.22	Debenture Floating Charge dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.23	Debenture - Fixed Charge dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.24	Debenture Floating Charge dated October 26, 2016 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.25	Debenture – Fixed Charge dated October 26, 2016 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.26	Amendment to Debenture – Floating Charge dated March 28, 2017 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.27	Amendment to Debenture – Fixed Charge dated March 28, 2017 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.28	Amendment to Debenture – Floating Charge dated March 28, 2017 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.29	Amendment to Debenture – Fixed Charge dated March 28, 2017 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.30	Form of Irrevocable Guaranty and Undertaking (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.31	Private Placement Agreement dated May 25, 2017 between Wize Pharma Ltd. and Jonathan Brian Rubini (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.32	Addendum to Private Placement Agreement dated June 15, 2017 between Wize Pharma Ltd. and Jonathan Brian Rubini (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.33	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Simcha Sadan (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.34	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Yaakov Zarachia (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.35	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Peretz Yosef Eliahu (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.36+	Employment Agreement dated September 30, 2015 between Wize Pharma Ltd. and Or Eisenberg (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.37+	Agreement for Provision of Services Agreement dated September 30, 2015 between Wize Pharma Ltd. and N Danenberg Holdings (2000) Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.38+	Agreement for Provision of Services Agreement dated September 30, 2015 between Wize Pharma Ltd. and Ron Mayron (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.39	Finder’s Agreement dated June 19, 2017 between Wize Pharma Ltd. and Harbin Israel (Trading) Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.40	Letter dated September 6, 2017 from Resdevco Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.41	Agreement dated September 25, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.42	Letter Amendment to Convertible Loans, dated as of December 21, 2017, by and between Wize Pharma, Inc., Wize Pharma Ltd., Ridge Valley Corporation, Rimon Gold Assets Ltd. and Shimshon Fisher. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2017)

10.43§*	Third Amendment to Exclusive Distribution and Licensing Agreement by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated December 26, 2017

10.44#*	Memorandum of Understanding by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated January 8, 2018

10.45+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

21.1	Subsidiaries of the Company (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

101§	The following materials from Wize, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders' Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

#	Filed herewith.

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

+	Management compensatory plan.

*	Confidential treatment was requested with respect to certain portions of this exhibit pursuant to 17.C.F.R. §240.24b-2. Omitted portions were filed separately with the SEC.

§	Filed with the Initial Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wize Pharma, Inc.

Date: June 5, 2018	By:	/s/ Or Eisenberg
Or Eisenberg Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Or Eisenberg	Acting Chief Executive Officer, Chief Financial Officer,	June 5, 2018
Or Eisenberg	Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Ron Mayron	Chairman of the Board	June 5, 2018
Ron Mayron

/s/ Yossi Keret	Director	June 5, 2018
Yossi Keret

/s/ Franck Amouyal	Director	June 5, 2018
Franck Amouyal

/s/ Joseph Zarzewsky	Director	June 5, 2018
Joseph Zarzewsky

/s/ Michael Belkin	Director	June 5, 2018
Michael Belkin