Form 10-Q
period 2018-06-30
Wize Pharma, Inc.
filed 2018-08-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, on August 14, 2018 was 5,362,550.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc. (formerly known as OphthaliX, Inc.), a Delaware corporation, and its wholly-owned Israeli subsidiary, Wize Pharma Ltd. (“Wize Israel”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.694 to one U.S. dollar, the exchange rate reported by the Bank of Israel for August 10, 2018.

On March 5, 2018, we effected a reverse stock split of our common stock, $0.001 par value (the “Common Stock”) at a ratio of one for twenty-four (1:24) (the “Reverse Stock Split”). Unless otherwise indicated, all share and per share amounts included in this Quarterly Report have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Comprehensive Loss	4

Consolidated Statements of Changes in Stockholders’ Deficit	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Unaudited Interim Consolidated Financial Statements	8 - 20

- - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of June 30,	As of December 31,
	2018	2017
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$427	$215
Restricted bank deposit	19	12
Marketable equity securities	118	323
Other current assets	119	40

Total current assets	683	590

NON-CURRENT ASSETS:

Property and equipment, net	5	5

TOTAL ASSETS	$688	$595

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Q2 2018 Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	As of June 30,	As of December 31,
	2018	2017
	Unaudited	Audited

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade payables	$61	$43
Other accounts payable	305	196
Current portion of license purchase obligation	250	250
Convertible loans, net	2,339	3,204

Total current liabilities	2,955	3,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

Preferred Stock, with $0.001 par value per share - Authorized: 1,000,000 shares at June 30, 2018 and December 31, 2017; Issued and outstanding: 0 at June 30, 2018 and December 31, 2017	-	-
Common Stock, with $0.001 par value per share - 500,000,000 shares authorized at June 30, 2018 and December 31, 2017; 5,081,248 and 4,350,608 shares issued and outstanding at June 30, 2018 and December 31, 2017	5	4
Additional paid- in capital	25,004	23,397
Receipt on account of stock to be issued	196	-
Accumulated other comprehensive loss	(73)	(47)
Accumulated deficit	(27,399)	(26,452)

Total stockholders’ deficit	(2,267)	(3,098)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$688	$595

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Q2 2018 Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
	Unaudited		Unaudited

Operating expenses:
Research and development expenses	$(299)	$(181)	$(89)	$(100)
General and administrative expenses	(1,506)	(531)	(1,180)	(214)

Operating loss	(1,805)	(712)	(1,269)	(314)

Financial income (expense), net	832	(624)	401	(348)

Net loss	$(973)	$(1,336)	$(868)	$(662)

Other comprehensive loss:
Foreign currency translation adjustments	-	(81)	-	(32)

Other comprehensive loss	-	(81)	-	(32)

Comprehensive loss	$(973)	$(1,417)	$(868)	$(694)

Basic and diluted net loss per share	$(0.21)	$(0.44)	$(0.17)	$(0.22)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	4,726,421	3,022,906	5,063,892	3,022,906

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Q2 2018 Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-in	Treasury	Receipt on account of stock to be	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	shares	issued	income (loss)	deficit	deficit

Balance as of January 1, 2017 (audited)	3,023,043	$3	$23,391	$(747)	$-	$5	$(23,483)	$(831)
Beneficial conversion feature in respect to convertible loan	-	-	811	-	-	-	-	811
Classification of derivative liability for right to future investment into equity	-	-	280	-	-	-	-	280
Issuance of units consisting of common stock and detachable warrants, net of issuance costs	860,987	1	965	-	-	-	-	966
Exercise of options into common stock	31,439	*)-	21	-	-	-	-	21
Cancellation of treasury shares with respect to reverse recapitalization	-	-	(747)	747	-	-	-	-
Shares issued with respect to reverse recapitalization	435,139	*)-	298	-	-	-	-	298
Amount that was allocated to the repurchase of beneficial conversion feature in convertible loans	-	-	(2,800)	-	-	-	-	(2,800)
Amount that was allocated to the right for future investment-loan 2016	-	-	44	-	-	-	-	44
Amount that was allocated to the right for future investment-loan 2017	-	-	1,115	-	-	-	-	1,115
Deemed dividend with respect to the repurchase of right for future investment	-	-	-	-	-	-	(3)	(3)
Stock-based compensation	-	-	19	-	-	-	-	19
Foreign currency translation adjustment	-	-	-	-	-	(78)	-	(78)
Changes in unrealized gains on marketable equity securities	-	-	-	-	-	26		26
Net loss for the year	-	-	-	-	-	-	(2,966)	(2,966)

Balance as of December 31, 2017	4,350,608	4	23,397	-	-	(47)	(26,452)	(3,098)
Cumulative effect adjustment from transition to ASU 2016-01 (see note 2b)	-	-	-	-	-	(26)	26	-
Issuance of shares with respect to exercise of PIPE warrants and right for future investment (see note 6d)	575,134	1	860	-	-	-	-	861
Receipt on account of stock to be issued	-	-	-	-	196	-	-	196
Stock-based compensation	155,506	*)-	747	-	-	-	-	747
Net loss for the interim period	-	-	-	-	-	-	(973)	(973)

Balance as of June 30, 2018 (unaudited)	5,081,248	$5	$25,004	$-	$196	$(73)	$(27,399)	$(2,267)

*)	Representing amount less than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Q2 2018 Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2018	2017
	Unaudited
Cash flows from operating activities
Net loss	$(973)	$(1,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	*) -
Stock-based compensation	747	26
Restricted bank deposit	-	-
Marketable equity securities	28	-
Amortization of discounts resulting from beneficial conversion feature and derivative liability and debt issuance costs related to convertible loans	-	361
Accrued interest on convertible loans	27	19
Amortization of premium related to convertible loans	(892)	-
Change in the fair value of derivative liability for Right to Future Investment	-	246
Change in the fair value of license purchase obligation	-	(4)
Change in:
Other current assets	(79)	(22)
Trade payables	18	3
Other accounts payable	109	112

Net cash used in operating activities	(1,014)	(595)
Cash flows from investing activities
Purchase of property and equipment	(1)	(2)
Proceeds from sale of marketable equity securities	177	-
Restricted bank deposit	(7)	-

Net cash provided by (used in) investing activities	169	(2)
Cash flows from financing activities
Proceeds from loans from controlling shareholder	-	82
Proceeds from issuance of convertible loan, net of issuance costs	-	614
Proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment	861	-
Receipt on account of stock to be issued	196	-
Receipts on account of shares	-	134

Net cash provided by financing activities	1,057	830
Foreign currency translation adjustments on cash and cash equivalents	-	14

Increase in cash and cash equivalents	212	247
Cash and cash equivalents at the beginning of the period	215	28
Cash and cash equivalents at the end of the period	$427	$275

*)	Representing amount less than $1

(Continued)

6

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Continued)

Supplemental disclosure of non-cash financing activities:

Reclassification of derivative liability for Right to Future Investment into equity	$-	$280

Conversion of bridge loans from controlling shareholder to convertible loans	$-	$206

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Q2 2018 Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	Wize Pharma, Inc. (Formerly: Ophthalix Inc.) (the “Company” or “Wize”) was incorporated in the State of Delaware.

On November 16, 2017, the Company completed the acquisition of Wize Pharma Ltd., an Israeli company (“Wize Israel”) by way of a reverse triangular merger.

Wize Israel is a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including dry eye syndrome (“DES”).

Commencing August 30, 2016, Wize Israel manages most of its activity through OcuWize Ltd., a wholly-owned Israeli Subsidiary which manages and develops most of the Company’s activity under the License Agreement.

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

The Company has not yet generated any revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of June 30, 2018, the Company has an accumulated deficit of $27,399 and a stockholders’ deficit of $2,267.

In addition, in the three and six month periods ended June 30, 2018, and in the year ended December 31, 2017, the Company reported losses and negative cash flows from operating activities. Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

WIZE PHARMA, INC. AND SUBSIDIARIES

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

c.	Risk factors:

As of June 30, 2018, the Company had an accumulated deficit of $27,399. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities.

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

WIZE PHARMA, INC. AND SUBSIDIARIES

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

Upon the closing of the Merger, each issued and outstanding ordinary share of Wize Israel was automatically converted into 4.1445791236989 shares (the “Exchange Ratio”) (such number not being converted as per the Reverse Stock Split described in Note 6b) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). As a result, an aggregate of 3,915,469 shares, or 90% of the issued and outstanding Common Stock were issued to Wize Israel’s shareholders. The pre-Merger stockholders of the Company retained an aggregate of 435,052 shares, or 10% of the issued and outstanding Common Stock.

Wize Israel’s ordinary shares were delisted from the Tel Aviv Stock Exchange and there is no longer a public trading market for Wize Israel’s ordinary shares in Israel.

The Merger between the Company and Wize Israel became effective on November 16, 2017, and following such Merger, Wize Israel activities are the sole activities of the Company. The Common Stock is currently quoted on the OTCQB under the symbol “WIZP.”

The Merger was accounted for as a reverse recapitalization which is outside the scope ASC 805, “Business Combinations” (“ASC 805”), as the Company, the legal acquirer, was considered a non-operating public shell, and is therefore not a business as defined in ASC 805. Under reverse capitalization accounting, Wize Israel was considered the acquirer for accounting and financial reporting purposes. The Merger was accounted for in a manner that is substantially the same as a reverse acquisition under ASC 805, except that any excess fair value of the consideration transferred over the net fair value of the monetary assets of the Company was recognized as a reduction of equity.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

The Financial Statements reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer.

The interim consolidated financial statements include the accounts of the Company since the Closing Date and the accounts of Wize Israel since its inception. See Note 3 for discussion of the basis of presentation for the Financial Statements.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

a.	Use of estimates in preparation of the Financial Statements:

The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made.

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Financial Statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to the going concern assumptions and determining the fair value of embedded and freestanding financial instruments related to convertible loans and to stock- based compensation.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017 are applied consistently in these Financial Statements, except as described in b below.

b.	Recently Issued Accounting Pronouncements

ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.”

Commencing January 2018, the Company applied ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” (ASU 2016-01).

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Among others, ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income. Also, ASU 2016-01, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and requires a public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

ASU 2016-01, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements.

For public business entities, the amendments of ASU 2016-01 became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

ASU 2016-01 requires that its amendment will be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. However, the amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update.

Following the adoption of ASU 2016-01, the Company reclassified unrealized gains and losses amounts related to its investment in marketable equity securities that previously were classified as available-for-sale securities from accumulated other comprehensive income to accumulated deficit. Following the adoption, such investment is accounted for at fair value and the changes in fair value are recognized in net income or loss.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and as discussed in Note 1d, include the accounts of Wize Israel since its inception, and the accounts of the Company since the Closing Date. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other interim period.

The accompanying Financial Statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018 and amended on June 5, 2018. The accompanying consolidated balance sheet as of December 31, 2017 and the accompanying consolidated statements of changes in stockholders’ deficit for the year then ended have been derived from those audited financial statements.

NOTE 4:-	CONTINGENT LIABILITIES AND COMMITMENTS

1.	On March 28, 2018, the Company signed an agreement to rent an office from an unrelated third party. The rental period is two years from April 1, 2018, with an option for additional one year. The rental fees amounted to $1 per month plus participation in office usage expenses

2.	The Company has additional commitments, as described in note 11b to the Company’s consolidated financial statements and related notes for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018 and amended on June 5, 2018.

NOTE 5:-	CONVERTIBLE LOANS

On March 20, 2016, Wize Israel entered into an agreement (as amended on March 30, 2016, the “2016 Loan Agreement”) pursuant to which Rimon Gold Assets Ltd. (“Rimon Gold”) extended a loan in the principal amount of up to NIS 2 million (approximately $531 according to an exchange rate on March 20, 2016, the loan originate date), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), the 2016 Loan has a maturity date of December 31, 2018.

Under the 2016 Loan Agreement, Rimon Gold had the right, at its sole discretion, to convert any outstanding portion of the 2016 Loan, but not less than NIS 100,000 (approximately $26 according to an exchange rate on March 20, 2016, the loan originate date), into Wize Israel ordinary shares at a conversion price per share of NIS 15.2592 (approximately $3.84), subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement. As a result of the Merger and based on the Exchange Ratio, the conversion price per share for the 2016 Loan was adjusted to NIS 3.6 (approximately $0.96). As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2016 Loan is $531 and the conversion price per share for the 2016 Loan was adjusted to $0.9768.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	CONVERTIBLE LOANS (Cont.)

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), Rimon Gold has the right (the “2016 Investment Right”), until June 30, 2019, to invest up to $797 , in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment (as defined below), from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events).

On January 15, 2017, Wize Israel entered into the loan agreement (the “2017 Loan Agreement”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher,” and together with Ridge and Rimon Gold, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274 according to an exchange rate on January 15, 2017, the loan originate date) and in the aggregate principal amount of up to NIS 3 million (approximately $822 according to an exchange rate on January 17, 2017, the loan originate date), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment (as defined below), the 2017 Loan has a maturity date of December 31, 2018.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28 according to an exchange rate on January 15, 2017, the loan originate date), that the lender provided to Wize Israel (each such portion converted into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE, the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15). As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2017 Loan is $822 and the 2017 Loan Conversion Price was adjusted to $1.1112. See “2017 Loan Amendment” below.

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

WIZE PHARMA, INC. AND SUBSIDIARIES

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

	2017 Loan		2016 Loan

Aggregate principal amount	$	(*) 822	$531

Conversion price per Company’s share		$1.1112	$0.9768

Aggregate maximum of Right to Future Investment	$	(**) 1,233	$797

Exercise Price of Right to Future Investment		$1.332	$1.308

(*)	Principal loan amount of $274 for each of the three 2017 Lenders.
(**)	Maximum of Right to Future Investment of $411 for each of the three 2017 Lenders.

The below table describes the roll forward of 2017 Loan and 2016 Loan for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30,	December 31,
	2018	2017

Opening balance	$3,204	$289
Proceeds from issuance of convertible loan, net of issuance cost	-	811
Recognition of derivative liability related to 2016 Loan	-	-
Recognition of BCF as a discount of 2017 Loan	-	(811)
Amortization of premium related to convertible loans	(*) (892)	-
Amortization of discounts resulting from BCF and derivative liability and debt issuance costs related to 2017 Loan and 2016 Loan	-	1,122
Accrued interest on 2017 Loan and 2016 Loan	27	47
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishment	-	(1,458)
Amount allocated to 2016 and 2017 Loan based on modified terms	-	3,204

	$2,339	$3,204

(*)	The amortization of premium represents the periodic amortization of the balance of the amount that was allocated to the 2016 and 2017 loans upon the 2017 loan amendment into the respective principal amount of such loans.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT

a.	The Common Stock confers upon their holders the right to participate and vote in general stockholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.	On December 11, 2017, the Company announced a notice of special meeting of stockholders, according to which, a special meeting of the stockholders was held on February 19, 2018, for the purpose of considering to grant the Company’s Board of Directors the authority, in its sole direction, to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-200.

c.	On February 19, 2018, the stockholders of the Company approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-200 at any time prior to February 19, 2019, with such ratio to be determined by the Company’s Board of Directors, in its sole discretion. On February 22, 2018, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of 1-for-24 (“Reverse Stock Split”).

For accounting purposes, all share and per share amounts for Common Stock, warrants stock, options stock and loss per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split (see also Note 1d) for all periods presented in these Financial Statements. Any fractional shares that resulted from the Reverse Stock Split have been rounded up to the nearest whole share.

d.	On February 28, 2018, the Company received notices from existing stockholders and lenders to exercise 2016 Investment Right and 2017 Investment Rights and warrants issued in a private placement of Wize Israel that was completed in July and August 2017 (the “PIPE Warrants”) to purchase an aggregate of 788,658 shares of Common Stock (see also note 8d). During the six months ended June 30, 2018, the Company received the aggregate exercise price of approximately $861 and issued 575,134 shares of Common Stock as follows:

1.	144,168 PIPE warrants were exercised into 144,168 shares of common stock by certain stockholder. The aggregate exercise price amounted to approximately $293 was received in cash. As of June 30, 2018, 759,869 PIPE warrants remain outstanding.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

2.	Certain holders of 2016 Investment Rights and 2017 Investment Rights exercised approximately $568 of their right and invested $568 for 217,442 and 213,524 respectively, shares of common stock ($1.308 and $1.332 per share, respectively). As of June 30, 2018, the remaining 2016 Investment Right and 2017 Investment Rights amount to approximately $1.46 million.

e.	On February 22, 2018, the Company received notice for an exercise price of $1.332 per share (related to 2017 Loan) from certain lender to exercise 2017 Investment Rights to purchase an aggregate of 213,524 shares of Common Stock (see also note 6d). As of June 30, 2018 the Company received an amount of $196 with respect to such notice. Such amount was presented as part of stockholders’ deficit under the caption “receipt on account of shares to be issued”. In July 2018, the Company received an additional $88, representing the remaining exercise price related to the exercise notice and issued 213,524 shares (see also Note 8b).

f.	In April and June 2018, the Company issued 24,306 shares of Common Stock to two of its service providers in exchange for their services provided in 2018. The Company recognized an amount of $40 in its interim financial statements for the six month period ended June 30, 2018 and an amount of $32 approximately. will be recognized until the end of 2018.

g.	On May 10, 2018, the Company filed an amendment to the S-1 Registration Statement, for the purpose of registering (i) 922,330 shares of Common Stock outstanding; and (ii) 338,945 shares of Common Stock which are issuable upon conversion of the 2016 Loan and/or the 2017 Loan. The S-1 Registration Statement was declared effective by the SEC on July 12, 2018.

h.	Stock-based compensation:

The 2012 Plan

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

As of June 30, 2018, the Company has 40,474 shares of Common Stock available for future grant under the 2012 Plan. As of June 30, 2018, under the 2012 Plan, the Company had options exercisable into 4,896 shares of Common Stock outstanding and exercisable.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

The 2018 Plan

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

The exercise price per share subject to each option will be determined by the administrator, subject to applicable laws and to guidelines adopted by the Board of Directors from time to time. In the event the exercise price is not determined by the administrator, the exercise price of an option will be equal to the closing stock price of the Common Stock on the last trading day prior to the date of grant. Upon the adoption of the 2018 Plan, the Company’s Board of Directors reserved for issuance 435,052 shares of Common Stock. Through June 30, 2018, the Company granted 229,500 options to directors and officers, see also note 6k.

i.	On March 1, 2018, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate the Reverse Stock Split (see also Note 6b).

j.	On April 4, 2018, the Company granted to its officers, directors and a consultant, 131,200 fully vested RSUs. The Company determined the fair value of the RSUs to be the quoted market price of the Company’s common stock units on the date of issuance. The aggregate fair value of these restricted stock units issued was $471, and was recognized during the three months ended June 30, 2018.

k.	On April 4, 2018, the Company granted to its officers, directors and a consultant options exercisable into 229,500 shares of Common Stock that have an exercise price of $3.59 per share. The options will vest quarterly over a period of 36 months.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

Transactions related to the grant of RSUs to officers, directors and a consultant during the period ended June 30, 2018, were as follows:

June 30,
2018

Opening balance	$-
Granted	$131,200

Outstanding as of June 30, 2018	$131,200

Transactions related to the grant of options to employees and directors under the 2012 Plan during the period ended June 30, 2018, were as follows:

	As of June 30, 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2017	4,896	$0.33	3.86
Granted	-	-

Options outstanding and exercisable as of June 30, 2018	4,896	$0.33	4.86

Transactions related to the grant of options to employees and directors under the 2018 Plan during the period ended June 30, 2018, were as follows:

	As of June 30, 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2017	-	$-	-
Granted	229,500	3.59	7

Options outstanding as of June 30, 2018	229,500	$3.59	7

Options exercisable as of June 30, 2018	-	-	-

At June 30, 2018, there was $461 of total unrecognized compensation cost related to non-vested option grants that is expected to be recognized over a weighted-average period of 2.75 years. The intrinsic value of options outstanding and exercisable at June 30, 2018 was not significant.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options. With respect to grants of options, the risk-free rate of interest was based on the U.S. Treasury rates appropriate for the contractual term of the grant, expected volatility was calculated based on average volatility of the Company and five representative companies and contractual term of stock-based grants of 7 years.

NOTE 7:-	FINANCIAL INCOME (EXPENSE), NET

Composition:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017

Financial income:
Amortization of discount and exchange rate differences on license purchase obligation	$-	$4	$-	$-
Amortization of premium related to convertible loans	892	-	446	-

Total finance income	892	4	446	-

Financial expenses:
Accrued interest on convertible loans	(27)	(19)	(14)	(16)
Amortization of BCF, proceeds allocated to the derivative liability and debt issuance costs for convertible loans	-	(361)	-	(325)
Change in the fair value of derivative liability for Right to Future Investment	-	(246)	-	-
Exchange rate differences	(31)	-	(31)	-
Amortization of discount and exchange rate differences on license purchase obligation	-	-	-	(5)
Bank commissions	(2)	(2)	-	(2)

Total financial expenses	(60)	(628)	(45)	(348)

Total financial income (expense), net	$832	$(624)	$401	$(348)

NOTE 8:-	SUBSEQUENT EVENTS

a.	In July 2018, the Company issued 67,778 shares of Common Stock to certain service providers in exchange for its services to be provided in 2018.

b.	In July 2018, the Company issued 213,524 shares of Common stock in connection with the exercise a portion of the 2017 Investment Right by one of the Company’s stockholder (see also Note 6e).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive loss and cash flows for the three and six months ended June 30, 2018. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018 and amended on June 5, 2018 (the “2017 Form 10-K”) and our accompanying unaudited interim consolidated financial statements and notes to these financial statements. All amounts are in U.S. dollars and rounded to thousands of U.S dollars, except for share and per share data.

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

We intend to market LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and Sjögren’s in the United States, Israel, Ukraine and the People’s Republic of China (“China”) in the territories that we have licensed LO2A, and in additional territories, subject to purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. Currently, we have a distribution agreement for marketing in Israel, where LO2A is approved for the treatment of DES only, a distribution agreement for marketing in Ukraine, where LO2A is in the approval process for the treatment of DES and CCH, and a distribution agreement for distribution in China, where the preparation for the registration process commenced in December 2017 by the Chinese distributor. The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II and Phase IV clinical trials that we are currently conducting.

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

In August 2016, we commenced the Multi-Center Trial, which is a Phase II randomized, double-blind, placebo-controlled, clinical trial, in parallel groups which is intended for the repeated confirmation of the effectiveness and safety of LO2A for patients suffering from moderate to severe CCH. The trial is a multi-center trial in five different medical centers in Israel. As of June 30, 2018, all the 62 patients finished their three months treatment time. We believe that we currently have sufficient funds to complete the Multi-Center Trial, and expect results by the end of 2018.

In February 2018, we received Institutional Review Board (IRB) approval for the protocol of our Phase IV Study. The Phase IV Study will take place in Israel and will evaluate the safety and efficacy of LO2A for symptomatic improvement of DES in 60 adult patients with Sjögren’s. Enrolled patients will be randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. Drops will be administered topically to the eye over a three month period. This Phase IV Study is designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China, Ukraine and Israel. We enrolled our first patient in the Phase IV Study in the end of March 2018. We currently do not have sufficient funds to complete the Phase IV Study. The completion of such study is contingent upon our ability to raise additional funds.

We have not generated any revenues from operations since our inception and although we anticipate generating some immaterial revenue in Israel during the second half of 2018, we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting. Our operating expenses have increased from $712,000 in the six months ended June 30, 2017 to $1,805,000 in the six months ended June 30, 2018. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Results of Operations - Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017

Operating expenses:
Research and development	$(299,000)	(181,000)
General and administrative	(1,506,000)	(531,000)
Total operating costs	(1,805,000)	(712,000)
Financial income (expense), net	832,000	(624,000)
Net loss	$(973,000)	(1,336,000)

Revenues

We did not generate any revenues from operations during the six months ended June 30, 2018 and 2017. We had no revenues primarily because (1) from the time of the Creditors’ Arrangement (as defined below) of Wize Israel in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development. Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in the United States, Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement.

Operating Expenses

Research and development expenses. Research and development expenses were $299,000 for the six months ended June 30, 2018, compared to $181,000 for the six months ended June 30, 2017, an increase of $118,000 or 65%. The increase in research and development expenses is primarily related to additional expenses related to clinical trials.

General and administrative expenses. General and administrative expenses were $1,506,000 for the six months ended June 30, 2018, compared to $531,000 for the six months ended June 30, 2017, an increase of $975,000 or 183%. The increase in general and administrative expenses during these periods is primarily related to increases in investor’s relationship expense of $130,000, increase in professional and legal services of $97,000, increase in expenses related to issuance of RSU’s to Company’s officers and directors of $471,000 and stock-based compensation expense of $150,000.

Financial Income (expense), Net. Financial income (expense), net was $832,000 for the six months ended June 30, 2018 compared to financial expense, net of $(624,000) for the six months ended June 30, 2017, a change of $1,456,000 or 133%. The decrease in financial expenses during this period is primarily related to the change in the fair value of derivative liability for Investment Rights of $246,000 (this change resulted in a financial expense of $246,000 during the three months ended March 31, 2017 compared to no such expense in 2018) and amortization of premium related to convertible loans of $892,000 which we did not have in the six month period ended June 30, 2017.

Net Loss. As a result of the foregoing, we incurred a net loss of $973,000 for the six months ended June 30, 2018 compared to a net loss of $1,336,000 for the six months ended June 30, 2017, a decrease in the net loss of $363,000 or 27.2%.

Results of Operations -Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017

Operating expenses:
Research and development	$(89,000)	(100,000)
General and administrative	(1,180,000)	(214,000)
Total operating costs	(1,269,000)	(314,000)
Financial income (expense), net	401,000	(348,000)
Net loss	$(868,000)	(662,000)

Operating Expenses

Research and development expenses. Research and development expenses were $89,000 for the three months ended June 30, 2018, compared to $100,000 for the three months ended June 30, 2017, a decrease of $11,000 or 11%. The decrease in research and development expenses is considered not material.

General and administrative expenses. General and administrative expenses were $1,180,000 for the three months ended June 30, 2018, compared to $214,000 for the three months ended June 30, 2017, an increase of $966,000 or 451%. The increase in general and administrative expenses during these periods is primarily related to increases in professional and legal services, increase in expenses related to issuance of RSU’s to Company’s officers and directors and share-based compensation expense.

Financial Income (expense), Net. Financial income (expense), net was $401,000 for the three months ended June 30, 2018 compared to financial expense, net of $(348,000) for the three months ended June 30, 2017, a change of $749,000 or 214.6%. The decrease in financial expenses during this period is primarily related to the amortization of BCF, proceeds allocated to the derivative liability and debt issuance costs for convertible loans of $361,000 (compared to no such expense in 2018) and amortization of premium related to convertible loans of $446,000 which we did not have in the three month period ended June 30, 2017.

Net Loss. As a result of the foregoing, we incurred a net loss of $868,000 for the three months ended June 30, 2018 compared to a net loss of $662,000 for the three months ended June 30, 2017, an increase in the net loss of $206,000 or 131.1%.

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

Working Capital and Cash Flows

As of June 30, 2018 and December 31, 2017, we had $427,000 and $215,000 in cash and cash equivalents, respectively.

As of June 30, 2018 and December 31, 2017, we had $2,339,000 and $3,204,000, respectively, of outstanding loans, including accrued interest and net of discounts (or premium), all of which relates to convertible loans, as described below. However, the aggregate principal amount of such loans is $1,353,000 (not including interest).

As of June 30, 2018 and December 31, 2017, we had ($2,272,000) and ($3,103,000) of working capital (deficit), respectively. As of June 30, 2018, we had an accumulated deficit of $27,399,000. The decrease in working capital deficit was primarily due to the exercise by Ridge Valley Corporation (“Ridge”), Rimon Gold Assets Ltd. (“Rimon Gold”), Shimshon Fisher (“Fisher”), Simcha Sadan (“Sadan”) of PIPE Warrants and Investment Rights as more fully described below and due to amortization of premium related to convertible loans.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(1,014,000)	$(595,000)
Net cash provided by (used in) investing activities	$169,000	$(2,000)
Net cash provided by financing activities	$1,057,000	$830,000

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and 2017, net cash used in operating activities was $(1,014,000) and $(595,000), respectively. The increase in net cash used in operating activities was mainly due to a decrease in net loss of $363,000 and an increase in stock-based compensation of $747,000, which were mitigated by amortization of a premium related to convertible loans of $892,000.

For the six months ended June 30, 2018 and 2017, net cash used in investing activities was $169,000 and $(2,000), respectively. The increase in net cash provided by investing activities was mainly due to investment in restricted bank deposit and from proceeds from sale of marketable equity securities.

For the six months ended June 30, 2018 and 2017, net cash provided by financing activities was $1,057,000 and $830,000, respectively. Cash was provided in the six months ended June 30, 2018 by proceeds of $861,000 that were received from the exercise of certain convertible securities by Ridge, Rimon Gold and Sadan and from receipt on account of stock of $196,000. On March 26, 2018, Rimon Gold exercised a portion of their 2016 Investment Right (as defined below) and received 217,442 shares of Common Stock in exchange for approximately $284,000. On March 26, 2018, Ridge exercised a portion of their 2017 Investment Right (as defined below) and received 213,524 shares of Common Stock in exchange for approximately $284,000. On March 26, 2018, Sadan exercised a portion of his warrants to purchase (as adjusted based on an exchange ratio of each ordinary share of Wize Israel issued and outstanding converted into 4.1445791236989 shares of the Company’s Common Stock (the “Exchange Ratio”)) an aggregate of 904,036 shares of our Common Stock at an exercise price of $1.9728 (the “PIPE Warrants”), which PIPE Warrants were granted on November 16, 2017 and was issued 144,168 shares of our Common Stock in exchange for approximately $0.3 million. On February 22, 2018, we received notices from certain lenders to exercise 2017 Investment Rights to purchase an aggregate of 213,524 shares of Common Stock for $284,000. In April and May, 2018, the Company received the aggregate exercise price of approximately $196,000 on account of stock to be issued. In July 2018, the Company received an additional $88,000 representing the remaining portion of the exercise price related to the exercise notice discussed above, and issued 213,524 shares of Common stock.

Cash was provided in the six month period ended June 30, 2017 primarily by net proceeds from issuance of convertible loan, net of issuance costs of $614,000 and from proceeds on account of shares $134,000.

Outlook

According to management estimates, liquidity resources as of June 30, 2018 will not be sufficient to maintain our planned level of operations for the next 12 months. In particular, we intend to seek the agreement of the lenders to convert convertible loans into shares before the maturity date (on December 31, 2018) and to raise additional funding. However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A - “RISK FACTORS – Risks Related to our Business,” in our 2017 Form 10-K. As of June 30, 2018, we had an accumulated deficit and a stockholders’ deficit. In addition, during the six months ended June 30, 2018 and 2017, we reported losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern.

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

As of June 30, 2018, we (through Wize Israel) had a total principal and accrued interest balance of approximately $1.4 million of loans outstanding under the convertible loans described below, of which (1) Ridge extended a principal amount of NIS 1.0 million (approximately $270,000), (2) Rimon Gold extended a principal amount of NIS 3.0 million (approximately $811,000), and (3) Fisher (not affiliated, to Wize Israel’s knowledge, with Ridge or Rimon Gold) extended a principal amount of NIS 1.0 million (approximately $270,000). Below is a summary of the material provisions of these loan agreements.

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

Rimon Gold is entitled, under certain circumstances, to demand repayment of the 2016 Loan, including among others: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2016 Loan Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to stay proceedings; (vi) upon the expiration or termination of the LO2A License Agreement or if any party is in material breach of the LO2A License Agreement or if any party notifies the other of its intention to terminate the LO2A License Agreement; (vii) an adverse material change; and (viii) upon the non-performance of Wize Israel pursuant to the 2017 Loan Agreement (as defined below) described below. We believe that we have complied with the aforementioned covenants through June 30, 2018.

The 2016 Loan Agreement and the Security Agreements contain a number of other restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends. We believe that we have complied with the aforementioned covenants through June 30, 2018.

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

Ridge is entitled, under certain circumstances, to demand repayment of the 2017 Loan, including: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2017 Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to freeze proceedings; and (vi) an adverse material change. We believe that we have complied with the aforementioned covenants through June 30, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and June 31, 2017, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2w to our consolidated financial statements as of December 31, 2017 included in our 2017 Form 10-K and Note 2b to Q2 2018 Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2018, we issued 6,945 shares of our common stock, $0.001 par value (the “Common Stock”), with a fair market value of $24,932, to Corporate Profile, LLC, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile, LLC pursuant to a letter agreement, dated February 1, 2018, between Corporate Profile, LLC and the Company.

On April 23, 2018, we issued 5,208 shares of our Common Stock, with a fair market value of $29,165, to Yosef Shimony, C.P.A (“Shimony”), in payment of a portion of the consulting fee for finance services owed to Shimony pursuant to a letter agreement, dated January 1, 2018, between Shimony and the Company.

On April 4, 2018, we granted to our officers, directors and a consultant, 131,200 fully vested RSUs and options exercisable into 229,500 shares of our Common Stock at an exercise price of $3.59 per share of Common stock. The options will vest quarterly over a period of 36 months.

On June 25, 2018, we issued 6,945 shares of our Common Stock, with a fair market value of $40,559, to Corporate Profile, LLC, in payment of a portion of the consulting fee for investor relations services owed to Corporate Profile, LLC pursuant to a letter agreement, dated February 1, 2018, between Corporate Profile, LLC and the Company.

On June 25, 2018, we issued 5,208 shares of our Common Stock, with a fair market value of $30,415, to Shimony, in payment of a portion of the consulting fee for finance services owed to Shimony pursuant to a letter agreement, dated January 1, 2018, between Shimony and the Company.

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

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Q2 2018 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: August 14, 2018	By	/s/ Or Eisenberg
Or Eisenberg
Acting Chief Executive Officer,
Chief Financial Officer, Treasurer and
Secretary (Principal Executive Officer,
Principal Financial and Accounting Officer)

