Form 10-Q
period 2018-09-30
Wize Pharma, Inc.
filed 2018-11-13
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

+(972) (72) 260-0536

(Registrant’s telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, on November 13, 2018 was 8,462,550.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc. (formerly known as OphthaliX, Inc.), a Delaware corporation, and its wholly-owned Israeli subsidiary, Wize Pharma Ltd. (“Wize Israel”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.704 to one U.S. dollar, the exchange rate reported by the Bank of Israel for October 29, 2018.

On March 5, 2018, we effected a reverse stock split of our common stock, $0.001 par value (the “Common Stock”) at a ratio of one for twenty-four (1:24) (the “Reverse Stock Split”). Unless otherwise indicated, all share and per share amounts included in this Quarterly Report for all periods prior to March 5, 2018, have been adjusted retroactively to reflect the effects of the Reverse Stock Split.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2018

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Comprehensive Loss	4

Consolidated Statements of Changes in Stockholders’ Deficit	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Unaudited Interim Consolidated Financial Statements	8 - 25

- - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of September 30,	As of December 31,
	2018	2017
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$99	$215
Restricted bank deposit	-	12
Marketable equity securities	34	323
Other current assets	147	40

Total current assets	280	590

NON-CURRENT ASSETS:

Property and equipment, net	6	5

TOTAL ASSETS	$286	$595

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Q3 2018 Financial Statements”).

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	As of September 30,	As of December 31,
	2018	2017
	Unaudited	Audited

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade payables	$84	$43
Other accounts payable	242	196
Current portion of license purchase obligation	250	250
Convertible loans, net	1,906	3,204

Total current liabilities	2,482	3,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

Preferred Stock, with $0.001 par value per share - Authorized: 1,000,000 shares at September 30, 2018 and December 31, 2017; Issued and outstanding: 0 at September 30, 2018 and December 31, 2017	-	-
Common Stock, with $0.001 par value per share - 500,000,000 shares authorized at September 30, 2018 and December 31, 2017; 5,362,550 and 4,350,608 shares issued and outstanding at September 30, 2018 and December 31, 2017	5	4
Additional paid- in capital	25,786	23,397
Accumulated other comprehensive loss	(73)	(47)
Accumulated deficit	(27,914)	(26,452)

Total Stockholders’ deficit	(2,196)	(3,098)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$286	$595

The accompanying notes are an integral part of the Q3 2018 Financial Statements.

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
	Unaudited		Unaudited

Operating expenses:
Research and development expenses	$(521)	$(288)	$(222)	$(107)
General and administrative expenses	(2,244)	(760)	(738)	(229)

Operating loss	(2,765)	(1,048)	(960)	(336)

Financial income (expense), net	1,277	(1,016)	445	(392)

Net loss	$(1,488)	$(2,064)	$(515)	$(728)

Other comprehensive loss:
Foreign currency translation adjustments	-	(51)	-	30

Other comprehensive loss	-	(51)	-	30

Comprehensive loss	$(1,488)	$(2,115)	$(515)	$(698)

Basic and diluted net loss per share	$(0.30)	$(0.64)	$(0.10)	$(0.2)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	4,928,903	3,208,948	5,327,743	3,578,987

The accompanying notes are an integral part of the Q3 2018 Financial Statements.

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	Ordinary Shares			Additional paid-in	Treasury	Receipt on account of stock to be	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	shares	issued	income (loss)	deficit	deficit

Balance as of January 1, 2017 (audited)	3,023,043	$3		$23,391	$(747)	-	$5	$(23,483)	$(831)
Beneficial conversion feature in respect to convertible loan	-	-		811	-	-	-	-	811
Classification of derivative liability for right to future investment into equity	-	-		280	-	-	-	-	280
Issuance of units consisting of common stock and detachable warrants, net of issuance costs	860,987	1		965	-	-	-	-	966
Exercise of options into common stock	31,439	-	*)	21	-	-	-	-	21
Cancellation of treasury shares with respect to reverse recapitalization	-	-		(747)	747	-	-	-	-
Shares issued with respect to reverse recapitalization	435,139	-	*)	298	-	-	-	-	298
Amount that was allocated to the repurchase of beneficial conversion feature in convertible loans	-	-		(2,800)	-	-	-	-	(2,800)
Amount that was allocated to the right for future investment - loan 2016	-	-		44	-	-	-	-	44
Amount that was allocated to the right for future investment- loan 2017	-	-		1,115	-	-	-	-	1,115
Deemed dividend with respect to the repurchase of right for future investment	-	-		-	-	-	-	(3)	(3)
Stock-based compensation	-	-		19	-	-	-	-	19
Foreign currency translation adjustment	-	-		-	-	-	(78)	-	(78)
Changes in unrealized gains on marketable equity securities	-	-		-	-	-	26		26
Net loss for the year	-	-		-	-	-	-	(2,966)	(2,966)

Balance as of December 31, 2017 (audited)	4,350,608	4		23,397	-	-	(47)	(26,452)	(3,098)
Cumulative effect adjustment as a result from transition to ASU 2016-01 (see note 2b)	-	-		-	-	-	(26)	26	-
Issuance of shares with respect to exercise of PIPE Warrants and right for future investment (see note 6d)	788,658	1		1,144	-	-	-	-	1,145
Stock-based compensation	223,284	-	*)	1,245	-	-	-	-	1,245
Net loss for the interim period	-	-		-	-	-	-	(1,488)	(1,488)

Balance as of September 30, 2018 (unaudited)	5,362,550	$5		$25,786	$-	$-	$(73)	$(27,914)	$(2,196)

*)	Representing amount less than $1

The accompanying notes are an integral part of the Q3 2018 Financial Statements.

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2018	2017
	Unaudited
Cash flows from operating activities
Net loss	$(1,488)	$(2,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	* )
Stock-based compensation	1,245	33
Change in fair value of marketable equity securities	32	-
Amortization of discounts resulting from beneficial conversion feature and derivative liability and debt issuance costs related to convertible loans	-	729
Accrued interest on convertible loans	40	33
Amortization of premium related to convertible loans	(1,338)	-
Change in the fair value of derivative liability for Right to Future Investment	-	246
Increase in license purchase obligation	150	-
Change in the fair value of license purchase obligation	-	1
Change in:
Other current assets	(100)	(28)
Account receivables	(7)	-
Trade payables	41	30
Other accounts payable	46	37

Net cash used in operating activities	(1,378)	(983)
Cash flows from investing activities
Purchase of property and equipment	(2)	(2)
Proceeds from sale of marketable equity securities	257	-
Restricted bank deposit	12	-

Net cash provided by (used in) investing activities	267	(2)
Cash flows from financing activities
Proceeds from loans from controlling shareholder	-	82
Proceeds from issuance of convertible loan, net of issuance costs	-	620
Payment of license purchase obligation	(150)	(154)
Proceeds from issuance of shares with respect to exercise of PIPE Warrants and right for future investment	1,145	-
Proceeds from issuance of units consisting of ordinary shares and detachable warrants, net of issuance costs	-	963

Net cash provided by financing activities	995	1,511
Foreign currency translation adjustments on cash and cash equivalents	-	18

Increase in cash and cash equivalents	(116)	544
Cash and cash equivalents at the beginning of the period	215	28
Cash and cash equivalents at the end of the period	$99	$572

*)	Representing an amount of less than $1

(Continued)

WIZE PHARMA, INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Continued)

	Nine months ended September 30,
	2018	2017
	Unaudited
Supplemental disclosure of non-cash financing activities:

Reclassification of derivative liability for Right to Future Investment into equity	$-	$280

Conversion of bridge loans from controlling shareholder to convertible loans	$-	$206

The accompanying notes are an integral part of the Q3 2018 Financial Statements.

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

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A”) in the United States, Israel, Ukraine and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in the United States, Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In July 2018, the Company paid Resdevco royalties in the amount of $150.

Following the Merger (as defined below) transaction as described in Note 1d, the business of Wize Israel became the ongoing business of the Company and the Company is defined as a “smaller reporting company”, according to Item 10(f)(1) of Regulation S-K, as promulgated by the United States Securities and Exchange Commission (the “SEC”).

See Note 8 below with respect to the private placement of the Company which closed in October 2018.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any revenues from its current operations other than immaterial revenue in Israel during the third quarter of 2018 of $7 which were deducted from research and development expenses, and therefore is dependent upon external sources for financing its operations. As of September 30, 2018, the Company has an accumulated deficit of $27,914 and a stockholders’ deficit of $2,196.

In addition, in the three and nine month periods ended September 30, 2018, and in the year ended December 31, 2017, the Company reported losses and negative cash flows from operating activities.  Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

The accompanying Q3 2018 Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of September 30, 2018, the Company had an accumulated deficit of $27,914. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any revenues from product sales other than immaterial revenue in Israel during the third quarter of 2018 of $7 which were deducted from research and development expenses and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities.

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

On the Closing Date, each issued and outstanding ordinary share of Wize Israel was automatically converted into  4.1445791236989 shares (the “Exchange Ratio”) (such number not being converted as per the Reverse Stock Split described in Note 6b) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). As a result, an aggregate of 3,915,469 shares, or 90% of the issued and outstanding Common Stock were issued to Wize Israel’s shareholders. The pre-Merger stockholders of the Company retained an aggregate of 435,052 shares, or 10% of the issued and outstanding Common Stock.

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

b.	Recently Issued Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”

Commencing January 1, 2018 the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

An entity should apply the amendments in ASU 2014-09 using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

In accordance with an amendment to ASU 2014-09, the new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company).

Since the company did not report significant revenues, the adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statements.

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

Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.

Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the goods has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Equity-classified nonemployee share-based payment awards will be measured at the grant date (the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award). With respect to awards with performance conditions, ASU 2018-07 concludes that, consistent with the accounting for employee share-based payment awards, an entity will consider the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions.

ASU 2018-07 also requires that the classification of equity classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless the award was modified after the goods has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing goods or services. This eliminates the requirement to reassess classification of such awards upon vesting.

In addition, ASU 2018-07 includes certain non-public entity-specific amendments.

ASU 2018-07 is effective for public entities in annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue recognition guidance (which became effective for the Company and adopted with no significant effect, in its interim financial statements for 2018).

An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established, through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date.

The Company has elected to early apply ASU 2018-07 in its interim financial statements for the interim period ended September 2018. However, as there are no liability-classified awards and as there were no equity-classified awards for which a measurement date has not been established as of January 1, 2018 (the beginning of the fiscal year of adoption), the adoption did not have significant effect on the financial statements. Also, as a result of the adoption all equity-classified nonemployee share-based payment awards granted during 2018 were measured at grant-date fair value of the equity instruments that the Company is obligated to issue.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other interim period.

The accompanying Financial Statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018 and amended on June 5, 2018. The accompanying consolidated balance sheet as of December 31, 2017, and the accompanying consolidated statements of changes in stockholders’ deficit for the year then ended has been derived from those audited financial statements.

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

On March 20, 2016, Wize Israel entered into an agreement (as amended on March 30, 2016, the “2016 Loan Agreement”) pursuant to which Rimon Gold Assets Ltd. (“Rimon Gold”) extended a loan in the principal amount of up to NIS 2 million (approximately $531 according to an exchange rate on March 20, 2016, the loan origination date), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), the 2016 Loan had a maturity date of December 31, 2018. See Note 8 with respect to the modification of the maturity date of the 2016 Loan subsequent to September 30, 2018.

Under the 2016 Loan Agreement, Rimon Gold had the right, at its sole discretion, to convert any outstanding portion of the 2016 Loan, but not less than NIS 100,000 (approximately $26 according to an exchange rate on March 20, 2016, the loan origination date), into Wize Israel ordinary shares at a conversion price per share of NIS 15.2592 (approximately $3.84), subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement. As a result of the Merger and based on the Exchange Ratio, the conversion price per share for the 2016 Loan was adjusted to NIS 3.6 (approximately $0.96). As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2016 Loan is $531 and the conversion price per share for the 2016 Loan was adjusted to $0.9768.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	CONVERTIBLE LOANS (Cont.)

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), Rimon Gold has the right (the “2016 Investment Right”), until June 30, 2019, to invest up to $797 , in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment (as defined below), from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events). See Note 8 with respect to the modification of the maturity date of the 2016 loan subsequent to September 30, 2018.

On January 15, 2017, Wize Israel entered into the loan agreement (the “2017 Loan Agreement”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher,” and together with Ridge and Rimon Gold, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274 according to an exchange rate on January 17, 2017, the loan origination date) and in the aggregate principal amount of up to NIS 3 million (approximately $822 according to an exchange rate on January 17, 2017, the loan origination date), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment (as defined below), the 2017 Loan has a maturity date of December 31, 2018. See Note 8 with respect to the modification of the maturity date of the 2016 loan subsequent to September 30, 2018.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28 according to an exchange rate on January 17, 2017, the loan origination date), that the lender provided to Wize Israel (each such portion converted into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE, the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15). As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2017 Loan is $822 and the 2017 Loan Conversion Price was adjusted to $1.1112. See “2017 Loan Amendment” below.

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment (as defined below), the 2017 Lenders have the right (the “2017 Investment Right”), until June 30, 2019, to invest up to $1,233, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted in December 2017, based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events). See Note 8 with respect to the modification of the maturity date of the 2016 loan subsequent to September 30, 2018.

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

	2017 Loan		2016 Loan

Aggregate principal amount	$822	(*)	$531

Conversion price per Company’s share	$1.1112		$0.9768

Aggregate maximum of Right to Future Investment	$1,233	(**)	$797

Exercise Price of Right to Future Investment	$1.332		$1.308

(*)	Principal loan amount of $274 for each of the three 2017 Lenders.
(**)	Maximum of Right to Future Investment of $411 for each of the three 2017 Lenders.

The below table describes the roll forward of 2017 Loan and 2016 Loan for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30,		December 31,
	2018		2017

Opening balance	$3,204		$289
Proceeds from issuance of convertible loan, net of issuance cost	-		811
Recognition of BCF as a discount of 2017 Loan	-		(811)
Amortization of premium related to convertible loans	(1,338	)(*)	-
Amortization of discounts resulting from BCF and derivative liability and debt issuance costs related to 2017 Loan and 2016 Loan	-		1,122
Accrued interest on 2017 Loan and 2016 Loan	40		47
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishment	-		(1,458)
Amount allocated to 2016 and 2017 Loan based on modified terms	-		3,204

	$1,906		$3,204

(*)

The amortization of premium represents the periodic amortization of the balance of the amount that was allocated to the 2016 and 2017 Loans upon the 2017 Loan amendment into the respective principal amount of such loans.

See Note 8 with respect to the modifications to the convertible loan agreements subsequent to September 30, 2018.

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

d.	On February 28, 2018, the Company received notices from existing stockholders and lenders to exercise 2016 Investment Right and 2017 Investment Rights and warrants issued in a private placement of Wize Israel that was completed in July and August 2017 (the “PIPE Warrants”) to purchase an aggregate of 788,658 shares of Common Stock. During the nine months ended September 30, 2018, the Company received the aggregate exercise price of approximately $1,148 and issued 788,658 shares of Common Stock as follows:

1.

144,168 PIPE Warrants were exercised into 144,168 shares of common stock by certain stockholder. The aggregate exercise price amounted to approximately $293 was received in cash. As of September 30, 2018, 759,869 PIPE Warrants remain outstanding.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

2.

Certain holders of 2016 Investment Rights and 2017 Investment Rights exercised a portion of such rights and invested, in the aggregate, $854 for 217,442 and 427,048 respectively, shares of Common stock at an exercise price per share of $1.308 and $1.332 per share, respectively. As of September 30, 2018, the remaining 2016 Investment Rights and 2017 Investment Rights amount to approximately $765.

e.

In April and June 2018, the Company issued 24,306 shares of Common Stock to two of its service providers in exchange for their services provided in 2018. The Company recognized an amount of $110 in its interim financial statements for the nine month period ended September 30, 2018 and an amount of approximately $15 will be recognized until the end of 2018.

f.

On May 10, 2018, the Company filed an amendment to the S-1 Registration Statement, for the purpose of registering (i) 922,330 shares of Common Stock that were outstanding as of that date; and (ii) 338,945 shares of Common Stock which are issuable upon conversion of the 2016 Loan and/or the 2017 Loan. The S-1 Registration Statement was declared effective by the SEC on July 12, 2018.

g.	In July 2018, the Company issued 67,778 shares of Common Stock to certain service providers in exchange for their services provided in 2018. The Company recognized an amount of $381 in its interim financial statements for the nine month period ended September 30, 2018.

h.	Stock-based compensation:

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

As of September 30, 2018, the Company has 40,474 shares of Common Stock available for future grant under the 2012 Plan. As of September 30, 2018, under the 2012 Plan, the Company had options exercisable into 4,896 shares of Common Stock outstanding and exercisable.

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

The exercise price per share subject to each option will be determined by the administrator, subject to applicable laws and to guidelines adopted by the Board of Directors from time to time. In the event the exercise price is not determined by the administrator, the exercise price of an option will be equal to the closing stock price of the Common Stock on the last trading day prior to the date of grant. Upon the adoption of the 2018 Plan, the Company’s Board of Directors reserved for issuance 2,500,000 shares of Common Stock. Through September 30, 2018, the Company granted 255,000 options to directors, officers and a consultant see also Note 6k and Note 6l.

i.

On March 1, 2018, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate the Reverse Stock Split (see also Note 6b).

j.

On April 4, 2018, the Company granted to its officers, directors and a consultant, 131,200 fully vested RSUs. The Company determined the fair value of the RSUs to be the quoted market price of the Company’s common stock units on the date of issuance. The aggregate fair value of these restricted stock units issued was $471, and was recognized during the three month period ended June 30, 2018.

k.	On April 4, 2018, the Company granted to its officers, directors and a consultant options exercisable into 229,500 shares of Common Stock and have exercise price of $3.59 per stock. The options will vest quarterly over a period of 36 months. The Company recognized $260 during the nine months period ended September 30, 2018.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

l.

On August 15, 2018, the Company granted to its consultant options exercisable into 25,500 shares of Common Stock at an exercise price of $4.50 per share of Common stock. The options will vest quarterly over a period of 36 months.

Transactions related to the grant of fully vested RSUs to officers, directors and a consultant during the period ended September 30, 2018, were as follows:

September 30,
2018

Opening balance	-
Granted	131,200

Outstanding as of September 30, 2018	131,200

Transactions related to the grant of options to employees and directors under the 2012 Plan during the period ended September 30, 2018, were as follows:

	As of September 30, 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)

Options outstanding as of December 31, 2017	4,896	$190.8	4.86
Granted	-	-	-

Options outstanding and exercisable as of September 30, 2018	4,896	$190.8	4.11

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	STOCKHOLDERS’ DEFICIT (Cont.)

Transactions related to the grant of options to employees and directors under the 2018 Plan during the period ended September 30, 2018, were as follows:

	As of September 30, 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)

Options outstanding as of December 31, 2017	-	$-	-
Granted	255,000	$3.68	6.55

Options outstanding as of September 30, 2018	255,000	$3.68	6.55

Options exercisable as of September 30, 2018	19,125	$3.59	6.5

At September 30, 2018, there was $351 of total unrecognized compensation cost related to non-vested option grants that is expected to be recognized over a weighted-average period of 2.5 years. The intrinsic value of options outstanding and exercisable at September 30, 2018 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options. With respect to grants of options, the risk-free rate of interest was based on the U.S. Treasury rates appropriate for the contractual term of the grant, expected volatility was calculated based on average volatility of the Company and five representative companies and expected term of stock-based grants of 3.63-5 years.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	FINANCIAL INCOME (EXPENSE), NET

Composition:

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017

Financial income:
Exchange rate differences	$15	$-	$18	$-
Amortization of premium related to convertible loans	1,338	-	446	-

Total finance income	1,353	-	464	-

Financial expenses:
Accrued interest on convertible loans	(40)	(33)	(13)	(14)
Amortization of BCF, proceeds allocated to the derivative liability and debt issuance costs for convertible loans	-	(729)	-	(368)
Change in the fair value of derivative liability for Right to Future Investment	-	(246)	-	-
Amortization of discount and exchange rate differences on license purchase obligation	-	(1)	-	(5)
Change in fair value of marketable equity securities	(32)	-	(4)	-
Bank commissions	(4)	(7)	(2)	(5)

Total financial expenses	(76)	(1,016)	(19)	(392)

Total financial income (expense), net	$1,277	$(1,016)	$445	$(392)

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	SUBSEQUENT EVENTS

On October 22, 2018, The Company entered into a securities purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of (i) 3,100,000 shares of common stock, for a purchase price of $1.00 per share, and (ii) 1,350 shares of newly created Series A Preferred Stock (each convertible into 1,000 shares of common stock), for a purchase price of $1,000 per share, for aggregate gross proceeds under the Purchase Agreement of $4,450. The Company also agreed to issue to the investors Series A warrants (the “Series A Warrants”) to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)), and Series B warrants (the “Series B Warrants, and together with the Series A Warrants, the “Warrants”), to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)). The Series A Warrants will have an exercise price of $1.10 per share, and the Series B Warrants will have an exercise price of $1.00 per share. The investors under the Purchase Agreement include prior investors in the Company and a lender to the Company.

The Series A Warrants, when issued, will have a term of 5 years from issuance, and the Series B Warrants will have a term that expires 20 days following the later of (i) the public announcement of Phase II clinical data for LO2A and (ii) six months following the issuance date, provided that, for each day after the issuance date that an Equity Conditions Failure (as defined in the Series B Warrants) has occurred, the expiration date of the Series B Warrants will be extended by one day.

In the event that, during the period commencing upon execution of the Purchase Agreement, and expiring on the trading day immediately following the date that the Company has raised, beginning after the issuance date of the Warrants, at least $10 million in gross proceeds from the issuance of the Company’s securities, the Company issues or sells common stock (or securities convertible into or exercisable into common stock) at a purchase price (or conversion or exercise price, as applicable) lower than the exercise price of the Warrants, than the exercise price of the Warrants will be reduced to such lower price, subject to certain exceptions.

Pursuant to the Purchase Agreement, the Company granted to the investors thereunder, for a period of three years from the closing date of the Purchase Agreement, a right of participation of up to an aggregate of 35% in any subsequent offering of the Company, subject to certain exceptions.

The Warrants will be exercisable on a cashless basis in the event that, six months after the closing of the Purchase Agreement, there is not an effective registration statement for the resale of the shares underlying the Warrants. The Warrants may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% (or 9.99%, at the election of the investor) of the Company’s outstanding common stock.

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	SUBSEQUENT EVENTS (Cont.)

Pursuant to the Purchase Agreement, the Company agreed that it will not, for a period commencing upon the closing of the Purchase Agreement, until the earlier of (i) 150 days following the date that all of the common stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale, (ii) six months after the date that a non-affiliate investor under the Purchase Agreement may first sell securities purchased thereunder under Rule 144, (iii) 120 days following the listing of the common stock on a Qualified Market (as defined below) and (iv) the first trading day that the weighted average price of the common stock exceeds $5.00 per share for 10 consecutive trading days occurring after the date that a registration statement covering the resale of all of the common stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale, offer or sell any common stock (or securities convertible into or exercisable into common stock), or file any registration statement, other than pursuant to the Registration Rights Agreement or on Form S-8, subject to certain exceptions.

In connection with the Purchase Agreement, on October 22, 2018, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Series A Certificate of Designations”) with the Secretary of State of Delaware. Pursuant to the Series A Certificate of Designations, the Company designated 1,350 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1,000 per share and is convertible into shares of common stock in an amount determined by dividing the stated value of $1,000 by the conversion price of $1.00, such that each share of Series A Preferred Stock is convertible into 1,000 shares of common stock. The Series A Preferred Stock may not be converted into common stock to the extent such conversion would cause the holder to beneficially own more than 4.99% (or 9.99%, at the election of the investor) of the Company’s outstanding common stock. The Series A Preferred Stock is entitled to dividends on an as-converted basis with the common stock. The Series A Preferred Stock votes with the common stock on an as-converted basis, subject to the beneficial ownership limitation.

The Company will be obligated to pay liquidated damages to the investors if the Company fails to file the resale registration statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, fails to maintain the Registration Statement and upon the occurrence of certain other events. The Company shall pay to each investor cash equal to 2% of such investor’s total purchase price on the dates of each deficiency and on the 30th day after such deficiencies until such deficiencies are cured, up to a maximum of 10% of the purchase price.

The Company engaged ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”), as the placement agent for the private placement, pursuant to a placement agency agreement between the Company and ThinkEquity (the “Placement Agency Agreement”). The Company will pay ThinkEquity a fee equal to 8% of the gross proceeds, excluding proceeds received from certain investors for its services as placement agent, and will issue to ThinkEquity or its designees warrants to purchase 267,000 shares of common stock (equal to 6% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)).

WIZE PHARMA, INC. AND SUBSDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	SUBSEQUENT EVENTS (Cont.)

Such warrants will have an exercise price of $1.00 per share and will otherwise have the same terms as the Series A Warrants issued to the investors. The Company will also pay to ThinkEquity a non-accountable expense allowance of $30,000 and reimburse ThinkEquity for its legal expenses in connection with the offering in the amount of $50,000. The Company granted to ThinkEquity a right of first refusal for a period of nine months following the closing of the offering, to act as sole financial advisor, sole investment banker, sole book-runner, and/or sole placement agent, for each and every future public and private equity and debt offering of the Company during such period, on terms and conditions customary to ThinkEquity. The Company will also pay Mesodi Consultation & Investments, Ltd. (“Mesodi”) a fee of $89,000 and will issue to Mesodi warrants to purchase 89,000 shares of common stock. Such warrants will have the same terms as the Warrants issued to the investors, in connection with the private placement.

In connection with the Purchase Agreement, on October 19, 2018 the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to the existing convertible loan (the “Amendment”). Pursuant to Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the Registration Rights Agreement covering the resale of all common stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale for investors who are not a party to the Loan Agreements Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements Maturity Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive loss and cash flows for the three and nine months ended September 30, 2018. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018 and amended on June 5, 2018 (the “2017 Form 10-K”) and our accompanying unaudited interim consolidated financial statements and notes to these financial statements. All amounts are in U.S. dollars and rounded to thousands of U.S dollars, except for share and per share data.

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

We intend to market LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and Sjögren’s in the United States, Israel, Ukraine and the People’s Republic of China (“China”) in the territories that we have licensed LO2A, and in additional territories, subject to purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. Currently, we have a distribution agreement for marketing in Israel, where LO2A is approved for the treatment of DES only, a distribution agreement for marketing in Ukraine, where the Company plans to register LO2A for the treatment of DES and CCH, and a distribution agreement for distribution in China, where the preparation for the registration process commenced in December 2017 by the Chinese distributor. The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II and Phase IV clinical trials that we are currently conducting.

We plan to engage local or multinational distributors to handle the distribution of LO2A. In particular, we intend to engage, subject to obtaining the requisite rights in LO2A, pharmaceutical companies or distributors around the world with relevant marketing capabilities in the pharmaceutical field, in order for such pharmaceutical companies to sell LO2A, with us prioritizing those territories where we may expedite the registration process of LO2A based on existing knowledge and studies previously conducted on LO2A, without requiring additional studies. In case additional studies are required and / or existing certification or documentation is required, the Company will re-evaluate the economic value and expected time frame to obtain said objective.

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

In March 2018, we commenced a Phase IV Study. The Phase IV Study is a multi-center trial in three different medical centers in Israel and will evaluate the safety and efficacy of LO2A for symptomatic improvement of DES in 60 adult patients with Sjögren’s. Enrolled patients will be randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. Drops will be administered topically to the eye over a three month period. This Phase IV Study is designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China, Ukraine and Israel.

We have not generated any revenues from operations since our inception, other than immaterial revenue in Israel during the third quarter of 2018 of $7,000 which were deducted from research and development expenses, we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting. Our operating expenses have increased from $1,048,000 in the nine months ended September 30, 2017 to $2,765,000 in the nine months ended September 30, 2018. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Results of Operations - Nine months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017

Operating expenses:
Research and development	$(521,000)	(288,000)
General and administrative	(2,244,000)	(760,000)
Total operating costs	(2,765,000)	(1,048,000)
Financial income (expense), net	1,277,000	(1,016,000)
Net loss	$(1,488,000)	(2,064,000)

Revenues

We did not generate any material revenues from operations during the nine months ended September 30, 2018 and we did not generate any revenues from operations during the nine months ended September 30, 2017. We had no revenues primarily because (1) from the time of the Creditors’ Arrangement (as defined below) of Wize Israel in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development. Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in the United States, Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement.

Operating Expenses

Research and development expenses. Research and development expenses were $521,000 for the nine months ended September 30, 2018, compared to $288,000 for the nine months ended September 30, 2017, an increase of $233,000 or 80.9%. The increase in research and development expenses is primarily related to additional expenses related to clinical trials. In 2017 all research and development expenses related to CCH clinical trial, while in 2018 research and development expenses related both to CCH and Sjögren clinical trials.

General and administrative expenses. General and administrative expenses were $2,244,000 for the nine months ended September 30, 2018, compared to $760,000 for the nine months ended September 30, 2017, an increase of $1,484,000 or 195.3%. The increase in general and administrative expenses during these periods is primarily related to increases in investor’s relationship expense of $105,000, increase in professional and legal services of $89,000, increase in expenses related to issuance of RSU’s to Company’s officers and directors of $471,000 and other stock-based compensation expense of $649,000.

Financial Income (expense), Net. Financial income (expense), net was $1,277,000 for the nine months ended September 30, 2018 compared to financial expense, net of $(1,016,000) for the nine months ended September 30, 2017, a change of $2,293,000 or 225.7%. The decrease in financial expenses during this period is primarily related to the amortization of BCF, proceeds allocated to the derivative liability and debt issuance costs for convertible loans of $(729,000) during the nine months ended September 30, 2017 compared to no such expense in 2018, change in the fair value of derivative liability for Right to Future Investment of $(261,000) during the nine months ended September 30, 2017 compared to no such expense in 2018, and amortization of premium related to convertible loans of $1,338,000 which we did not have in the nine month period ended September 30, 2017.

Net Loss. As a result of the foregoing, we incurred a net loss of $1,488,000 for the nine months ended September 30, 2018 compared to a net loss of $2,064,000 for the nine months ended September 30, 2017, a decrease in the net loss of $576,000 or 27.9%.

Results of Operations -Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017

Operating expenses:
Research and development	$(222,000)	(107,000)
General and administrative	(738,000)	(229,000)
Total operating costs	(960,000)	(336,000)
Financial income (expense), net	445,000	(392,000)
Net loss	$(515,000)	(728,000)

Operating Expenses

Research and development expenses. Research and development expenses were $222,000 for the three months ended September 30, 2018, compared to $107,000 for the three months ended September 30, 2017, an increase of $115,000 or 107.4%. The increase in research and development expenses is primarily related to additional expenses related to clinical trials. In 2017 all research and development expenses related to CCH clinical trial, while in 2018 research and development expenses related both to CCH and Sjögren clinical trials.

General and administrative expenses. General and administrative expenses were $738,000 for the three months ended September 30, 2018, compared to $229,000 for the three months ended September 30, 2017, an increase of $509,000 or 222.2%. The increase in general and administrative expenses during these periods is primarily related to increases in professional and legal services and share-based compensation expense.

Financial Income (expense), Net. Financial income (expense), net was $445,000 for the three months ended September 30, 2018 compared to financial expense, net of $(392,000) for the three months ended September 30, 2017, a change of $837,000 or 218%. The decrease in financial expenses during this period is primarily related to the amortization of BCF, proceeds allocated to the derivative liability and debt issuance costs for convertible loans of $(368,000) (compared to no such expense in 2018) and amortization of premium related to convertible loans of $446,000 which we did not have in the three month period ended September 30, 2017.

Net Loss. As a result of the foregoing, we incurred a net loss of $515,000 for the three months ended September 30, 2018 compared to a net loss of $728,000 for the three months ended September 30, 2017, a decrease in the net loss of $213,000 or 29.1%.

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

Working Capital and Cash Flows

As of September 30, 2018 and December 31, 2017, we had $99,000 and $215,000 in cash and cash equivalents, respectively.

As of September 30, 2018 and December 31, 2017, we had $1,906,000 and $3,204,000, respectively, of outstanding loans payable, including accrued interest and net of discounts (or premium), all of which relates to convertible loans, as described below. However, the aggregate principal amount of such loans is $1,353,000 (not including interest).

As of September 30, 2018 and December 31, 2017, we had $(2,202,000) and $(3,103,000) of working capital (deficit), respectively. As of September 30, 2018, we had an accumulated deficit of $27,914,000. The decrease in working capital deficit was primarily due to the exercise by Ridge Valley Corporation (“Ridge”), Rimon Gold Assets Ltd. (“Rimon Gold”), Shimshon Fisher (“Fisher”), Simcha Sadan (“Sadan”) of PIPE Warrants and Investment Rights as more fully described below and due to amortization of premium related to convertible loans.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2018	2017

Net cash used in operating activities	$(1,378,000)	$(983,000)
Net cash provided by (used in) investing activities	$267,000	$(2,000)
Net cash provided by financing activities	$995,000	$1,511,000

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018 and 2017, net cash used in operating activities was $(1,378,000) and $(983,000), respectively. The increase in net cash used in operating activities was mainly due to a decrease in net loss of $576,000 and an increase in stock-based compensation of $1,212,000, which were mitigated by amortization of a premium related to convertible loans of $1,338,000.

For the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $267,000 and $(2,000), respectively. The increase in net cash provided by investing activities was mainly due to proceeds from sale of marketable equity securities of $257,000 and from decrease in restricted bank deposit of $12,000.

For the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $995,000 and $1,511,000, respectively. Cash was provided in the nine months ended September 30, 2018 by proceeds of $995,000 that comprise of payment of license purchase obligation of $150,000 and $1,145,000 that were received from issuance of shares with respect to exercise of PIPE warrants and 2016 and 2017 right for future investment. On March 26, 2018, Rimon Gold exercised a portion of their 2016 Investment Right (as defined below) and received 217,442 shares of Common Stock in exchange for approximately $284,000. On March 26, 2018, Ridge exercised a portion of their 2017 Investment Right (as defined below) and received 213,524 shares of Common Stock in exchange for approximately $284,000. On March 26, 2018, Sadan exercised a portion of his warrants to purchase (as adjusted based on an exchange ratio of each ordinary share of Wize Israel issued and outstanding converted into 4.1445791236989 shares of the Company’s Common Stock (the “Exchange Ratio”)) an aggregate of 904,036 shares of our Common Stock at an exercise price of $1.9728 (the “PIPE Warrants”), which PIPE Warrants were granted on November 16, 2017 and was issued 144,168 shares of our Common Stock in exchange for approximately $293,000. On February 22, 2018, we received notices from certain lenders to exercise 2017 Investment Rights to purchase an aggregate of 213,524 shares of Common Stock for approximately $284,000. In April, May and July, 2018, the Company received the aggregate exercise price of approximately $284,000, and in July 2018 the Company issued 213,524 shares of Common stock related to the exercise notice mentioned above. Cash was provided in the nine month period ended September 30, 2017 primarily by proceeds from issuance of units consisting of ordinary shares and detachable warrants, net of issuance costs of $963,000 and proceeds from issuance of convertible loan, net of issuance costs of $620,000.

Outlook

According to management estimates, liquidity resources as of September 30, 2018 may not be sufficient to maintain our planned level of operations for the next 12 months. In particular, if needed, we may raise additional funding (in addition to the October 2018 Private Placement). However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A - “RISK FACTORS – Risks Related to our Business,” in our 2017 Form 10-K. As of September 30, 2018, we had an accumulated deficit and a stockholders’ deficit. In addition, during the nine months ended September 30, 2018 and 2017, we reported losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern.

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

As of September 30, 2018, we (through Wize Israel) had a total principal and accrued interest balance of approximately $1.4 million of loans outstanding under the convertible loans described below, of which (1) Ridge extended a principal amount of NIS 1.0 million (approximately $270,000), (2) Rimon Gold extended a principal amount of NIS 3.0 million (approximately $811,000), and (3) Fisher (not affiliated, to Wize Israel’s knowledge, with Ridge or Rimon Gold) extended a principal amount of NIS 1.0 million (approximately $270,000). Below is a summary of the material provisions of these loan agreements.

The 2016 Loan. On March 20, 2016, Wize Israel entered into a convertible loan (as amended on March 30, 2016, December 21, 2017 and October 19, 2018, the “2016 Loan Agreement”) with Rimon Gold, whereby Rimon Gold extended a loan in the principal amount of up to NIS 2 million (approximately $519,000), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), both described below, the 2016 Loan has a maturity date (the “New Loan Agreements Maturity Date”) that shall be the earliest of (a) 90 days following the effectiveness of the registration statement registering for resale the common stock, conversion shares and warrant shares issued in the Company’s October 2018 Private Placement (as described below) that are held by holders not parties to the 2017 Loan Amendment, (b) 90 days following the date on which all securities issued to investors in the October 2018 Private Placement are no longer deemed “registrable securities” under the registration rights agreement entered into in connection with the October 2018 Private Placement, and (c) one year following the closing of the October 2018 private placement. In addition, pursuant to the 2017 Loan Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the New Loan Agreements Maturity Date.

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

Rimon Gold is entitled, under certain circumstances, to demand repayment of the 2016 Loan, including among others: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2016 Loan Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to stay proceedings; (vi) upon the expiration or termination of the LO2A License Agreement or if any party is in material breach of the LO2A License Agreement or if any party notifies the other of its intention to terminate the LO2A License Agreement; (vii) an adverse material change; and (viii) upon the non-performance of Wize Israel pursuant to the 2017 Loan Agreement (as defined below) described below. We believe that we have complied with the aforementioned covenants through September 30, 2018.

The 2016 Loan Agreement and the Security Agreements contain a number of other restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends. We believe that we have complied with the aforementioned covenants through September 30, 2018.

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

The 2017 Loan. On January 15, 2017, Wize Israel entered into the 2017 Loan Agreement (as amended on December 21, 2017, and October 19, 2018 the “2017 Loan Agreement”) with Ridge, and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Fisher (together, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $283,000) and in the aggregate principal amount of up to NIS 3 million (approximately $850,000), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”)). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment, the 2017 Loan has a maturity date which is the “New Loan Agreements Maturity Date. In addition, pursuant to the 2017 Loan Amendment, the expiration date of the investment right under the 2017 Loan Agreement was amended to be 180 days after the New Loan Agreements Maturity Date.

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

Ridge is entitled, under certain circumstances, to demand repayment of the 2017 Loan, including: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2017 Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to freeze proceedings; and (vi) an adverse material change. We believe that we have complied with the aforementioned covenants through September 30, 2018.

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

October 2018 Private Placement. On October 22, 2018, The Company entered into a securities purchase agreement (the “Purchase Agreement. Pursuant to the Purchase Agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of (i) 3,100,000 shares of common stock, for a purchase price of $1.00 per share, and (ii) 1,350 shares of newly created Series A Preferred Stock (each convertible into 1,000 shares of common stock), for a purchase price of $1,000 per share, for aggregate gross proceeds under the Purchase Agreement of $4,450. The Company also agreed to issue to the investors Series A warrants (the “Series A Warrants”) to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)), and Series B warrants (the “Series B Warrants, and together with the Series A Warrants, the “Warrants”), to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)). The Series A Warrants will have an exercise price of $1.10 per share, and the Series B Warrants will have an exercise price of $1.00 per share. The investors under the Purchase Agreement include prior investors in the Company and a lender to the Company.

In connection with the Purchase Agreement, on October 19, 2018 the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to the existing convertible loan (the “Amendment”). Pursuant to Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the Registration Rights Agreement covering the resale of all common stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale for investors who are not a party to the Loan Agreements Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements Maturity Date.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2w to our consolidated financial statements as of December 31, 2017 included in our 2017 Form 10-K and Note 2b to the accompanying Q3 2018 Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that As of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In July 2018, the Company issued 67,778 shares of Common Stock to certain service providers in exchange for its services to be provided in 2018.

In August 2018, the Company issued to a consultant options to purchase 25,500 shares of Common Stock at an exercise price of $4.50 per share of Common stock. The options will vest quarterly over a period of 36 months.

On February 22, 2018, the Company received a notice from a certain lender to exercise a portion of its 2017 Investment Rights to purchase an aggregate of 213,524 shares of Common Stock at an exercise price per share of $1.332. In April, May and July 2018, the Company received an aggregate amount of $284,000, and in July 2018 issued 213,524 shares of Common stock.

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

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Q3 2018 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: November 13, 2018	By	/s/ Or Eisenberg
Or Eisenberg
Acting Chief Executive Officer,
Chief Financial Officer, Treasurer and
Secretary (Principal Executive Officer,
Principal Financial and Accounting Officer)