Form 10-K
period 2018-12-31
Wize Pharma, Inc.
filed 2019-04-01
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

As of March 31, 2019, there were 9,917,550 shares of the registrant’s Common Stock outstanding.

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

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A - “RISK FACTORS,” beginning on page 32 of this report. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	we have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on our indebtedness and subjecting us to additional risks;

●	we need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A (“LO2A”) and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our license agreement for LO2A may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans for its business and product candidate;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and its ability to operate its business without infringing the intellectual property rights of others;

●	the possibility that we and our joint venture partner Cannabics Pharmacueticals, Inc. (“Cannabics”) will not be able to agree on a business plan by June 30, 2019, causing our joint venture to terminate, or, if we do agree on a business plan, our ability to successfully operate our joint venture together with Cannabics;

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and our industry; and

●	statements as to the impact of the political and security situation in Israel on our business.

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

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.636 to one U.S. dollar, the exchange rate reported by the Bank of Israel for March 28, 2019.

On March 5, 2018, we effected a reverse stock split of our Common Stock at a ratio of one for twenty-four (1:24), or the Reverse Stock Split. Unless otherwise indicated, all share and per share amounts included in this Annual Report reflect the effects of the Reverse Stock Split.

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

LO2A is currently registered and marketed by its inventor in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES, CCH and Sjögren’s and in the Netherlands for the treatment of DES and Sjögren’s.

We intend to market LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and / or Sjögren’s, in the United States, Israel and China (collectively, the “Licensed Territories”), and in additional territories, subject to purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. Currently, we have a distribution agreement for marketing in Israel, where LO2A is approved for the treatment of DES only, and a distribution agreement for distribution in China, where the evaluation and preparation for the registration process commenced in December 2017 by the Chinese Distributor (as defined below). The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II clinical trials that we have completed and Phase IV clinical trials that we are currently conducting.

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

In August 2016, we commenced the Multi-Center Trial, which is a Phase II randomized, double-blind, placebo-controlled, clinical trial, in parallel groups which is intended for the repeated confirmation of the effectiveness and safety of LO2A for patients suffering from moderate to severe CCH. The trial is a multi-center trial in five different medical centers in Israel with a treatment time of three months for each patient. All 62 patients have completed their treatment. We believe that we currently have sufficient funds to complete the Multi-Center Trial by the end of 2018.  In November 2018 we received the top line results for the Multi-Center trial which describe analysis of the primary endpoint, defined as the reduction in Lissamine green conjunctival staining (LGCS) score from baseline to 3 months. The originally planned primary analysis was based upon recruitment of a sample size of 62 patients. Analysis was performed on the 49 fully evaluable patients using a mixed model with repeated measures (MMRM) and utilized all post baseline observations, (1-month and 3-month follow-ups) demonstrating statistical significance between the LO2A group and the placebo group (P=0.0079). The planned primary endpoint analysis compared average reduction in LGCS score from baseline to three months. This analysis also demonstrated a strong trend towards significance (P=0.0713) with average reduction in LGCS score between baseline and 3 months of -3.5 and -1.6 in the LO2A and placebo groups, respectively. We expect the full statistical report to be published as soon as the statistical results and conclusion are available and approved.

In March 2018, we commenced a Phase IV Study. The Phase IV Study is a multi-center trial in three different medical centers in Israel and will evaluate the safety and efficacy of LO2A for symptomatic improvement of DES in 60 adult patients with Sjögren’s. Enrolled patients will be randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. Drops will be administered topically to the eye over a three month period. This Phase IV Study is designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China and Israel.

On February 7, 2019, we entered into a joint venture agreement with Cannabics, which became effective on March 1, 2019. Pursuant to the agreement, we agreed to form a new joint venture company for the purpose of researching, developing and administering cannabinoid formulations to treat ophthalmic conditions across a range of disease and illness categories. The joint venture will pursue therapeutic pathways with cannabinoids, supported by a growing body of research that we believe indicates cannabinoid-based therapies have the potential to address significant unmet medical needs in the market. We and Cannabics will initially own 50% of the joint venture. The initial board of directors of the new company will consist of three members: one Company appointee, one Cannabics appointee and one industry expert recommended by us and approved by Cannabics. The initial officers of the Company will be our Chairman Noam Danenberg and Cannabics’ Chief Executive Officer Eyal Barad, who will serve as co-chief executive officers. If the joint venture’s business plan is not approved by the Company and Cannabics by June 30, 2019, the joint venture agreement will then expire. In connection with forming the joint venture we issued Cannabics 900,000 shares of our Common Stock and Cannabics issued us 2,263,944 shares of its common stock.

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

Upon completion of that transaction, and after giving effect to the transactions described above, we had an aggregate of 435,053 issued and outstanding shares of Common Stock. Of these shares Can-Fite owned approximately 82%. Following the transactions, we, through our wholly owned subsidiary, Eyefite, became a clinical-stage biopharmaceutical company focused on developing therapeutic products for the treatment of ophthalmic diseases.

On November 10, 2016, we entered into a non-binding letter of intent with Wize Israel for a proposed reverse merger. Subsequently, on May 21, 2017, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), with Bufiduck Ltd., a company formed under the laws of the State of Israel and our wholly owned subsidiary (“Merger Sub”) and Wize Israel, which contemplated the merger of Merger Sub with and into Wize Israel, with Wize Israel continuing as the surviving entity and becoming our wholly owned subsidiary (the “Merger”).

On October 10, 2017, at our annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved, among other matters, (a) an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock, from 100,000,000 to 500,000,000, (b) an amendment to our Certificate of Incorporation to change our name from “OphthaliX, Inc.” to “Wize Pharma, Inc.” immediately prior to the Merger, and (c) the re-election of Pnina Fishman, Ilan Cohn, Guy Regev, Roger Kornberg and Michael Belkin to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified; provided, however, that, if the Merger was completed, our Board would be reconstituted as described in the proxy statement/prospectus relating to our 2017 Annual Meeting.

On October 31, 2017, we, Merger Sub and Wize Israel entered into an amendment to the Merger Agreement which extended the expiration date of the Merger Agreement until November 30, 2017.

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

In connection with the Merger and under the terms of the Merger Agreement:

●	at the effective time of the Merger (the “Effective Time”) each ordinary share of Wize Israel that was issued and outstanding was automatically cancelled and converted into 4.1445791236989 shares of our Common Stock (the “Exchange Ratio”) (not adjusted for the Reverse Stock Split). As a result, an aggregate of 3,915,469 shares of our Common Stock were issued to former Wize Israel shareholders. Our pre-Merger stockholders retained an aggregate of 435,053 shares of our Common Stock;

●	a convertible loan (the “2016 Convertible Loan”) entered into between Wize Israel and Rimon Gold Assets Ltd. (“Rimon Gold”) on March 20, 2016 (as amended on March 30, 2016, December 21, 2017, October 19, 2018 and March 4, 2019, the “2016 Loan Agreement”) in the principal amount of $531,067 was adjusted based on the Exchange Ratio and became convertible into shares of our Common Stock at a conversion price of $0.9768, subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement;

●	a convertible loan (the “2017 Convertible Loan”, and together with the 2016 Convertible Loan, the “Convertible Loans”) entered into between Wize Israel and Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher,” and together with Ridge and Rimon Gold, the “2017 Lenders”), entered into on January 15, 2017 (as amended on December 21, 2017, October 19, 2018 and March 4, 2019, the “2017 Loan Agreement” and, together with the 2016 Loan Agreement, the “Loan Agreements”) in the principal amount of $822,144, was adjusted based on the Exchange Ratio and became convertible into shares of our Common Stock at a conversion price of $1.1112, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement;

●	under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement, the 2017 Lenders have the right until November 30, 2019, to invest up to $796,603, in the aggregate, at $1.308 per share (the “2016 Investment Right”), and under the 2017 Loan Agreement, to invest up to $1,233,216, in the aggregate, at $1.332 per share (the “2017 Investment Right” and, together with the 2016 Investment Right, the “Investment Rights”);

●	Wize Israel undertook to cause us to issue, to investors in a private placement of Wize Israel that was completed in July and August 2017, warrants to purchase (as adjusted based on the Exchange Ratio) an aggregate of 904,036 shares of our Common Stock at an exercise price of $1.9728 (the “2017 Warrants”), which 2017 Warrants were granted on November 16, 2017;

●	immediately prior to the Effective Time, we sold on an “as is” basis to Can-Fite all the ordinary shares of Eyefite, in exchange for the irrevocable cancellation and waiver of all indebtedness owed by us and Eyefite to Can-Fite, including approximately $5 million of deferred payments owed by us and Eyefite to Can-Fite and, as part of the purchase of Eyefite, Can-Fite also assumed certain accrued milestone payments in the amount of $175,000 under the Can-Fite License Agreement. In addition, that certain exclusive license of Can-Fite’s CF101 drug candidate for the treatment of ophthalmic diseases granted to us and the Eyefite Services Agreement was terminated pursuant to a Termination of License Agreement and a Termination of Services Agreement that was entered into on the Closing Date;

●	immediately following the Effective Time, Ron Mayron, Yossi Keret, Dr. Franck Amouyal and Joseph Zarzewsky were appointed to our Board to hold office until the earlier of the next annual meeting where directors will be appointed, such director’s successor is elected and qualified, or until such director’s earlier resignation or removal and following those appointments, Pnina Fishman, Ph.D. Ilan Cohen, Ph.D., Guy Regev and Roger Kornberg, Ph.D. resigned from our Board. Accordingly, our Board consisted of five members: Ron Mayron, Yossi Keret, Dr. Franck Amouyal, Joseph Zarzewsky and Dr. Michael Belkin;

●	immediately following the Effective Time, Pnina Fishman, Ph.D., Itay Weinstein and Ronen Kantor resigned as our officers and the newly constituted board appointed Or Eisenberg as Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary and Noam Danenberg as Chief Operating Officer;

●	our Common Stock continued to be quoted on the OTC Pink under the new trading symbol “WIZP” until January 4, 2018, when we commenced trading our Common Stock on the OTCQB; and

●	Wize Israel’s ordinary shares were delisted from the TASE and there was no longer a public trading market for Wize Israel ordinary shares.

Immediately following the completion of the Merger, our pre-Merger stockholders continued to hold 435,053 shares, or 10% of our issued and outstanding Common Stock, and former Wize Israel shareholders owned 3,915,469 shares, or 90% of our issued and outstanding Common Stock (both percentages excluding (i) shares of Common Stock issuable upon the exercise of the Convertible Loans, (ii) shares of Common Stock issuable upon the exercise of the Investment Rights, (iii) shares of Common Stock issuable upon the exercise of the 2017 Warrants, and (iv) shares of Common Stock issuable upon the exercise of certain options held by our pre-Merger directors and officers (the “Wize Stock Options”). In the event all the Convertible Loans, Investment Rights, 2017 Warrants and Wize Stock Options outstanding as of the Effective Time were to be exercised in full, then our pre-Merger stockholders and option holders would own 439,949 shares and their combined ownership percentage would be reduced to approximately 5.4% of our issued and outstanding Common Stock, and the former Wize Israel shareholders and holders of Convertible Loans, Investment Rights, 2017 Warrants and Wize Stock Options on a combined basis would own 7,750,651 shares, or approximately 94.6% of our issued and outstanding Common Stock, assuming, for the purposes of this calculation, a total of 8,190,600 shares of our Common Stock issued and outstanding on a fully diluted basis.

As a result of the Merger, the business of Wize Israel became our ongoing business.

The Merger was accounted for as a reverse recapitalization of us by Wize Israel. Under reverse recapitalization accounting, our assets and liabilities were recorded, as of the completion of the Merger, at their historical amounts. Consequently, the annual consolidated financial information of Wize Israel for the years ended December 31, 2018 and 2017 reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. The annual consolidated financial information of Wize Pharma, Inc. for the years ended December 31, 2018 and 2017 include the accounts of Wize Israel since inception and our accounts since the effective date of the reverse recapitalization.

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

Below is a summary of the major business developments in Wize Israel following the completion of the Creditors’ Arrangement and prior to the Merger:

●	On May 1, 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement with Resdevco Ltd. (“Resdevco”), as amended and supplemented thereafter (the “LO2A License Agreement”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute LO2A in the United States, Israel and Ukraine as well as a contingent right to do the same in other countries. For more information about the LO2A License Agreement, see under “- LO2A License Agreement,” beginning on page 8 of this report.

●	Between April 2015 and August 2017, Wize Israel entered into a series of equity and debt financings, raising a total of approximately NIS 12.6 million (approximately $3.7 million). For more information about these financings, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” beginning on page 60 of this report.

●	In August 2016, Wize Israel commenced a Phase II, randomized, double-blind, placebo-controlled, clinical trials to evaluate the safety and efficacy of LO2A for patients suffering from moderate to severe CCH.

Our corporate headquarters are located in Hod Hasharon, Israel. Our telephone number is +972-72-2600536, and our website is located at www.wizepharma.com. This website is an inactive textual reference only and not an active hyperlink. The information on or that can be accessed through our website is specifically not incorporated by reference into this report, and is not a part of this report.

The Market Opportunity

We (through Wize Israel) have licensed certain rights to purchase, market, sell and distribute LO2A for the treatment of DES and other ophthalmological illnesses, including CCH and Sjögren’s in the United States, Israel, Ukraine, China and have an option to purchase the rights to additional territories as further described in the LO2A License Agreement below. We have determined not to pursue any activities in the Ukraine for the moment and specifically not until we will obtain from the inventor a regulatory file with DES and additional indications such as CCH or Sjögren’s.

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

In a GlobalData Dry Eye Syndrome report (the “GlobalData Report”), it was estimated that in 2016, pharmaceutical sales within the DES market were approximately $2.2 billion across the 8 major markets, with the US contributing 79.6% of these sales, and GlobalData expects that by 2026 those sales are expected to grow to $5.6 billion. According to the GlobalData Report, the major drivers of growth of DES include the introduction of novel drugs, an increasingly aging society and increasing urbanized living with greater use of computers and better disease awareness leading to increased diagnosis and treatment rates. In addition, extended viewing of television, computer and smartphone screens, weather conditions, exposure to air conditioning and increased life expectancy are additional factors that contribute to the increase in the number of those suffering from DES.

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

In May 2015, Wize Israel entered into the LO2A License Agreement with Resdevco, a company controlled by Professor Shabtay Dikstein, the inventor of LO2A. Pursuant to the LO2A License Agreement, Resdevco granted to Wize Israel (and thereafter, to OcuWize Ltd. (“OcuWize”), Wize Israel’s wholly owned subsidiary, as described below) an exclusive license to develop in the United States, Israel and Ukraine, under the LO2A licensed technology, products in the field of ophthalmic disorders, and to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the Licensed Territories in the field of ophthalmic disorders. Subject to certain limited exceptions, Wize Israel may not sublicense or sell or transfer any of its rights under the LO2A License Agreement without the advance written approval of Resdevco. We have determined not to pursue any activities in the Ukraine for the moment and specifically not until we will obtain from the inventor a regulatory file with DES and additional indications such as CCH or Sjögren’s.

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

The LO2A License Agreement provides that Wize Israel is required to pay to Resdevco certain royalties for sales in the Licensed Territories based on an agreed-upon price per unit of (i) $0.60 in Israel, (ii) the low single digits in US dollars in China, and (iii) for sales in additional territories and in the United States, the higher of $0.60 and a percentage of net sales (not to exceed ten percent) for the duration of the local distribution agreement signed separately with each local distributor, which royalties, as applicable, are subject to making certain minimum royalty payments, which (1) with respect to the United States, means the non-refundable and non-deductible aggregate amount of $400,000 over a period of three years commencing from 2015 (which amount was already fully paid by Wize Israel) and an advance against royalties of $150,000 per year from 2018 through 2021, and then $475,000 per year, which annual advance shall be credited towards any royalties payable to Resdevco for that particular year, and (2) with respect to Israel, means an upfront non-refundable and non-deductible payment of $30,000, payable at commencement of local sales, and an annual advance against royalties starting January 1, 2017 in increasing payments depending on the year (up to a maximum of $36,000) which annual advance shall be credited towards any royalties payable to Resdevco for that particular year, and (3) with respect to Ukraine, means an annual advance against royalties, starting in 2016, in increasing payments depending on the year (up to a maximum of $30,000), which yearly advance shall be credited towards any royalties payable to Resdevco for that particular year. We have determined not to pursue any activities in the Ukraine for the moment and specifically not until we will obtain from the inventor a regulatory file with DES and additional indications such as CCH or Sjögren’s.

On January 5, 2017, Wize Israel and Resdevco entered into an amendment to the LO2A License Agreement, pursuant to which the payment of $150,000 that Wize Israel was obligated to pay to Resdevco on January 1, 2017, was postponed to March 31, 2017. On March 30, 2017, Wize Israel and Resdevco entered into a second amendment to the LO2A License Agreement, pursuant to which the payment of $150,000 was further postponed to May 31, 2017. In the end of May 2017, the parties agreed to postpone the aforementioned payment to the beginning of July 2017, when the payment was made. In the end of December 2017, Resdevco notified Wize Israel that the minimum royalty payment with respect to the United States would be postponed until January 20, 2018 and in January 2018, Resdevco agreed to postpone such payment until July 29, 2018. In February 2019, Wize Israel and Resdevco agreed that Wize Israel shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,00 per year, and shall pay Resdevco $650,000 within two years after receipt of FDA approval for eye drops utilizing the licensed technology.

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

In order to secure Wize Israel’s obligations and performance pursuant to Convertible Loans made by Rimon Gold, Wize Israel’s rights under the LO2A License Agreement serve as collateral. For details related to those security interests, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” beginning on page 60 of this report.

In August 2016, Resdevco granted Wize Israel an option to purchase its ownership rights to LO2A, including the patents and trademarks thereunder, except in countries in which LO2A is already sold by Resdevco. In accordance with the terms of this option, Wize Israel was required to pay for such ownership rights a non-recurring payment of $440,000 as well as royalties from future sales of LO2A and to issue an option to purchase 41,667 of its ordinary shares. This option expired on December 31, 2016.

In August 2016, Wize Israel and Resdevco also entered into an agreement pursuant to which Wize Israel assigned all of its rights and obligations under the LO2A License Agreement to OcuWize.

On September 6, 2017, Resdevco granted to Wize Israel, sole rights to commercialize LO2A in China. By agreement dated September 25, 2017, Wize Israel and Resdevco agreed that Wize Israel’s sole rights to commercialize LO2A in China would be limited to one year if by September 6, 2018, Wize Israel had not signed a distribution agreement for LO2A in China. On May 31, 2018, we entered into the Chinese Distribution Agreement (as defined below), pursuant to which the Chinese Distributor will distribute LO2A in China. As a result of us entering into the Chinese Distribution Agreement, Wize Israel’s sole rights to commercialize LO2A in China shall not be limited to one year. See “BUSINESS — Marketing, Sales and Distribution,” beginning on page 18 of this report.

On December 26, 2017 Wize Israel, entered into an amendment to the LO2A License Agreement (the “Third Amendment”). The Third Amendment includes: (i) China in the list of Licensed Territories, (ii) the commercial terms of the parties with respect to the activities of Wize Israel in China, including the minimum annual royalty payments from Wize Israel to Resdevco, and, (iii) an undertaking by Wize Israel to include in the distribution agreement to be entered into with the Chinese Distributor that the Chinese Distributor will transfer the Chinese market license to Resdevco upon termination of the distribution agreement. In the event Wize Israel failed to execute a distribution agreement with the Chinese Distributor by June 1, 2018, the Third Amendment would have been deemed null, void and of no force. On May 31, 2018, we entered into the Chinese Distribution Agreement (as defined below). As a result of us entering into the Chinese Distribution Agreement, the term of the Third Amendment did not expire on June 1, 2018. See “BUSINESS — Marketing, Sales and Distribution,” beginning on page 18 of this report.

On January 8, 2018, Wize Israel entered into a Memorandum of Understanding (the “MOU”) with Resdevco. Pursuant to the MOU, Resdevco granted to Wize Israel (and its permitted assignees) an exclusive royalty bearing license to sell and distribute worldwide (excluding the United States, Israel, Ukraine, Switzerland, Germany, Netherlands and China, the “Additional Territories”), under the LO2A licensed technology, products in the field of ophthalmic disorders, under the terms and conditions set forth in the MOU, including the following: (i) the license for each Additional Territory shall be conditional on signing a specific license agreement for each Additional Territory that shall include the basic terms and conditions set forth in the MOU, including reaching minimum sales targets in such Additional Territory pursuant to a formula set forth in the MOU; (ii) for each Additional Territory, both Wize Israel and the local distributor shall be responsible to pay Resdevco a minimum per product fee in accordance with a formula set forth in the MOU and the agreement with the distributor shall be subject to Resdevco’s prior approval (which shall not be unreasonably withheld); (iii) if Resdevco introduces Wize Israel to a distributor in any Additional Territory, Wize Israel will enter good faith negotiations with such distributor and, if Wize Israel does not reach an agreement with such distributor, Resdevco may enter into a distribution agreement with such distributor, in which case, Wize Israel will provide the services it typically provides to its other distributors in consideration for a portion of the royalties payable to Resdevco; and (iv) the license granted under the MOU is for an initial term of 5 years and, thereafter, automatically renews for additional terms of 5 years each, subject to full compliance with the terms set forth in the MOU and as long as the LO2A License Agreement is in effect. The MOU provides that it shall be in effect until a definitive agreement reflecting the terms of the MOU is executed, which the parties committed to exercise their best efforts to do within three months. The MOU also provides that it will terminate by June 30, 2019 if the Company has not completed certain clinical trials by such date. The Company does not expect to complete these trials within such time period.

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

LO2A eye drops do not contain any preservatives. This is an important feature of the formulation as preservatives have a recognized potential for irritation and sensitization and can damage the ocular surface and the cornea. This is of particular relevance to patients with symptoms of DES, in whom the corneal surface is already compromised.

The adverse events reported both from clinical trials of LO2A and from literature reports of different eye drop formulations containing SH, were minor ocular events which are expected to occur with any ophthalmic formulation. LO2A eye drops are presented in sterile, unit-dose vials to minimize the risk of infection and contamination.

We believe that the properties of the LO2A formulation described above make it a suitable candidate for use in a variety of dry eye indications including those with an inflammatory component. LO2A is currently registered and marketed in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES, CCH and Sjögren’s and in the Netherlands for the treatment of DES and Sjögren’s. LO2A is sold under the brand name Hylan® in Germany and the Netherlands, Lacrycon® in Switzerland, and Conheal® in Hungary. LO2A has been sold by Resdevco through local distributors in these countries for a number of years. In these countries, the drug is sold in a unit dose format, and is manufactured in Germany and France. We currently intend to market LO2A as a treatment for DES, CCH and Sjögren’s in the Licensed Territories, and believe that LO2A for treatment of ophthalmic inflammatory disorders such as CCH and Sjögren’s presents a significant market opportunity.

We intend to distribute LO2A via local or multi-national distributors, including by cooperation with a major medical company with means and experience in the end processes of approving and marketing drugs. In order to register LO2A for the treatment of dry eye patients suffering from CCH and Sjögren’s, we estimate that LO2A will be required to undergo additional clinical trials in addition to the Phase II and Phase IV clinical trials that we are currently conducting.

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

Our Clinical Trials

We have finished a Multi-Center Trial at five different centers in Israel that commenced in August 2016. The Multi-Center Trial is a Phase II randomized, double-blind, placebo-controlled study carried out in parallel groups that is evaluating the safety and efficacy of LO2A for patients suffering from moderate to severe CCH. The trial completed enrollment of all 62 patients on March 26, 2018, with the treatment time for each patient being 3 months. The primary efficacy endpoint for this study is the change from baseline in lissamine green conjunctival staining score at 3 months; secondary endpoints include change from baseline in lissamine green conjunctival staining score at 1 month, change from baseline in LIPCOF score at 1 and 3 months, change from baseline in TFBUT at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety endpoints include adverse events recorded throughout the trial, best-corrected visual acuity, slit lamp biomicroscopy findings, undilated fundoscopy findings and intraocular pressure measurements. We consulted with ophthalmology consultants from the United States in the preparation of the protocol for the Multi-Center Trial.

It is envisioned that the clinical study required for approval in Israel will be of a similar design to the Multi-Center Trial, but appropriately powered to demonstrate clinical significance according to the treatment effect observed in the current study. We will consult with the Israel Ministry of Health before a registration study to confirm acceptability of the efficacy endpoints.

The comprehensive cost of the Multi-Center Trial is estimated at $850,000. As of November 14, 2018, the Multi-Center Trial had completed treatment of all of the planned 62 patients, with the treatment time for each patient being three months. In November 2018 we received the top line results for the Multi-Center trial which describe analysis of the primary endpoint, defined as the reduction in Lissamine green conjunctival staining (LGCS) score from baseline to 3 months. The originally planned primary analysis was based upon recruitment of a sample size of 62 patients. Analysis was performed on the 49 fully evaluable patients using a mixed model with repeated measures (MMRM) and utilized all post baseline observations, (1-month and 3-month follow-ups) demonstrating statistical significance between the LO2A group and the placebo group (P=0.0079). The planned primary endpoint analysis compared average reduction in LGCS score from baseline to three months. This analysis also demonstrated a strong trend towards significance (P=0.0713) with average reduction in LGCS score between baseline and 3 months of -3.5 and -1.6 in the LO2A and placebo groups, respectively. We expect the full statistical report to be published as soon as the statistical results and conclusion are available and approved.

On October 26, 2017, Wize Israel announced the termination of its Single Center Trial. The Single Center Trial was a Phase II, randomized, double-blind, placebo-controlled, pilot study carried out in parallel groups that was intended to evaluate the safety and efficacy of LO2A for patients suffering from moderate to severe CCH, with Wize Israel having sole access to the trial data. On October 24, 2017, Wize Israel received notice from the contract research organization that manages and supervises Wize Israel’s clinical trials, that an inadequate amount of quality information may be derived from the results collected thus far, given that there is no correlation in the reaction of both eyes to LO2A, in contrast to professional literature and other trials. In addition, the recruitment rate of patients was less than required and there was a higher than expected dropout rate. In light of the above, the CRO concluded that the results of the trial would be of no use even if the trial continued until the end of its term. Based on the CRO’s conclusion, Wize Israel determined to terminate the trial and to save the future costs that would be incurred in connection with such trial.

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

This Phase IV Study is designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China and Israel. We enrolled our first patient in the Phase IV Study in the end of March 2018. Data obtained from this study will be submitted to the Israel Ministry of Health and will be included in the clinical data package submitted during interactions with the FDA. The study is considered necessary as the existing clinical data in this indication is considered of insufficient quality for submission to the regulatory agencies mentioned above.

Research and development expenses for the year ended December 31, 2018 were approximately $694,000, for the year ended December 31, 2017 were approximately $450,000.

Raw Materials and Suppliers

We believe that the raw materials that would be required to manufacture LO2A are widely available from numerous suppliers and are generally considered to be generic industrial chemical supplies.

Manufacturing

There can be no assurance that LO2A can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with LO2A. We and our manufacturer must ensure that all of the processes, methods and equipment are compliant with both cGMP, and current Good Laboratory Practices for drugs on an ongoing basis, as mandated by the applicable regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers. We have entered into agreements with a manufacturer in Germany relating to the manufacturing of LO2A. We have completed the production of LO2A for purposes of our ongoing Phase II clinical trial and expect to begin production for commercial use only after obtaining the requisite regulatory approvals in Israel to market LO2A and receive orders from the distributors (for more information, see “—Marketing, Sales and Distribution” below).

Marketing, Sales and Distribution

We plan to engage local or multinational distributors to handle the distribution of LO2A. In particular, we intend to enter into agreements with pharmaceutical companies with relevant marketing capabilities in the field of pharmaceuticals in order to have them distribute and sell LO2A in the Licensed Territories. To date, we have entered into exclusive distribution agreements in Israel to market LO2A for the treatment of DES, and in Ukraine for the treatment of DES. The registration process in certain countries, including the United States, requires us to undertake additional clinical trials, in addition to the Phase II and Phase IV clinical trials that we are currently conducting. In August, 2015, LO2A received the approval of the Israel Ministry of Health for use in Israel as a medical preparation for the treatment of DES, under the brand name “Eyecon®”. In July 2017, we received our first order from the distributor in Israel, for an immaterial amount.

On November 3, 2017, Wize Israel entered into a framework agreement with the Chinese Distributor, whereby, subject to the negotiation and execution of a detailed distribution agreement and obtaining necessary regulatory approvals in China, the Chinese Distributor will act as exclusive distributor in China of LO2A. The framework agreement includes, among other things, minimum purchase obligations of the Chinese Distributor, which Wize Israel estimated to range, over the five-year period of the contemplated agreement, between $22.5 million to $39 million. The Chinese Distributor plans to import LO2A from one of the existing European countries, most likely Hungary, and thus the indications shall include DES and any additional indication already approved in the specific European country. If such indications are imported from Hungary, the indications would include DES, CCH and Sjögren’s. Clinical trials in China may be required by the China Food and Drug Administration (“CFDA”) as part of the regulatory requirements for approving LO2A in China. At this stage it is not certain whether such clinical trials will be required.

On May 31, 2018, we entered into an Exclusive Distribution Agreement with the Chinese Distributor (the “Chinese Distribution Agreement”). Pursuant to the terms of the Chinese Distribution Agreement, Wize Israel has granted to the Chinese Distributor the exclusive right to sell and distribute LO2A Lacrycon® formula products (manufactured by Pharma Stulln GmbH) in the mainland of China (excluding Hong Kong, Macau and Taiwan) subject to certain terms and conditions. Pursuant to the Chinese Distribution Agreement, the the Chinese Distributor will be responsible for all necessary regulatory approvals, registration procedures, licenses, permits and authorizations required for the marketing, importation, sale and service of LO2A in China. Wize Israel will assist the the Chinese Distributor in completing clinical trials, if such needed. Pursuant to the Chinese Distribution Agreement, the Chinese Distributor has the option of designating certain affiliates, dealers, distributors, medical institutions and other parties (the “Designated Entities), however the Chinese Distributor will remain fully liable for the activities or omissions of any such Designated Entities. Wize Israel is required, among others, to (i) utilize best efforts to obtain certain approvals with respect to Sjögren’s, DES and CCH, (ii) obtain a valid patent registration for the Uni-dose Products and the Multi-dose Products with respect to certain indications and (iii) obtain certain marketing approvals in Hungary, among other things. The Chinese Distribution Agreement includes certain product pricing terms and minimum binding order quantities. The Chinese Distribution Agreement has an initial term of 5 years and, thereafter, automatically renews for additional terms of 5 years each, subject to full compliance with the terms of the Chinese Distribution Agreement.

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

The LO2A composition and use thereof for treating or alleviating DES was covered by US Patent No. 5,106,615, which has expired. Accordingly, we are currently focusing our marketing and commercial efforts with respect to CCH and Sjögren’s rather than DES, as more fully described elsewhere in this report. The use of LO2A for treating or alleviating CCH under US Patent No. 8,912,166 has been granted to us under the LO2A License Agreement.

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

Pursuant to the LO2A License Agreement, Resdevco has contractually agreed to be responsible for the payment of all relevant fees associated with the maintenance of its intellectual property rights. The patent positions of biopharmaceutical companies, such as Resdevco and us, are generally uncertain and involve complex legal and factual questions. Resdevco’s ability to maintain and solidify its proprietary position for LO2A will depend on its success in obtaining effective claims and enforcing those claims once granted. There is no certainty that any of Resdevco’s pending patent applications or those pending patent applications that it licenses will result in the issuance of any patents or that we will obtain rights to any further patents or patent applications. Any issued patents and those that may issue in the future may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for LO2A under the LO2A License Agreement. We cannot be certain that Resdevco was the first to invent the inventions claimed in its owned or licensed patents or pending patent applications. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by Resdevco, and the rights granted under any issued patents may not provide Resdevco or us with any meaningful competitive advantages against these competitors. Please see under “RISK FACTORS – Risks Related to our Intellectual Property,” beginning on page 45 of this report.

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

European Economic Area

We do not currently have license or right to distribute in countries in the European Union (“EU”). Although we are not currently seeking regulatory approval in the European Union (“EU”), we may do so in the future. As such, a summary of the EU regulatory processes follows below.

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

On October 10, 2017, the CFDA issued the Decision to Adjust Relevant Items concerning Imported Drug Registration (the “Imported Drug Decision”). The Imported Drug Decision implemented changes to facilitate the review and approval process for imported drugs, particularly for innovative imported drugs. Pursuant to the Imported Drug Decision, the CFDA will accept foreign clinical trial data as part of international multi-center clinical trials. In addition, the Imported Drug Decision provides that an overseas applicant intending to conduct an international multi-center clinical trial in China can simultaneously conduct a Phase I clinical trial inside and outside China, which essentially means foreign Phase I clinical trial data can be used for the approval application of imported drugs.

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

Other Countries

In addition to regulations in the United States, the EU, Israel and China, we may be subject to a variety of other regulations governing clinical trials and commercial sales and distribution of drugs in other countries. Whether or not our products receive approval from the FDA or EMA approval of such products must be obtained by the comparable regulatory authorities of countries other than the United States or European Union before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA or EMA approval. The requirements governing the conduct of clinical trials and product licensing vary greatly from country to country.

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

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we had total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we had issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Employees

We currently have one full time employee, Or Eisenberg, our Acting Chief Executive Officer and Chief Financial Officer, and one part time employee. In addition, we engage certain outside consultants that are, in general, compensated on an hourly basis, with compensation taking the form of both cash and share-based payment.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report, including the matters addressed in the section entitled “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page ii of this report, before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “RISK FACTORS” are forward-looking statements. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations and it is not possible to predict all risk factors, nor can we assess the impact of all factors on us or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in or implied by any forward-looking statements.

Risks Related to our Business

We have incurred operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including DES. We have in-licensed certain rights to LO2A, a drug developed for the treatment of DES, and other ophthalmological illnesses, including CCH and Sjögren’s. Since April 2015, we have been financing our operations through numerous financing activities, including the issuance of ordinary shares and from loans from Ridge Valley Corporation (“Ridge”) and Rimon Gold Assets Ltd. (“Rimon Gold”) and from third parties. We have historically incurred net losses, including net losses of approximately $3.28 million and $2.97 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, we had an accumulated deficit of approximately $30.1 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any material revenues from product sales and accordingly we do not have a revenue stream to support our cost structure. Our losses have resulted principally from costs incurred in development and discovery activities as well as from certain financial expenses related mainly to convertible loans. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we:

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

We have a significant amount of indebtedness. As of December 31, 2018, we had a total of $1.48 million of loans (principal and interest) outstanding under Convertible Loans, of which (1) Ridge extended a principal amount of $0.27 million, (2) Rimon Gold extended a principal amount of $0.8 million, and (3) Fisher extended a principal amount of $0.27 million. If we incur additional indebtedness to our current indebtedness levels, including other short or long-term credit facilities, the related risks that we now face could increase. For more information relating to the Convertible Loans and the agreements relating thereto, please see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” beginning on page 60 of this report.

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

The sources of financing at our disposal are estimated by our management to be currently insufficient (i) to conduct our ongoing business for the next 12 months, (ii) to conduct any future clinical trials, and (iii) for LO2A’s commercial production and marketing. No certainty exists that we will be able to secure the additional sources of finance we need to perform the advanced and necessary stages of receiving regulatory approvals for marketing and distributing our products, including the costs derived from performing clinical trials and the requirements of the regulatory authorities. The lack of satisfactory means of financing may bring our business activity to a halt. As of December 31, 2018, we had cash and cash equivalents of approximately $3.18 million. We have expended and believe that we will continue to expend substantial resources for the foreseeable future developing LO2A. These expenditures will include costs associated with research and development, manufacturing, conducting clinical trials, as well as commercializing any products approved for sale. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of LO2A. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will require additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

According to management estimates, liquidity resources as of December 31, 2018 will not be sufficient to maintain our operations for the next twelve months which raises substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

According to management estimates, liquidity resources as of December 31, 2018, will not be sufficient to maintain our operations for the next 12 months. Our inability to raise funds to conduct our research and development activities may have a severe negative impact on our ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2018 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. This emphasis of matter paragraph could materially limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Future reports on our annual financial statements may include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

To our knowledge, the Israel Securities Authority (the “ISA”) is conducting an administrative inquiry regarding Wize Israel’s public reports with the ISA in Israel regarding its applicable regulatory path necessary for the marketing of LO2A for the treatment of DES in the United States. As part of the inquiry, the ISA requested Wize Israel to provide certain documentation and has also questioned its officers with respect to such reports. Wize Israel and its officers cooperated with the ISA and, at the ISA’s request, Wize Israel also publicly filed a supplemental report to provide additional information in connection with the said regulatory path and marketing plans, which we believe contained all the required information.  In October 2018, the Company was informed that the ISA intends to commence administrative enforcement proceedings against Wize Israel, the Company’s former Chairman and the Company’s Chief Executive Officer in connection with the foregoing reports, pending a hearing with the ISA staff. The hearing with the ISA staff was recently held and the ISA is expected to inform the Company in the near future whether it intends to pursue such administrative enforcement proceedings. As of the date of this report, it is uncertain whether such inquiry will lead to any administrative enforcement proceedings by the ISA, if at all. In the event the ISA commences enforcement proceedings against Wize Israel or its office holders, this could result, among other things, in financial sanctions against Wize Israel or its office holders, which can adversely effect our business and financial condition.

We and our joint venture partner Cannabics may not be able to agree on a business plan by June 30, 2019, causing our joint venture to terminate, or, even if we do agree on a business plan, we may not be able to successfully operate the joint venture.

On February 7, 2019, we entered into a joint venture agreement with Cannabics, which became effective on March 1, 2019. Pursuant to the agreement, we agreed to form a new joint venture company for the purpose of researching, developing and administering cannabinoid formulations to treat ophthalmic conditions across a range of disease and illness categories. The joint venture will pursue therapeutic pathways with cannabinoids, supported by a growing body of research that we believe indicates cannabinoid-based therapies have the potential to address significant unmet medical needs in the market. According to the terms of our joint venture agreement, if the joint venture’s business plan is not approved by the Company and Cannabics by June 30, 2019, the joint venture agreement will then expire. Further, even if we and Cannabics agree on a business plan, there is no guarantee that we will be able to successfully operate the joint venture, which could adversely effect our business and financial condition.

Risks Related to our Business and Regulatory Matters

We have not yet commercialized LO2A, and may never become profitable.

Although LO2A is approved for sale for certain indications in a limited number of jurisdictions, we have not yet commenced commercialization of LO2A, and may never be able to do so other than with respect to the entry into of distribution agreements in Israel, which are not expected to result in material revenues. Our activity is influenced by the policies of regulatory authorities. Changes and developments in regulatory requirements or our failure to meet such requirements may lead to restrictions or delays in developing LO2A and cause material expenses for us. We do not know when or if we will complete any of our product development efforts of LO2A, obtain regulatory approval for any future product candidates incorporating our technologies or successfully commercialize any approved products. Even if we are successful in developing LO2A that is approved for marketing, we will not be successful unless these products gain market acceptance for appropriate indications at favorable reimbursement rates. The degree of market acceptance of these products will depend on a number of factors, including:

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

In August 2016, we commenced the Multi-Center Trial. As of March 26, 2018, the Multi-Center Trial had already enrolled all the planned 62 patients, with the treatment time for each patient being three months. On October 26, 2017, Wize Israel announced the termination of the Single Center Trial. In March 2018, we enrolled our first patient in the Phase IV Study. We currently do not have sufficient funds to complete the Phase IV Study.

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

In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate, we must demonstrate through pre-clinical testing and through human clinical trials that the product candidate is safe and effective for its intended uses (e.g., treatment of a specific condition in a specific way subject to contradictions and other limitations). Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our new drug applications (“NDA”) or grant approval for a narrowly intended use that is not commercially feasible. We might not obtain regulatory approval for LO2A in a timely manner, if at all. Failure to obtain FDA approval for LO2A in a timely manner or at all will severely undermine our business by reducing the number of salable products and, therefore, corresponding product revenues.

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

We do not own LO2A. We have entered into the LO2A License Agreement with Resdevco to license certain rights to LO2A (see “BUSINESS — LO2A License Agreement,” beginning on page 8 of this report). The LO2A License Agreement requires us to, among other things, make certain minimum royalty payments to Resdevco and meet certain regulatory milestones. If we do not meet our obligations under the LO2A License Agreement in a timely manner, or if we otherwise breach the terms of the LO2A License Agreement, Resdevco could terminate the LO2A License Agreement and we would lose the rights to LO2A. From time to time, in the ordinary course of business, we may have disagreements with Resdevco regarding the terms of the LO2A License Agreement or ownership of proprietary rights, which could lead to delays in the research, development, collaboration and commercialization of LO2A, or could require or result in litigation or arbitration, which could be time-consuming and expensive. If the LO2A License Agreement is terminated, it would have a material adverse effect on our business, prospects and results of operations.

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

A large number of shares are issuable upon conversion or exercise of outstanding Convertible Loans, Investment Rights, 2017 Warrants, Series A Preferred Stock, Series A Warrants, Series B Warrants, Placement Agent Warrants and Advisor Warrants. The conversion or exercise of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in our company. The sale of a large amount of Common Stock received upon exercise of these securities on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of March 26, 2019, there were outstanding presently convertible or exercisable (i) Convertible Loans entitling the holders to purchase 1,403,949 shares of Common Stock at a weighted average exercise price of $1.053 per share, (ii) Investment Rights entitling the holders to purchase 890,138 shares of Common Stock at a weighted average exercise price of $1.321 per share, (iii) 2017 Warrants entitling the holders to purchase 759,871 shares of Common Stock at a weighted average exercise price of $1.9728 per share, (iv) 910 shares of Series A Preferred Stock issuable into 910,000 shares of Common Stock, (v) Series A Warrants entitling the holders to purchase 4,450,000 shares of Common Stock at an exercise price of $1.10 per share, (vi) Series B Warrants entitling the holders to purchase 4,450,000 shares of Common Stock at an exercise price of $1.00 per share, (vii) Placement Agent Warrants entitling the holders to purchase 267,000 shares of Common Stock at an exercise price of $1.00 per share and (viii) Advisor Warrants entitling the holder to purchase 89,000 shares of Common Stock at an exercise price of $1.10 per share. The exercise or conversion price for all of the aforesaid securities may be less than your cost to acquire our shares. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in our company. In addition, the holders of such securities may sell shares in tandem with their exercise of those securities to finance that exercise, which could further depress the market price of the Common Stock.

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

As of March 26, 2019, our executive officers, directors, five percent or greater stockholders, and their respective affiliated entities in the aggregate beneficially own approximately 68.32% of our Common Stock. As a result of such ownership, despite the fact that each one of them, to our knowledge, will continue to operate independently from the other with respect to their respective shareholding of the Company’s shares, these stockholders, if acting together, will have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial, including preventing changes in control or in management. For more information about our current share ownership, please see “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” beginning on page 80 of this report.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which hawse have total annual gross revenues of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined in Regulation S-K of the Securities Act. For so long as we remain an emerging growth company, we will not be required to:

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

We will be subject to the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), including Section 203. Under these provisions, if anyone becomes an “interested stockholder,” the combined company may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning 15% or more of the combined company’s outstanding voting stock or an affiliate of the combined company that owned 15% or more of the combined company’s outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203 of the DGCL. In addition, our Certificate of Incorporation contains provisions, such as blank check preferred stock, advance notice, and stockholder action by written consent which could make it more difficult for a third party to acquire us. These provisions may have the effect of preventing or hindering any attempts by our stockholders to replace our Board of Directors (our “Board”) or management.

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

Under our Certificate of Incorporation, our Board is authorized to issue up to 1,000,000 shares of preferred stock, 910 of which are issued and outstanding as of the date of this report. Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the Board causes shares of preferred stock to be issued, the rights of the holders of our Common Stock could be adversely affected. The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control us to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of Common Stock at a discount to the market price of the Common Stock which could negatively affect the market for our Common Stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the Common Stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

The market price of our Common Stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond its control, such as:

●	announcements of technological innovations, new products or product enhancements by us or others;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of LO2A;

●	success of research and development projects;

●	success in clinical and preclinical studies;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

●	changes in government regulations or patent decisions;

●	developments by our licensees;

●	developments in the biotechnology industry;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of Common Stock or other securities;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance; and

●	the other factors described in the section entitled “RISK FACTORS,” beginning on page 32 of this report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 24 Hanagar Street, Hod Hasharon, Israel, 4527708 where we lease approximately 710 square feet of office space for annual rent of approximately $18,000. Other than such office lease, we do not own or lease any material tangible fixed assets. We believe that our existing facilities are suitable and adequate to meet our current business requirements. In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

To our knowledge, the Israel Securities Authority (the “ISA”) has been conducting an administrative inquiry regarding Wize Israel’s public reports with the ISA in Israel regarding its applicable regulatory path necessary for the marketing of LO2A for the treatment of DES in the United States. As part of the inquiry, the ISA requested Wize Israel to provide certain documentation and has also questioned its officers with respect to such reports. Wize Israel and its officers cooperated with the ISA and, at the ISA’s request, Wize Israel also publicly filed a supplemental report to provide additional information in connection with the said regulatory path and marketing plans, which we believe contained all the required information. In October 2018, the Company was informed that the ISA intends to commence administrative enforcement proceedings against Wize Israel, the Company’s former Chairman and the Company’s Chief Executive Officer in connection with the foregoing reports, pending a hearing with the ISA staff. Following the hearing with the ISA staf, and while the Company does not believe the ISA position has any merits, the Company and the aforesaid officers are engaged in ongoing discussions with the ISA regarding a potential settlement of the matter. The Company cannot give any assurance as to the terms of the settlement, if any, or if such settlement is eventually not reached, what will be remedies or sanctions the ISA may seek, if any.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

Our Common Stock began trading on the OTC Pink under the symbol “OPLI” on January 25, 2012 through November 15, 2017, and under the symbol “WIZP” from November 16, 2017 through January 3, 2018. Since January 4, 2018, our Common Stock has been traded on the OTCQB under the symbol “WIZP.” Following the Reverse Stock Split, a “D” was placed on our ticker symbol (WIZPD) for 20 business days from March 5, 2018, the effective date of the Reverse Stock Split. After 20 business days, the symbol was then changed back to “WIZP.”

The following table sets forth the range of the high and low closing prices of our Common Stock for the periods indicated, as adjusted for the Reverse Stock Split.

2019	HIGH	LOW
First Quarter (through March 29, 2019)	$0.85	$0.61

2018	HIGH	LOW
First Quarter	$3.74	$2.99
Second Quarter	$6.05	$3.59
Third Quarter	$6.10	$2.00
Fourth Quarter	$3.25	$0.75

2017	HIGH	LOW
First Quarter	$24.00	$8.40
Second Quarter	$36.00	$2.64
Third Quarter	$23.48	$2.64
Fourth Quarter	$10.80	$1.68

The foregoing quotations were provided by OTCQB and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The last reported closing price per share of our Common Stock as quoted on the OTCQB was $0.70 on March 29, 2019.

Holders

As of March 29, 2019, there were approximately 85 stockholders of record holding 4,914,405 shares of our Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities.  There are no redemption or sinking fund provisions applicable to our Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2018. The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of restricted stock units, as they have no exercise price.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	391,096	$6.73	2,164,800
Equity compensation plans not approved by security holders
Total	391,096	$6.73	2,164,800

Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2018 in transactions that were not registered under the Securities Act. The issuance of such securities were made in transactions exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” the information required by this item is not required to be provided.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2018 and December 31, 2017 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

Overview

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including DES. We have in-licensed LO2A, a drug developed for the treatment of DES and other ophthalmological illnesses, including CCH and Sjögren’s.

We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have increased from $1,481,000 in the year ended December 31, 2017 to $3,630,000 in the year ended December 31, 2018. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Wize Israel was deemed to be the accounting acquirer in the Merger. The consolidated financial statements of Wize Israel included in this Annual Report are as of and for the periods that are prior to the Merger, and have therefore, not been adjusted to reflect the impact of the Merger.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$(694,000)	$(450,000)
General and administrative	(2,936,000)	(1,031,000)
Total operating costs	(3,630,000)	(1,481,000)
Financial expenses (income), net	351,000	(1,485,000)
Net loss	$(3,279,000)	$(2,966,000)

Revenues

We did not generate any material revenues from operations during the years ended December 31, 2018 and 2017. We had no revenues primarily because (1) from the time of the creditors’ arrangement in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development.

Operating Expenses

Research and development expenses. Research and development expenses were $694,000 for the year ended December 31, 2018, compared to $450,000 for the year ended December 31, 2017, an increase of $244,000 or 54%. The increase in research and development expenses is primarily related to additional expenses related to clinical trials. In 2017, all research and development expenses related to CCH clinical trial, while in 2018 research and development expenses related both to CCH and Sjögren clinical trials. For more information with respect to our expenses in connection with entering into the LO2A License Agreement, please see Note 5 of the audited consolidated financial statements of Wize Israel appearing elsewhere in this Annual Report.

General and administrative expenses. General and administrative expenses were $2,936,000 for the year ended December 31, 2018, compared to $1,031,000 for the year ended December 31, 2017, an increase of $1,905,000 or 184%. The increase in general and administrative expenses during these periods is primarily related to increases in professional services of $579,000, increase in expenses related to stock-based compensation expense of $783,000 and increase in payroll and benefits expenses of $218,000.

Financial expenses (income), Net. Financial income, net was $351,000 for the year ended December 31, 2018 compared to financial expenses, net of $1,485,000 for the year ended December 31, 2017, a change of $1,836,000 or 123%. The decrease in financial expenses during this period is primarily related to the amortization of BCF, proceeds allocated to the derivative liability and debt issuance costs for convertible loans of $1,122,000 during the year ended December 31, 2017 compared to no such expense in 2018, change in the fair value of derivative liability for Right to Future Investment of $253,000 during the year ended December 31, 2017 compared to no such expense in 2018, and from income from amortization of premium related to convertible loans of $2,149,000 which we did not have in the year ended December 31, 2017 and from a loss from extinguishment of convertible loans of $1,709,000 which we did not have during the year ended December 31, 2017.

Net Loss. As a result of the foregoing, we incurred a net loss of $3,279,000 for the year ended December 31, 2018 compared to a net loss of $2,966,000 for the year ended December 31, 2017, an increase in the net loss of $313,000 or 13%.

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

Working Capital and Cash Flows

As of December 31, 2018 and December 31, 2017, we had $3,183,000 and $215,000 in cash and cash equivalents, respectively.

As of December 31, 2018 and December 31, 2017, we had $2,635,000 and $3,204,000, respectively, of outstanding loans, including accrued interest and net of discounts, all of which relates to the Convertible Loans, as described below.

As of December 31, 2018 and December 31, 2017, we had $204,000 and ($3,103,000) of working capital (deficit), respectively. As of December 31, 2018, we had an accumulated deficit of $29,997,000. The increase in working capital was primarily due to the October 2018 transaction and modifications of convertible loans during 2018, the implications of modifications of terms for such Convertible Loans, reclassification of repurchase feature and Investment Rights and of license purchase obligations from being a non-current liability to a current liability, based on the repayment terms under the LO2A License Agreement. Since the LO2A License Agreement relates to an exclusive license to develop LO2A in the United States, Israel, Ukraine and China, and to purchase, market, sell and distribute LO2A in finished product, which product has not yet been approved by the FDA, we determined, that the current status of LO2A is in substance an In-Process Research and Development asset (“IPR&D”). As the IPR&D was received by Wize Israel through a direct acquisition and not through a business combination and as it was determined that the IPR&D does not have future alternative use, the acquisition cost, together with the related direct expenses (including the stock-based compensation) were recorded as part of our R&D expenses during the year ended December 31, 2015.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2018	2017

Net cash used in operating activities	$(2,208,000)	$(1,364,000)
Net cash provided by (used in) investing activities	$253,000	$(4,000)
Net cash provided by financing activities	$4,910,000	$1,538,000

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For the years ended December 31, 2018 and 2017, net cash used in operating activities was $2,208,000 and $1,364,000, respectively. The increase in net cash used in operating activities was mainly due to an increase in net loss of $313,000, increase in amortization of premium related to convertible loans of $2,149,000 and amortization of discounts and issuance costs related to convertible loans of $1,122,000 which was partly mitigated by an increase in Stock-based compensation of $1,289,000 and increase in loss from extinguishment of convertible loans of $1,709,000.

For the years ended December 31, 2018 and 2017, net cash provided by (used in) investing activities was $253,000 and $(4,000), respectively. The increase in net cash provided by (used in) investing activities was mainly due to an increase in proceeds from sale of marketable equity securities of $258,000.

For the years ended December 31, 2018 and 2017, net cash provided by financing activities was $4,910,000 and $1,538,000, respectively. Cash was provided in 2018 primarily by proceeds of: (1) $3,915,000 from issuance of units consisting of common stock and warrants and (2) $1,145,000 from issuance of shares with respect to exercise of PIPE warrants and right for future investment. The increase in net cash provided by financing activities was partly offset by cash proceeds of $707,000 from certain loans in 2017. No such proceeds were received in 2018.

Outlook

According to management estimates, liquidity resources as of December 31, 2018 may not be sufficient to maintain our planned level of operations for the next 12 months. In particular, if needed, we may raise additional funding (in addition to the October 2018 Privet Placement). However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS – Risks Related to our Business,” beginning on page 33 of this report. As of December 31, 2018, we had an accumulated deficit and a minimal amount of stockholders’ equity. In addition, during the years ended December 31, 2018 and 2017, we reported losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2018 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern. Such initiatives may include monetizing of our assets, including the sale of the Can-Fite shares that we currently own that are presented as marketable equity securities in our financial statements.

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

As of December 31, 2018, we (through Wize Israel) had a total principal and accrued interest balance of approximately $1.48 million of loans outstanding under the Convertible Loans described below, of which (1) Ridge extended a principal amount of $0.27 million, (2) Rimon Gold extended a principal amount of $0.8 million, and (3) Fisher (not affiliated, to Wize Israel’s knowledge, with Ridge or Rimon Gold) extended a principal amount of $0.27 million. Below is a summary of the material provisions of the Loan Agreements.

The 2016 Loan. On March 20, 2016, Wize Israel entered into a convertible loan (as amended on March 30, 2016, December 21, 2017 and October 19, 2018, and March 4, 2018 (the “2016 Loan Agreement”) with Rimon Gold, whereby Rimon Gold extended a loan in the principal amount of up to NIS 2 million (approximately $531,000, according to exchange rate of originate date), which bears interest at an annual rate of 4% (the “2016 Loan”). The 2016 Loan Agreement and the 2017 Loan Agreement (as defined below) have a maturity date of May 31, 2019 and the lenders’ investment rights under the 2016 Loan Agreement to invest up to $512,809, in the aggregate, at $1.308 per share, and the lender’s investment rights under the 2017 Loan Agreement to invest up to $663,446, in the aggregate, at $1.332 per share, expires on November 30, 2019.

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

Rimon Gold is entitled, under certain circumstances, to demand repayment of the 2016 Loan, including among others: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2016 Loan Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to stay proceedings; (vi) upon the expiration or termination of the LO2A License Agreement or if any party is in material breach of the LO2A License Agreement or if any party notifies the other of its intention to terminate the LO2A License Agreement; (vii) an adverse material change; and (viii) upon the non-performance of Wize Israel pursuant to the 2017 Loan Agreement described below. We believe that we have complied with the aforementioned covenants through the date of this report.

The 2016 Loan Agreement and the Security Agreements contain a number of other restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends. We believe that we have complied with the aforementioned covenants through the date of this report.

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement and the 2017 Loan Amendment, Rimon Gold has the right, which we refer to as the 2016 Investment Right, until June 30, 2019, to invest up to $796,601, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment, from NIS 5.04 to a fixed price of $1.308 (subject to adjustments in case of stock splits or similar events). See “-December 2017 Loan Amendment” below.

The 2017 Loan. On January 15, 2017, Wize Israel entered into the 2017 Loan Agreement (as amended on December 21, 2017, and October 19, 2018 the “2017 Loan Agreement”) with Ridge, and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Fisher (together, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $283,000) and in the aggregate principal amount of up to NIS 3 million (approximately $850,000), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”)). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment, the 2017 Loan has a maturity date which is the New Loan Agreements Maturity Date. In addition, pursuant to the 2017 Loan Amendment, the expiration date of the investment right under the 2017 Loan Agreement was amended to be 180 days after the New Loan Agreements Maturity Date.

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

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment, the 2017 Lenders have the right, which we refer to as the 2017 Investment Right, until June 30, 2019, to invest up to $1,233,216, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events). See “-December 2017 Loan Amendment” below.

Ridge is entitled, under certain circumstances, to demand repayment of the 2017 Loan, including: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2017 Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to freeze proceedings; and (vi) an adverse material change. We believe that we have complied with the aforementioned covenants through the date of this report.

The 2017 Loan contains a number of restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; and on the distribution of dividends. Wize Israel has complied with the aforementioned covenants through the date of this report.

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

Under the Wize Guaranty, we irrevocably guarantee Wize Israel’s obligations to Rimon Gold under the Convertible Loans. In addition, the Wize Guaranty contains a number of restrictive covenants that limit our operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of our business; and on the distribution of dividends. Wize Israel has complied with the aforementioned covenants through the date of this report.

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

Subject to the closing of the Merger, Wize Israel also undertook to cause us to grant 2017 Warrants to each of the 2017 PIPE Investors, with each PIPE Warrant being exercisable into one share of our Common Stock, with a term of three years from the date of grant. According to the 2017 PIPE Agreements, the number of 2017 Warrants and the exercise price thereof will reflect, prior to giving effect to an adjustment based on the exchange ratio, (i) 30,625 warrants to Peretz and (ii) 62,500 warrants to each of the Other Investors, each warrant exercisable into one ordinary share of Wize Israel, at an exercise price of NIS 28.8 per share (approximately $8.40). Based on the Exchange Ratio, Peretz was granted 126,928 2017 Warrants and each of the Other Investors was granted 259,036 2017 Warrants, each at an exercise price of $1.9728. Consistent with the foregoing, we executed and delivered the 2017 Warrants to the 2017 PIPE Investors on November 16, 2017.

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

October 2018 Private Placement. On October 22, 2018, the Company entered into a securities purchase agreement with certain accredited investors. Pursuant to the purchase agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of (i) 3,100,000 shares of common stock, for a purchase price of $1.00 per share, and (ii) 1,350 shares of newly created Series A Preferred Stock (each convertible into 1,000 shares of common stock), for a purchase price of $1,000 per share, for aggregate gross proceeds under the purchase agreement of $4,450. The Company also agreed to issue to the investors Series A Warrants to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)), and Series B Warrants to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)). The Series A Warrants have an exercise price of $1.10 per share, and the Series B Warrants have an exercise price of $1.00 per share. The investors under the purchase agreement include prior investors in the Company and a lender to the Company.

Off-Balance Sheet Arrangements

As of December 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2v and 2w to our audited consolidated financial statements for the year ended December 31, 2018.

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

In connection with the 2018 loan amendment, the Company applied ASC 470-50.

According to ASC 470-50, each of the modified financial instruments were measured at fair value. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment.

The difference between the Reacquisition Price that was allocated to the Right to Future Investment amounting which was included in the 2016 Loan and its fair value as of that date was recorded directly to additional paid in capital (as a deemed dividend). In addition, the Reacquisition Price that was allocated to the Right to Future Investment which was included in the 2017 Loan and its fair value as of that date, was recorded directly to additional paid-in capital (as a deemed dividend). The difference between reacquisition price that was allocated to the 2017 loan and to the 2016 loan and the carrying value of the 2017 Loan and 2016 Loan was recorded as gain on extinguishment.

In connection with October 2018 Purchase agreement, The Company applied ASU 2017-11. In accordance with ASU 2017-11, which was early applied by the Company, the Company concluded that the Series A Convertible Preferred Stock and related Warrants meet the requirements for equity classification since they are considered to be indexed to the Company’s common stock and all other equity classification criteria described in ASC 815-40-25.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All information required by this item is included in Item 15 of Part IV of this report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position

Noam Danenberg	48	Chairman of the Board

Michael Belkin	76	Director

Yossi Keret	53	Director

Franck Amouyal	35	Director

Joseph Zarzewsky	58	Director

Or Eisenberg	37	Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Noam Danenberg. Noam Danenberg has served as a director and as our Chairman since November 7, 2018. He served as our Chief Operating Officer from the closing of the Merger on November 15, 2017 until November 7, 2018. Mr. Danenberg has served as a strategic advisor of Wize Israel since April 2015. Mr. Danenberg co-founded Panmed Inc. (“Panmed”) in January 2014, a biomed investment company. Since 2000, Mr. Danenberg has provided private investment consulting services to numerous private and public companies through his wholly owned company, N. Danenberg Holding (2000) Ltd. From May 2014 to January 2015, Mr. Danenberg served as a director of Go.D.M. Investments Ltd. (TASE: GODM). From 2000 to 2012, Mr. Danenberg served as an investment advisor at International Software Consulting Limited and from 2004 to 2008 he served as the Chairman and CEO of Fitracks Inc. From 2006 to 2012, he also served as the Chairman of the Board of Hawk Medical Technologies Ltd. Mr. Danenberg holds a B.B.A. in Computer Science from the European University in Antwerp, Belgium and an M.B.A. from the Boston University Brussels Graduate Center.

Michael Belkin, M.A., M.D. Michael Belkin has served on our board since July 1, 2013. Dr. Belkin is, and has been since 1980, a Professor, and since 2010, a Professor Emeritus, of Ophthalmology at Tel Aviv University in Tel Aviv, Israel, and the Director of the Ophthalmic Technologies Laboratory at the university’s Eye Research Institute at the Sheba Medical Center since 1997. Since 2006, Dr. Belkin also serves as a Senior Consultant to the Eye Research Institute at the Singapore National Eye Institute. He was awarded a master’s degree in natural sciences by Cambridge University, England, and received a doctorate in medicine from the Hebrew University of Jerusalem. Dr. Belkin previously served as Director of Research, Development and Non-Conventional Warfare Medicine in the Israel Defense Forces Medical Corps. He also established and was the first full-time Director of the Tel Aviv University Eye Research Institute, Chairman of the Tel-Aviv University Department of Ophthalmology and the President of the Israel Society of Eye and Vision Research, of which he was one of the founders. Dr. Belkin is an author of over 250 scientific publications and more than 25 patents. He is an internationally recognized eye researcher and has received various research awards. His laboratory is dedicated to enabling the transfer of technologies from university-level research to clinical practice by providing expertise and facilities for laboratory, preclinical and clinical studies. He is an entrepreneur and advisor of several ophthalmic companies in the fields of lasers, optics, ophthalmic devices, pharmaceutics and biotechnology. One of hisinventions, the ExPRESS miniature glaucoma shunt, is currently used worldwide. He serves as chairman and member of various international and local scientific and professional committees as well as scientific journals’ editorial boards. Dr. Belkin’s qualifications to serve on our Board of Directors include his expertise in ophthalmic medical research, his medical experience, and his experience as an advisor to several ophthalmic companies.

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

Professor Penny Asbell, MD. joined our Scientific Advisory Board in July 2018. She is a Key Opinion Leader in the treatment of dry eye syndrome. As a principal investigator in countless clinical studies sponsored by the National Institute of Health's National Eye Institute and by industry sponsors, Dr. Asbell has participated in the development of pharmaceuticals that have included pivotal treatments for ocular conditions including dry eyes. In June 2018, Dr. Asbell was named to her current position as the Barrett G. Haik Endowed Chair for Ophthalmology in the College of Medicine and Director of the Hamilton Eye Institute at the University of Tennessee Health Science Center (UTHSC). Dr. Asbell joined UTHSC from the Icahn School of Medicine at Mount Sinai (ISMMS) in New York, where she is a professor of Ophthalmology and director of the Cornea Service and of the Cornea Clinical and Research Fellowships, which she initiated. She is the vice chair of the ISMMS Appointment and Promotion Committee, medical director of the Faculty Practice for Ophthalmology, and system vice chair for Academic Affairs for the Department of Ophthalmology. She established Mount Sinai's Lowenstein Foundation Sjogren's Center to provide multi-specialty care for patients with dry eyes and associated systemic problems and founded the Ocular Inflammatory Biomarker Laboratory at Mount Sinai that is actively seeking validated biomarkers for ocular surface disease. Dr. Asbell has authored and co-authored hundreds of articles, authored 25 book chapters, and has presented over 200 lectures and courses. In addition, she has been extensively interviewed by the New York Times, CBS News, Good Morning America, Bloomberg News, CNN, and many other nationally broadcasted events. She is a world-renowned educator and has lectured throughout the United States, Europe, Japan, India, and South America. Dr. Asbell has served on the board of directors of the Tear Film and Ocular Surface Society, the Cornea Society, the Eye Bank for Sight Restoration and Program Committee-Cornea for ARVO. She is currently the Deputy Editor of Eyewiki which is sponsored by the American Academy of Ophthalmology, Editor in Chief of ECL, the official journal of CLAO, and Section Editor of Cornea for BMC.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. However, we have adopted the independence standards of the NASDAQ Capital Market to determine the independence of our directors and those directors serving on any committee. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board has determined that each of Dr. Michael Belkin, Yossi Keret, Dr. Franck Amouyal and Joseph Zarzewsky are independent as defined under the rules promulgated by the NASDAQ Capital Market. Other than Mr. Amouyal and Mr. Zarzewsky, none of the independent directors has any relationship with us besides serving on our Board. Dr. Franck Amouyal is the son-in-law of Philippe Halfon, who is a business partner of Noam Danenberg.

On June 19, 2017, Wize Israel entered into a finder’s fee agreement with Harbin Israel (Trading) Ltd., an affiliate of Mr. Zarzewsky, pursuant to which Mr. Zarzewsky will receive a 5% royalty on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by Mr. Zarzewsky and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon twenty-one days’ notice. Mr. Zarzewsky introduced us to the Chinese Distributor. See “BUSINESS — Marketing, Sales and Distribution,” beginning on page 18 of this report. Our Board considered these relationships and determined that they would not interfere with Mr. Amouyal’s or Mr. Zarzewsky’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Meeting Attendance

During the year ended December 31, 2018, our Board of Directors held six meetings.  All of our directors attended such meetings.

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

We plan to organize a nominating and corporate governance committee during the first half of 2019. Because of our small size, our Board of Directors carries out the duties of the nominating and corporate governance committee. In selecting nominees for directorships, our Board of Directors considers a broad range of characteristics related to qualifications, background and diversity of nominees based on our current business needs.  Our Board of Directors has not adopted written guidelines regarding nominees for director.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role in Risk Oversight

In accordance with our Bylaws, our Board appoints our officers, including our Chief Executive Officer, Chief Financial Officer, and such other officers as our Board may appoint from time to time. Mr. Noam Danenberg currently serves as our Chairman of the Board and Mr. Or Eisenberg currently serves as our Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Our Board periodically considers whether changes to our overall leadership structure are appropriate.

Our Chairman is responsible for chairing meetings of our Board. Our Bylaws provide that if our Chairman is unable to preside at meetings of our Board, our Chief Executive Officer, if such officer is a director, shall preside at such meetings. Our Chairman is also responsible for chairing meetings of stockholders. In his absence, our Board may appoint another party to chair the stockholders’ meeting.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others. Management is responsible for the day-to-day management of risks the company faces, while our Board, as a whole, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our Board believes that full and open communication between management and our Board is essential for effective risk management and oversight. Senior management attends Board of Directors meetings and is available to address any questions or concerns raised by our Board on risk management-related and any other matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file with the SEC reports of ownership and changes in ownership of our Common Stock. Our directors, executive officers and greater than 10% beneficial owners of our Common Stock are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, we believe that all Section 16(a) reports of our directors, executive officers and greater than 10% beneficial owners were filed timely for the fiscal year ended December 31, 2018 except as set forth below:

●	Yaakov Zarachia filed three late Form 4s;

●	Franck Amouyal filed one late Form 4;

●	Noam Danenberg filed one late Form 4;

●	Or Eisenberg filed one late Form 4;

●	Ron Mayron filed one late Form 4;

●	Joseph Zarzewsky filed one late Form 4;

●	Yosef Keret filed one late Form 4;

●	Ridge Valley filed one late Form 4;

●	Simcha Sadan filed one late Form 4;

●	Rimon Gold filed one late Form 4; and

●	Michael Belkin filed one late Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to us for the years ended December 31, 2018 and 2017. The amounts set forth for Mr. Eisenberg and Mr. Danenberg were originally denominated in NIS and were translated into U.S. Dollars at the average current exchange rate for each year.

Name And Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Or Eisenberg, Acting Chief Executive Officer	2018	210,000			198,000	3,000	(3)	411,000
and Chief Financial Officer (4)	2017	163,000			2,000	10,000	(3)	175,000
Noam Danenberg, Chairman and Former Chief Operating Officer and Strategic Advisor (5)	2018	204,000			198,000	4,000	(3)	406,000
	2017	87,000				20,000	(3)	107,000
Itay Weinstein Former Chief Financial Officer (6)	2018	-			-	-		-
	2017	18,000						18,000

(1)	Amounts shown represent consulting fees earned or paid during the fiscal year.

(2)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(3)	Amount represents car allowance.

(4)	Mr. Eisenberg was appointed as our Acting Chief Executive Officer and Chief Financial Officer on November 16, 2017 in connection with the Merger. He has served as the Acting Chief Executive Officer and Chief Financial Officer of Wize Israel since 2015.

(5)	Mr. Danenberg resigned as our Chief Operating Officer and Strategic Advisor in November 2018. The services of Mr. Danenberg were provided via N. Danenberg Holdings (2000) Ltd. (“Danenberg Holdings”), a services company wholly owned by Mr. Danenberg, pursuant to the terms of the services agreement by and between Wize Israel and Danenberg Holdings. Mr. Danenberg was appointed as our Chief Operating Officer on November 16, 2017 in connection with the Merger. He had served as a strategic advisor to Wize Israel since 2015.

(6)	Mr. Weinstein served as our Chief Financial Officer until his resignation on November 16, 2017 in connection with the Merger. Mr. Weinstein is also the controller of Can-Fite, our former majority stockholder and parent, and was compensated by Can-Fite for services provided to Can-Fite.

Executive Employment Agreements

Except as set forth below, we have not entered into any employment agreements with the named executive officers listed in the table above.

Employment Agreement with Or Eisenberg

Mr. Eisenberg has served as Wize Israel’s Chief Financial Officer and Acting Chief Executive Officer since March 2015 and as our Financial Officer and Acting Chief Executive Officer since the Merger. Mr. Eisenberg’s employment agreement is with Wize Israel. On August 21, 2018, Wize Israel entered into a restated employment agreement with Mr. Eisenberg, which provides for an initial term of three years, subject to automatic one year renewals thereafter unless the agreement is terminated in accordance with its terms. Mr. Eisenberg is entitled to receive an annual base salary of 480,000 NIS ($131,052), subject to adjustment by the Board of Directors of Wize Israel. The salary shall be increased by 10% upon each of the listing of the Company’s securities on a national exchange and the completion of the Phase IV study randomized, double-masked study of LO2A versus Alcon’s Systane® Ultra UD. The salary shall also be increased by NIS 10,000 upon each final closing of a financing of the Company or Wize Israel during the course of Mr. Eisenberg’s employment in which the Company receives net proceeds of $4,000,000. Mr. Eisenberg’s salary was so increased following consummation of the Company’s October 2018 private placement. As compensation for his role as Chief Executive Officer, he will receive a monthly bonus of 5,000 NIS ($1,366). He is also eligible to receive a transaction bonus in connection with certain material transactions, subject to the Company’s clawback rights, as outlined in the employment agreement. In addition, he is eligible to participate in all health insurance and benefit plans offered by the Company to its executives and is entitled to the reimbursement of business expenses and a vehicle allowance.

In the event Mr. Eisenberg’s employment is terminated by Wize Israel other than for Cause or if he resigns for Good Reason (as such terms are defined in his employment agreement), he will be entitled to receive severance benefits under Israeli law as well as his salary for the remainder of the term of the agreement. In the event Mr. Eisenberg is terminated for Cause, he will be not entitled to receive any payments other than such amounts owing and outstanding prior to the termination of his employment. Mr. Eisenberg is subject to non-competition and non-solicitation restrictions throughout his employment and for a period of six months following the termination of his employment.

Services Agreement with Noam Danenberg

On August 20, 2018, Wize Israel entered into a restated consulting services agreement with N. Danenberg Holdings (2000) Ltd. (the “Consulting Company”) and Noam Danenberg, the Chief Operating Officer of the Company at the time and the Company’s current Chairman. The Consulting Services Agreement provides that Mr. Danenberg will provide consulting services including, but not limited to, general strategic consulting services around business development and fund raising for an initial term of three years. As payment for the consulting services, the Company will pay the Consulting Company 40,000 NIS ($10,921) per month subject to adjustment by the Board of Wize Israel. In addition, the Consulting Company will be eligible to receive a transaction bonus in connection with certain material transactions, subject to the Company’s clawback right, as outlined in the consulting services agreement. The consulting fees shall be increased by 10% upon each of the listing of the Company’s securities on a national exchange and the completion of the Phase IV study randomized, double-masked study of LO2A versus Alcon’s Systane® Ultra UD. The consulting fees shall also be increased by NIS 10,000 upon each final closing of a financing of the Company or Wize Israel during the course of the services agreement in which the Company receives net proceeds of $4,000,000. The consulting fees were so increased following consummation of the Company’s October 2018 private placement.

In the event that the Consulting Company terminates the engagement for Good Reason as defined in the consulting services agreement, it is entitled to receive the balance of the remaining service fees for the term of the agreement. In the event that Wize Israel terminates the agreement for Cause as defined in the consulting services agreement, the Consulting Company will not be entitled to receive any payments other than amounts owing and outstanding prior to the termination of the agreement. Following the initial three year term, the agreement may be terminated by either party upon 120 days prior written notice. The Consulting Company and Mr. Danenberg are subject to non-competition and non-solicitation restrictions throughout the engagement and for a period of six-months following the termination of the consulting services.

On November 7, 2018, the consulting agreement was amended in connection with Mr. Danenberg’s resignation as Chief Operating Officer and appointment to the Board and as Chairman of the Board. The material terms of the agreement were not revised.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards for our named executive officers as of December 31, 2018:

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Or Eisenberg (1)	6,000	30,000	3.59	4/4/25

Noam Danenberg (2)	6,000	30,000	3.59	4/4/25

(1)	These options were granted on April 1, 2018 and vested as follows: the options vests in twelve (12) consecutive equal installments over a three year period commencing the April 1, 2019.

(2)	These options were granted on April 1, 2018 and vested as follows: the options vests in twelve (12) consecutive equal installments over a three year period commencing the April 1, 2019.

Compensation of Directors

The following table provides information regarding the total compensation that we paid or awarded to our directors during the year ended December 31, 2018. Mr. Danenberg’s compensation is described under “Executive Compensation” commencing on page 76 of this report.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)(1)	($)	($)	($)
Dr. Michael Belkin (2)(3)	19,000	-	37,500	-	-	56,500
Ron Mayron (4)	13,000	143,600	21,000	-	-	177,600
Yossi Keret	20,000	-	37,500	-	-	57,500
Dr. Franck Amouyal	13,500	-	37,500	-	-	51,000
Joseph Zarzewsky	19,000	-	37,500	-	-	56,500

(1)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(2)	In connection with the appointment of Dr. Belkin, we entered into an agreement to pay director fees for attendance at board meetings or any committee of the board. Dr. Belkin will receive $2,000 for attendance in person at a meeting of the Board of Directors, $750 for attendance by telephone at a meeting of the Board of Directors, and $750 for attendance at each meeting of any committee of the Board of Directors. The agreement with Dr. Belkin was terminated on February 22, 2018.

(3)	On July 1, 2013, we granted to Dr. Belkin options to purchase 2,176 shares of our Common Stock at $159.12 per share. The options are fully vested and will be expire on the ten year anniversary of the grant date.

(4)	Mr. Mayron received NIS 32,866 (approximately $9,400) in cash from Wize Israel for serving as the Chairman of the Board of Wize Israel. Mr. Mayron has served on the Board of Directors of Wize Israel since February 24, 2015 and resigned on November 7, 2018.

Services Agreement and Consulting Agreement with Ron Mayron

Wize Israel entered into a services agreement with Ron Med Ltd. (“RML”), a services company wholly owned by Mr. Mayron, with respect to the engagement of the services of Mr. Mayron which include active chairman of the board of directors services to Wize Israel and to all subsidiaries and/or related companies of Wize Israel to the extent required from time to time by Wize Israel and in accordance with its needs.  Mr. Mayron was required to devote at least 20% of his time to providing services to Wize Israel.  Mr. Mayron had served as Wize Israel’s Chairman of the Board since February 24, 2015.  Mr. Mayron resigned from all positions with us in November 2018 and the agreement with RML terminated at such time. In November, 2018, we entered into a consulting agreement with RML pursuant to which RML shall serve as a strategic advisor to the Company's senior management and Board. RML shall receive a monthly compensation of NIS 20,000 (approximately $5,415). The Consulting Agreement shall have a term of one year (the “Initial Term”) and shall be renewed for additional one year periods. The Consulting Agreement may be terminated by either party following the Initial Term.

Finder’s Fee Agreement with Joseph Zarzewsky

On June 19, 2017, Wize Israel entered into a finder’s fee agreement with Harbin Israel (Trading) Ltd., an affiliate of Mr. Zarzewsky, pursuant to which Mr. Zarzewsky will receive a 5% royalty on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by Mr. Zarzewsky and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon twenty-one days’ notice. Mr. Zarzewsky introduced us to the Chinese Distributor. See “BUSINESS — Marketing and Sales,” beginning on page 18 of this reportreport.

Consulting Agreement with Michael Belkin.

On March 31, 2019, we entered into a consulting agreement with Michael Belkin, pursuant to which we agreed to pay him a monthly retainer of NIS 5,000 (approximately $1,350) and options 5,000 shares of common stock per month.

Compensation of Directors

In March, 2019, our board approved annual cash fees of $15,000 in addition to $1,400 per in person meeting, $500 per signed unanimous consent and $700 per telephonic meeting, with respect to meetings and/or signed resolutions, as applicable, of the Board of Directors or a committee of the Board of Directors.

Our board also approved the following equity grants:

●	100,000 restricted stock units vesting quarterly over a period of two years to each director

●	140,000 restricted stock units vesting quarterly over a period of two years to Mr. Danenberg as compensation for his services as Chairman

●	140,000 restricted stock units vesting quarterly over a period of two years to our Acting Chief Executive Officer and Chief Financial Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 26, 2019 regarding the beneficial ownership of our Common Stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Wize Pharma, Inc., 5b Hanagar Street, Hod Hasharon, Israel 4527708. As of March 26, 2019, there were 9,917,550 shares of our Common Stock outstanding.

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

Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% and Greater Shareholders
Rimon Gold Assets Ltd. (1)	2,990,751	24.33%
Ridge Valley Corporation (2)	1,400,673	13.63%
Yaakov Zarachia (3)	774,533	7.61%
Simcha Sadan (4)	682,843	6.81%
Shimshon Fisher (5)	574,391	5.59%
Bigger Capital Fund, LP (6)	750,000	7.03%
District 2 Capital Fund L.P. (7)	750,000	7.03%
Jonathan Rubini (8)	1,555,739	14.07%
Cannabics Pharmaceuticals, Inc. (9)	900,000	9.07%
Named Executive Officers and Directors
Ron Mayron (10)	74,009	*
Dr. Franck Amouyal (11)	8,332	*
Dr. Michael Belkin (12)	10,508	*
Yossi Keret (13)	8,332	*
Joseph Zarzewsky (14)	8,332	*
Or Eisenberg (15)	52,100	*
Noam Danenberg (16)	110,515	1.11%
Executive Officers and Directors as a Group (7 Persons) (17)	272,128	2.74%

*	Represents ownership of less than 1%

(1)	Represents (i) 617,442 shares of Common Stock, (ii) 607,110 shares of Common Stock issuable upon the conversion of the 2016 Convertible Loan, (iii) 265,531 shares of Common Stock issuable upon the conversion of the 2017 Convertible Loan, (iv) 400,000 shares of Common Stock issuable upon exercise of Series A Warrants, (v) 400,000 shares of Common Stock issuable upon exercise of Series B Warrants , (vi) 392,055 shares of Common Stock issuable upon the exercise of the 2016 Investment Rights and (vii) 308,613 shares of Common Stock issuable upon the exercise of the 2017 Investment Rights. Rimon Gold is an Israeli private company wholly owned by the Goldfinger Trust (the “Trust”), whose trustee is Abir Raveh (the “Trustee”) and whose beneficiary is Yair Goldfinger. The Trust directs the management of Rimon Gold, its investment and voting decisions and the Trustee directs the management of the Trust, its investment and voting decisions. The address of Rimon Gold, the Trust and the Trustee is 32 Habarzel, Tel Aviv, Israel. Mr. Goldfinger does not direct the management of Rimon Gold, the Trust or the Trustee, its investment or voting decisions and disclaims beneficial ownership of the shares reported in this table.

(2)	Represents (i) 1,040,760 shares of Common Stock, (ii) 265,531 shares of Common Stock issuable upon the conversion of the Convertible Loans and (iii) 94,382 shares of Common Stock issuable upon the exercise of the Investment Rights. Ridge is a Seychelles corporation, whose address is Room 206, Premier Building, P.O Box 332, Victoria, Mahe, Seychelles. Priscilla Julie is the sole director of Ridge and holds the voting and dispositive power of the shares of Common Stock beneficially owned by Ridge. Noam Danenberg, our Chairman, is married to Tali Danenberg Harpaz, who owns 49% of Ridge.

(3)

Represents (i) 515,496 shares of Common Stock and (ii) 259,037 shares of Common Stock issuable upon the exercise of the 2017 Warrants. The address for Mr. Zarachia is 10 Tzemach Tzedek Street, Lod, Israel.

(4)	Represents (i) 567,974 shares of Common Stock and (ii) 114,869 shares of Common Stock issuable upon the exercise of the 2017 Warrants. The address for Mr. Sadan is Hashunit 10, Herzliya, Israel.

(5)	Represents (i) 213,524 shares of Common Stock, (ii) 265,778 shares of Common Stock issuable upon the conversion of the Convertible Loans and (ii) 95,089 shares of Common Stock issuable upon the exercise of the Investment Rights. The address of Mr. Fisher is 3 HaRav Shmuel Rozovski Street, Bnei Brak, Israel.

(6)	Represents (i) 250,000 shares of Common Stock, (ii) 250,000 shares of Common Stock issuable upon exercise of Series A Warrants and (iii) 250,000 shares of Common Stock issuable upon exercise of Series B Warrants. The address for Bigger Capital Fund, LP is 159 Jennings Road, Cold Spring Harbor, NY 11724. Michael Bigger, as the managing member of the general partner of Bigger Capital Fund LP, has voting and dispositive power over securities of the Company held by Bigger Capital Fund LP.

(7)	Represents (i) 250,000 shares of Common Stock, (ii) 250,000 shares of Common Stock issuable upon exercise of Series A Warrants and (iii) 250,000 shares of Common Stock issuable upon exercise of Series B Warrants. The address for District 2 Capital Fund, LP is 175 West Carver Street, Huntington, NY 11743. Eric Schlanger, as the general partner of District 2 Capital Fund LP, has voting and dispositive power over securities of the Company held by District 2 Capital Fund LP.

(8)	Represents (i) 418,702 shares of Common Stock, (ii) 178,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock, (iii) 259,037 shares of Common Stock issuable upon the exercise of the 2017 Warrants, (iv) 350,000 shares of Common Stock issuable upon exercise of Series A Warrants and (v) 350,000 shares of Common Stock issuable upon exercise of Series B Warrants. The address for Mr. Rubini is 2655 Marston Drive, Anchorage, Alaska 99517.

(9)	The address for Cannabics Pharmaceuticals, Inc. is #3 Bethesda Metro Center, Suite 700, Bethesda, MD 20814. Eyal Barad, as Chief Executive Officer of Cannabics Pharmaceuticals, Inc., has voting and dispositive power over securities of the Company held by Cannabics Pharmaceuticals, Inc.

(10)	Represents (i) 66,259 shares of Common Stock which are held by Mr. Mayron, including 40,000 shares of Common Stock which were issued upon the vesting of RSUs that were granted by us on April 4, 2018 and (ii) 7,750 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2019. Mr. Mayron resigned from our Board on November 7, 2018.

(11)	Represents 8,332 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2019.

(12)	Represents 10,503 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2019.

(13)	Represents 8,332 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2019.

(14)	Represents 8,332 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2019.

(15)	Represents (i) 40,100 shares of Common Stock which were issued to Mr. Eisenberg upon the vesting of RSUs that were granted by us on April 4, 2018 and (ii) 12,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2019. See footnote 2 above.

(16)	Represents (i) 58,415 shares of Common Stock which are held by a company where Mr. Danenberg holds a minority interest and he does not serve as a director or an officer, (ii) 40,100 shares of Common Stock which were issued to Danenberg Holdings, a services company wholly owned by Mr. Danenberg, upon the vesting of RSUs that were granted by us on April 4, 2018 and (iii) 12,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2019. See footnote 2 above.

(17)	Represents (i) 204,874 shares of Common Stock, including 120,200 shares of Common Stock which were issued upon the vesting of RSUs that were granted by us on April 4, 2018 and (ii) 67,254 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2019.

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

The following table summarizes information as of the close of business on December 31, 2018 concerning the 2012 Plan and other options outstanding.

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

2018 Stock Incentive Plan

On February 22, 2018, the Board approved the adoption of the 2018 Stock Incentive Plan (the “2018 Plan”), including an Israeli annex to comply with Israeli law, in particular the provisions of section 102 of the Israeli Income Tax Ordinance. Under the 2018 Plan, we may grant our employees, directors, consultants and/or contractors stock options, shares of Common Stock, restricted stock and restricted stock units of our company. The Board is currently serving as the administrator of the 2018 Plan, although the 2018 Plan allows for the administrator to be a committee of the Board appointed by the Board for the purpose of the administration of the 2018 Plan. Each stock option granted is exercisable, unless otherwise determined by the administrator, in twelve equal installments over the three year period from the date of grant. Unless otherwise determined by the administrator, the term of each award will be seven years. The exercise price per share subject to each option will be determined by the administrator, subject to applicable laws and to guidelines adopted by the Board from time to time. In the event the exercise price is not determined by the administrator, the exercise price of an option will be equal to the closing stock price of the Common Stock on the last trading day prior to the date of grant. Upon the adoption of the 2018 Plan, the Board reserved for issuance 435,053 shares of Common Stock. On August 15, 2018, the Company amended the 2018 Plan to increase the number of shares issuable under the Plan to 2,500,000 shares, and on the first day of each fiscal year beginning with the 2019 fiscal year, by an amount equal to the lesser of (i) 1,000,000 shares or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Described below are the transactions and series of similar transactions since January 1, 2018 to which we were a party in which:

●	the amounts involved exceeded the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years; and

●	any of the directors, executive officers, holders of more than 5% of our share capital, or any member of their respective immediate family had or will have a direct or indirect material interest.

Wize Israel Loan Agreements

In connection with the October 2018 private placement, on October 19, 2018 the Company and Wize Israel entered into an amendment to convertible loan agreements with Rimon Gold, Ridge and Fisher (the “Loan Agreements Amendment”). Pursuant to the Loan Agreements Amendment, the maturity date (the “Loan Agreements Maturity Date”) under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be the earliest of (a) 90 days following the date that the registration statement of which this report forms a part is declared effective by the SEC, (b) 90 days following the date on which all securities issued to investors in the October 2018 private placement are no longer deemed “registrable securities” under the Registration Rights Agreement (as defined below), and (c) October 24, 2019. In addition, pursuant to the Loan Agreements Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements Maturity Date. On March 4, 2019, the Loans Agreements Maturity Date was extended to May 31, 2019, and the parties also agreed that the lenders’ investment rights under the 2016 Loan Agreement to invest up to $512,809, in the aggregate, at $1.308 per share, and the lenders’ investment rights under the 2017 Loan Agreement to invest up to $663,446, in the aggregate, at $1.332 per share, be extended to November 30, 2019.

For more information relating to the Convertible Loans, the agreements relating thereto and the 2017 PIPE Agreements, please see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” beginning on page 60 of this report.

Agreements with Executive Officers and Directors

Mr. Noam Danenberg, our Chairman and Former Chief Operating Officer and Wize Israel’s strategic advisor, is also the husband of Tali Harpaz, who owns 49% of Ridge.

Wize Israel has entered into employment, services and other agreements with certain of its directors and executive officers. For more information regarding these other agreements entered into by Wize Israel with certain of its directors and executive officers, please see “EXECUTIVE COMPENSATION — Executive Employment Agreements,” beginning on page 77 of this report, “EXECUTIVE COMPENSATION — Compensation of Directors -- Services Agreement and Consulting Agreement with Ron Mayron,” beginning on page 79 of this report, and “EXECUTIVE COMPENSATION — Compensation of Directors -- Finder’s Fee Agreement with Joseph Zarzewsky,” on page 79 of this report.

Director Independence

See Item 10 – “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE –Director Independence,” beginning on page 73 of this report.

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

During the years ended December 31, 2016 and 2015, and the subsequent interim periods preceding its dismissal, there were (i) no disagreements with EY, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements and (ii) no reportable events (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

During the two most recent fiscal years and the interim periods preceding the engagement of Grant Thornton, neither the Company nor anyone on its behalf hadpreviously consulted with Grant Thornton regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

Audit Fee

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton and EY for 2018 and 2017:

	2018	2017

Audit Fees - Grant Thornton (1)	$89,000	$120,000
Audit Fees - EY (1)		31,000
Audit Related Fees - Grant Thornton	-	-
Audit Related Fees - EY	-	-
Tax Fees – Grant Thornton (2)	-	-
Tax Fees – EY (2)	-	-
All other Fees – Grant Thornton (3)	-	-
All other Fees – EY (3)	5,000	17,000
Total Fees	$94,000	$168,000

(1)	Consists of fees billed for the audit of our annual financial statements and the review of financial statements included in our 10-Q, 8-K reports and our Form S-4 Registration Statement and services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the named accountant for tax compliance, tax advice, and tax planning.

(3)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the named accountant, other than the services reported above.

Audit Committee Pre-approval Policies and Procedures

Until February 22, 2018, we did not have an audit committee and as a result our Board of Directors performed the duties of an audit committee.  Our audit committee evaluates and approves in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index to Financial Statements

The following consolidated financial statements are filed as part of this report:

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

U.S. DOLLARS IN THOUSANDS

Fahn Kanne & Co.
Head Office
32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wize Pharma, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Wize Pharma, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1b to the financial statements, the Company has incurred net losses since its inception, and has not yet generated any material revenues. As of December 31, 2018, there is an accumulated deficit of $29,997,000. These conditions, along with other matters as set forth in Note 1b, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tel-Aviv, Israel

April 1, 2019

WIZE PHARMA INC. AND SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	As of December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,183	$215
Restricted bank deposit	-	12
Marketable equity securities (Note 3)	32	323
Other current assets (Note 4)	180	40

Total current assets	3,395	590

PROPERTY AND EQUIPMENT, NET	8	5

TOTAL ASSETS	$3,403	$595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Trade payables	$34	$43
Other accounts payable (Note 7)	272	196
Current portion of license purchase obligation (Note 6)	250	250
Convertible loans, net (Note 8)	2,635	3,204

Total current liabilities	3,191	3,693

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 12):
Preferred Stock A, with $0.001 par value per share -
Authorized: 1,000,000 shares at December 31, 2018 and 2017; Issued and outstanding: 910 and 0 shares at December 31, 2018 and 2017, respectively	1	-
Common Stock, with $0.001 par value per share -
500,000,000 shares authorized at December 31, 2018 and 2017, respectively; 8,957,550 and 4,350,608 shares issued and outstanding at December 31, 2018 and 2017, respectively	9	4
Additional paid-in capital	30,272	23,397
Accumulated other comprehensive loss	(73)	(47)
Accumulated deficit	(29,997)	(26,452)

Total stockholders’ equity (deficit)	212	(3,098)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,403	$595

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	For the Year Ended December 31,
	2018	2017

Operating expenses:
Research and development expenses	$694	$450
General and administrative expenses (Note 13a)	2,936	1,031

Operating loss	(3,630)	(1,481)

Financial income (expense), net (Note 13b)	351	(1,485)

Net loss	$(3,279)	$(2,966)

Addition to net loss (for EPS purpose)
Deemed dividend with respect to the repurchase of right for future investment	(292)	(3)

Net loss applicable to Common stockholders	$(3,571)	$(2,969)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(78)

Changes in unrealized gains on marketable equity securities	—	26

Other comprehensive income (loss)	—	(52)

Comprehensive loss	$(3,279)	$(3,018)

Basic and diluted net loss per share	$(0.61)	$(0.86)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	5,649,262	3,438,842

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Common Stock
	Number	Amount		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)

Balance as of January 1, 2017	3,023,043	$3		$23,391	$(747)	$5	$(23,483)	$(831)
Beneficial conversion feature in respect to convertible loan	—	—		811	—	—	—	811
Classification of derivative liability for right to future investment into equity	—	—		280	—	—	—	280
Issuance of units consisting of common stock and detachable warrants, net of issuance costs	860,987	1		965	—	—	—	966
Exercise of options into common stock	31,439		*)-	21	—	—	—	21
Cancellation of treasury shares with respect to reverse recapitalization	—	—		(747)	747	—	—	—
Shares issued with respect to reverse recapitalization	435,139		*)-	298	—	—	—	298
Amount allocated to the repurchase of beneficial conversion feature in convertible loans	—	—		(2,800)	—	—	—	(2,800)
Amount allocated to the right for future investment - loan 2016 upon 2017 modification	—	—		44	—	—	—	44
Amount allocated to the right for future investment- loan 2017 upon 2017 modification	—	—		1,115	—	—	—	1,115
Deemed dividend with respect to the repurchase of right for future investment	—	—		—	—	—	(3)	(3)
Stock-based compensation	—	—		19	—	—	—	19
Foreign currency translation adjustment	—	—		—	—	(78)	—	(78)
Changes in unrealized gains on marketable equity securities	—	—		—	—	26		26
Net loss	—	—		—	—	—	(2,966)	(2,966)

Balance as of December 31, 2017	4,350,608	$4		$23,397	$—	$(47)	$(26,452)	$(3,098)

*)       Representing amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

(Continued)

	Preferred Stock A			Common Stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount		Number	Amount		capital	income (loss)	deficit	(deficit)

Balance as of December 31, 2017	—	$—		4,350,608	$4		$23,397	$(47)	$(26,452)	$(3,098)
Cumulative effect adjustment from transition to ASU 2016-01 (see note 2b)	—	—		—	—		—	(26)	26	—
Issuance of shares with respect to exercise of PIPE warrants and right for future investment (see note 12d)	—	—		788,658	1		1,144	—	—	1,145
Issuance of units consisting of common stock, preferred stock A and detachable warrants, net of issuance costs (Note 12h)	1,350	1		3,100,000	3		3,911	—	—	3,915
Conversion of Preferred stock into Common stock (Note 12i)	(440)		*)-	440,000		*)-	—	—	—	—
Amount allocated to the repurchase of beneficial conversion feature in convertible loans	—	—		—	—		(1,918)	—	—	(1,918)
Amount allocated to the right for future investment - loan 2016 upon 2018 modification (note 8)	—	—		—	—		952	—	—	952
Amount allocated to the right for future investment- loan 2017 upon 2018 modification (note 8)	—	—		—	—		1,444	—	—	1,444
Deemed dividend with respect to the repurchase of right for future investment	—	—		—	—		—	—	(292)	(292)
Stock-based compensation	—	—		278,284	1		1,342	—	—	1,343
Net loss	—	—		—	—		—	—	(3,279)	(3,279)

Balance as of December 31, 2018	910	$1		8,957,550	9		$30,272	$(73)	$(29,997)	$212

*)       Representing amount less than $1

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. AND SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the Year Ended December 31,
	2018		2017
Cash flows from operating activities

Net loss		$(3,279)	$(2,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		2	1
Stock-based compensation		1,289	19
Unrealized loss on marketable equity securities		33	—
Amortization of discounts and issuance costs related to convertible loans		—	1,122
Amortization of premium related to convertible loans (Notes 8 and 13)		(2,149)	—
Accrued interest on convertible loans (Notes 8 and 13)		56	47
Loss from extinguishment of convertible loans (Notes 8 and 13)		1,709	61
Change in the fair value of derivative liability for right to future investment (Notes 8 and 13)		—	246
Change in the fair value of license purchase obligation (Note 6)		—	3
Change in:
Other current assets		(86)	(33)
Trade payables		(9)	30
Other accounts payable		76	(40)
License purchase obligation		150	146

Net cash used in operating activities		(2,208)	(1,364)

Cash flows from investing activities

Purchase of property and equipment		(5)	(4)
Proceeds from sale of marketable equity securities		258	—

Net cash provided by (used in) investing activities		253	(4)

Cash flows from financing activities

Proceeds from loans from controlling stockholder		—	82
Proceeds from issuance of convertible loans, net of issuance costs (Note 8)		—	625
Proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment		1,145	—
Proceeds from issuance of units consisting of common stock, preferred stock A and warrants (Note 12c)		3,915	966
Proceeds from exercise of options into common stock		—	21
Repayment of license purchase obligation		(150)	(156)

Net cash provided by financing activities		4,910	1,538

Effect of exchange rate change on cash, cash equivalents and restricted cash		1	17

Change in cash, cash equivalents and restricted cash		2,956	187
Cash, cash equivalents and restricted cash at the beginning of the year		227	40

Cash, cash equivalents and restricted cash at the end of the year		$3,183	$227

Supplemental disclosure of non-cash financing activities:
Classification of derivative liability for right to future investment into equity		$—	$280
Acquisition of marketable equity securities as part of the recapitalization		$—	$298
Increase in other current assets through equity		$54	$—
Deemed dividend with respect to the repurchase of right for future investment		$292	$3
Conversion of Preferred stock into Common stock	$	*)-	$—
Amount allocated to the repurchase of beneficial conversion feature in convertible loans		$(1,918)	$(2,800)
Amount allocated to the right for future investment - loan 2016 upon 2018 modification		$952	$—
Amount allocated to the right for future investment- loan 2017 upon 2018 modification		$1,444	$—

The accompanying notes are an integral part of the consolidated financial statements.

WIZE PHARMA INC. AND SUBSDIARIES

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

Commencing August 30, 2016, Wize Israel manages most of its activity through OcuWize Ltd., a wholly-owned Israeli subsidiary which manages and develops most of the Company’s activity under the License Agreement (see also Note 5).

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A”) in the United States, Israel, Ukraine and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in the United States, Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In July 2018, the Company paid Resdevco royalties in the amount of $185.

Following the Merger (as defined below) transaction as described in Note 1d, the business of Wize Israel became the ongoing business of the Company and the Company is defined as a “smaller reporting company”, according to Item 10(f)(1) of Regulation S-K, as promulgated by the United States Securities and Exchange Commission (the “SEC”).

For discussion of a financing transaction in October 2018, see also Note 12j.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of December 31, 2018, the Company has an accumulated deficit of $29,997.

In addition, in the years ended December 31, 2018, and December 31, 2017, the Company reported losses and negative cash flows from operating activities. Furthermore, unless the Company can extend the maturity date, or obtain additional financing, the convertible loans in the aggregate principal amount of $1,353 will become due in May 2019 (refer to note 15).

Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

WIZE PHARMA INC. AND SUBSDIARIES

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

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations and repay existing indebtedness through the sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

c.	Risk factors:

As of December 31, 2018, the Company had an accumulated deficit of $29,997. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any material revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities and general and administrative expenses.

The Company expects to continue to incur losses for the foreseeable future, and these losses will likely increase as it:

■   initiates and manages pre-clinical development and clinical trials for LO2A;

■   seeks regulatory approvals for LO2A;

■   implements internal systems and infrastructures;

■   seeks to license additional technologies to develop;

■   pays royalties related to the License Agreement;

■   hires management and other personnel; and

■   moves towards commercialization.

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

WIZE PHARMA INC. AND SUBSDIARIES

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

Upon the Closing Date of the Merger, each issued and outstanding ordinary share of Wize Israel was automatically converted into  4.1445791236989 shares (the “Exchange Ratio”) (such number not being converted as per the Reverse Stock Split described in Note 12c) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). As a result, an aggregate of 3,915,469 shares, or approximately 90% of the issued and outstanding Common Stock were issued to Wize Israel’s shareholders. The pre-Merger stockholders of the Company retained an aggregate of 435,053 shares, or approximately 10% of the issued and outstanding Common Stock.

Wize Israel’s ordinary shares were delisted from the Tel Aviv Stock Exchange (“TASE”) and there is no longer a public trading market for Wize Israel’s ordinary shares in Israel.

The Merger between the Company and Wize Israel became effective on November 16, 2017, and following such Merger, Wize Israel activities are the sole activities of the Company. The Common Stock is currently quoted in the United States on the over-the-counter (“OTCQB”) under the symbol “WIZP.”

The Merger was accounted for as a reverse recapitalization which is outside the scope of ASC 805, “Business Combinations” (“ASC 805”), as the Company, the legal acquirer, was considered a non-operating public shell, and was therefore not a business as defined in ASC 805. Under reverse capitalization accounting, Wize Israel was considered the acquirer for accounting and financial reporting purposes. The Merger was accounted for in a manner that is substantially the same as a reverse acquisition under ASC 805, except that any excess fair value of the consideration transferred over the net fair value of the monetary assets of the Company was recognized as a reduction of equity.

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

WIZE PHARMA INC. AND SUBSDIARIES

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

As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to the going concern assumptions, determining the fair value of embedded and freestanding financial instruments related to convertible loans and rights to future investment and the determination whether modification of terms of financial instruments is substantial.

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Functional currency:

Prior to the Merger, as Wize Israel activities were conducted in Israel and most of its financing was denominated and determined in New Israel Shekels (NIS), management has determined that the functional currency of Wize Israel was NIS. Following to the Closing Date of the Merger, the Company aims to direct its main operations in the United States market. In addition, following to the Closing Date of the Merger, the current convertible loans which were previously denominated in NIS, were changed into U.S. dollars terms, including their principal and conversion price. Similarly, the Company issued warrants eligible for exercise for the Company’s shares of common stock at an exercise price denominated in U.S. dollars. Also, the management believes the Company will raise funds through private investment rounds and / or from issuance of equity in dollar amounts by approaching the market in the United States. As a result, it was determined that the U.S dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, as of that date, the functional currency of the Company was changed into the U.S. dollar.

The reporting currency of the consolidated financial statements is U.S. dollars. Pre-merger, Wize Israel and OcuWize results were translated into U.S. dollars in accordance with the standards of the Financial Accounting Standards Board (“FASB”). Accordingly, assets and liabilities were translated from NIS to U.S. dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year. Gains or losses resulting from translation adjustments (which result from translating an entity’s financial statements into U.S. dollars if its functional currency is different than the U.S. dollar) were reported in other comprehensive income and are reflected in equity, under “accumulated other comprehensive income (loss)”. As a result of adoption of ASU 2016-01, as discussed in note 2v, accumulated other comprehensive income as of December 31, 2018 consists solely of foreign currency translation adjustment.

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

The following table presents data regarding the dollar exchange rate of relevant currencies:

	As of December 31,		% of change
	2018	2017	2018	2017

USD 1 = NIS	3.748	3.467	8.1	(9.8)

d.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

For presentation of statement of cash flows purposes, restrict cash balances are included with cash and cash equivalents, when reconciling the reported period total amounts.

December 31
2017

Cash and cash equivalents	$215
Restricted cash	12
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$227

There were no restricted cash amounts as of December 31, 2018.

e.	Restricted bank deposit:

Restricted bank deposit is a deposit with maturities of more than three months and up to one year. The restricted bank deposit was presented at its cost, including accrued interest and represents cash which is used as collateral for Wize Israel’s credit card.

f.	Marketable equity securities:

Until December 31, 2017, the Company’s investment in marketable equity securities was classified as available-for-sale carried at fair value based on the quoted market price, with unrealized gains and losses reported as a separate component of stockholders’ deficit under accumulated other comprehensive income in the consolidated balance sheets. Realized gains and losses on sales of available-for-sale securities are included as financials income, net in the consolidated statements of comprehensive loss.

The Company accounted for these marketable equity securities as available-for-sale carried at fair value since these marketable equity securities were considered available to be converted into cash to fund Company’s current operations. The Company was required to recognize an impairment charge when a decline in the fair value of its investments in securities was below the cost basis of such securities and was determined to be other than temporary. Factors considered in making such a determination included the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell. For securities that were deemed other-than-temporarily impaired, an impairment was recognized as the difference between the cost basis of the impaired equity security and the fair value on the measurement date, as part of financial income, net in the statement of comprehensive loss. The fair value on measurement date was considered the equity security’s new cost basis. As of December 2017, the Company has not recorded loss from impairment.

Commencing January 1, 2018, following the effective date of ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” (ASU 2016-01), the Company’s investment in marketable equity securities which is based on equity securities with readily determinable fair values was classified as financial instruments at fair value with any changes in fair value recognized periodically in net income.

WIZE PHARMA INC. AND SUBSDIARIES

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360 “Property, plant and equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2018 and 2017, no impairment losses have been identified.

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

Wize Israel has two employee as of December 31, 2018 and 2017. Wize Israel’s liability for severance pay is pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”), pursuant to which all Wize Israel’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release Wize Israel from any future severance payments in respect of those employees. Wize Israel has made all of the required payments as of December 31, 2018 and 2017.

WIZE PHARMA INC. AND SUBSDIARIES

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

Severance expenses for the years ended December 31, 2018 and 2017 amounted to $10 for both periods.

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

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. As of December 31, 2018 and 2017, no liability for unrecognized tax positions has been recognized.

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

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Convertible loans:

Allocation of proceeds:

The proceeds received upon the original issuance of the 2016 Loan together with a freestanding derivative financial instrument (derivative liability for right to future investment) were allocated to the financial instruments issued based on the residual value method.

The detachable derivative financial instrument related to the 2016 loan was recognized based on its fair value and the remaining amount of the proceeds was allocated to the 2016 Loan component.

Beneficial Conversion Features (“BCF”):

a.	Upon initial recognition, the Company has considered the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and determined that the embedded conversion feature of the 2016 Loan should not be separated from the host instrument because it qualifies for equity classification. Furthermore, the Company applied ASC 470-20, “Debt - Debt with Conversion and Other Options” which clarifies the accounting for instruments with BCF or contingently adjustable conversion ratios, and has applied the BCF guidance to determine whether the conversion feature is beneficial to the investor.

The BCF was calculated by allocating the proceeds received in financing transactions to the 2016 Loan and to any detachable freestanding financial instrument (derivative liability for future investment (see also Note 8)) included in the transaction, and by measuring the intrinsic value of the conversion option based on the effective conversion price as a result of the allocated proceeds.

The intrinsic value of the conversion option with respect to the 2016 Loan was recorded as a discount on the 2016 Loan with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the 2016 Loan was amortized as interest expense over the contractual term of the 2016 Loan (before its modification) by using the effective interest method.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Upon initial recognition, the Company has considered the provisions of ASC 815-15, “Derivatives and Hedging - Embedded Derivatives” (“ASC 815-15”), and determined that the embedded conversion feature of the 2017 Loan cannot be considered as clearly and closely related to the host debt instrument, However, it was determined that the embedded conversion feature should not be separated from the host instrument because the embedded conversion option, if freestanding, did not meet the definition of a derivative in accordance with the provisions of ASC 815-10, since its terms do not require or permit net settlement. Thus, it was determined that the conversion feature does not meet the characteristic of being readily convertible to cash.

Furthermore the Company applied ASC 470-20 which clarifies the accounting for instruments with BCF or contingently adjustable conversion ratios.

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

c.

Following modifications or exchanges of convertible loans that were accounted for as an extinguishment (see below), upon recognition of the convertible loans based on their modified terms, the Company applied ASC 470-20, “Debt – Debt with conversion and other options” to determine whether the conversion feature is considered beneficial to the investors. However, due to the fact that following the extinguishment of the convertible loans, such modified convertible loans were recognized based on their fair value as of the modification date, the conversion terms were not considered beneficial to the investors.

d.	Modifications or exchanges:

Modifications to, or exchanges of, financial instruments such as convertible loans, are accounted for as a modification or an extinguishment, following to provisions of ASC 470-50, “Debt- Modification and Extinguishments”. Such an assessment is done by management either qualitatively or quantitatively based on the facts and circumstances of each transaction.

WIZE PHARMA INC. AND SUBSDIARIES

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

If the original and new debt instruments are considered as “substantially different”, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss under financial expense or income as applicable.

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

The gain or loss on the extinguishment of the convertible debt instrument is determined based on the difference between the carrying amount and the fair value of the allocated reacquisition price.

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

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

If the original and new equity instruments are considered as “substantially different”, the excess fair value of the allocated reacquisition price over the fair value of the modified financial instrument before the modification, is recognized directly to retained earnings as a deemed dividend.

Issuance costs of convertible loan:

a.	Upon initial recognition, costs incurred in respect of obtaining financing through issuance of the 2016 Loan (or costs allocated to such component in a package issuance) are presented as a direct deduction from the amount of the 2016 Loan and in subsequent periods such costs (together with the discount created by BCF if applicable) expensed as financing expenses over the contractual term of the 2016 Loan by using the effective interest method. Any such costs that were allocated to the derivative component were expensed as incurred.

b.	Upon initial recognition, costs incurred in respect of obtaining financing through issuance of the 2017 Loan also discussed in Note 8 (or costs allocated to such component in a package issuance) were presented as a deferred asset since the 2017 loan was completely discounted at the initial recognition. In subsequent periods, such expenses were amortized ratably over the original term of the 2017 Loan.

n.	Fair value of financial instruments:

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

WIZE PHARMA INC. AND SUBSDIARIES

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

Derivative financial instruments are measured at fair value, on a recurring basis. The fair value of derivatives generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting dates, based on the prevailing currency or stock prices, as applicable. The fair value measurement of the derivative liability for right to future investment (which were classified to equity during 2017) and the financial instruments included under 2017 Loan and 2016 Loan (see note 8) are classified within Level 3.

Following each of the modifications described in Note 8, Wize Israel’s management engaged an external appraiser that measured the fair value of the financial instruments exchanged or modified, as further described in Note 8 and in the following paragraph.

The following tabular presentation reflects the components of the derivative liability associated with rights to future investment during the year ended December 31, 2017:

Fair value of Right of Future Investment

Balance at December 31, 2016	$34
Change in the fair value of derivative liability	246
Reclassification of derivative liability into equity (*)	(280)

Balance at December 31, 2017	$-

(*)

Upon the December 2017 modification, and in accordance with ASC 815-40 “Derivatives and Hedging, Contracts in Entity’s Own Equity”, it was determined that the right to future investment is eligible to be considered as indexed to the Company’s own stock.

Accordingly, the fair value of the Right of Future Investment immediately prior to the Modification Date (December 2017) which amounted to NIS 1,042,000 (approximately $280 according to the exchange rate as of the Modification Date) was reclassified from a derivative liability to additional paid-in capital.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2018, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

As of December 31, 2016, the balance of derivative instruments consisted of derivative liability for right to future investment in an amount of $34 (see also n. above and r. below), and is stated at fair value.

As of December 31, 2018 and 2017, there were no financial instruments required to be accounted as derivatives (see also n. above and r. below).

During the years ended December 31, 2018 and 2017, the Company did not designate any financial instruments for hedging purposes.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.	Derivative liability for right to future investment:

Upon initial recognition, the Company reviewed the terms of such obligation and determined that it is not eligible to be classified as a component of permanent equity, as such instrument permitted the holder to receive a variable number of shares of common stock upon exercise, by investment of cash amount that will be determined at the discretion of the holder (up to a pre-determined cap). Accordingly, such financial instrument was accounted for as a derivative liability and as such was measured upon initial recognition and re-measured at subsequent reporting periods at fair value. Changes in the fair value were recorded in the consolidated statement of comprehensive loss within the caption “financial expense, net”.

Upon the December 2017 modification, and in accordance with ASC 815-40 “Derivatives and Hedging, Contracts in Entity’s Own Equity”, it was determined that the right to future investment, eligible to be considered as indexed to the Company’s own stock and as a result the derivative liability for right to future investment was reclassified into additional paid-in capital (see also Note 8).

s.	Series A Warrants with Down-Round Protection

Commencing January 1, 2018 and following the early adoption of Accounting Standard Update (ASU) No. 2017-11, “I. Accounting for certain financial instruments with Down Round Features” (ASU 2017-11) as described in Note 2.t, the Company disregard certain down-round features when assessing whether a financial instrument is indexed to its own stock, for purposes of determining liability or equity classification.

Based on its evaluation, management has determined that Series A Warrants (the “Warrants”) that were issued on October 2018, as part of a private placement, as described in Note 12J, which include a down-round protection that would adjust the exercise price of the Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Warrants, are eligible for equity classification.

In accordance with the provisions of ASU 2017-11, upon the occurrence of an event that triggers a down round protection (i.e., when the exercise price of the Warrants is adjusted downward because of the down round feature), the effect is accounted for as a deemed dividend and as a reduction of income available to common shareholders for purposes of basic earnings per share (EPS) calculation.

During the period from issuance of the Warrants and throughout December 31, 2018, there were no events that require a downward adjustment of the current exercise price of the Warrants.

t.	Basic and diluted loss per share:

Basic loss per share is computed by dividing the loss for the period applicable to Ordinary Shareholders by the weighted average number of shares of common stock outstanding during the period. Securities that may participate in dividends with the common stock (such as the convertible Series A Preferred Stock) are considered in the computation of basic income (loss) per share using the two-class method. In periods of net loss, such participating securities are included in the computation, since the holders of such securities have a contractual obligation to share the losses of the Company (as the convertible Series A Preferred Stock do not have a right to receive any mandatory redemption amount and as they are entitled only to dividends on an as-converted basis together with the common shares).

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of options, warrants and rights for future investment issued or granted using the “treasury stock method” and upon the conversion of 2017 Loan and 2016 Loan using the “if-converted method”, if the effect of each of such financial instruments is dilutive.

For the years ended December 31, 2018 and 2017, all outstanding stock options and other convertible instruments have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2018 and 2017, is as follows:

	Year ended December 31,
	2018	2017

Numerator:
Net loss	$(3,279)	$(2,966)
Add: Loss attributed to preferred stock (*)	147	-
Less: Deemed dividend with respect to right for future investment	$(292)	$(3)

Net loss applicable to stockholders of Common Stock	$(3,424)	$(2,969)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	5,649,262	3,438,842
Net loss per share of Common stock, basic and diluted	$(0.61)	$(0.86)

(*) During the year ended December 31, 2018 the Company issued preferred stock as part of the October 2018 transaction. These preferred shares are participating securities as described in Note 12.j. During the years ended December 31, 2018 and 2017 there were no other potentially dilutive instruments.

u.	Accumulated other comprehensive loss:

Accumulated other comprehensive loss, presented in stockholders’ deficit, includes (i) gains and losses that were incurred from the translation of the pre-merger results of Wize Israel and OcuWize to the reporting currency (see also Note 2c) and (ii) unrealized gain from the change in the fair value of marketable equity securities that were classified as available-for-sale until December 31, 2017.

The components of accumulated other comprehensive income (loss) as of December 31, 2017 and 2018 were as follows:

Total accumulated other comprehensive income (loss)

Balance at January 1, 2017	$(47)
Cumulative effect adjustment as a result from transition to ASU 2016-01	(26)

Balance at December 31, 2018	$(73)

v.	Stock-based compensation:

Stock-based compensation to employees is accounted for in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires estimation of the fair value of equity - based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period.

WIZE PHARMA INC. AND SUBSDIARIES

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

Until December 31, 2017, ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”) provisions were applied with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the grant date, and at the end of each accounting period between the grant date and the final measurement date.

Following the adoption of ASU2018-07 all equity-classified nonemployee share-based payment awards granted during 2018 were measured at grant-date fair value of the equity instruments that the Company is obligated to issue.

Upon the Closing Date of the Merger (see also Note 1d), all the outstanding options under 2015 Plan of Wize Israel were cancelled.

w.	Disclosure of new accounting standards

ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.”

Commencing January 2018, the Company applied ASU 2016-01, “Financial Instruments—Overall (Topic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” (ASU 2016-01).

ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Among others, ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) will be measured at fair value with changes in fair value recognized in net income. Also, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ASU 2016-01 requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure a liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements.

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

Following the adoption of ASU 2016-01, the Company reclassified unrealized gains and losses amounts related to its investment in marketable equity securities that previously were classified as available-for-sale securities from accumulated other comprehensive income to accumulated deficit on January 1, 2018. Following the adoption, such investment is accounted for at fair value and the changes in fair value are recognized in net income or loss.

ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions.

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

WIZE PHARMA INC. AND SUBSDIARIES

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

ASU 2018-07 is effective for public business entities in annual periods beginning after 15 December 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the new revenue recognition guidance (which became effective for the Company in its interim financial statements for 2018).

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

x.	Recent Accounting Pronouncements not adopted yet

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize their leases contracts as assets and liabilities in the financial statements. Furthermore, the ASU requires the Company to continue recognizing expenses but recognize expenses on their income statements in a manner similar to current lease accounting. The amendments in this ASU are effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company intends to adopt the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company intends to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.

The Company has completed an initial assessment of the potential impact on its consolidated financial. The actual impact of applying ASU 2016-02 will not be with a significant effect on Company’s consolidated financial statements

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	MARKETABLE EQUITY SECURITIES

The Company owns 52,249 ordinary shares of Can-Fite representing approximately 0.12% of Can-Fite’s issued and outstanding share capital as of December 31, 2018. This is an asset held by the Company as of the Closing Date of the Merger and was initially recorded at fair value (quoted market) on the Closing Date.

Commencing January 1, 2018, such shares with readily determinable fair value are classified at fair value with changes carried to income or loss.

NOTE 4:-	OTHER CURRENT ASSETS

	December 31,
	2018	2017

Prepaid expenses	$97	$3
Receivables from governmental authorities	75	37
Other	8	-

	$180	$40

NOTE 5:-	LICENSE AGREEMENT

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A”) in the United States, Israel, Ukraine and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in the United States, Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In July 2018, the Company paid Resdevco royalties in the amount of $185.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	LICENSE AGREEMENT (Cont.)

The fair value of the Minimum Commitment to pay royalties as stated as of its initial recognition date was calculated based on an estimate of the fair value of the payments set in the License Agreement in accordance with the dates set in the License Agreement using a discount rate of 21%, which reflected, among other things, Wize Israel’s estimate of its equity rate as of that date. At initial recognition, the fair value of the Minimum Commitment was estimated in an amount of $397. As of December 31, 2018, the current liability to pay future royalties amounts to $250 (see also Note 6).

On February 28, 2019, the Company terminated the distribution agreements in the territory of Ukraine.

NOTE 6:-	LICENSE PURCHASE OBLIGATION

a.

As noted in Note 5, as consideration for the License Agreement, Wize Israel undertook to pay a Minimum Commitment of licensing fees and royalties of no less than $500 in the first three years of the agreement. An amount of $100 was paid in May 2015, upon signing the License Agreement and amounts of $150 and $150 were paid in January 2016 and July 2017, respectively.

In July 2017, Wize Israel and Resdevco amended the License Agreement pursuant to which the annual royalties amount of $475 will be reduced to $150 for 2018 and 2019. If Wize Israel obtains an FDA marketing license during 2019, the Company will be required to pay Resdevco the remainder of the payment of 2019. Consequently, during the third quarter of 2017 the Company has recognized an amount of $150 as an additional liability with respect to the 2018 minimum commitment, which was paid during the third quarter of 2018. In addition, during the third quarter of 2018 the Company has recognized an amount of $150 as a liability in respect to the 2019 minimum commitment. Such amount is reflected as an expense under research and development expenses in 2017 and 2018 as applicable. In February 2019, the Company and Resdevco agreed that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of FDA approval for eye drops utilizing the licensed technology.

On December 26, 2017, Wize Israel entered into an amendment to the License Agreement with Resdevco (the “Third Amendment”) which includes (i) China in the list of Licensed Territories, (ii) the size and timing of royalty payments, including the minimum annual royalty payments, payable by Wize Israel to Resdevco in connection with its distribution activities in China, and (iii) an undertaking by Wize Israel to include in the distribution agreement to be entered into with the Chinese Distributor that the Chinese Distributor will transfer the Chinese market license to Resdevco upon termination of the distribution agreement. On May 31, 2018, The Company entered into a distribution agreement with the Chinese distributor. As a result of entering into the agreement above, the term of the Third Amendment did not expire on June 1, 2018.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	LICENSE PURCHASE OBLIGATION (Cont.)

b.	The following table details the repayment dates of the remaining Minimal Commitment on the financial liability and the balance in the consolidated financial statements:

	As of December 31,
	2018	2017
Repayment dates:
January 1, 2018	$-	$250
January 1, 2019	250	-

Remaining balance	250	250

Current liability	250	250
Non-current liability	-	-

Total	$250	$250

c.	On January 21, 2018, Resdevco agreed to postpone the minimum royalty payment obligation amounting to $150 from January 1, 2018 to July 29, 2018 (see also note 5).

NOTE 7:-	OTHER ACCOUNTS PAYABLE

	December 31,
	2018	2017

Employees and payroll accruals (*)	$130	$101
Accrued expenses	142	95

	$272	$196

(*)	As of December 31, 2018 and 2017, most of the sum refers to a debt to the Company’s Chief Executive Officer, with whom the Company had reached an agreement regarding postponing the payment date. The debt is expected to be paid in the foreseeable future.

NOTE 8:-	CONVERTIBLE LOANS

a.	On March 20, 2016, Wize Israel entered into an agreement (as amended on March 30, 2016, the “2016 Loan Agreement”) pursuant to which Rimon Gold Assets Ltd. (“Rimon Gold”) extended a loan in the principal amount of up to NIS 2 million (approximately $531 according to an exchange rate at 2016 loan originate date), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), the 2016 Loan had a maturity date of December 31, 2018. Regarding the modification of the maturity date of the 2016 loan in October 2018, see also Note 8b.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

Under the 2016 Loan Agreement, Rimon Gold had the right, at its sole discretion, to convert any outstanding portion of the 2016 Loan, but not less than NIS 100,000 (approximately $26 according to an exchange rate at 2016 loan origination date), into Wize Israel ordinary shares at a conversion price per share of NIS 15.2592 (approximately $3.84), subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement. As a result of the Merger and based on the Exchange Ratio, the conversion price per share for the 2016 Loan was adjusted to NIS 3.6 (approximately $0.96). As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2016 Loan is $531 and the conversion price per share for the 2016 Loan was adjusted to $0.9768.

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), Rimon Gold had the right (the “2016 Investment Right”), until June 30, 2019, to invest up to $797, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment (as defined below), from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events). Regarding modification to extend the term of the 2016 investment right in October 2018, see also Note 8b.

Rimon Gold was entitled, under certain circumstances, to demand repayment of the 2016 Loan, including among others: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2016 Loan Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel (v) if Wize Israel files a motion to stay proceedings; (vi) upon the expiration or termination of the License Agreement or if any party is in material breach of the License Agreement or if any party notifies the other of its intention to terminate the License Agreement; (vii) an adverse material change; or (viii) upon the non-performance of Wize Israel pursuant to the 2017 Loan Agreement, see also Note 8b. The 2016 Loan Agreement and the Security Agreements contain a number of restrictive covenants that limit Wize Israel's operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of the Company's business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends.

The Company believes it is in compliance with the 2016 loan covenants through the date of the financial statements.

On January 15, 2017, Wize Israel entered into the loan agreement (the “2017 Loan Agreement”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher,” and together with Ridge and Rimon Gold, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274 according to an exchange rate at 2017 loan originate date) and in the aggregate principal amount of up to NIS 3 million (approximately $822 according to an exchange rate at 2017 loan originate date), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment (as defined below), the 2017 Loan had a maturity date of December 31, 2018. Regarding the modification of the maturity date of the 2017 loan in October 2018, see also Note 8b.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28 according to an exchange rate at 2017 loan originate date), that the lender provided to Wize Israel (each such portion converted into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE (see also Note 12b), the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15).

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2017 Loan is $822 and the 2017 Loan Conversion Price was adjusted to $1.1112. See “2017 Loan Amendment” below.

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment (as defined below), the 2017 Lenders had the right (the “2017 Investment Right”), until June 30, 2019, to invest up to $1,233, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted in December 2017, based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events). Regarding modification to extend the term of the 2017 investment right in October 2018, see also Note 8b.

Ridge was entitled, under certain circumstances, to demand repayment of the 2017 Loan, including: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2017 Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to freeze proceedings; or (vi) an adverse material change. The 2017 Loan contains a number of restrictive covenants that limit the Wize Israel's operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel's business; restrictions on payments to related parties; and on the distribution of dividends.

The Company believes it is in compliance with the 2017 loan covenants through the date of the financial statements.

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

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

2017 loan amendment

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

b.	2018 loan amendment

In connection with the Purchase Agreement, on October 19, 2018 (“2018 modification date”) the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to the existing convertible loan (the “Amendment”). Pursuant to Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the Registration Rights Agreement covering the resale of all common stock, issued pursuant to the Purchase Agreement (see note 12j.), and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale for investors who are not a party to the Loan Agreements Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements Maturity Date.

According to ASC 470-50, each of the modified financial instruments were measured at fair value. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $2,314 was allocated to the 2016 Loan and an aggregate amount of $3,286 was allocated to the 2017 Loan and the related 2016 and 2017 right to future investment.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

The difference between the Reacquisition Price that was allocated to the Right to Future Investment amounting to $874 which was included in the 2016 Loan and its fair value as of that date amounting to $764 was recorded directly to additional paid in capital (as a deemed dividend in an amount of $110). In addition, the Reacquisition Price that was allocated to the Right to Future Investment amounting to $1,336 which was included in the 2017 Loan and its fair value as of that date amounting to $1,154, was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $182). The difference between reacquisition price that was allocated to the 2017 loan and to the 2016 loan, respectively and their respective carrying value of the 2017 Loan and 2016 Loan was recorded as gain on extinguishment amounting to $1,709 of the 2017 Loan and 2016 Loan.

The below table describes the roll forward of 2017 Loan and 2016 Loan for the year ended December 31, 2018 and 2017:

	December 31,
	2018	2017

Opening balance	$3,204	$289
Proceeds from issuance of 2017 loan, net of issuance cost	—	811
Recognition of BCF as a discount of 2017 Loan	—	(811)
Amortization of premium related to convertible loans prior to 2018 modification	(1,458)	—
Amortization of discounts resulting from BCF and derivative liability and debt issuance costs related to 2017 Loan and 2016 Loan	—	1,122
Accrued interest on 2017 Loan and 2016 Loan	56	47
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments	(1,680)	(1,458)
Amount allocated to 2016 and 2017 Loan based on modified terms	3,204	3,204
Amortization of premium related to convertible loans following 2018 modification	(691)	—

	$2,635	$3,204

NOTE 9:-	CONTROLLING SHAREHOLDER

a.	On November 15, 2016, Wize Israel’s Board of Directors (after receiving the approval of the Audit Committee on November 14, 2016) approved the receipt of a short-term bridge loan (“Loan”) in amount of NIS 250,000 (approximately $65 according to an exchange rate as of November 15, 2016) from Ridge. The Loan was received on November 21, 2016. The Loan was not linked to any index, had no collateral and bears yearly interest at the level of the interest rate of Israel State Bonds (0.1% as of December 31, 2016). The Loan’s repayment date was by the end of the first quarter of 2017 but may be extended from time to time at the Shareholder’s discretion.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	LOANS FROM CONTROLLING SHAREHOLDER (Cont.)

b.	On December 25, 2016, Wize Israel’s Board of Directors (after receiving the approval of the Audit Committee on November 14, 2016) approved the receipt of an additional short-term bridge loan of NIS 300,000 (approximately $78 according to an exchange rate as of December 25, 2016) from the Shareholder under the same terms to those described above. NIS 200,000 (approximately $52 according to an exchange rate as of December 31, 2016) was received in December 2016 and the remaining amount of NIS 100,000 (approximately $27 according to an exchange rate as of December 31, 2016) was received after December 31, 2016. Accordingly, as of December 31, 2016, the total balance of the short-term bridge loans amounted to NIS 450,000 (approximately $117 according to an exchange rate as of December 31, 2016).

c.	On February 19, 2017, Wize Israel’s Board of Directors (after receiving the approval of the Audit Committee on February 16, 2017), approved the receipt of an additional short-term bridge loan of NIS 200,000 (approximately $55 according to the exchange rate as of February 19, 2017) from Ridge. The loan was not linked to any index, has no collateral and bears yearly interest at the level of the interest rate of Israel State Bonds.

The loan’s repayment date shall be by the end of the first quarter of 2017 and will serve the Company in its current activity. Ridge may extend the loan’s redemption date from time to time at its discretion.

On March 30, 2017, Wize Israel and Ridge agreed to convert the entire balance of the aforesaid bridge loans referenced above amounting to an aggregate amount of NIS 750,000 (approximately $206 according to the exchange rate as of March 31, 2017) as part of the 2017 Loan, the revised terms and conditions of which are described in Note 8a.

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

WIZE PHARMA INC. AND SUBSDIARIES

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

The change in U.S tax law has no impact on the consolidated financial statements.

b.	Tax rates applicable to Wize Israel and OcuWize:

1.	Taxable income of the Subsidiary is subject to the Israeli Corporate tax rate which was 23% and 24% in 2018 and 2017 respectively.

2.	In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), a reduction of the corporate tax rate in 2017 from 25% to 24%, and in 2018 and thereafter from 24% to 23%.

The change in Israeli tax law has no impact on the consolidated financial statements.

c.	Net operating loss carry forward:

As of December 31, 2018, the Company has net operating loss carry forwards for federal income tax purposes of approximately $3,811.  The application of the net operating loss carry forwards is limited due to IRC section 382 limitation, the annual net operating loss carry forward (pre merger, approximately $2,734) is limited to $10.965 per year. The balance as of December 31, 2018 of the net operating loss carry forwards of approximately $1,077 is available in full.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	TAXES ON INCOME (Cont.)

The balance as of December 31, 2018 of the net operating loss carry forwards of approximately $1,100 thousands is available in full.

As of December 31, 2018, the Company’s subsidiaries, Wize Israel and OcuWize have accumulated losses for tax purposes in the amount of approximately $7,980 and $1,050 respectively, which may be carried forward and offset against taxable income in the future for an indefinite period in Israel.

d.	As of December 31, 2018, Wize Israel’s 2012 tax assessment was considered final. OcuWize has not received final tax assessment since its inception.

e.	Loss before taxes on income consists of the following:

	December 31,
	2018	2017

Domestic	$(1,810)	$(2)
Foreign (*)	(1,469)	(2,964)

	$(3,279)	$(2,966)

(*)	Relates to Wize Israel.

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Operating loss carry forward	$2,097	$1,688
Reserves and allowances	6	8
Research and development	136	89

Net deferred tax asset before valuation allowance	2,239	1,785
Valuation allowance	(2,239)	(1,785)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2018 and 2017.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	TAXES ON INCOME (Cont.)

g.	Below is the reconciliation between the “theoretical” income tax expense or benefit, assuming that all the income was taxed at the regular tax rate applicable to companies in Israel and the taxes recorded in the statements of comprehensive loss in the reporting year:

	Year ended December 31,
	2018	2017

Loss before taxes on income, as reported in the statements of comprehensive loss	(3,279)	(2,966)

Theoretical tax benefit on this loss	689	716
Expenses not deductible for tax purposes	(72)	(51)
Increase in taxes resulting mainly from taxable losses in the reported year for which no net deferred tax assets were recognized	(617)	(665)

Tax benefit	-	-

NOTE 11:-	COMMITMENTS AND CONTINGENCIES

a.	Litigation:

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

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENCIES (Cont.)

b.	Agreements:

1.

Starting November 22, 2018, the Company rents its offices from a third party for a rental monthly fee of $2. The rent period is for a period of 12 months with an option to extend the lease period for additional 12 months.

2.	For the Company’s engagement in a License Agreement to market a drug and amendment to such an agreement, see also Note 5 above.

3.

On June 19, 2017 (the “Effective Date”), Wize Israel entered into a finder’s fee agreement with a service provider (through his wholly owned company), who is also a director of the Company (the “Vendor”), pursuant to which the Vendor is entitle to receive a royalty rate of 5% on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by the Vendor and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon 21 days’ notice. The service provider will be entitled to the finder fee of 5% even if the agreement will be terminated.

The Vendor introduced Wize Israel and the Company to the Chinese Distributor (see also Note 5). During the period commencing the Effective Date and ended December 31, 2018, the vendor has not earned any royalties, and the Company has no obligation to pay any royalties.

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT)

a.	The Common Stock confers upon their holders the right to participate and vote in general shareholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.	On June 23, 2017, Wize Israel entered into a Private Placement Agreement (the “2017 PIPE Agreements”) with each of Eliahu Peretz (“Peretz”), Yaacov Zrachia (“Zrachia”), Simcha Sadan (“Sadan”) and Jonathan Brian Rubini (“Rubini”, and together with Peretz, Zrachia and Sadan, the “2017 PIPE Investors”). Pursuant to the 2017 PIPE Agreements, the 2017 PIPE Investors agreed to invest a total of NIS 3,490,000 (approximately $966) in exchange for a total of 860,987 ordinary shares of Wize Israel (the “2017 PIPE”), at a price per share of NIS 4.05 (approximately $1.15), with Peretz undertaking to invest NIS 490,000 (approximately $139 according to the exchange rate as of June 23, 2017) in exchange for the private placement of 120,884 ordinary shares of Wize Israel (the “Peretz Investment”) and each of Zrachia, Sadan and Rubini (the “Other Investors”) undertaking to invest NIS 1,000,000 (approximately $282 according to the exchange rate as of June 23, 2017) in exchange for the private placement of 246,701 ordinary shares of Wize Israel each (together, the “Other Investments”). Subject to the Closing Date of the Merger, Wize Israel also undertook to cause the Company to grant warrants to each of the 2017 PIPE Investors Warrants, with each Warrant being exercisable into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with a term of three years from the date of grant.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

c.	According to the 2017 PIPE Agreements, the number of Warrants and the exercise price thereof will reflect, prior to giving effect to an adjustment based on the Exchange Ratio, (i) 30,625 warrants to Peretz and (ii) 62,500 warrants to each of the Other Investors, each warrant exercisable into one ordinary share of Wize Israel, at an exercise price of NIS 28.8 per share (approximately $8.4 according to the exchange rate as of December 31, 2017). According to the Exchange Ratio, Peretz was granted 126,928 Warrants exercisable into Common Stock and each of the Other Investors was granted 259,036 Warrants exercisable into Common Stock.

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

As a result of the Peretz Investment and Other Investments, the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted from NIS 24.00 (approximately $6.72 according to the exchange rate as of June 23, 2017) to NIS 16.8 (approximately $4.8 according to the exchange rate as of June 23, 2017) and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15). As a result of the 2017 Loan Amendment (see note 8 above), the aggregate principal amount of the 2017 Loan is $822,144 and the 2017 Loan Conversion Price was adjusted to $1.1112.

During the period ended December 31, 2017, the investment amount of NIS 3,490,000 (approximately $1 million according to the exchange rate as of December 31, 2017) from Peretz Investment and Other Investments has been received and the Company issued a total of 860,987 ordinary shares and the warrants described above.

d.	On December 11, 2017, the Company announced a notice of special meeting of stockholders, according to which, a special meeting of the stockholders was held on February 19, 2018, for the purpose of considering to grant the Company’s Board of Directors the authority, in its sole direction, to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-200.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

e.	On February 19, 2018, the stockholders of the Company approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-200 at any time prior to February 19, 2019, with such ratio to be determined by the Company’s Board of Directors, in its sole discretion. On February 22, 2018, the Company’s Board of Directors approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of 1-for-24 (“Reverse Stock Split”).

For accounting purposes, all share and per share amounts for Common Stock, warrants stock, options stock and loss per share amounts reflect the Reverse Stock Split for all periods presented in these Financial Statements. Any fractional shares that resulted from the Reverse Stock Split were rounded up to the nearest whole share.

f.	On February 28, 2018, the Company received notices from existing stockholders and lenders to exercise 2016 Investment Right and 2017 Investment Rights and warrants issued in a private placement of Wize Israel that was completed in July and August 2017 (the “PIPE Warrants”) to purchase an aggregate of 788,658 shares of Common Stock. During 2018, the Company received the aggregate exercise price of approximately $1,145 and issued 788,658 shares of Common Stock as follows:

1.	144,168 PIPE warrants were exercised into 144,168 shares of common stock by certain stockholder. The aggregate exercise price amounted to approximately $292 was received in cash. As of December 31, 2018, 759,871 PIPE warrants remain outstanding.

2.	Certain holders of the 2016 Investment Right and 2017 Investment Right exercised approximately $853 of their right and invested a total amount of $853 for 217,442 and 427,048 respectively, shares of common stock ($1.308 and $1.332 per share, respectively). As of December 31, 2018, the remaining 2016 Investment Right and 2017 Investment Rights amount to approximately $1,176.

g.	In April and June 2018, the Company issued 24,306 shares of Common Stock to two of its service providers in exchange for their services provided in 2018. The Company recognized an amount of $126 in 2018.

h.

On May 10, 2018, the Company filed an amendment to the S-1 Registration Statement, for the purpose of registering (i) 922,330 shares of Common Stock that were outstanding as of that date; and (ii) 338,945 shares of Common Stock which are issuable upon conversion of the 2016 Loan and/or the 2017 Loan. On July 12, 2018, the S-1 Registration Statement was declared effective by the SEC.

i.	In July 2018, the Company issued 67,778 shares of Common Stock to certain service providers in exchange for their services provided in 2018. The Company recognized an amount of $381 in its financial statements for year ended December 31, 2018.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

j.	On October 22, 2018, The Company entered into a securities purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold to the investors, and the investors purchased from the Company, in a private placement, an aggregate of (i) 3,100,000 shares of common stock, for a purchase price of $1.00 per share, and (ii) 1,350 shares of newly created Series A Preferred Stock (each convertible into 1,000 shares of common stock), for a purchase price of $1,000 per share, for aggregate gross proceeds under the Purchase Agreement of $4,450.

The Company also issued to the investors Series A warrants (the “Series A Warrants”) to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)), and Series B warrants (the “Series B Warrants, and together with the Series A Warrants, the “Warrants”), to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)).

The Series A Warrants have an exercise price of $1.10 per share, and the Series B Warrants have an exercise price of $1.00 per share. The investors under the Purchase Agreement include prior investors in the Company and a lender to the Company.

The Series A Warrants have a term of 5 years from issuance, and the Series B Warrants will have a term that expires 20 days following the later of (i) the public announcement of Phase II clinical data for LO2A and (ii) six months following the issuance date, provided that, for each day after the issuance date that an Equity Conditions Failure (as defined in the Series B Warrants) has occurred, the expiration date of the Series B Warrants will be extended by one day.

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

The Warrants are exercisable on a cashless basis in the event that, six months after the closing of the Purchase Agreement, there is not an effective registration statement for the resale of the shares underlying the Warrants. The Warrants may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% (or 9.99%, at the election of the investor) of the Company’s outstanding common stock.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

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

In connection with the Purchase Agreement, on October 22, 2018, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Series A Certificate of Designations”) with the Secretary of State of Delaware. Pursuant to the Series A Certificate of Designations, the Company designated 1,350 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1,000 per share and is convertible into shares of common stock in an amount determined by dividing the stated value of $1,000 by the conversion price of $1.00, such that each share of Series A Preferred Stock is convertible into 1,000 shares of common stock. The Series A Preferred Stock may not be converted into common stock to the extent such conversion would cause the holder to beneficially own more than 4.99% (or 9.99%, at the election of the investor) of the Company’s outstanding common stock. The Series A Preferred Stock is entitled to dividends on an as-converted basis with the common stock. The Series A Preferred Stock votes with the common stock on an as-converted basis, subject to the beneficial ownership limitation. The Series A Preferred Stock are not entitled to any redemption amount.

The Company will be obligated to pay liquidated damages to the investors if the Company fails to file the resale registration statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, fails to maintain the Registration Statement and upon the occurrence of certain other events. The Company shall pay to each investor cash equal to 2% of such investor’s total purchase price on the dates of each deficiency and on the 30th day after such deficiencies until such deficiencies are cured, up to a maximum of 10% of the purchase price. The Company received notice of effectiveness on the resale registration statement on December 4, 2018.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

The Company engaged ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”), as the placement agent for the private placement, pursuant to a placement agency agreement between the Company and ThinkEquity (the “Placement Agency Agreement”). The Company paid ThinkEquity a fee equal to 8% of the gross proceeds, excluding proceeds received from certain investors for its services as placement agent, and issued to ThinkEquity or its designees warrants to purchase 267,000 shares of common stock (equal to 6% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)).

Such warrants have an exercise price of $1.00 per share and have the same terms as the Series A Warrants issued to the investors under the purchase agreement. The Company also paid to ThinkEquity a non-accountable expense allowance of $30 and reimbursed ThinkEquity for its legal expenses in connection with the offering in the amount of $50. The Company granted to ThinkEquity a right of first refusal for a period of nine months following the closing of the offering, to act as sole financial advisor, sole investment banker, sole book-runner, and/or sole placement agent, for each and every future public and private equity and debt offering of the Company during such period, on terms and conditions customary to ThinkEquity. The Company also paid Mesodi Consultation & Investments, Ltd. (“Mesodi”) a fee of $89 and issued to Mesodi warrants to purchase 89,000 shares of common stock. Such warrants have the same terms as the Warrants issued to the investors, in connection with the private placement.

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

In accordance with ASU 2017-11, which was early applied by the Company, the Company concluded that the Series A Convertible Preferred Stock and related Warrants meet the requirements for equity classification since they are considered to be indexed to the Company’s common stock and as they meet all other equity classification criteria described in ASC 815-40-25.

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

k.

In December 2018, the Company issued 440,000 shares of Common Stock to certain investors in exchange for conversion of 440 Preferred A stock, which was in accordance with terms of the purchase agreement.

l.	In December 2018, the Company issued 55,000 shares of Common Stock to certain service providers in exchange for their services to be provided in 2019. The fair value of the stock issued amounts to $54 and was recorded under other current assets.

m.	Stock based-compensation:

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

As of December 31, 2018, the Company has 40,474 shares of Common Stock available for future grant under the 2012 Plan. As of December 31, 2018, under the 2012 Plan, the Company had options exercisable into 4,896 shares of Common Stock outstanding and exercisable.

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

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

Upon the adoption of the 2018 Plan, the Company’s Board of Directors reserved for issuance 2,500,000 shares of Common Stock. In addition, the Board of Directors approved to increase the number of shares issuable under the Plan on the first day of each fiscal year beginning with the 2019 fiscal year, by an amount equal to the lesser of (i) 1,000,000 shares or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year.

Through December 31, 2018, the Company has granted 255,000 options to directors, officers and consultants.

Grants under 2018 plan

n.	On April 4, 2018, the Company granted to its officers, directors and a consultant, 131,200 fully vested RSUs. The Company determined the fair value of the RSUs to be the quoted market price of the Company’s common stock on the date of issuance. The aggregate fair value of these restricted stock units issued was $471, and was recognized during the three months ended June 30, 2018.

o.	On April 4, 2018, the Company granted to its officers, directors and a consultant options exercisable into 229,500 shares of Common Stock with an exercise price of $3.59 per share. The options will vest quarterly over a period of 36 months. The Company recognized $295 during the year ended December 31, 2018.

p.	On August 15, 2018, the Company granted to its consultant options exercisable into 25,500 shares of Common Stock with an exercise price of $4.5 per share. The options will vest quarterly over a period of 36 months. The Company recognized $16 during the year ended December 31, 2018.

Transactions related to the grant of options to employees and directors under the 2012 Plan during the year ended December 31, 2018, were as follows:

	As of December 31, 2018 and 2017
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of year	4,896	$190.8	4.86
Granted	-	-	-

Options outstanding and exercisable as of December 31, 2018	4,896	$190.8	4.11

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

Transactions related to the grant of options to employees and directors under the 2018 Plan during the year ended December 31, 2018, were as follows:

	As of December 31, 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2017	-	$-	-
Granted	255,000	$3.68	6.55

Options outstanding as of December 31, 2018	255,000	$3.68	6.55

Options exercisable as of December 31, 2018	38,246	$3.59	6.25

At December 31, 2018, there was $295 of total unrecognized compensation cost related to non-vested option grants that is expected to be recognized over a weighted-average period of 2.5 years. The intrinsic value of options outstanding and exercisable at December 31, 2018 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options. With respect to grants of options, the risk-free rate of interest was based on the U.S. Treasury rates appropriate for the contractual term of the grant, expected volatility was calculated based on average volatility of the Company and five representative companies and expected term of stock-based grants of 7 years.

NOTE 13:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative expenses:

	Year ended December 31,
	2018	2017

Overseas travel	$118	$72
Share-based payment	783	-
Rent and office maintenance	46	53
Payroll and benefits	518	300
Professional services and consultation	1,051	472
Taxes and tolls	16	46
Director salary and insurance	191	63
Others	213	25

	$2,936	$1,031

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	SELECTED STATEMENTS OF OPERATIONS DATA (Cont.)

b.	Financial expenses (income), net:

	Year ended December 31,
	2018	2017

Financial income:
Amortization of premium related to convertible loans	$(2,149)	-

Total finance income	(2,149)	-

Financial expenses:
Accrued interest on convertible loans	56	47
Change in fair value of marketable equity securities	33	-
Amortization of BCF, proceeds allocated to the derivative liability and debt issuance costs for 2016 Loan	-	1,122
Amortization of discount and exchange rate differences on license purchase obligation	-	3
Bank commissions and exchange rates	-	6
Change in the fair value of derivative liability for right to future investment	-	246
Loss from extinguishment of convertible loans (Note 8)	1,709	61

Total financial expenses	1,798	1,485

Total financial expenses (income), net	$(351)	$1,485

NOTE 14:-	RELATED PARTIES BALANCES AND TRANSACTIONS

a.	Balances with interested and related parties:

	December 31,
	2018	2017

Other accounts payable	$97	$54

Convertible Loans	$2,590	$2,544

b.	Transactions with interested and related parties:

	Year ended December 31,
	2018	2017
Amounts charged to:

General and administrative expenses	$1,209	$263

Finance expenses, net (income)	$(306)	$1,181

WIZE PHARMA INC. AND SUBSDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 15:-	SUBSEQUENT EVENTS

1.	On March 4, 2019, the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to convertible loan agreements (the “Amendment”) with Rimon Gold Assets Ltd. (“Rimon Gold”), Ridge Valley Corporation (“Ridge Valley”), and Shimshon Fisher (“Fisher” and, together with Rimon Gold and Ridge Valley, the “Lenders”). Pursuant to the Amendment, the maturity date under the (i) convertible loan agreement between Wize Israel and Rimon Gold, dated March 20, 2016 (as amended, the “2016 Loan Agreement”), and (ii) convertible loan agreement, dated January 12, 2017 (as amended, the “2017 Loan Agreement”), among Wize Israel, Rimon Gold, and Ridge Valley, was extended to May 31, 2019 (as previously described under the 2018 Loan Modification) from March 4, 2019. The parties also agreed that the Lenders’ investment rights under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the Lender’s investment rights under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

2.

On February 7, 2019, the Company entered into a joint venture agreement with Cannabics Pharmaceuticals, Inc. (“Cannabics”).

Pursuant to the agreement, the parties agreed to form a new joint venture company for the purpose of researching, developing and administering cannabinoid formulations to treat ophthalmic conditions. The new company will initially be owned 50% each by the Company and Cannabics. Promptly following the effective date, the Company and Cannabics will work together to prepare a business plan for the new company. The initial board of directors of the new company will consist of three members, including one each appointed by the Company and Cannabics, and one industry expert recommended by the Company and approved by Cannabics. The initial officers of the Company will be Noam Danenberg (the Company’s chairman) and Eyal Barad (Cannabics’ chief executive officer), who will serve as co-chief executive offices. If the business plan is not approved by the Company and Cannabics by June 30, 2019, the joint venture agreement will then expire.

The Company agreed to issue to Cannabics 900,000 shares of the Company’s common stock upon the effective date, and Cannabics agreed to issue to the Company 2,263,944 shares of Cannabics’ common stock, upon the effective date.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

On March 1, 2019, the Company’s joint venture agreement with Cannabics Pharmaceuticals, Inc. (“Cannabics”) became effective following receipt of an opinion, within 30 days from execution of the agreement, from a mutually selected third party describing the regulatory pathway for eye drops containing cannabinoids or cannabinoid strings. Pursuant to the terms of the agreement, the Company issued to Cannabics 900,000 shares of its common stock and Cannabics issued to the Company 2,263,944 shares of Cannabics’ common stock.

3.	On March 31, 2019, following recommendation of the compensation committee which was held on February 20, 2019, the Company’s board of directors approved the following:

1.	To grant to each its directors 100,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

2.	To grant to each its officers 140,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

(b) Exhibits

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of May 21, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 31, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017)

2.3	Acquisition Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)

2.4	Agreement and Plan of Merger, dated February 24, 2012 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

2.5	Delaware Certificate of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

2.6	Nevada Articles of Merger (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2	Form of PIPE Warrant (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

10.1	Stock Purchase Agreement, dated November 21, 2011, with Can-Fite Biopharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011)

10.2+	2012 Stock Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012)

10.3+	2012 Stock Incentive Plan, Annex A (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013)

10.4	Agreement dated July 1, 2013, with Michael Belkin (Incorporated by reference to Company’s Registration Statement on Form S-1 filed July 2, 2013)

10.5	Form of Stock Purchase Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.6	Form of Termination of License Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.7	Form of Termination of Services Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.8	Exclusive Distribution and Licensing Agreement dated May 1, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (formerly Star Night Technologies Ltd.) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.9	Amendment to Licensing Agreement dated November 22, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.10	Amendment No. 2 to Licensing Agreement dated March 20, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.11	Amendment No. 1 to Licensing Agreement – Israeli Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.12	Amendment No. 2 to Licensing Agreement – Ukraine Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.13	Addition to Amendment to Licensing Agreement dated January 6, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.14	Second Addition to Amendment to Licensing Agreement dated March 30, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.15	Correction to Licensing Agreement dated June 16, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.16	Appendix F to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.17	Appendix G to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.18	Assumption Agreement dated August 30, 2016 between Resdevco Ltd. and OcuWize Ltd (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.19	Convertible Loan Agreement dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.20	Addendum to Convertible Loan Agreement dated March 30, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.21	Second Convertible Loan Agreement dated January 12, 2017 between Wize Pharma Ltd. Ridge Valley Corporation and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.22	Debenture Floating Charge dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.23	Debenture - Fixed Charge dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.24	Debenture Floating Charge dated October 26, 2016 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.25	Debenture – Fixed Charge dated October 26, 2016 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.26	Amendment to Debenture – Floating Charge dated March 28, 2017 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.27	Amendment to Debenture – Fixed Charge dated March 28, 2017 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.28	Amendment to Debenture – Floating Charge dated March 28, 2017 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.29	Amendment to Debenture – Fixed Charge dated March 28, 2017 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.30	Form of Irrevocable Guaranty and Undertaking (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.31	Private Placement Agreement dated May 25, 2017 between Wize Pharma Ltd. and Jonathan Brian Rubini (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.32	Addendum to Private Placement Agreement dated June 15, 2017 between Wize Pharma Ltd. and Jonathan Brian Rubini (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.33	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Simcha Sadan (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.34	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Yaakov Zarachia (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.35	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Peretz Yosef Eliahu (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.36+	Employment Agreement dated September 30, 2015 between Wize Pharma Ltd. and Or Eisenberg (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.37+	Agreement for Provision of Services Agreement dated September 30, 2015 between Wize Pharma Ltd. and N Danenberg Holdings (2000) Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.38+	Agreement for Provision of Services Agreement dated September 30, 2015 between Wize Pharma Ltd. and Ron Mayron (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.39	Finder’s Agreement dated June 19, 2017 between Wize Pharma Ltd. and Harbin Israel (Trading) Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.40	Letter dated September 6, 2017 from Resdevco Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.41	Agreement dated September 25, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.42	Letter Amendment to Convertible Loans, dated as of December 21, 2017, by and between Wize Pharma, Inc., Wize Pharma Ltd., Ridge Valley Corporation, Rimon Gold Assets Ltd. and Shimshon Fisher. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2017)

10.43*	Third Amendment to Exclusive Distribution and Licensing Agreement by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated December 26, 2017 (Incorporated by reference to Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.44*	Memorandum of Understanding by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated January 8, 2018 (Incorporated by reference to Amendment No. 1 to Company’s Annual Report on Form 10-K filed with the SEC on June 5, 2018)

10.45+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

10.46*	Exclusive Distribution Agreement between Wize Pharma Ltd. and HPGC Medical Co., Ltd. dated May 31, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed on June 5, 2018)

10.47+	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018)

10.48+	Employment Agreement, dated August 21, 2018, between Wize Pharma Ltd. And Or Eisenberg (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 22, 2018)

10.49+	Consulting Services Agreement, dated August 20, 2018, between Wize Pharma Ltd., N. Danenberg Holdings (2000) Ltd. and Noam Danenberg (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 22, 2018)

10.50	Form of Purchase Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.51	Form of Registration Rights Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.52	Placement Agency Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.53	Convertible Loan Amendment dated October 19, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.54	Amendment No.1 to Consulting Services Agreement dated November 7, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

10.55+	Consulting Agreement dated November 7, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

10.56	Joint Venture Agreement between Wize Pharma, Inc. and Cannabics Pharmaceuticals, Inc. dated February 7, 2019 ((Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 12, 2019)

10.57#*	Memorandum of Understanding between Wize Pharma Ltd. and Resdevco, Research and Development Ltd. dated February 24, 2019

10.58	Amendment to Convertible Loans Agreements dated March 4, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 4, 2019)

21.1	Subsidiaries of the Company (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

101#	The following materials from Wize, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders' Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

#	Filed herewith

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

*	Confidential treatment was requested with respect to certain portions of this exhibit pursuant to 17.C.F.R. §240.24b-2. Omitted portions were filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wize Pharma, Inc.

Date: April 1, 2019	By:	/s/ Or Eisenberg
Or Eisenberg Acting Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Or Eisenberg	Acting Chief Executive Officer, Chief Financial Officer,
Or Eisenberg	Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)	April 1, 2019

/s/ Noam Danenberg	Chairman of the Board
Noam Danenberg		April 1, 2019

/s/ Yossi Keret	Director
Yossi Keret		April 1, 2019

/s/ Franck Amouyal	Director
Franck Amouyal		April 1, 2019

/s/ Joseph Zarzewsky	Director
Joseph Zarzewsky		April 1, 2019

/s/ Michael Belkin	Director
Michael Belkin		April 1, 2019