Form 10-Q
period 2019-03-31
Wize Pharma, Inc.
filed 2019-05-15
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 000-52545

WIZE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5b Hanagar Street, Hod Hasharon, Israel	4527708
(Address of principal executive offices)	(Zip Code)

+(972) (72) 260-0536

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
N/A	N/A	N/A

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, on May 15, 2019 was 10,278,850.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc. (formerly known as OphthaliX, Inc.), a Delaware corporation, and its wholly-owned Israeli subsidiary, Wize Pharma Ltd. (“Wize Israel”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.567 to one U.S. dollar, the exchange rate reported by the Bank of Israel for May 10, 2019.

On March 5, 2018, we effected a reverse stock split of our common stock, $0.001 par value (the “Common Stock”) at a ratio of one for twenty-four (1:24) (the “Reverse Stock Split”). Unless otherwise indicated, all share and per share amounts included in this Quarterly Report reflect the effects of the Reverse Stock Split.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Comprehensive Income (Loss)	4

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Unaudited Interim Consolidated Financial Statements	7 - 17

- - - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of March 31,	As of December 31,
	2019	2018
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,442	$3,183
Restricted bank deposit	11	-
Marketable equity securities	712	32
Other current assets	209	180

Total current assets	3,374	3,395

NON-CURRENT ASSETS:
Property and equipment, net	8	8
Operating lease right of use assets	52	-

Total non-current assets	60	8

TOTAL ASSETS	$3,434	$3,403

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial Statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

U.S. dollars in thousands (except share data)

	As of March 31,	As of December 31,
	2019	2018
	Unaudited

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$44	$34
Other accounts payable	218	272
Operating lease obligation - current	13	-
Current portion of license purchase obligation	100	250
Convertible loans, net	1,775	2,635

Total current liabilities	2,150	3,191

NON-CURRENT LIABILITIES:

Operating lease obligation, net of current amount	43	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock A, with $0.001 par value per share -
Authorized: 1,000,000 shares at March 31, 2019 and December 31, 2018; Issued and outstanding: 850 at March 31, 2019 and 910 at December 31, 2018	1	1
Common Stock, with $0.001 par value per share -
500,000,000 shares authorized at March 31, 2019 and December 31, 2018; 9,917,550 and 8,957,550 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10	9
Additional paid-in capital	31,256	30,272
Accumulated other comprehensive loss	(73)	(73)
Accumulated deficit	(29,953)	(29,997)

Total shareholders’ equity	1,241	212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,434	$3,403

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2019	2018
	Unaudited

Operating expenses:
Research and development expenses	$(63)	$(210)
General and administrative expenses	(528)	(326)

Operating loss	(591)	(536)

Financial income, net	739	431

Net income (loss)	$148	$(105)

Basic and diluted net income (loss) per share (*)	$0.00	$(0.02)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	9,057,325	4,382,919

(*)	Less than 0.005.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’
	Number	Amount	Number	Amount	capital	income (loss)	deficit	equity

Balance as of December 31, 2018	910	$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans	-	-		-	(480)	-	-	(480)
Amount that was allocated to the right for future investment - loan 2016	-	-		-	256	-	-	256
Amount that was allocated to the right for future investment - loan 2017	-	-		-	386	-	-	386
Deemed dividend with respect to the repurchase of right for future investment	-	-		-	-	-	(104)	(104)
Issuance of Common stock	-		900,000	1	764	-	-	765
Conversion of Preferred stock into Common stock (Note 5c)	(60)	-	60,000	-	-	-	-	-
Stock-based compensation	-	-	-	-	58	-	-	58
Net income (loss) for the interim period	-	-	-	-	-	-	148	148

Balance as of March 31, 2019 (unaudited)	850	$1	9,917,550	10	$31,256	$(73)	$(29,953)	$1,241

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	income (loss)	deficit	deficit

Balance as of December 31, 2017	4,350,608	4	23,397	(47)	(26,452)	(3,098)

Issuance of shares with respect to exercise of PIPE warrants and right for future investment	575,134	1	860	-	-	861
Net loss for the interim period	-	-	-	-	(105)	(105)

Balance as of March 31, 2018 (unaudited)	4,925,742	$5	$24,257	$(47)	$(26,557)	$(2,342)

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2019	2018
	Unaudited

Cash flows from operating activities

Net income (loss)	$148	$(105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	*)-
Stock-based compensation	58	-
Gain from extinguishment of convertible loans	(48)	-
Accrued interest on convertible loans	13	13
Amortization of premium related to convertible loans	(767)	(446)
Change in:
Other current assets	(29)	(44)
Restricted bank deposit	-	1
Marketable equity securities	85	(1)
License obligation	(150)	-
Operating lease right of use assets	8	-
Trade payables	10	(8)
Operating lease obligation	(4)
Other accounts payable	(54)	86

Net cash used in operating activities	(730)	(504)

Cash flows from investing activities

Proceeds from sale of marketable equity securities	-	19

Net cash provided by investing activities	-	19

Cash flows from financing activities

Proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment	-	861

Net cash provided by financing activities	-	861

Increase (decrease) in cash, cash equivalents and restricted cash	(730)	376
Cash, cash equivalents and restricted cash at the beginning of the period	3,183	215

Cash, cash equivalents and restricted cash at the end of the period	$2,453	$591
Supplemental disclosure of non-cash financing activities:

Ordinary shares issued through receipt of marketable securities	$765	$-
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans	$(480)	$-
Amount that was allocated to the right for future investment - loan 2016	$256	$-
Amount that was allocated to the right for future investment - loan 2017	$386	$-
Deemed dividend with respect to the repurchase of right for future investment	$104	$-

*)	Representing amount less than $1

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

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A”) in the United States, Israel, Ukraine and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of the higher of $0.60, in Israel and Ukraine, or in a single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In January 2019, the Company paid Resdevco royalties in the amount of $180. In February 2019, the Company and Resdevco agreed that royalties for 20 and 30 unit dose eyedrops shall be the higher of $0.60 or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, and that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of FDA approval for eye drops utilizing the licensed technology.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of March 31, 2019, the Company has an accumulated deficit of $29,953.

In addition, in period and year ended March 31, 2019 and December 31, 2018, the Company reported operating losses and negative cash flows from operating activities.

Furthermore, unless the Company can extend the maturity date, or obtain additional financing, the convertible loans in the aggregate principal amount of $1,353 (discussed in Note 4) will become due in May 2019.

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

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of equity or equity-linked securities and/or debt securities and, to the extent possible, refinance short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

c.	Risk factors:

As of March 31, 2019, the Company had an accumulated deficit of $29,953. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any material revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities and general and administrative expenses.

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

■   hires management and other personnel; and

■   moves towards commercialization.

No certainty exists that the Company will be able to complete the development of LO2A for CCH, Sjögren’s or any other ophthalmic disorder, due to financial, technological or other difficulties. If LO2A fails in clinical trials or does not gain regulatory clearance or approval, or if LO2A does not achieve market acceptance, the Company may never become profitable. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis or to develop the cannabis drug with Cannabics (see Note 5b).

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018 are applied consistently in these Financial Statements.

b.	Disclosure of new accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize their leases contracts as assets and liabilities in the financial statements. Furthermore, the ASU requires the Company to continue recognizing expenses but recognize expenses on their income statements in a manner similar to current lease accounting. The amendments in this ASU are effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.

The Company recognized $60 of operating lease right of use assets and operating lease liabilities at January 1, 2019. As of March 31, 2019, total of right-of-use assets related to the Company’s operating leases was $52 and operating lease liabilities and operating lease liabilities non-current were $13 and $43, respectively.

c.	Basic and diluted income (loss) per share:

The income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2019 and 2018, is as follows:

	Three months ended March 31,
	2019	2018

Numerator:
Net income (loss)	$148	$(105)
Less: Net income attributed to preferred stock	(15)	-
Add: Deemed dividend with respect to right for future investment	$(104)	$-

Net income (loss) applicable to shareholders of Common Stock	$29	$(105)

Denominator:
Shares of common stock used in computing basic and diluted net income (loss) per share	9,057,325	4,382,919
Net income (loss) per share of Common stock, basic and diluted	$0.00	$(0.02)

During the year ended December 31, 2018 the Company issued preferred stock as part of the October 2018 transaction. These preferred shares are participating securities. During the three months ended March 31, 2019 March 31, 2018 there were no other potentially dilutive instruments.

	Three months ended March 31,
	2019	2018

Number of shares:
Common shares used in computing basic income (loss) per share	9,057,325	4,382,919
Common shares used in computing diluted income (loss) per share	9,057,325	4,382,919

Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share	11,177,003	764,767

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other interim period. The accompanying Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019 (the “2018 Form 10-K”). The accompanying consolidated balance sheet as of March 31,2019 has been derived from these audited consolidated statements.

NOTE 4:-	CONVERTIBLE LOANS

On March 20, 2016, Wize Israel entered into an agreement (as amended on March 30, 2016, the “2016 Loan Agreement”) pursuant to which Rimon Gold Assets Ltd. (“Rimon Gold”) extended a loan in the principal amount of up to NIS 2 million (approximately $531 according to an exchange rate at 2016 loan originate date), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), the 2016 Loan had a maturity date of December 31, 2018. Regarding the modification of the maturity date of the 2016 loan in October 2018 and in March 2019, see also Note 4b and 4c.

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

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), Rimon Gold had the right (the “2016 Investment Right”), until June 30, 2019, to invest up to $797, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment (as defined below), from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events). Regarding modification to extend the term of the 2016 investment right in October 2018 and March 2019, see also Note 4b and 4c.

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

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

On January 15, 2017, Wize Israel entered into the loan agreement (the “2017 Loan Agreement”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher,” and together with Ridge and Rimon Gold, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274 according to an exchange rate at 2017 loan originate date) and in the aggregate principal amount of up to NIS 3 million (approximately $822 according to an exchange rate at 2017 loan originate date), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment (as defined below), the 2017 Loan had a maturity date of December 31, 2018. Regarding the modification of the maturity date of the 2017 loan in October 2018 and March 2019, see also Note 4b and 4c.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28 according to an exchange rate at 2017 loan originate date), that the lender provided to Wize Israel (each such portion converted into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE (see also Note 12b to the 2018 consolidated financial statements), the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15).

As a result of the 2017 Loan Amendment (as defined below), the aggregate principal amount of the 2017 Loan is $822 and the 2017 Loan Conversion Price was adjusted to $1.1112. See “2017 Loan Amendment” below.

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment (as defined below), the 2017 Lenders had the right (the “2017 Investment Right”), until June 30, 2019, to invest up to $1,233, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted in December 2017, based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events). Regarding modification to extend the term of the 2017 investment right in October 2018 and March 2019, see also Note 4b and 4c.

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

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

a.	2017 loan amendment

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

	2017 Loan		2016 Loan

Aggregate principal amount	$	(*) 822	$531

Conversion price per Company’s share		$1.1112	$0.9768

Aggregate maximum of Right to Future Investment	$	(**) 1,233	$797

Exercise price per Company’s share of Right to Future Investment		$1.332	$1.308

(*)	Principal loan amount of $274 for each of the three 2017 Lenders.

(**)	Maximum of Right to Future Investment of $411 for each of the three 2017 Lenders.

Accordingly, each of the modified financial instruments was initially recorded at fair value. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $2,104 was allocated to the 2016 Loan and an aggregate amount of $2,985 was allocated to the 2017 Loan.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

b.	2018 loan amendment

In connection with the Purchase Agreement (see note 12j to 2018 consolidated financial statements), on October 19, 2018 (“2018 modification date”), the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to the existing convertible loan (the “Amendment”). Pursuant to the Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the Registration Rights Agreement covering the resale of all common stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale for investors who are not a party to the Loan Agreements Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements Maturity Date.

The 2018 loan amendment was accounted for as an extinguishment on October 19, 2018.

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

The 2018 loan amendment became effective in the fourth quarter of 2018 and all of the accounting effects were recognized in the fourth quarter of 2018.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

c.	2019 loan amendment

On March 4, 2019, the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to convertible loan agreements (the “2019 Amendment”) with Rimon Gold Assets Ltd. (“Rimon Gold”), Ridge Valley Corporation (“Ridge Valley”), and Shimshon Fisher (“Fisher” and, together with Rimon Gold and Ridge Valley, the “Lenders”). Pursuant to the 2019 Amendment, the maturity date under the (i) convertible loan agreement between Wize Israel and Rimon Gold, dated March 20, 2016 (as amended, the “2016 Loan Agreement”), and (ii) convertible loan agreement, dated January 12, 2017 (as amended, the “2017 Loan Agreement”), among Wize Israel, Rimon Gold, and Ridge Valley, was extended to May 31, 2019 (as previously described under the 2018 Loan Modification) from March 4, 2019. The parties also agreed that the Lenders’ remaining investment rights under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the Lender’s remaining investment rights under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

The 2019 loan amendment was accounted for as an extinguishment on March 4, 2019. Until that date, the 2017 loan and the 2016 loan were being accounted for under the terms of the 2018 loan amendment discussed above.

According to ASC 470-50, each of the modified financial instruments were measured at fair value. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $986 was allocated to the 2016 Loan and an aggregate amount of $1,423 was allocated to the 2017 Loan and the related 2016 and 2017 right to future investment.

The difference between the Reacquisition Price that was allocated to the Right to Future Investment amounting to $256 which was included in the 2016 Loan and its fair value as of that date amounting to $211 was recorded directly to additional paid in capital (as a deemed dividend in an amount of $45). In addition, the Reacquisition Price that was allocated to the Right to Future Investment amounting to $386 which was included in the 2017 Loan and its fair value as of that date amounting to $327, was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $59). The difference between reacquisition price that was allocated to the 2017 loan and to the 2016 loan, respectively and their respective carrying value of the 2017 Loan and 2016 Loan was recorded as gain on extinguishment amounting to $48 of the 2017 Loan and 2016 Loan.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

The below table describes the roll forward of 2017 Loan and 2016 Loan for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31,	December 31,
	2019	2018

Opening balance	$2,635	$3,204
Amortization of premium related to convertible loans prior to 2018 modification	-	(1,458)
Amortization of premium related to convertible loans following 2018 modification	(641)	(691)
Amortization of premium related to convertible loans following 2019 modification	(126)	-
Accrued interest on 2017 Loan and 2016 Loan	13	56
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishment	(1,873)	(1,680)
Amount allocated to 2016 Loan and 2017 Loan based on modified terms	1,767	3,204

	$1,775	$2,635

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	STOCKHOLDERS’ EQUITY

a.	The Common Stock confers upon their holders the right to participate and vote in general shareholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

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

As a result of the share issuance, the Company recorded an amount of $765 as an increase to additional paid-in capital with a corresponding amount of $765 as an investment in marketable securities. Such amount was based on the fair value of Cannabics’ shares as of the date at which the agreement became effective. The investment in marketable securities is measured in subsequent periods at fair value with changes carried to profit or loss. During the three months ended March 31, 2019 the Company recognized an unrealized loss of $76.

c.

In March 2019, the Company issued 60,000 shares of Common Stock to certain investors in exchange for conversion of 60 shares of Preferred A stock, which was in accordance with terms of the purchase agreement.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	STOCKHOLDERS’ DEFICIT (Cont.)

d.

Stock-based compensation:

On March 31, 2019, the Company’s board of directors approved the following:

1.       To grant to each its directors 100,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

2.       To grant to each its officers 140,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

The Company determined the fair value of the RSUs to be the quoted market price of the Company’s common stock on the date of issuance. The aggregate fair value of these restricted stock units issued was $168. The Company will record this amount quarterly over the vesting period of 24 months following March 31, 2019.

NOTE 6:-	FINANCIAL INCOME (EXPENSES), NET

Composition:

	Three months ended March 31,
	2019	2018

Financial income:
Gain from extinguishment of convertible loans	$48	$-
Bank commissions and exchange rate differences	26	-
Amortization of premium related to convertible loans	767	446

Total financial income	841	446

Financial expenses:
Accrued interest on convertible loans	(13)	(13)
Change in the fair value of marketable securities	(85)	-
Bank commissions and exchange rate differences	-	(2)

Total financial expenses	(98)	(15)

Total financial income, net	$743	$431

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	SUBSEQUENT EVENTS

a.

On April 18, 2019, the Company granted to its employee, 21,600 options exercisable into 21,600 shares of Common Stock at an exercise price of $0.75 per share of Common Stock. The options will vest quarterly over a period of 36 months commencing April 18, 2019.

b.

In April 29, 2019, the Company issued 336,000 shares of Common Stock to certain investors in exchange for conversion of 336 shares of Preferred A stock, which was in accordance with terms of the purchase agreement.

In May 7, 2019, the Company issued 336,000 shares of Common Stock to certain investors in exchange for conversion of 336 shares of Preferred A stock, which was in accordance with terms of the purchase agreement.

c.

On April 23, 2019, the Company’s board of directors appointed Mark Sieczkarek as the Company’s Chairman of the Board (the “Chairman Appointment”).

In connection with Mr. Sieczkarek’s appointment, the Company and Mr. Sieczkarek entered into a Chairman Agreement (the “Chairman Agreement”) whereby Mr. Sieczkarek shall receive 202,399 restricted stock units and options to purchase 102,222 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Chairman Awards”). The Chairman Awards shall vest 1/8 on the effective date of the Chairman Agreement and subsequently in seven equal quarterly installments commencing July 1, 2019. The Chairman Agreement has an initial term of two years (the “Term”) and provides that in the event of a change of control (as defined in the Chairman Agreement) the Chairman Awards shall automatically vest in full as of that date. The Chairman Agreement also contains standard representations and warranties regarding confidential information, non-competition and non-solicitation.

On May 14, 2019 the Company issued 25,300 shares to the Chairman pursuant to the agreement above.

As a result of and in connection with the Chairman Appointment, Noam Danenberg (“Mr. Danenberg”), the current Chairman of the Board, resigned from the Board and as Chairman and was named Chief Executive Officer.

As a result of and in connection with the Chairman Appointment, Or Eisenberg, the Company’s Chief Financial Officer and Acting Chief Executive Officer, resigned from his position as Acting Chief Executive Officer. Mr. Eisenberg’s resignation was not due in any way to any dispute with the Company and he remains Chief Financial Officer of the Company.

d.

In April 2019 Company’s Chief Executive Officer purchased directly from Ridge all of the outstanding convertible loans held by Ridge in the amount of approximately $279 for a total of 265,531 shares of common stock issuable upon conversion of the loans and accompanying investment rights to purchase an additional 94,382 shares of common stock at $1.332 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive income (loss) and cash flows. This section should be read in conjunction with our 2018 Form 10-K filed with the SEC and our unaudited interim consolidated financial statements and accompanying notes to these financial statements including in this form 10-Q. All amounts are in U.S. dollars and rounded to thousands of U.S dollars.

Forward-Looking Statement Notice

This unaudited quarterly report on Form 10-Q contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission, or the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our 2018 Form 10-K.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our 2018 Form 10-K.

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

We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have increased from $536,000 in the three months ended March 31, 2018 to $591,000 for the three months ended March 31, 2019. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Results of Operations -Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018

Operating expenses:
Research and development	$(63,000)	(210,000)
General and administrative	(528,000)	(326,000)
Total operating costs	(591,000)	(536,000)
Financial income (expense), net	739,000	431,000)
Net income (loss)	$148,000	(105,000)

Revenues

We did not generate any revenues from operations during the three months ended March 31, 2019 and 2018. We had no revenues primarily because (1) from the time of the Creditors’ Arrangement (as defined below) of Wize Israel in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development. Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In February 2019, the Company and Resdevco agreed that royalties for 20 and 30 unit dose eyedrops shall be the higher of $0.60 or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, and that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of FDA approval for eye drops utilizing the licensed technology.

Operating Expenses

Research and development expenses. Research and development expenses were $63,000 for the three months ended March 31, 2019, compared to $210,000 for the three months ended March 31, 2018, a decrease of $147,000 or 70%. The decrease in research and development expenses is mainly from license obligation reduction at the amount of $150,000.

General and administrative expenses. General and administrative expenses were $528,000 for the three months ended March 31, 2019, compared to $326,000 for the three months ended March 31, 2018, an increase of $202,000 or 61.9%. The increase in general and administrative expenses during these periods is primarily related to increases in investor relations and marketing, and share-based expenses.

Financial Income, Net. Financial income, net was $739,000 for the three months ended March 31, 2019 compared to financial income, net of $431,000 for the three months ended March 31, 2018, a change of $308,000 or 71.5%. The increase in financial income, net during this period is primarily related to higher amortization of premium related to convertible loans.

Net Income (loss). As a result of the foregoing, we recognized $148,000 of net income for the three months ended March 31, 2019 compared to a net loss of $105,000 for the three months ended March 31, 2018, a decrease in the net loss of $253,000 or 240.9%.

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

Working Capital and Cash Flows

As of March 31, 2019 and December 31, 2018, we had $2,422,000 and $3,183,000 in cash and cash equivalents, respectively.

As of March 31, 2019 and December 31, 2018, we had $1,775,000 and $2,635,000, respectively, of outstanding loans, including accrued interest and net of discounts, all of which relates to convertible loans, as described below. However, the aggregate principal amount of such loans is $1,353,000 (not including interest).

As of March 31, 2019 and December 31, 2018, we had $1,224,000 and $204,000 of working capital, respectively. As of March 31, 2019, we had an accumulated deficit of $29,953. The increase in working capital was primarily due to an increase in marketable equity securities from the transaction with Canabbics.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(730,000)	$(504,000)
Net cash provided by investing activities	$-	$19,000
Net cash provided by financing activities	$-	$861,000

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and 2018, net cash used in operating activities was $(730,000) and $(504,000), respectively. The increase in net cash used in operating activities of $226,000 was mainly due to a decrease in net loss of $253,000 and increase in amortization of a premium related to convertible loans of $321,000.

For the three months ended March 31, 2019 and 2018, net cash used in investing activities was nil and $19,000, respectively. The decrease in net cash provided by investing activities was mainly due to proceeds from sale of marketable equity of $19,000 in the three months period ended March 31, 2018 which we did not have in the three months period ended March 31, 2019.

For the three months ended March 31, 2019 and 2018, net cash provided by financing activities was nil and $861,000, respectively. Cash was provided in the three months ended March 31, 2018 by proceeds of $861,000 that were received from the exercise of certain convertible securities by Ridge, Rimon Gold and Sadan. On March 26, 2018, Rimon Gold exercised a portion of their 2016 Investment Right (as defined below) and received 217,442 shares of Common Stock in exchange for approximately $284,000. On March 26, 2018, Ridge exercised a portion of their 2017 Investment Right (as defined below) and received 213,524 shares of Common Stock in exchange for approximately $284,000. On March 26, 2018, Sadan exercised a portion of his warrants to purchase (as adjusted based on an exchange ratio of each ordinary share of Wize Israel issued and outstanding converted into 4.1445791236989 shares of the Company’s Common Stock (the “Exchange Ratio”)) an aggregate of 904,036 shares of our Common Stock at an exercise price of $1.9728 (the “PIPE Warrants”), which PIPE Warrants were granted on November 16, 2017 and was issued 144,168 shares of our Common Stock in exchange for approximately $0.3 million.

Outlook

According to management estimates, liquidity resources as of March 31, 2019 may not be sufficient to maintain our planned level of operations for the next 12 months. In particular, if needed, we may raise additional funding. However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS – Risks Related to our Business,” beginning on page 33 of our 2018 Form 10-K. As of March 31, 2019, we had an accumulated deficit. In addition, during the years ended December 31, 2018 and 2017, we reported operating losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2018 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern. Such initiatives may include monetizing of our assets, including the sale of the Can-Fite Bio-Pharma Ltd. shares that we currently own that are presented as marketable equity securities in our financial statements.

Principal Financing Activities. The following is a summary of the equity and debt financings conducted by Wize Israel in the prior five years:

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

As of March 31, 2019, we (through Wize Israel) had a total principal and accrued interest balance of approximately $1.48 million of loans outstanding under the Convertible Loans described below, of which (1) Ridge extended a principal amount of $0.27 million, (2) Rimon Gold extended a principal amount of $0.8 million, and (3) Fisher (not affiliated, to Wize Israel’s knowledge, with Ridge or Rimon Gold) extended a principal amount of $0.27 million. Below is a summary of the material provisions of the Loan Agreements.

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

2018 loan amendment. In connection with the 2018 privet placement, on October 19, 2018 (“2018 modification date”) the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to the existing convertible loan (the “Amendment”). Pursuant to Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the Registration Rights Agreement covering the resale of all common stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale for investors who are not a party to the Loan Agreements Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements Maturity Date.

2019 loan amendment. On March 4, 2019, the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to convertible loan agreements (the “2019 Amendment”) with Rimon Gold Assets Ltd. (“Rimon Gold”), Ridge Valley Corporation (“Ridge Valley”), and Shimshon Fisher (“Fisher” and, together with Rimon Gold and Ridge Valley, the “Lenders”). Pursuant to the 2019 Amendment, the maturity date under the (i) convertible loan agreement between Wize Israel and Rimon Gold, dated March 20, 2016 (as amended, the “2016 Loan Agreement”), and (ii) convertible loan agreement, dated January 12, 2017 (as amended, the “2017 Loan Agreement”), among Wize Israel, Rimon Gold, and Ridge Valley, was extended to May 31, 2019 (as previously described under the 2018 Loan Modification) from March 4, 2019. The parties also agreed that the Lenders’ remaining investment rights under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the Lender’s remaining investment rights under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

April 2019 Purchase of Existing Convertible Loans by Chief Executive Officer. In April 2019 our Chief Executive Officer purchased directly from Ridge all of the outstanding convertible loans held by Ridge in the amount of approximately $279,000 for a total of 265,531 shares of common stock issuable upon conversion of the loans and accompanying investment rights to purchase an additional 94,382 shares of common stock at $1.332 per share.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our interim consolidated financial statements as of March 31, 2019 included in this Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements as of December 31, 2018 included in our 2018 Form 10-K. There have been no changes to critical accounting policies in the three months period ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
32.1	Rule 13a-14(a) Certification by Principal Executive Officer*
32.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Q1 2019 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: May 15, 2019	By	/s/ Noam Danenberg
Noam Danenberg Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By	/s/ Or Eisenberg
Or Eisenberg Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)