Form 10-Q
period 2019-06-30
Wize Pharma, Inc.
filed 2019-08-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, on August 8, 2019 was 10,877,095.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc., a Delaware corporation, and its wholly-owned Israeli subsidiary, Wize Pharma Ltd. (“Wize Israel”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.484 to one U.S. dollar, the exchange rate reported by the Bank of Israel for August 12, 2019.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

U.S. DOLLARS IN THOUSANDS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Comprehensive Loss	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6 - 7

Notes to Unaudited Interim Consolidated Financial Statements	8 - 19

- - - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of June 30,	As of December 31,
	2019	2018
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,795	$3,183
Restricted bank deposit	40	-
Marketable equity securities	603	32
Other current assets	103	180

Total current assets	2,541	3,395

NON-CURRENT ASSETS:
Property and equipment, net	7	8
Operating lease right of use assets	51	-

Total non-current assets	58	8
TOTAL ASSETS	$2,599	$3,403

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	As of June 30,	As of December 31,
	2019	2018
	Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$320	$306
Operating lease obligation - current	19	-
Current portion of license purchase obligation	100	250
Convertible loans, net (NOTE 4)	1,663	2,635

Total current liabilities	2,102	3,191

NON-CURRENT LIABILITIES:

Operating lease obligation, net of current amount	32	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (NOTE 5):
Preferred Stock A, with $0.001 par value per share - 1,000,000 shares authorized at June 30, 2019 and December 31, 2018; 178 shares at June 30, 2019 and 910 shares at December 31, 2018 issued and outstanding	1	1
Common Stock, with $0.001 par value per share - 500,000,000 shares authorized at June 30, 2019 and December 31, 2018; 10,759,850 shares at June 30, 2019 and 8,957,550 shares at December 31, 2018, issued and outstanding	10	9
Additional paid-in capital	32,414	30,272
Accumulated other comprehensive loss	(73)	(73)
Accumulated deficit	(31,887)	(29,997)

Total stockholders’ equity	465	212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,599	$3,403

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Operating expenses:
Research and development expenses	$(221)	$(299)	$(158)	$(89)
General and administrative expenses	(1,509)	(1,506)	(981)	(1,180)

Operating loss	(1,730)	(1,805)	(1,139)	(1,269)

Financial income (expense), net (NOTE 6)	25	832	(714)	401

Net loss	$(1,705)	$(973)	$(1,853)	$(868)

Comprehensive loss	$(1,705)	$(973)	$(1,853)	$(868)

Basic and diluted net loss per share (NOTE 2c)	$(0.18)	$(0.21)	$(0.18)	$(0.17)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	9,741,517	4,726,421	10,416,151	5,063,892

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’
	Number	Amount	Number	Amount	capital	income (loss)	deficit	equity

Balance as of December 31, 2018	910	$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212
Amounts allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans	-	-		-	(633)	-	-	(633)
Amounts that were allocated to recognition of the right for future investment and warrants – loan 2016	-	-		-	637	-	-	637
Amounts that were allocated to recognition of the right for future investment and warrants - loan 2017	-	-		-	962	-	-	962
Deemed dividends with respect to the repurchase of right for future investment	-	-		-	-	-	(185)	(185)
Issuance of Common stock	-		900,000	1	764	-	-	765
Conversion of Preferred stock into Common stock (Notes 5c and 5f)	(732)	-	732,000	-	-	-	-	-
Stock-based compensation	-	-	170,300	-	412	-	-	412
Net loss for the interim period	-	-	-	-	-	-	(1,705)	(1,705)

Balance as of June 30, 2019 (unaudited)	178	$1	10,759,850	10	$32,414	$(73)	$(31,887)	$465

*)	Representing amount less than $1

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’
	Number	Amount	Number	Amount	capital	income (loss)	deficit	equity

Balance as of March 31, 2019 (unaudited)	850	$1	9,917,550	10	$31,256	$(73)	$(29,953)	$1,241
Amounts allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans	-	-		-	(153)	-	-	(153)
Amounts that were allocated to recognition of the right for future investment and warrants – loan 2016	-	-		-	381	-	-	381
Amounts that were allocated to recognition of the right for future investment and warrants - loan 2017	-	-		-	576	-	-	576
Deemed dividends with respect to the repurchase of right for future investment	-	-		-	-	-	(81)	(81)
Conversion of Preferred stock into Common stock (Notes 5c and 5f)	(672)	-	672,000	-	-	-	-	-
Stock-based compensation	-	-	170,300	-	354	-	-	354
Net loss for the interim period	-	-	-	-	-	-	(1,853)	(1,853)

Balance as of June 30, 2019 (unaudited)	178	$1	10,759,850	10	$32,414	$(73)	$(31,887)	$465

*)	Representing amount less than $1

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-in	Treasury	Receipt on account of stock to be	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	shares	issued	income (loss)	deficit	deficit

Balance as of December 31, 2017	4,350,608	4	23,397	-	-	(47)	(26,452)	(3,098)
Cumulative effect adjustment from transition to ASU 2016-01	-	-	-	-	-	(26)	26	-
Issuance of shares with respect to exercise of PIPE warrants and right for future investment	575,134	1	860	-	-	-	-	861
Receipt on account of stock to be issued	-	-	-	-	196	-	-	196
Stock-based compensation	155,506	*)-	747	-	-	-	-	747
Net loss for the interim period	-	-	-	-	-	-	(973)	(973)

Balance as of June 30, 2018 (unaudited)	5,081,248	$5	$25,004	$-	$196	$(73)	$(27,399)	$(2,267)

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-in	Treasury	Receipt on account of stock to be	Accumulated other comprehensive	Accumulated	Total shareholders’
	Number	Amount	capital	shares	issued	income (loss)	deficit	deficit

Balance as of March 31, 2018 (unaudited)	4,925,742	5	24,257	-	-	(47)	(26,557)	(2,342)
Cumulative effect adjustment from transition to ASU 2016-01	-	-	-	-	-	(26)	26	-
Receipt on account of stock to be issued	-	-	-	-	196	-	-	196
Stock-based compensation	155,506	*)-	747	-	-	-	-	747
Net loss for the interim period	-	-	-	-	-	-	(868)	(868)

Balance as of June 30, 2018 (unaudited)	5,081,248	$5	$25,004	$-	$196	$(73)	$(27,399)	$(2,267)

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2019	2018
	Unaudited
Cash flows from operating activities
Net loss	$(1,705)	$(973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	1
Stock-based compensation	412	747
Loss from extinguishments of convertible loans	878	-
Change in fair value of marketable equity securities	194	28
Accrued interest on convertible loans	18	27
Amortization of premium related to convertible loans	(1,087)	(892)
Change in:
Operating lease obligation	(9)	-
Other current assets	77	(79)
Accounts payable	14	127

Net cash used in operating activities	(1,198)	(1,014)
Cash flows from investing activities
Purchase of property and equipment	-	(1)
Proceeds from sale of marketable equity securities	-	177

Net cash provided by investing activities	-	176
Cash flows from financing activities
Proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment	-	861
Receipt on account of stock to be issued	-	196
Repayment of license purchase obligation	(150)	-

Net cash provided (used in) by financing activities	(150)	1,057
Foreign currency translation adjustments on cash and cash equivalents	-	-

Increase (decrease) in cash, cash equivalents, and restricted cash	(1,348)	219
Cash, cash equivalents, and restricted cash at the beginning of the period	3,183	227
Cash, cash equivalents, and restricted cash at the end of the period	$1,835	$446

*)	Representing amount less than $1

(Continued)

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Continued)

Supplemental disclosure of non-cash financing activities:

Ordinary shares issued through receipt of marketable securities (Note 5b)	$765	$-
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans – March 2019 loan amendment	$(480)	$-
Amounts that were allocated to the right for future investment - loan 2016 – March 2019 loan amendment	$256	$-
Amounts that were allocated to the right for future investment - loan 2017 – March 2019 loan amendment	$386	$-
Deemed dividends with respect to the repurchase of right for future investment – March 2019 loan amendment	$104	$-
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans – May 2019 loan extension	$(153)	$-
Amounts that were allocated to the right for future investment and warrants - loan 2016 – May 2019 loan extension	$381	$-
Amounts that were allocated to the right for future investment and warrants - loan 2017 – May 2019 loan extension	$576	$-
Deemed dividends with respect to the repurchase of right for future investment – May 2019 loan extension	$81	$-
Amount allocated to the 2016 Loan - March 2019 loan amendment	$729	$-
Amount allocated to the 2017 Loan - March 2019 loan amendment	$1,037	$-
Amount allocated to the 2016 Loan - May 2019 loan extension	$634	$-
Amount allocated to the 2017 Loan - May 2019 loan extension	$922	$-

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

The Company has determined not to pursue any activities in Israel and the Ukraine for the moment and specifically not until the Company will obtain from the inventor a regulatory file with DES and additional indications such as CCH or Sjögren’s.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of June 30, 2019, the Company has an accumulated deficit of $31,887.

In addition, in period and year ended June 30, 2019 and December 31, 2018, respectively, the Company reported operating losses and negative cash flows from operating activities.

Furthermore, unless the Company can extend the maturity date, or obtain additional financing, the convertible loans in the aggregate principal amount of $1,353 (discussed in Note 4) will become due on November 30, 2019.

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

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

c.	Risk factors:

As of June 30, 2019, the Company had an accumulated deficit of $31,887. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities.

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

As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to the going concern assumptions, determining the fair value of embedded and freestanding financial instruments related to convertible loans, and to stock-based compensation.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018 are applied consistently in these Financial Statements, except as described in b below.

b.	Disclosure of new accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize their leases contracts as assets and liabilities in the financial statements. Furthermore, with respect to operating lease transactions, ASU 2016-02 requires the Company to continue recognizing expenses but recognize expenses on their income statements in a manner similar to current lease accounting. The amendments in this ASU became effective on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.

The Company recognized $60 of operating lease right of use assets and operating lease liabilities at January 1, 2019. As of June 30, 2019, total of right-of-use assets related to the Company’s operating leases was $51 and operating lease liabilities and operating lease liabilities non-current were $19 and $32, respectively.

c.	Basic and diluted loss per share:

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the six months ended June 30, 2019 and 2018, is as follows:

	Six months ended June 30,
	2019	2018

Numerator:
Net loss	$(1,705)	$(973)
Less: Net loss attributed to preferred stock	122	-
Add: Deemed dividends with respect to right for future investment	$(185)	$-

Net loss applicable to shareholders of Common Stock	$(1,768)	$(973)

Denominator:
Shares of common stock used in computing basic and diluted loss per share	9,741,517	4,726,421
Net loss per share of Common stock, basic and diluted	$(0.18)	$(0.21)

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

During the year ended December 31, 2018 the Company issued preferred stock as part of the October 2018 transaction. These preferred shares are participating securities.

	Six months ended June 30,
	2019	2018

Number of shares:
Common shares used in computing basic loss per share	9,741,517	4,726,421
Common shares used in computing diluted loss per share	9,741,517	4,726,421

Preferred Stock, options and warrants excluded from the calculations of diluted loss per share	7,491,490	994,267

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the three months ended June 30, 2019 and 2018, is as follows:

	Three months ended June 30,
	2019	2018

Numerator:
Net loss	$(1,853)	$(868)
Less: Net loss attributed to preferred stock	69	-
Add: Deemed dividend with respect to right for future investment	$(81)	$-

Net loss applicable to shareholders of Common Stock	$(1,865)	$(868)

Denominator:
Shares of common stock used in computing basic and diluted loss per share	10,416,151	5,063,892
Net loss per share of Common stock, basic and diluted	$(0.18)	$(0.17)

During the year ended December 31, 2018 the Company issued preferred stock as part of the October 2018 transaction. These preferred shares are participating securities.

	Three months ended June 30,
	2019	2018

Number of shares:
Common shares used in computing basic loss per share	10,416,151	5,063,892
Common shares used in computing diluted loss per share	10,416,151	5,063,892

Preferred Stock, options and warrants excluded from the calculations of diluted loss per share	7,491,490	994,267

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other interim period. The accompanying Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019 (the “2018 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2018 has been derived from these audited consolidated statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS

On March 20, 2016, Wize Israel entered into an agreement (as amended on March 30, 2016, the “2016 Loan Agreement”) pursuant to which Rimon Gold Assets Ltd. (“Rimon Gold”) extended a loan in the principal amount of up to NIS 2 million (approximately $531 according to an exchange rate at 2016 loan originate date), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), the 2016 Loan had a maturity date of December 31, 2018. Regarding the modification of the maturity date of the 2016 loan in October 2018, March 2019 and May 2019, see also Note 4b, 4c and 4d.

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

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), Rimon Gold had the right (the “2016 Investment Right”), until June 30, 2019, to invest up to $797, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment (as defined below), from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events). Regarding modification to extend the term of the 2016 investment right in October 2018 March 2019 and May 2019, see also Note 4b, 4c and 4d.

Rimon Gold is entitled, under certain circumstances, to demand repayment of the 2016 Loan, including among others: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2016 Loan Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel (v) if Wize Israel files a motion to stay proceedings; (vi) upon the expiration or termination of the License Agreement or if any party is in material breach of the License Agreement or if any party notifies the other of its intention to terminate the License Agreement; (vii) an adverse material change; or (viii) upon the non-performance of Wize Israel pursuant to the 2017 Loan Agreement, see also Note 4a. The 2016 Loan Agreement and the Security Agreements contain a number of restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of the Company’s business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends.

The Company believes it is in compliance with the 2016 loan covenants through the date of the financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

On January 15, 2017, Wize Israel entered into the loan agreement (the “2017 Loan Agreement”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher,” and together with Ridge and Rimon Gold, the “2017 Lenders”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274 according to an exchange rate at 2017 loan originate date) and in the aggregate principal amount of up to NIS 3 million (approximately $822 according to an exchange rate at 2017 loan originate date), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment (as defined below), the 2017 Loan had a maturity date of December 31, 2018. Regarding the modification of the maturity date of the 2017 loan in October 2018, March 2019 and May 2019, see also Note 4b, 4c and 4d.

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

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment (as defined below), the 2017 Lenders had the right (the “2017 Investment Right”), until June 30, 2019, to invest up to $1,233, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted in December 2017, based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events). Regarding modification to extend the term of the 2017 investment right in October 2018, March 2019 and May 2019, see also Note 4b, 4c and 4d.

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

On April 21, 2019, Ridge transferred the loan and the investment right due to the loan to Mobigo Inc, a company wholly owned by the Company’s CEO, Noam Danenberg. Mr. Danenberg waived a debt owed to him directly by Ridge as consideration for these derivative securities (refer to Note 6h)

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

In connection with the Purchase Agreement (see note 12j to 2018 consolidated financial statements), on October 19, 2018 (“2018 modification date”), the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to the existing convertible loans (the “Amendment”). Pursuant to the Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the Registration Rights Agreement covering the resale of all common stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale for investors who are not a party to the Loan Agreements Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements Maturity Date.

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

The difference between the Reacquisition Price that was allocated to the Right to Future Investment amounting to $874 which was included in the 2016 Loan and its fair value as of that date amounting to $764 was recorded directly to additional paid in capital (as a deemed dividend in an amount of $110). In addition, the Reacquisition Price that was allocated to the Right to Future Investment amounting to $1,336 which was included in the 2017 Loan and its fair value as of that date amounting to $1,154, was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $182). The difference between reacquisition price that was allocated to the 2017 loan and to the 2016 loan, respectively and their respective carrying value of the 2017 Loan and 2016 Loan was recorded as a loss on extinguishment amounting to $1,709 of the 2017 Loan and 2016 Loan.

The 2018 loan amendment became effective in the fourth quarter of 2018 and all of the accounting effects were recognized in the fourth quarter of 2018.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

c.	March 2019 loan amendment

On March 4, 2019, the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an amendment to convertible loan agreements (the “March 2019 Amendment”) with Rimon Gold Assets Ltd. (“Rimon Gold”), Ridge Valley Corporation (“Ridge Valley”), and Shimshon Fisher (“Fisher” and, together with Rimon Gold and Ridge Valley, the “Lenders”). Pursuant to the March 2019 Amendment, the maturity date under the (i) convertible loan agreement between Wize Israel and Rimon Gold, dated March 20, 2016 (as amended, the “2016 Loan Agreement”), and (ii) convertible loan agreement, dated January 12, 2017 (as amended, the “2017 Loan Agreement”), among Wize Israel, Rimon Gold, and Ridge Valley, was extended to May 31, 2019 (as previously described under the 2018 Loan Modification) from March 4, 2019. The parties also agreed that the Lenders’ remaining investment rights under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the expiration date of the Lender’s remaining investment rights under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

The March 2019 loan amendment was accounted for as an extinguishment on March 4, 2019. Until that date, the 2017 loan and the 2016 loan were being accounted for under the terms of the 2018 loan amendment discussed above.

According to ASC 470-50, each of the modified financial instruments were measured at fair value on the extinguishment date. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $986 was allocated to the 2016 Loan its related right to future investment and an aggregate amount of $1,423 was allocated to the 2017 Loan and its right to future investment.

The difference between the Reacquisition Price that was allocated to the Right to Future Investment amounting to $237 which was included in the 2016 Loan and its fair value as of that date amounting to $192 was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $45). In addition, the Reacquisition Price that was allocated to the Right to Future Investment amounting to $348 which was included in the 2017 Loan and its fair value as of that date amounting to $289, was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $59). The difference between reacquisition price that was allocated to the 2017 loan and to the 2016 loan, respectively and their respective carrying value of the 2017 Loan and 2016 Loan was recorded as gain on extinguishment amounting to $48 of the 2017 Loan and 2016 Loan.

d.	May 2019 loan extension

On May 31, 2019, the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into an additional extension to convertible loan agreements (the “May 2019 Amendment”) with Rimon Gold Assets Ltd. (“Rimon Gold”), Noam Danenberg (“Noam”), and Shimshon Fisher (“Fisher” and, together with Rimon Gold and Noam, the “Lenders”). Pursuant to the May 2019 Amendment, the maturity date under the (i) convertible loan agreement between Wize Israel and Rimon Gold, dated March 20, 2016 (as amended, the “2016 Loan Agreement”), and (ii) convertible loan agreement, dated January 12, 2017 (as amended, the “2017 Loan Agreement”), among Wize Israel, Rimon Gold, and Noam Danenberg, was extended to November 30, 2019 from May 31, 2019 (as previously described under the March 2019 Amendment). The parties also agreed that the expiration date of the Lenders’ remaining investment rights under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the Lender’s remaining investment rights under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from November 30, 2019 to May 31, 2021. As consideration for extending the maturity date of the loans, the Company issued to the Lenders two-year warrants to purchase an aggregate of 868,034 shares of common stock at a fixed price of $1.10 per share (the “May 2019 Warrants”).

The May 2019 loan extension was accounted for as an extinguishment on May 31, 2019. Until that date, the 2017 loan and the 2016 loan were being accounted for under the terms of the March 2019 loan amendment discussed above.

According to ASC 470-50, each of the modified financial instruments were measured at fair value on the extinguishment date. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $1,015 was allocated to the 2016 Loan and an aggregate amount of $1,498 was allocated to the 2017 Loan and the related 2016 and 2017 right to future investment.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

The difference between the Reacquisition Price that was allocated to the Right to Future Investment amounting to $94 which was included in the 2016 Loan and its fair value as of that date amounting to $61 was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $33). In addition, the Reacquisition Price that was allocated to the Right to Future Investment amounting to $140 which was included in the 2017 Loan and its fair value as of that date amounting to $92, was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $48). The difference between reacquisition price that was allocated to the 2017 loan and to the 2016 loan, respectively and their respective carrying value of the 2017 Loan and 2016 Loan was recorded as loss on extinguishment amounting to $926 of the 2017 Loan and 2016 Loan.

The below table describes the roll forward of 2017 Loan and 2016 Loan for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30,	December 31,
	2019	2018

Opening balance (including interest)	$2,635	$3,204
Amortization of premium related to convertible loans prior to 2018 modification	-	(1,458)
Amortization of premium related to convertible loans following 2018 modification	(641)	(691)
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments – March 2019 modification	(1,873)	(1,680)
Accrued interest on 2017 Loan and 2016 Loan	18	56
Amount allocated to 2016 Loan and 2017 Loan based on modified terms – March 2019 modification	1,767	3,204
Amortization of premium related to convertible loans following March 2019 modifications	(413)	-
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments – May 2019 extension	(1,353)	-
Amount allocated to 2016 Loan and 2017 Loan based on modified terms – May 2019 extension	1,556	-
Amortization of premium related to convertible loans – May 2019 extension	(33)	-

	$1,663	$2,635

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	STOCKHOLDERS’ EQUITY

a.	The Common Stock confers upon their holders the right to participate and vote in general stockholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.

On February 7, 2019, the Company entered into a joint venture agreement with Cannabics Pharmaceuticals, Inc. (“Cannabics”), traded on the OTC markets.

Pursuant to the agreement, the parties agreed to form a new joint venture company for the purpose of researching, developing and administering cannabinoid formulations to treat ophthalmic conditions. The new company will initially be owned 50% each by the Company and Cannabics. Promptly following the effective date, the Company and Cannabics will work together to prepare a business plan for the new company. The initial board of directors of the new company will consist of three members, including one each appointed by the Company and Cannabics, and one industry expert recommended by the Company and approved by Cannabics. The initial officers of the Company will be Noam Danenberg (the Company’s chairman) and Eyal Barad (Cannabics’ chief executive officer), who will serve as co-chief executive officers.

On March 1, 2019, the Company’s joint venture agreement with Cannabics Pharmaceuticals, Inc. (“Cannabics”) became effective following receipt of an opinion, within 30 days from execution of the agreement, from a mutually selected third party describing the regulatory pathway for eye drops containing cannabinoids or cannabinoid strings. Pursuant to the terms of the agreement, the Company issued to Cannabics 900,000 shares of its common stock and Cannabics issued to the Company 2,263,944 shares of Cannabics’ common stock, which represents holding percentage less than 5 percent of Cannabic’s outstanding share capital.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

As a result of the share issuance, the Company recorded an amount of $765 as an increase to additional paid-in capital with a corresponding amount of $765 as an investment in marketable securities. Such amount was based on the fair value of Cannabics’ shares as of the date at which the agreement became effective. The investment in marketable securities is measured in subsequent periods at fair value with changes carried to profit or loss. During the six months ended June 30, 2019 the Company recognized an unrealized loss of $167 due to the change in fair value from March 1, 2019 to June 30, 2019.

c.	In March 2019, the Company issued 60,000 shares of Common Stock to certain investors in exchange for conversion of 60 shares of Preferred A stock, which was in accordance with terms of the purchase agreement.

d.	Stock-based compensation: On March 31, 2019, the Company’s board of directors approved the following:

1.	To grant to each of Company’s four directors 100,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

2.	To grant to each its officers (Company’s Chief executive officer and to Company’s Chief financial officer) 140,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

The Company determined the fair value of the RSUs to be the quoted market price of the Company’s common stock on the date of issuance. The aggregate fair value of these restricted stock units issued was $476. The Company is recording this amount quarterly over the vesting period of 24 months following March 31, 2019.

e.	On April 18, 2019, the Company granted to its employee, 21,600 options exercisable into 21,600 shares of Common Stock at an exercise price of $0.75 per share of Common Stock. The options began vesting quarterly over a period of 36 months commencing April 18, 2019. The Company recognized $2 during the three month period ended June 30, 2019 as a share-based expense. Total value of the share based expense is $10, which is recorded quarterly over the vesting period.

f.

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

g.	On April 23, 2019, the Company’s board of directors appointed Mark Sieczkarek as the Company’s Chairman of the Board (the “Chairman Appointment”).

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	STOCKHOLDERS’ DEFICIT(Cont.)

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

Total value of the options granted is $29, which is recorded quarterly over the vesting period.

The Company recognized $85 during the three month period ended June 30, 2019 as a share-based expense in connection to the RSU’s and options granted.

On May 14, 2019 the Company issued 25,300 shares to the Chairman pursuant to the agreement above following the removal of restriction on the restricted stock units.

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

h.

In April 2019, Mr. Danenberg (Company’s Chief Executive Officer) purchased directly from Ridge all of the outstanding convertible loans held by Ridge in the amount of approximately $279 for a total of 265,531 shares of common stock issuable upon conversion of the loans and accompanying investment rights to purchase an additional 94,382 shares of common stock at $1.332 per share.

i.	On May 14, 2019, the Company issued to a consultant, 135,000 shares of restricted common stock which is due and issuable according to the following schedule: 25% as of May 1, 2019 and additional 25% every quarter following May 1, 2019. The aggregate fair value of these shares of restricted stock units at grant date issued was $74, and is being recognized over a period of 1 year following May 1, 2019.

The Company recognized $44 during the three month period ended June 30, 2019 as a share-based expense in connection to the RSU’s.

j.	On May 15, 2019, the Company granted to a consultant, 10,000 fully vested RSUs. The Company determined the fair value of the RSUs to be the quoted market price of the Company’s common stock on the date of issuance. The aggregate fair value of these restricted stock units issued at grant date was $5, and was recognized during the three months ended June 30, 2019.

k.

On May 19, 2019, the Company granted to one of its directors options exercisable into 30,000 shares of Common Stock with an exercise price of $0.58 per share. The options will vest monthly over a period of 6 months. The Company recognized $10 of share-based compensation expense during the three months ended June 30, 2019.

l.	On May 20, 2019, 4,450,000 2018 warrants B that were issued on October 22, 2018 expired. See note 12j of the financial statements as of December 31, 2018.

m.	Transactions related to the grant of options to employees and directors under the 2018 Plan during the six month period ended June 30, 2019, were as follows:

	As of June 30, 2019
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2018	255,000	$3.68	6.55
Granted	153,822	$1.54	6.75
Forfeited	(46,500)	$3.59	-

Options outstanding as of June 30, 2019	362,322	$2.80	5.98

Options exercisable as of June 30, 2019	102,895	$3.01	5.89

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	FINANCIAL INCOME (EXPENSE), NET

Composition:

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018

Financial income:
Bank commission and exchange rate differences	$28	$-	$2	$-
Amortization of premium related to convertible loans	1,087	892	320	446

Total financial income	1,115	892	322	446

Financial expenses:
Accrued interest on convertible loans	(18)	(27)	(9)	(14)
Loss from extinguishment of convertible loans	(878)	-	(926)	-
Change in the fair value of marketable securities	(194)	-	(101)	-
Exchange rate differences	-	(31)	-	(31)
Bank commissions	-	(2)	-	-

Total financial expenses	(1,090)	(60)	(1,036)	(45)

Total financial income (expense), net	$25	$832	$(714)	$401

NOTE 7:-	SUBSEQUENT EVENTS

a.	On August 8, 2019, the Board of Directors appointed Or Eisenberg to serve as the Company’s Chief Operating Officer. Mr. Eisenberg will continue to serve as the Chief Financial Officer.

b.

As previously reported, the Israeli Securities Authority (the “ISA”) has conducted an administrative inquiry regarding two of Wize Israel’s public reports filed with the ISA in Israel during 2016 and, in October 2018, the ISA commenced administrative enforcement proceedings against Wize Israel, the Company’s former Chairman and the Company’s Chief Financial Officer (who, at the relevant time, served as Wize Israel’s chief financial officer) in connection with the foregoing reports. In August 2019, the ISA’s Administrative Enforcement Committee approved a settlement of the proceedings, whereby, (i) Wize Israel undertook to pay a civil penalty of NIS 200,000 (equivalent to approximately $57,000) to the ISA and (ii) the Company’s Chief Financial Officer undertook to pay a civil penalty of NIS 175,000 (equivalent to approximately $50,000) to the ISA and also agreed that, if he will violate, at any time until August 2020, certain provisions of Israeli securities laws relating to misleading public reports, he will be barred, for a nine-month period thereafter, from serving as an officer or director in certain entities supervised by the ISA, including companies that are publicly traded in Israel (but, for the sake of clarity, not companies traded in the U.S., such as the Company).

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	we have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on our indebtedness and subjecting us to additional risks;

●	we need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A (“LO2A”) and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our LO2A License Agreement may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans for our business and product candidate;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and our ability to operate our business without infringing the intellectual property rights of others;

●	our ability to successfully operate our joint venture together with Cannabics Pharmacueticals, Inc. (“Cannabics”);

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and our industry; and

●	statements as to the impact of the political and security situation in Israel on our business.

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

In March 2018, we commenced a Phase IV Study. The Phase IV Study is a multi-center trial in three different medical centers in Israel and will evaluate the safety and efficacy of LO2A for symptomatic improvement of DES in 60 adult patients with Sjögren’s. Enrolled patients will be randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane ® Ultra UD. Drops will be administered topically to the eye over a three month period. This Phase IV Study is designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China and Israel.

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

We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have increased from $1,805,000 in the six months ended June 30, 2018 to $1,880,000 for the six months ended June 30, 2019. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Results of Operations Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018

Operating expenses:
Research and development	$(221,000)	(299,000)
General and administrative	(1,509,000)	(1,506,000)
Total operating costs	(1,730,000)	(1,805,000)
Financial income, net	25,000	832,000
Net loss	$(1,705,000)	(973,000)

Revenues

We did not generate any revenues from operations during the six months ended June 30, 2019 and 2018. We had no revenues primarily because (1) from the time of the Creditors’ Arrangement (as defined in our Form 10-K) of Wize Israel in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development. Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In February 2019, the Company and Resdevco agreed that royalties for 20 and 30 unit dose eyedrops shall be the higher of $0.60 or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, and that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of FDA approval for eye drops utilizing the licensed technology.

Operating Expenses

Research and development expenses. Research and development expenses were $221,000 for the six months ended June 30, 2019, compared to $299,000 for the six months ended June 30, 2018, a decrease of $78,000 or 26%. The decrease in research and development expenses is primarily related to lower expenses for clinical trials.

General and administrative expenses. General and administrative expenses were $1,509,000 for the six months ended June 30, 2019, compared to $1,506,000 for the six months ended June 30, 2018, an increase of $3,000 or 0.2%. The increase in general and administrative expenses during these periods is primarily related to decrease in share-based payment expense of $335,000 and decrease in professional services expenses of $120,000 which was partly offset by an increases in investor relations and marketing of $119,000, an increase in payroll expenses of $107,000, increase in travel expenses of $70,000 and increase in other expenses of $56,000.

Financial income (loss), Net. Financial expense, net was $25,000 for the six months ended June 30, 2019 compared to financial income, net of $832,000 for the six months ended June 30, 2018, a change of $807,000 or 97%. The decrease in financial income, net during this period is primarily related to recognition of losses from extinguishments of the convertible loans in the amount of $878,000 and increase in investment revaluation of $194,000 derived from unrealized loss on marketable securities measured at fair value through earnings which was partially offset by a higher amortization of premium related to convertible loans of $195,000.

Net loss. As a result of the foregoing, we recognized $1,705,000 of net loss for the six months ended June 30, 2019 compared to a net loss of $973,000 for the six months ended June 30, 2018, an increase in the net loss of $732,000 or 75%.

Results of Operations Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018

Operating expenses:
Research and development	$(158,000)	(89,000)
General and administrative	(981,000)	(1,180,000)
Total operating costs	(1,139,000)	(1,269,000)
Financial income (expense), net	(714,000)	401,000
Net income (loss)	$(1,853,000)	(868,000)

Operating Expenses

Research and development expenses. Research and development expenses were $158,000 for the three months ended June 30, 2019, compared to $89,000 for the three months ended June 30, 2018, an increase of $69,000 or 78%. The increase in research and development expenses is mainly from an increase of expenses for clinical trials.

General and administrative expenses. General and administrative expenses were $981,000 for the three months ended June 30, 2019, compared to $1,180,000 for the three months ended June 30, 2018, a decrease of $199,000 or 16.8%. The decrease in general and administrative expenses during these periods is primarily related to decrease in share-based payment expense of $316,000 and decrease in professional services expenses of $83,000 which was partially offset by an increases in travel expenses of $46,000, an increase in payroll expenses of $62,000 and an increase in other expenses of $56,000.

Financial Income (expense), Net. Financial expense, net was $714,000 for the three months ended June 30, 2019 compared to financial income, net of $401,000 for the three months ended June 30, 2018, a change of $1,115,000 or 278%. The decrease in financial income, net during this period is primarily related to recognition of losses from extinguishments of the convertible loans at the amount of $926,000 and increase in investment revaluation of $101,000 derived from unrealized loss on marketable securities measured at fair value through earnings and a lower amortization of premium related to convertible loans of $126,000.

Net loss. As a result of the foregoing, we recognized $1,853,000 of net loss for the three months ended June 30, 2019 compared to a net loss of $868,000 for the three months ended June 30, 2018, an increase in the net loss of $985,000 or 134%.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since the court-approved Creditors Arrangement (as defined in our Form 10-K) completed in February 2015, as described below, we financed our operations primarily through equity and convertible debt financings in private placements, as described below.

Working Capital and Cash Flows

As of June 30, 2019 and December 31, 2018, we had $1,795,000 and $3,183,000 in cash and cash equivalents, respectively.

As of June 30, 2019 and December 31, 2018, we had $1,663,000 and $2,635,000, respectively, of outstanding loans, including accrued interest and net of discounts, all of which relates to convertible loans, as described below. However, the aggregate principal amount of such loans is $1,353,000 (not including interest).

As of June 30, 2019 and December 31, 2018, we had $439,000 and $204,000 of working capital, respectively. As of June 30, 2019, we had an accumulated deficit of $31,887. The increase in working capital was primarily due to an increase in marketable equity securities from the transaction with Canabbics.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(1,198,000)	$(1,014,000)
Net cash provided by investing activities	$-	$176,000
Net cash provided by financing activities	$(150,000)	$1,057,000

Six Months ended June 30, 2019 Compared to Six Months ended June 30, 2018

For the six months ended June 30, 2019 and 2018, net cash used in operating activities was $1,198,000 and $1,014,000, respectively. The increase in net cash used in operating activities of $184,000 was mainly due to an increase in net loss of $732,000, increase in amortization of a premium related to convertible loans of $195,000 and a decrease in stock-based compensation of $335,000 which was partially offset by losses from convertible loans extinguishments of $878,000 and Marketable equity securities revaluation of $166,000.

For the six months ended June 30, 2019 and 2018, net cash provided by investing activities was Nil and $176,000, respectively. The decrease in net cash provided by investing activities was mainly due to decrease in proceeds from sale of marketable equity of $177,000 in the six month period ended June 30, 2018 which we did not have in the six month period ended June 30, 2019.

For the six months ended June 30, 2019 and 2018, net cash provided by (used in) financing activities was (150,000) and $1,057,000, respectively. The decrease in net cash provided by financing activities was mainly due proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment in the amount of $861,000 in 2018 and from receipt on account of stock to be issued in the amount of $196,000 in 2018. There were no such transactions in 2019.

Outlook

According to management estimates, liquidity resources as of June 30, 2019 may not be sufficient to maintain our planned level of operations for the next 12 months. In particular, if needed, we may raise additional funding. However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS – Risks Related to our Business,” beginning on page 33 of our 2018 Form 10-K. As of June 30, 2019, we had an accumulated deficit. In addition, during the years ended December 31, 2018 and 2017, we reported operating losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2018 included in our Form 10-K contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

Recent Amendments to our Loan Agreements.  The following is a summary of the recent amendments to our convertible loan agreements.

As of June 30, 2019, we (through Wize Israel) had a total principal and accrued interest balance of approximately $1.48 million of loans outstanding under certain convertible loans.

The 2016 Loan.  On March 20, 2016, Wize Israel entered into a convertible loan (as amended on March 30, 2016, December 21, 2017, October 19, 2018, March 4, 2019, and May 31, 2019 (the “2016 Loan Agreement”) with Rimon Gold Assets Ltd. (“Rimon Gold”), whereby Rimon Gold extended a loan in the principal amount of up to NIS 2 million (approximately $531,000, according to exchange rate of originate date), which bears interest at an annual rate of 4% (the “2016 Loan”).

In addition, under the 2016 Loan Agreement, as amended to date, Rimon Gold has certain investment rights to purchase securities of Wize Israel, which later became investment rights to purchase securities of the Company in the Merger.

The 2017 Loan. On January 15, 2017, Wize Israel entered into the 2017 Loan Agreement (as amended on December 21, 2017, October 19, 2018, March 4, 2019, and May 31, 2019 the “2017 Loan Agreement”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $283,000) and in the aggregate principal amount of up to NIS 3 million (approximately $850,000), which bears interest at an annual rate of 4%. The lenders also received certain investment rights to purchase securities of Wize Israel, which later became investment rights to purchase securities of the Company in the Merger.

March 2019 Loan Amendment. On March 4, 2019, the Company and its wholly-owned subsidiary Wize Israel entered into an amendment to convertible loan agreements (the “March 2019 Amendment”) with Rimon Gold, Ridge, and Fisher. Pursuant to the March 2019 Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) the 2017 Loan Agreement was extended to May 31, 2019 from March 4, 2019. The parties also agreed that the lenders’ remaining investment rights under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the Lender’s remaining investment rights under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

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

May 2019 Loan Amendment. On May 31, 2019, the Company and Wize Israel entered into an amendment to convertible loan agreements (the “May 2019 Amendment”) with Rimon Gold, Mobigo Inc., an entity owned by our Chief Executive Officer, and Fisher. Pursuant to the May 2019 Amendment, the maturity dates under (i) the 2016 Loan Agreement and (ii) the 2017 Loan Agreement were extended to November 30, 2019 from May 31, 2019. The parties also agreed that the lenders’ investment rights under the 2016 Loan Agreement to invest up to $512,809, in the aggregate, at $1.308 per share, and the lenders’ investment rights under the 2017 Loan Agreement to invest up to $663,446, in the aggregate, at $1.332 per share, be extended to May 31, 2021. As consideration for extending the maturity date of the loans, the Company issued to the lenders two-year warrants to purchase an aggregate of 868,034 shares of common stock at an exercise price of $1.10 per share.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our interim consolidated financial statements as of June 30, 2019 included in this Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements as of December 31, 2018 included in our 2018 Form 10-K. There have been no changes to critical accounting policies in the six month period ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the Israeli Securities Authority (the “ISA”) has conducted an administrative inquiry regarding two of Wize Israel’s public reports filed with the ISA in Israel during 2016 and, in October 2018, the ISA commenced administrative enforcement proceedings against Wize Israel, the Company’s former Chairman and the Company’s Chief Financial Officer (who, at the relevant time, served as Wize Israel’s chief financial officer) in connection with the foregoing reports. In August 2019, the ISA’s Administrative Enforcement Committee approved a settlement of the proceedings, whereby, (i) Wize Israel undertook to pay a civil penalty of NIS 200,000 (equivalent to approximately $57,000) to the ISA and (ii) the Company’s Chief Financial Officer undertook to pay a civil penalty of NIS 175,000 (equivalent to approximately $50,000) to the ISA and also agreed that, if he will violate, at any time until August 2020, certain provisions of Israeli securities laws relating to misleading public reports, he will be barred, for a nine-month period thereafter, from serving as an officer or director in certain entities supervised by the ISA, including companies that are publicly traded in Israel (but, for the sake of clarity, not companies traded in the U.S., such as the Company).

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 8, 2019, the Board of Directors appointed Or Eisenberg to serve as the Company’s Chief Operating Officer. Mr. Eisenberg will continue to serve as the Chief Financial Officer, Treasurer and Secretary.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
32.1	Rule 13a-14(a) Certification by Principal Executive Officer*
32.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Q1 2019 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: August 13, 2019	By	/s/ Noam Danenberg
Noam Danenberg Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019	By	/s/ Or Eisenberg
Or Eisenberg Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)