Form 10-Q
period 2019-09-30
Wize Pharma, Inc.
filed 2019-11-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, on November 14, 2019 was 11,019,895.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc., a Delaware corporation, and its wholly-owned direct and indirect Israeli subsidiaries, Wize Pharma Ltd. (“Wize Israel”) and OcuWize Ltd. (“OcuWize”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.499 to one U.S. dollar, the exchange rate reported by the Bank of Israel for November 11, 2019.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

U.S. DOLLARS IN THOUSANDS

UNAUDITED

- - - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of September 30,	As of December 31,
	2019	2018
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,444	$3,183
Restricted bank deposit	41	-
Marketable equity securities	495	32
Other current assets	77	180

Total current assets	2,057	3,395

NON-CURRENT ASSETS:
Property and equipment, net	7	8
Operating lease right of use assets	27	-

Total non-current assets	34	8
TOTAL ASSETS	$2,091	$3,403

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	As of September 30,	As of December 31,
	2019	2018
	Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$381	$306
Operating lease obligation - current	23	-
Current portion of license purchase obligation	250	250
Convertible loans, net (NOTE 4)	1,580	2,635

Total current liabilities	2,234	3,191

NON-CURRENT LIABILITIES:

Operating lease obligation, net of current amount	4	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT) (NOTE 5):
Preferred Stock A, with $0.001 par value per share - 1,000,000 shares authorized at September 30, 2019 and December 31, 2018; 178 shares at September 30, 2019 and 910 shares at December 31, 2018, issued and outstanding	1	1
Common Stock, with $0.001 par value per share - 500,000,000 shares authorized at September 30, 2019 and December 31, 2018; 10,922,095 shares at September 30, 2019 and 8,957,550 shares at December 31, 2018, issued and outstanding	10	9
Additional paid-in capital	32,674	30,272
Accumulated other comprehensive loss	(73)	(73)
Accumulated deficit	(32,759)	(29,997)

Total stockholders’ equity (deficit)	(147)	212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,091	$3,403

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
	Unaudited		Unaudited

Operating expenses:
Research and development expenses	$(451)	$(521)	$(230)	$(222)
General and administrative expenses	(2,118)	(2,244)	(609)	(738)

Operating loss	(2,569)	(2,765)	(839)	(960)

Financial income (expense), net (NOTE 6)	(8)	1,277	(33)	445

Net loss	$(2,577)	$(1,488)	$(872)	$(515)

Comprehensive loss	$(2,577)	$(1,488)	$(872)	$(515)

Basic and diluted net loss per share (NOTE 2c)	$(0.26)	$(0.30)	$(0.08)	$(0.10)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	10,101,073	4,928,903	10,806,155	5,327,743

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s Equity
	Number	Amount	Number	Amount	capital	income (loss)	deficit	(deficit)

Balance as of December 31, 2018	910	$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212
Amounts allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans	-	-		-	(633)	-	-	(633)
Amounts that were allocated to recognition of the right for future investment and warrants – loan 2016	-	-		-	637	-	-	637
Amounts that were allocated to recognition of the right for future investment and warrants - loan 2017	-	-		-	962	-	-	962
Deemed dividends with respect to the repurchase of right for future investment	-	-		-	-	-	(185)	(185)
Issuance of Common stock	-		900,000	1	764	-	-	765
Conversion of Preferred stock into Common stock (Notes 5c and 5f)	(732)	-	732,000	-	-	-	-	-
Stock-based compensation	-	-	332,545	-	672	-	-	672
Net loss for the interim period	-	-	-	-	-	-	(2,577)	(2,577)

Balance as of September 30, 2019 (unaudited)	178	$1	10,922,095	10	$32,674	$(73)	$(32,759)	$(147)

*)	Representing amount less than $1

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s Equity
	Number	Amount	Number	Amount	capital	income (loss)	deficit	(deficit)

Balance as of June 30, 2019 (unaudited)	178	$1	10,759,850	10	$32,414	$(73)	$(31,887)	$465
Stock-based compensation	-	-	162,245	-	260	-	-	260
Net loss for the interim period	-	-	-	-	-	-	(872)	(872)

Balance as of September 30, 2019 (unaudited)	178	$1	10,922,095	10	$32,674	$(73)	$(32,759)	$(147)

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-in	Treasury	Receipt on account of stock to be	Accumulated other comprehensive	Accumulated	Total stockholders’ Equity
	Number	Amount	capital	shares	issued	income (loss)	deficit	(deficit)

Balance as of December 31, 2017	4,350,608	4	23,397	-	-	(47)	(26,452)	(3,098)
Cumulative effect adjustment from transition to ASU 2016-01	-	-	-	-	-	(26)	26	-
Issuance of shares with respect to exercise of PIPE warrants and right for future investment	788,658	1	1,144	-	-	-	-	1,145
Stock-based compensation	223,284	*)-	1,245	-	-	-	-	1,245
Net loss for the interim period	-	-	-	-	-	-	(1,488)	(1,488)

Balance as of September 30, 2018 (unaudited)	5,362,550	$5	$25,786	$-	$-	$(73)	$(27,914)	$(2,196)

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Ordinary Shares		Additional paid-in	Treasury	Receipt on account of stock to be	Accumulated other comprehensive	Accumulated	Total stockholders’ Equity
	Number	Amount	capital	shares	issued	income (loss)	deficit	(deficit)

Balance as of June 30, 2018 (unaudited)	5,081,248	$5	$25,004	$-	$196	$(73)	$(27,399)	$(2,267)
Issuance of shares with respect to exercise of PIPE warrants and right for future investment	213,524	-	284	-	(196)	-	-	88
Stock-based compensation	67,778	*)-	498	-	-	-	-	498
Net loss for the interim period	-	-	-	-	-	-	(515)	(515)

Balance as of September 30, 2018 (unaudited)	5,362,550	$5	$25,786	$-	$-	$(73)	$(27,914)	$(2,196)

The accompanying notes are an integral part of the unaudited interim consolidated financial statements (the “Financial statements”).

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2019	2018
	Unaudited
Cash flows from operating activities
Net loss	$(2,577)	$(1,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Stock-based compensation	672	1,245
Loss from extinguishments of convertible loans	878	-
Change in fair value of marketable equity securities	302	32
Accrued interest on convertible loans	36	40
Amortization of premium related to convertible loans	(1,188)	(1,338)
Increase in license purchase obligation	150	150
Change in:

Other current assets	103	(107)
Accounts payable	75	87

Net cash used in operating activities	(1,548)	(1,378)
Cash flows from investing activities
Purchase of property and equipment	-	(2)
Proceeds from sale of marketable equity securities	-	257

Net cash provided by investing activities	-	255
Cash flows from financing activities
Proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment	-	1,145
Receipt on account of stock to be issued	-
Repayment of license purchase obligation	(150)	(150)

Net cash provided (used in) by financing activities	(150)	995
Foreign currency translation adjustments on cash and cash equivalents	-	-

Decrease in cash, cash equivalents, and restricted cash	(1,698)	(128)
Cash, cash equivalents, and restricted cash at the beginning of the period	3,183	227
Cash, cash equivalents, and restricted cash at the end of the period	$1,485	$99

(Continued)

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

(Continued)

Supplemental disclosure of non-cash investing and financing activities:

Ordinary shares issued through receipt of marketable securities (Note 5b)	$765	$-
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans – March 2019 loan amendment	$(481)	$-
Amounts that were allocated to the right for future investment - 2016 loan – March 2019 loan amendment	$256	$-
Amounts that were allocated to the right for future investment - 2017 loan – March 2019 loan amendment	$386	$-
Deemed dividends with respect to the repurchase of right for future investment – March 2019 loan amendment	$104	$-
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans – May 2019 loan extension	$(152)	$-
Amounts that were allocated to the right for future investment and warrants - 2016 loan – May 2019 loan extension	$381	$-
Amounts that were allocated to the right for future investment and warrants - 2017 loan – May 2019 loan extension	$576	$-
Deemed dividends with respect to the repurchase of right for future investment – May 2019 loan extension	$81	$-
Amount allocated to the 2016 Loan - March 2019 loan amendment	$729	$-
Amount allocated to the 2017 Loan - March 2019 loan amendment	$1,037	$-
Amount allocated to the 2016 Loan - May 2019 loan extension	$634	$-
Amount allocated to the 2017 Loan - May 2019 loan extension	$922	$-

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

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A”) in the United States and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco royalties for sales in the licensed territories, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In January 2019, the Company paid Resdevco royalties in the amount of $150.

Pursuant to the License Agreement (as amended), the royalties payable by Wize Israel to Resdevco shall be $150,000 per year through 2021. A one-time payment to Resdevco by Wize Israel in an amount of $650,000 shall be due no later than the second anniversary of the receipt of FDA approval (the “Deferred Amount”); however, following FDA approval, if annual royalties due to Resdevco by Wize Israel exceed the Minimum Royalties (as defined in the License Agreement), an amount equal to 50% of such excess shall be added towards settlement of the Deferred Amount. As to royalty payments, Resdevco shall be entitled to the greater of $.60, or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, but not less than the Minimum Royalties.

The Company has determined not to pursue currently any activities outside the USA until the Company will obtain from the inventor satisfactory registration file including DES and at least one more indication such as CCH or Sjögren’s. The Company seeks to approve a proposed regulatory strategy acceptable to the Chinese market based on the regulatory files provided.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of September 30, 2019, the Company has an accumulated deficit of $32,759.

In addition, in the interim periods and year ended September 30, 2019 and December 31, 2018, respectively, the Company reported operating losses and negative cash flows from operating activities.

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

As of September 30, 2019, the Company had an accumulated deficit of $32,759. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities.

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

The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made.

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

The Company recognized $60 of operating lease right of use assets and operating lease liabilities at January 1, 2019. As of September 30, 2019, total of right-of-use assets related to the Company’s operating leases was $27 and operating lease liabilities and operating lease liabilities non-current were $23 and $4, respectively.

c.	Basic and diluted loss per share:

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the nine months ended September 30, 2019 and 2018, are as follows:

	Nine months ended September 30,
	2019	2018

Numerator:
Net loss	$(2,577)	$(1,488)
Less: Net loss attributed to preferred stock (*)	124	-
Add: Deemed dividends with respect to right for future investment	$(185)	$-

Net loss applicable to shareholders of Common Stock	$(2,638)	$(1,488)

Denominator:
Shares of common stock used in computing basic and diluted loss per share	10,101,073	4,928,903
Net loss per share of Common stock, basic and diluted	$(0.26)	$(0.30)

(*) During the year ended December 31, 2018 the Company issued preferred stock as part of the October 2018 transaction. These preferred shares are participating securities.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	Nine months ended September 30,
	2019	2018

Number of shares:
Common shares used in computing basic loss per share	10,101,073	4,928,903
Common shares used in computing diluted loss per share	10,101,073	4,928,903

Preferred Stock, options and warrants excluded from the calculations of diluted loss per share	7,295,167	1,019,767

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the three months ended September 30, 2019 and 2018, are as follows:

	Three months ended September 30,
	2019	2018

Numerator:
Net loss	$(872)	$(515)
Less: Net loss attributed to preferred stock (*)	14	-

Net loss applicable to shareholders of Common Stock	$(858)	$(515)

Denominator:
Shares of common stock used in computing basic and diluted loss per share	10,806,155	5,327,743
Net loss per share of Common stock, basic and diluted	$(0.08)	$(0.10)

(*) During the year ended December 31, 2018 the Company issued preferred stock as part of the October 2018 transaction. These preferred shares are participating securities.

	Three months ended September 30,
	2019	2018

Number of shares:
Common shares used in computing basic loss per share	10,806,155	5,327,743
Common shares used in computing diluted loss per share	10,806,155	5,327,743

Preferred Stock, options and warrants excluded from the calculations of diluted loss per share	6,986,873	1,019,767

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other interim period. The accompanying Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019 (the “2018 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2018 has been derived from these audited consolidated statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS

On March 20, 2016, Wize Israel entered into an agreement (as amended on March 30, 2016, the “2016 Loan Agreement”) pursuant to which Rimon Gold Assets Ltd. (“Rimon Gold”) extended a loan in the principal amount of up to NIS 2 million (approximately $531 according to an exchange rate at 2016 loan originate date), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), the 2016 Loan had a maturity date of December 31, 2018. Regarding the modifications of the maturity date of the 2016 loan in October 2018, March 2019 and May 2019, see also Note 4b, 4c and 4d.

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

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), Rimon Gold had the right (the “2016 Investment Right”), until June 30, 2019, to invest up to $797, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment (as defined below), from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events). Regarding modifications to extend the term of the 2016 investment right in October 2018 March 2019 and May 2019, see also Note 4b, 4c and 4d.

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

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment (as defined below), the 2017 Lenders had the right (the “2017 Investment Right”), until June 30, 2019, to invest up to $1,233, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted in December 2017, based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events). Regarding modifications to extend the term of the 2017 investment right in October 2018, March 2019 and May 2019, see also Note 4b, 4c and 4d.

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

On April 21, 2019, Ridge transferred the loan and the investment right due to the loan to Mobigo Inc, a company wholly owned by the Company’s CEO, Noam Danenberg. Mr. Danenberg waived a debt owed to him directly by Ridge (that did not involve the Company) as consideration for these derivative securities.

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

According to ASC 470-50, each of the modified financial instruments were measured at fair value. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $2,314 was allocated to the 2016 Loan and its related right to future investment and an aggregate amount of $3,286 was allocated to the 2017 Loan and its related right to future investment.

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

On March 4, 2019, the Company and its wholly-owned subsidiary Wize Pharma Ltd. (“Wize Israel”) entered into another amendment to convertible loan agreements (the “March 2019 Amendment”) with Rimon Gold Assets Ltd. (“Rimon Gold”), Ridge Valley Corporation (“Ridge Valley”), and Shimshon Fisher (“Fisher” and, together with Rimon Gold and Ridge Valley, the “Lenders”). Pursuant to the March 2019 Amendment, the maturity date under the (i) convertible loan agreement between Wize Israel and Rimon Gold, dated March 20, 2016 (as amended, the “2016 Loan Agreement”), and (ii) convertible loan agreement, dated January 12, 2017 (as amended, the “2017 Loan Agreement”), among Wize Israel, Rimon Gold, and Ridge Valley, was extended to May 31, 2019 from March 4, 2019. The parties also agreed that the Lenders’ remaining investment rights under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the expiration date of the Lender’s remaining investment rights under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

The March 2019 Amendment was accounted for as an extinguishment on March 4, 2019. Until that date, the 2017 loan and the 2016 loan were being accounted for under the terms of the 2018 loan amendment discussed in paragraph b above.

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

The May 2019 loan extension was accounted for as an extinguishment on May 31, 2019. Until that date, the 2017 loan and the 2016 loan were being accounted for under the terms of the March 2019 loan amendment discussed in paragraph c above.

According to ASC 470-50, each of the modified financial instruments were measured at fair value on the extinguishment date. Then, the total fair value of the modified financial instruments related to the 2017 Loan and 2016 Loan (the “Reacquisition Price”) was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $1,015 was allocated to the 2016 Loan and an aggregate amount of $1,498 was allocated to the 2017 Loan and its related right to future investment.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE LOANS (Cont.)

The difference between the Reacquisition Price that was allocated to the Right to Future Investment amounting to $94 which was included in the 2016 Loan and its fair value as of that date amounting to $61 was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $33). In addition, the Reacquisition Price that was allocated to the Right to Future Investment amounting to $139 which was included in the 2017 Loan and its fair value as of that date amounting to $91, was recorded directly to additional paid-in capital (as a deemed dividend in an amount of $48). The difference between reacquisition price that was allocated to the 2017 loan and to the 2016 loan, respectively and their respective carrying value of the 2017 Loan and 2016 Loan was recorded as loss on extinguishment amounting to $926 of the 2017 Loan and 2016 Loan.

The below table describes the roll forward of 2017 Loan and 2016 Loan for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30,	December 31,
	2019	2018

Opening balance (including interest)	$2,635	$3,204
Amortization of premium related to convertible loans prior to 2018 modification	-	(1,458)
Amortization of premium related to convertible loans following 2018 modification	(641)	(691)
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments – March 2019 modification	(1,873)	(1,680)
Accrued interest on 2017 Loan and 2016 Loan	36	56
Amount allocated to 2016 Loan and 2017 Loan based on modified terms – March 2019 modification	1,767	3,204
Amortization of premium related to convertible loans following March 2019 modifications	(413)	-
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments – May 2019 extension	(1,353)	-
Amount allocated to 2016 Loan and 2017 Loan based on modified terms – May 2019 extension	1,556	-
Amortization of premium related to convertible loans – May 2019 extension	(134)	-

	$1,580	$2,635

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	STOCKHOLDERS’ EQUITY

a.	The Common Stock confers upon their holders the right to participate and vote in general stockholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.

On February 7, 2019, the Company entered into a joint venture agreement with Cannabics Pharmaceuticals, Inc. (“Cannabics”), traded on the OTC markets in the United States.

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

On March 1, 2019, the Company’s joint venture agreement with Cannabics Pharmaceuticals, Inc. (“Cannabics”) became effective following receipt of an opinion, within 30 days from execution of the agreement, from a mutually selected third party describing the regulatory pathway for eye drops containing cannabinoids or cannabinoid strings. Pursuant to the terms of the agreement, the Company issued to Cannabics 900,000 shares of its common stock and Cannabics issued to the Company 2,263,944 shares of Cannabics’ common stock, which represented holding percentage less than 5 percent of Cannabic’s outstanding share capital. The joint venture currently has no assets or liabilities and has not started conducting any of its planned operations.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

As a result of the share issuance, the Company recorded an amount of $765 as an increase to common stock (at par value) and additional paid-in capital with a corresponding amount of $765 as an investment in marketable securities. Such amount was based on the fair value of Cannabics’ shares as of the date at which the agreement became effective. The investment in marketable securities is remeasured in subsequent periods at fair value with changes carried to profit or loss. During the nine months ended September 30, 2019 the Company recognized loss of $274 due to the change in fair value from March 1, 2019 to September 30, 2019.

On November 13, 2019, the Company determined to terminate all activities under the joint venture until such time as the parties jointly determine that no uncertainty remains with respect to U.S. federal enforcement of the cannabis industry.

c.	In March 2019, the Company issued 60,000 shares of Common Stock to certain investors in exchange for conversion of 60 shares of Preferred A stock, which was in accordance with terms of the purchase agreement.

d.	On July 18, 2019, the Company issued to a consultant, 6,945 shares of Common Stock in exchange for its services provided in the three months ended September 30, 2019. The Company recognized an amount of $3 in the three month period ended September 30, 2019.

e.	On August 20, 2019, the Company issued to a consultant, 45,000 shares of Common Stock in exchange for its services provided in the three months ended September 30, 2019. The Company recognized an amount of $18 in the three month period ended September 30, 2019.

f.	Stock-based compensation: On March 31, 2019, the Company’s board of directors approved the following:

1.	To grant to each of Company’s four directors 100,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

2.	To grant to each its officers (Company’s Chief executive officer and to Company’s Chief financial officer) 140,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

The Company determined the fair value of the RSUs to be the quoted market price of the Company’s common stock on the date of grant. The aggregate fair value of these restricted stock units issued was $476. The Company is recognizing this amount ratably over the vesting period of 24 months following March 31, 2019.

In connections with the above, on July 25, 2019 (the initial quarterly vesting date) the Company issued 85,000 Common shares to its officers and directors.

g.	On April 18, 2019, the Company granted to its employee, 21,600 options exercisable into 21,600 shares of Common Stock at an exercise price of $0.75 per share of Common Stock. The options began vesting quarterly over a period of 36 months commencing April 18, 2019. The Company recognized $4 during the nine months period ended September 30, 2019 as a share-based expense. The total value of the share based expense is $10, which is recorded quarterly over the vesting period.

h.

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

i.	On April 23, 2019, the Company’s board of directors appointed Mark Sieczkarek as the Company’s Chairman of the Board (the “Chairman Appointment”).

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	STOCKHOLDERS’ DEFICIT (Cont.)

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

The Company recognized $133 during the nine month period ended September 30, 2019 as a share-based expense in connection to the RSU’s and options granted. The total value of the share based expense related to the RSU is $185, which is recognized ratably over the vesting period.

On May 14, 2019 and July 1, 2019 the Company issued 25,300 and 25,300 shares to the Chairman pursuant to the agreement above following the removal of restriction on certain portion of the restricted stock units.

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

j.	In April 2019, Mr. Danenberg (Company’s Chief Executive Officer) purchased directly from Ridge all Ridge’s rights under the second convertible loan agreement.

k.

On May 14, 2019, the Company issued to a consultant, 135,000 shares of restricted common stock which is due and issuable according to the following schedule: 25% as of May 1, 2019 and additional 25% every quarter following May 1, 2019. The aggregate fair value of these shares of restricted stock units at grant date issued was $106, and is being recognized over a period of 1 year following May 1, 2019.

The Company recognized $90 during the nine month period ended September 30, 2019 as a share-based expense in connection to the RSU’s.

l.	On May 15, 2019, the Company granted to a consultant, 10,000 fully vested RSUs. The Company determined the fair value of the RSUs to be the quoted market price of the Company’s common stock on the date of issuance. The aggregate fair value of these restricted stock units issued at grant date was $5, and was recognized during the nine months ended September 30, 2019.

m.	On May 19, 2019, the Company granted to one of its directors options exercisable into 30,000 shares of Common Stock with an exercise price of $0.58 per share. The options will vest monthly over a period of 6 months. The Company recognized $13 of share-based compensation expense during the nine months ended September 30, 2019.

n.	On May 20, 2019, 4,450,000 2018 warrants B that were issued on October 22, 2018 expired. See note 12j of the financial statements as of December 31, 2018.

o.	Transactions related to the grant of options to employees and directors under the 2018 Plan during the nine month period ended September 30, 2019, were as follows:

	As of September 30, 2019
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2018	255,000	$3.68	6.55
Granted	153,822	$1.54	6.75
Forfeited	(38,750)	$3.59	-

Options outstanding as of September 30, 2019	370,072	$2.80	6.22

Options exercisable as of September 30, 2019	149,847	$2.68	5.51

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	FINANCIAL INCOME (EXPENSE), NET

Composition:

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018

Financial income:
Bank commission and exchange rate differences	$22	$15	$-	$18
Amortization of premium related to convertible loans	1,188	1,338	101	446

Total financial income	1,210	1,353	101	464

Financial expenses:
Accrued interest on convertible loans	(36)	(40)	(18)	(13)
Loss from extinguishment of convertible loans	(878)	-	-	-
Change in the fair value of marketable securities	(302)	(32)	(108)	(4)
Exchange rate differences	-		(6)
Bank commissions	(2)	(4)	(2)	(2)

Total financial expenses	(1,218)	(76)	(134)	(19)

Total financial income (expense), net	$(8)	$1,277	$(33)	$445

NOTE 7:-	OTHER EVENTS

a.	On August 8, 2019, the Board of Directors appointed Or Eisenberg to serve as the Company’s Chief Operating Officer. Mr. Eisenberg will continue to serve as the Chief Financial Officer.

b.	As previously reported on 2018 Form 10-K, the Israeli Securities Authority (the “ISA”) has conducted an administrative inquiry regarding two of Wize Israel’s public reports filed with the ISA in Israel during 2016 and, in October 2018, the ISA commenced administrative enforcement proceedings against Wize Israel, the Company’s former Chairman and the Company’s Chief Financial Officer (who, at the relevant time, served as Wize Israel’s chief financial officer) in connection with the foregoing reports. In August 2019, the ISA’s Administrative Enforcement Committee approved a settlement of the proceedings, whereby, (i) Wize Israel undertook to pay a civil penalty of NIS 200,000 (equivalent to approximately $57,000) to the ISA and (ii) the Company’s Chief Financial Officer undertook to pay a civil penalty of NIS 175,000 (equivalent to approximately $50,000) to the ISA and also agreed that, if he will violate, at any time until August 2020, certain provisions of Israeli securities laws relating to misleading public reports, he will be barred, for a nine-month period thereafter, from serving as an officer or director in certain entities supervised by the ISA, including companies that are publicly traded in Israel (but, for the sake of clarity, not companies traded in the U.S., such as the Company).

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

We intend to focus on marketing LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and / or Sjögren’s, in the United States (the “Licensed Territories”), and in additional territories, subject to obtaining the appropriate regulatory file for each such territory and purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II clinical trials that we have completed and Phase IV clinical trials that we are currently conducting.

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

On February 7, 2019, we entered into a joint venture agreement with Cannabics, which became effective on March 1, 2019. Pursuant to the agreement, we agreed to form a new joint venture company for the purpose of researching, developing and administering cannabinoid formulations to treat ophthalmic conditions across a range of disease and illness categories. The joint venture will pursue therapeutic pathways with cannabinoids, supported by a growing body of research that we believe indicates cannabinoid-based therapies have the potential to address significant unmet medical needs in the market. We and Cannabics will initially own 50% of the joint venture. The initial board of directors of the new company will consist of three members: one Company appointee, one Cannabics appointee and one industry expert recommended by us and approved by Cannabics. The initial officers of the Company will be our Chairman Noam Danenberg and Cannabics’ Chief Executive Officer Eyal Barad, who will serve as co-chief executive officers. In connection with forming the joint venture we issued Cannabics 900,000 shares of our Common Stock and Cannabics issued us 2,263,944 shares of its common stock. The joint venture currently has no assets or liabilities and has not started conducting any of its planned operations. As of today, there are no restrictions on the Cannabics shares but our ability to sell these shares is dependent, among others, on the liquidity and trading volume in the Cannabics shares. On November 13, 2019, we determined to terminate all activities under the joint venture until such time as the parties jointly determine that no uncertainty remains with respect to U.S. federal enforcement of the cannabis industry.

We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have decreased from $2,765,000 in the nine months ended September 30, 2018 to $2,569,000 for the nine months ended September 30, 2019. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

On September 4, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Copernicus Therapeutics, Inc. (“Copernicus”), a U.S.-based privately held gene therapy company.

According to the License Agreement, subject to, and effective as of the Closing (as defined below), Copernicus will grant the Company a worldwide exclusive license, under the non-viral gene therapy technology and patents of Copernicus, to develop, manufacture and otherwise to commercialize products for the treatment of Choroideremia (“CHM”), with a right of sublicense (subject to the terms of the License Agreement). CHM is a rare, degenerative, inherited retinal disorder which leads to blindness and currently has no treatments approved by the U.S. Food and Drug Administration (the “FDA”).

The grant of the license under the License Agreement and the Company’s obligations to make payments therefor (the “Closing”) is subject to the satisfaction of certain customary closing conditions, including the completion of a due diligence investigation of Copernicus and its technology to the Company’s satisfaction by no later than December 3, 2019 (the “Outside Date”).

Under the License Agreement, the parties also agreed, among other things, that, prior to Closing, they will (i) negotiate and enter into a mutually acceptable development agreement (the “Development Agreement”), whereby Copernicus will provide development services to the Company with the aim to complete a Phase 1/2 clinical trial in accordance with a development plan specified in the License Agreement and (ii) discuss in good faith potential acquisition of Copernicus by the Company or other strategic transactions. The parties also agreed to discuss in good faith entering into a mutually acceptable manufacturing agreement and may enter into one or more other ancillary agreements incorporating terms consistent in all material respects with the terms set forth in the License Agreement.

In consideration for the license, the Company agreed to pay Copernicus (i) an upfront license fee and (ii) tiered royalty payments on net sales (subject to certain customary reductions) of the licensed products ranging from high single-digit to low double-digit percentages. Subject to Closing, the Company will also undertake (i) if the Company sublicenses any of the licensed patent rights or technology to a third party, pay Copernicus a tiered percentage of all non-royalty sublicense revenues received by the Company from the sublicensees, with the applicable percentage based upon the stage of development of the licensed products at the time the Company enters into the sublicense, and (ii) to use its good faith efforts to seek a priority review voucher awarded by the FDA to sponsors of a rare pediatric disease in connection with obtaining marketing approval for the licensed product (the “PPRV”) and, should the Company sell the PPRV (if any is obtained), to pay Copernicus a portion of the consideration therefor.

As part of the License Agreement, the Company and Copernicus agreed that the Development Agreement will provide that, in consideration for the development services in accordance with the development plan, the Company will pay Copernicus (i) development fees designed to fund the performance of the development plan leading to the completion of the Phase 1/2 clinical study and (ii) development milestone payments that, if timely achieved, will be payable in shares of the Company’s common stock or in cash, according to the terms of the License Agreement.

The term of the License Agreement will continue, on a country-by-country basis, until the later of (i) a certain number of years after first marketing approval is granted in the applicable jurisdiction with respect to the licensed product and (ii) the date on which the licensed patents in such jurisdiction expire. However, the License Agreement may be terminated before expiration of its term under certain customary events, such as an uncured material breach by either party, as well as (i) by either party, in the event that the Closing shall not have occurred on or before the Outside Date, and (ii) by Copernicus, if the Company shall have not completed, at any time between the date of the License Agreement and 180 days following the Closing, one or more financings or strategic transactions resulting in Wize receiving, or having immediate access to, single digit million dollars.

Results of Operations Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018

Operating expenses:
Research and development	$(451,000)	(521,000)
General and administrative	(2,118,000)	(2,244,000)
Total operating costs	(2,569,000)	(2,765,000)
Financial income (expense), net	(8,000)	1,277,000
Net loss	$(2,577,000)	(1,488,000)

Revenues

We did not generate any revenues from operations during the nine months ended September 30, 2019 and 2018. We had no revenues primarily because (1) from the time of the Creditors’ Arrangement (as defined in our Form 10-K) of Wize Israel in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development. Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In February 2019, the Company and Resdevco agreed that royalties for 20 and 30 unit dose eyedrops shall be the higher of $0.60 or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, and that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of FDA approval for eye drops utilizing the licensed technology.

Operating Expenses

Research and development expenses. Research and development expenses were $451,000 for the nine months ended September 30, 2019, compared to $521,000 for the nine months ended September 30, 2018, a decrease of $70,000 or 13.5%. The decrease in research and development expenses is primarily related to lower expenses for clinical trials.

General and administrative expenses. General and administrative expenses were $2,118,000 for the nine months ended September 30, 2019, compared to $2,244,000 for the nine months ended September 30, 2018, a decrease of $126,000 or 5.6%. The decrease in general and administrative expenses during these periods is primarily related to decrease in share-based payment expense of $183,000 and decrease in professional services expenses of $400,000 which was partly offset by an increases in investor relations and marketing of $175,000, an increase in payroll expenses of $105,000, increase in travel expenses of $62,000 and increase in other expenses of $76,000.

Financial income (expense), Net. Financial expense, net was $8,000 for the nine months ended September 30, 2019 compared to financial income, net of $1,277,000 for the nine months ended September 30, 2018, a change of $1,285,000 or 100.6%. The decrease in financial income, net during this period is primarily related to recognition of losses from extinguishments of the convertible loans in the amount of $878,000, increase in investment revaluation of $270,000 derived from unrealized loss on marketable securities measured at fair value through earnings and a lower amortization of premium related to convertible loans of $150,000.

Net loss. As a result of the foregoing, we recognized $2,577,000 of net loss for the nine months ended September 30, 2019 compared to a net loss of $1,488,000 for the nine months ended September 30, 2018, an increase in the net loss of $1,089,000 or 73.2%.

Results of Operations Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018

Operating expenses:
Research and development	$(230,000)	(222,000)
General and administrative	(609,000)	(738,000)
Total operating costs	(839,000)	(960,000)
Financial income (expense), net	(33,000)	445,000
Net loss	$(872,000)	(515,000)

Operating Expenses

Research and development expenses. Research and development expenses were $230,000 for the three months ended September 30, 2019, compared to $222,000 for the three months ended September 30, 2018, an increase of $8,000 or 3.6%. The increase in research and development expenses is mainly from an increase of expenses for clinical trials.

General and administrative expenses. General and administrative expenses were $609,000 for the three months ended September 30, 2019, compared to $738,000 for the three months ended September 30, 2018, a decrease of $129,000 or 17.5%. The decrease in general and administrative expenses during these periods is primarily related to decrease in professional services expenses of $279,000 which was partially offset by an increases in share-based payment expenses of $75,000 and an increase in investor relations and marketing expenses of $55,000.

Financial income (expense), Net. Financial expense, net was $33,000 for the three months ended September 30, 2019 compared to financial income, net of $445,000 for the three months ended September 30, 2018, a change of $478,000 or 107.4%. The decrease in financial income, net during this period is primarily related to the increase in investment revaluation of $104,000 derived from unrealized loss on marketable securities measured at fair value through earnings and a lower amortization of premium related to convertible loans of $345,000.

Net loss. As a result of the foregoing, we recognized $872,000 of net loss for the three months ended September 30, 2019 compared to a net loss of $515,000 for the three months ended September 30, 2018, an increase in the net loss of $357,000 or 69.3%.

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

Working Capital and Cash Flows

As of September 30, 2019 and December 31, 2018, we had $1,444,000 and $3,183,000 in cash and cash equivalents, respectively.

As of September 30, 2019 and December 31, 2018, we had $1,580,000 and $2,635,000, respectively, of outstanding loans, including accrued interest and net of discounts, all of which relates to convertible loans, as described below. However, the aggregate principal amount of such loans is $1,353,000 (not including interest).

As of September 30, 2019 and December 31, 2018, we had ($177,000) and $204,000 of working capital (negative working capital), respectively. As of September 30, 2019, we had an accumulated deficit of $32,759. The decrease in working capital was primarily due current activity.

The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(1,548,000)	$(1,378,000)
Net cash provided by investing activities	$-	$255,000
Net cash provided by (used in) financing activities	$(150,000)	$995,000

Nine Months ended September 30, 2019 Compared to Nine Months ended September 30, 2018

For the nine months ended September 30, 2019 and 2018, net cash used in operating activities was $1,548,000 and $1,378,000, respectively. The increase in net cash used in operating activities of $170,000 was mainly due to an increase in net loss of $1,089,000 and a decrease in stock-based compensation of $573,000 which was partially offset by losses from convertible loans extinguishments of $878,000, change in fair value of marketable equity securities of $270,000, change in other current assets of $210,000 and decrease in amortization of a premium related to convertible loans of $150,000.

For the nine months ended September 30, 2019 and 2018, net cash provided by investing activities was Nil and $255,000, respectively. The decrease in net cash provided by investing activities was mainly due to decrease in proceeds from sale of marketable equity of $257,000 in the nine month period ended September 30, 2018 which we did not have in the nine month period ended September 30, 2019.

For the nine months ended September 30, 2019 and 2018, net cash provided by (used in) financing activities was $(150,000) and $995,000, respectively. The decrease in net cash provided by financing activities was mainly due to proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment in the amount of $1,145,000 in 2018. There were no such transactions in 2019. In addition, in both 2019 and 2018, the Company repaid license purchase obligations of $150,000.

Outlook

According to management estimates, liquidity resources as of September 30, 2019 may not be sufficient to maintain our planned level of operations for the next 12 months. In particular, if needed, we may raise additional funding. However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS – Risks Related to our Business,” beginning on page 33 of our 2018 Form 10-K. As of September 30, 2019, we had an accumulated deficit. In addition, during the years ended December 31, 2018 and 2017, we reported operating losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2018 included in our Form 10-K contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern. Such initiatives may include monetizing of our assets, including the sale of the Can-Fite Bio-Pharma Ltd. and Cannabics shares that we currently own that are presented as marketable equity securities in our financial statements.

Recent Amendments to our Loan Agreements.  The following is a summary of the recent amendments to our convertible loan agreements.

As of September 30, 2019, we (through Wize Israel) had a total principal and accrued interest balance of approximately $1.51 million of loans outstanding under certain convertible loans.

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

The 2017 Loan. On January 15, 2017, Wize Israel entered into the 2017 Loan Agreement (as amended on December 21, 2017, October 19, 2018, March 4, 2019, and May 31, 2019 the “2017 Loan Agreement”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274,000) and in the aggregate principal amount of up to NIS 3 million (approximately $822,000), which bears interest at an annual rate of 4%. The lenders also received certain investment rights to purchase securities of Wize Israel, which later became investment rights to purchase securities of the Company in the Merger.

March 2019 Loan Amendment. On March 4, 2019, the Company and its wholly-owned subsidiary Wize Israel entered into an amendment to convertible loan agreements (the “March 2019 Amendment”) with Rimon Gold, Ridge, and Fisher. Pursuant to the March 2019 Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) the 2017 Loan Agreement was extended to May 31, 2019 from March 4, 2019. The parties also agreed that the lenders’ remaining investment rights under the 2016 Loan Agreement to invest up to $512.8 thousands, in the aggregate, at $1.308 per share, and the Lender’s remaining investment rights under the 2017 Loan Agreement to invest up to $663.4 thousands, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our interim consolidated financial statements as of September 30, 2019 included in this Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements as of December 31, 2018 included in our 2018 Form 10-K. There have been no changes to critical accounting policies in the nine month period ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported on 2018 Form 10-K, the Israeli Securities Authority (the “ISA”) has conducted an administrative inquiry regarding two of Wize Israel’s public reports filed with the ISA in Israel during 2016 and, in October 2018, the ISA commenced administrative enforcement proceedings against Wize Israel, the Company’s former Chairman and the Company’s Chief Financial Officer (who, at the relevant time, served as Wize Israel’s chief financial officer) in connection with the foregoing reports. In August 2019, the ISA’s Administrative Enforcement Committee approved a settlement of the proceedings, whereby, (i) Wize Israel undertook to pay a civil penalty of NIS 200,000 (equivalent to approximately $57,000) to the ISA and (ii) the Company’s Chief Financial Officer undertook to pay a civil penalty of NIS 175,000 (equivalent to approximately $50,000) to the ISA and also agreed that, if he will violate, at any time until August 2020, certain provisions of Israeli securities laws relating to misleading public reports, he will be barred, for a nine-month period thereafter, from serving as an officer or director in certain entities supervised by the ISA, including companies that are publicly traded in Israel (but, for the sake of clarity, not companies traded in the U.S., such as the Company).

Item 1A. Risk Factors

See Item 1A. “Risk Factors” as disclosed in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 8, 2019, Wize Israel entered into an amendment to the LO2A License Agreement with Resdevco (the “Resdevco Amendment”). Pursuant to the terms and subject to the conditions set forth in the Resdevco Amendment, the Resdevco Amendment provides that the royalties payable by Wize Israel to Resdevco shall be reduced from $475,000 per year to $150,000 per year for the years ended 2019 and 2020. Further, the Resdevco Amendment provides that a one-time payment to Resdevco by Wize Israel in an amount of $650,000 shall be due no later than the second anniversary of the receipt of FDA approval (the “Deferred Amount”); however, following FDA approval, if annual royalties due to Resdevco by Wize Israel exceed the Minimum Royalties (as defined in the License Agreement), an amount equal to 50% of such excess shall be added towards settlement of the Deferred Amount. As to royalty payments, the Resdevco Amendment provides that Resdevco shall be entitled to the greater of $.60, or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine with a minimum of the Minimum Royalties. The Resdevco Amendment further provides that Resdevco may terminate the License Agreement upon 30-days’ written notice if certain regulatory and/or sales milestones are not met within certain specified dates.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Exclusive License Agreement (the “License Agreement”) with Copernicus Therapeutics, Inc.
10.2*	Amendment to License Agreement with Resdevco Research and Development Company Ltd.
31.1	Rule 13a-14(a) Certification by Principal Executive Officer**
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer**
32.1	Section 1350 Certification by Principal Executive Officer**
32.2	Section 1350 Certification by Principal Financial and Accounting Officer**
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*	Certain portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”).

**	Filed herewith

***	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Equity (deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Q3 2019 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: November 14, 2019	By	/s/ Noam Danenberg
Noam Danenberg Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By	/s/ Or Eisenberg
Or Eisenberg Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)