Form 10-K
period 2019-12-31
Wize Pharma, Inc.
filed 2020-03-30
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Registrant’s telephone number, including area code: +972 (72) 260-0536

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,231,546 computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 30, 2020, there were 15,995,928 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Throughout this Annual Report, unless otherwise designated, the terms “we”, “us”, “our”, the “Company”, “Wize” and “our company” refer to Wize Pharma, Inc., a Delaware corporation, its wholly-owned Israeli subsidiary, Wize Pharma Ltd. (“Wize Israel”), and the wholly-owned subsidiary of Wize Israel, OcuWize Ltd. (“OcuWize”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this Annual Report are translated using the rate of NIS 3.5860 to one U.S. dollar, the exchange rate reported by the Bank of Israel for March 30, 2020.

On March 5, 2018, we effected a reverse stock split of our Common Stock at a ratio of one for twenty-four (1:24) (the “Reverse Stock Split”). Unless otherwise indicated, all share and per share amounts included in this Annual Report reflect the effects of the Reverse Stock Split.

Wize Pharma, Inc.®, the Wize logo and other trademarks or service marks of Wize appearing in this Annual Report are the property of Wize Pharma, Inc. or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below.

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A - “RISK FACTORS” beginning on page 24 of this Annual Report. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	we need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A (“LO2A”), which is an artificial tear preparation containing 0.015% sodium hyaluronate (“SH”), and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our license agreement for LO2A may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

ii

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans for our business and product candidate;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and its ability to operate our business without infringing the intellectual property rights of others;

●	the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent coronavirus (COVID-19) pandemic, including on our clinical trials, the demand for our products, our ability to operate and on overall economic conditions;

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and our industry; and

●	statements as to the impact of the political and security situation in Israel on our business.

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

iii

PART I

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

LO2A is currently registered and marketed by its inventor in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES, CCH and ophthalmological symptoms of Sjögren’s and in the Netherlands for the treatment of DES and protection from dry eye as a result of Sjögren’s.

We intend to market LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and/or Sjögren’s, in the United States, and, subject to purchasing the rights to market, sell and distribute LO2A in additional territories (collectively, the “Licensed Territories”). We believe that the biggest potential for economic success is in marketing the LO2A for the treatment of DES patients suffering from CCH and/or Sjögren’s. The registration process in certain countries, including the United States, requires us to conduct additional clinical trial, in addition to Phase II clinical trials that we have already completed and Phase IV clinical trial that we are currently conducting.

We plan, subject to successful studies results, to engage local or multinational distributors to handle the distribution of LO2A. In particular, we intend to engage, subject to obtaining the requisite rights in LO2A, pharmaceutical companies or distributors around the world with relevant marketing capabilities in the pharmaceutical field, in order for such pharmaceutical companies to sell LO2A, with us prioritizing those territories where we may expedite the registration process of LO2A based on existing knowledge and studies previously conducted on LO2A, without requiring additional studies.

We are currently conducting a phase IV study, which is a multi-center, randomized, double-masked trial in Israel and will evaluate the safety and efficacy of LO2A for symptomatic improvement of DES in 69 adult patients with Sjögren’s, expected to publish topline results in the second quarter of 2020.

On September 4, 2019, the Company entered into an exclusive license agreement with Copernicus Therapeutics, Inc. (“Copernicus”), a U.S.-based privately held gene therapy company (the “Copernicus License Agreement”). The execution of the Copernicus License Agreement and the grant of license are subject to the satisfaction of certain customary closing conditions, including the completion of a due diligence investigation of Copernicus and its technology to our satisfaction. As of today, this license agreement was not executed, and it is uncertain whether it will be executed in the future.

Our corporate headquarters are located in Hod Hasharon, Israel. Our telephone number is +(972)-72-2600536, and our website address is www.wizepharma.com. The website is an inactive textual reference only, and not an active hyperlink. The information on or that can be accessed through our website is specifically not incorporated by reference into this Annual Report, and is not a part of this report.

The Market Opportunity

We, through OcuWize, have licensed certain rights to purchase, market, sell and distribute LO2A for the treatment of DES and other ophthalmological illnesses, including CCH and Sjögren’s in the United States, and have an option to purchase the rights to additional territories as further described below under “Item 1. BUISNESS — LO2A License Agreement” beginning on page 4 of this Annual Report.

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

In a GlobalData DES report (the “GlobalData Report”), it was estimated that in 2016, pharmaceutical sales within the DES market were approximately $2.2 billion across the 8 major markets, with the United States contributing 79.6% of these sales, and GlobalData expects that by 2026 those sales are expected to grow to $5.6 billion. According to the GlobalData Report, the major drivers of growth of DES include the introduction of novel drugs, an increasingly aging society and increasing urbanized living with greater use of computers and better disease awareness leading to increased diagnosis and treatment rates. In addition, extended viewing of television, computer and smartphone screens, weather conditions, exposure to air conditioning and increased life expectancy are additional factors that contribute to the increase in the number of those suffering from DES.

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

The treatment of LIPCOF grade 3 CCH usually requires invasive therapies like surgery or treatment of the conjunctival folds with argon laser or with heat cauterization. A previous study conducted by Resdevco Ltd., a company controlled by Professor Shabtay Dikstein, the inventor of LO2A (“Resdevco”) in 2013, has shown Conheal® (Hungarian brand name for LO2A) to be effective in reducing the severity of CCH as measured by a reduction in the (i) LIPCOF score, (ii) Oxford scheme grade and (iii) ocular surface disease index (“OSDI”) and an increase in tear film break-up time (“TFBUT”). This raises the possibility that vision-related quality of life can be significantly improved by conservative therapies even in severe CCH.

There is little epidemiological data for CCH. A community based study in Shanghai reported that in patients over the age of 60, 4% had LIPCOF grade 3 CCH and 16% had LIPCOF grade 2 CCH. In the EU, about 20% of the population is over the age of 65. From the aforementioned data, it might be assumed, as presented in a study conducted by Dr. Huba J. Kiss and János Németh, that in the total EU population, 0.8% have LIPCOF grade 3 CCH and 3.2% have LIPCOF grade 2 CCH. Since DES complaints occur in 5.5% to 33.7% of the population, Dr. Kiss and Németh further assumed that the incidence of the CCH-caused DES in the population is about one-third of all DES cases.

Sjögren’s is a heterogeneous, chronic, inflammatory, autoimmune disease characterized by lymphocytic infiltration of exocrine glands and expression of autoantibodies including antinuclear antibody (ANA), anti-Ro (also termed anti SSA), anti-La (also termed anti SSB) as well as rheumatoid factor (RF). Hypergammaglobulinemia is common as well. Sjögren’s may be an isolated disease, termed primary Sjögren’s or may accompany another autoimmune diseases, such as lupus, rheumatoid arthritis, or scleroderma, thus termed secondary Sjögren’s. Clinical presentation varies from mild symptoms such as classic sicca symptoms of dry eyes (xerophthalmia), dry mouth (xerostomia) and parotid gland enlargements to severe systemic symptoms involving multiple organ systems such as fever, fatigue, malaise, arthritis, arthralgia, myalgia, interstitial lung disease, kidney disease, gastrointestinal disease and neurological manifestations. Sjögren’s treatment is highly individualized and is based on a patient’s disease severity, organ involvement and previous response. Mild forms of Sjögren’s may be treated symptomatically with artificial tears and salivary flow stimulation. More severe, systemic manifestations may be treated with high-dose glucocorticoids and immunosuppressive or cytotoxic drugs to suppress the immune system.

Estimations of Sjögren’s prevalence vary from 2.5 million to 4 million patients (Sjögren’s Syndrome Foundation) in the United States alone, with a worldwide estimate of up to 7.7 million in the seven major markets (United States, France, Germany, Italy, Spain, the UK and Japan) by the year 2024 (Global Data Report). Sjögren’s affects mostly middle aged women (40-50 years of age) with a female to male prevalence ratio of 9:1.

Global Data estimates the drug sales for Sjögren’s in 2014 were approximately $1.1 billion across the markets covered in its forecast. By the end of the forecast period of 2024, sales are estimated to grow to $2.2 billion across the markets covered in its forecast with a Compound Annual Growth Rate of 7.2%. The market size estimate in 2014 includes Salagen (pilocarpine) and Evoxac (cevimeline), the only two agents to ever be approved for Sjögren’s, and the use of off-label agents, such as biologics approved for other autoimmune diseases, and systemic and topical immunosuppressants and corticosteroids. This growth is expected to be driven by the anticipated approval of Orencia for use in patients with Sjögren’s in the United States and the EU in 2021 and Japan in 2022.

LO2A License Agreement

The following summary of the LO2A License Agreement as well as all summaries of agreements provided herein are qualified to the full text of the agreements, which are filed as exhibits hereto.

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement with Resdevco (as amended, the “LO2A License Agreement”). In August 2016, Wize Israel and Resdevco entered into an agreement pursuant to which Wize Israel assigned all of its rights and obligations under the LO2A License Agreement to OcuWize. Pursuant to the LO2A License Agreement, Resdevco granted to Wize Israel (and thereafter, to OcuWize) an exclusive license to develop in the United States, under the LO2A licensed technology, products in the field of ophthalmic disorders, to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the Licensed Territories in the field of ophthalmic disorders.

The LO2A License Agreement also grants Wize Israel the right to purchase Resdevco’s agreements with its existing distributors of LO2A in Germany, Hungary, Netherlands and Switzerland (the “Reserved Territories”) for (10) ten times the greater of the net royalties received in the previous twelve (12) months or the minimum royalty payment under such agreements. The LO2A License Agreement furthermore grants Wize Israel a right of first negotiation with potential distributors to whom Resdevco may in the future grant distribution rights to LO2A outside of the Reserved Territories and the Licensed Territories, subject to the payment of royalties to Resdevco. The LO2A License Agreement provides that Wize Israel is required to pay to Resdevco certain royalties for sales in the Licensed Territories based on an agreed-upon price per unit as well as certain minimum royalty payments.

The LO2A License Agreement has an initial term of seven years that expires in May 2022, and, unless Wize Israel provides prior notice of at least twelve (12) months terminating the agreement, the LO2A License Agreement renews automatically each year. Wize Israel may terminate the LO2A License Agreement prior to May 2022, subject to certain conditions, including, a 180 days prior notice to Resdevco, and penalty payment of $100,000, depending on the timing of termination. The LO2A License Agreement may also be terminated by either party upon the occurrence of certain other customary termination triggers, including material breaches of the LO2A License Agreement by either party.

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

On December 26, 2017 Wize Israel, entered into an amendment to the LO2A License Agreement (the “Third Amendment”). The Third Amendment includes: (i) China in the list of Licensed Territories, (ii) the commercial terms of the parties with respect to the activities of Wize Israel in China, including the minimum annual royalty payments from Wize Israel to Resdevco, and, (iii) an undertaking by Wize Israel to include in the Chinese Distribution Agreement, that the Chinese Distributor will transfer the Chinese market license to Resdevco upon termination of the distribution agreement. On May 31, 2018, we entered into an Exclusive Distribution Agreement with HPGC Medical Co., Ltd. (the “Chinese Distributer”), pursuant to which the Chinese Distributor will distribute LO2A in China (the “Chinese Distribution Agreement”). Although the Chinese Distribution Agreement is in force, we have not started yet to operate in the Chinese market.

On January 8, 2018, Wize Israel entered into a Memorandum of Understanding (the “MOU”) with Resdevco. Pursuant to the MOU, Resdevco granted to Wize Israel (and its permitted assignees) an exclusive royalty bearing license to sell and distribute worldwide, excluding the United States, Israel, Ukraine, Switzerland, Germany, Netherlands and China (the “Additional Territories”), under the LO2A licensed technology, products in the field of ophthalmic disorders, under the terms and conditions set forth in the MOU. The MOU provides that it will terminate by June 30, 2019 if the Company has not completed certain clinical trials by such date. The Company did not complete such trials within such time period, and the MOU terminated.

On November 8, 2019, Wize Israel entered into an amendment to the LO2A License Agreement with Resdevco (the “Resdevco Amendment”). Pursuant to the terms and subject to the conditions set forth in the Resdevco Amendment, the royalties payable by Wize Israel to Resdevco shall be reduced from $475,000 per year to $150,000 per year for the years ended 2019 and 2020. Further, the Resdevco Amendment provides that a one-time payment to Resdevco by Wize Israel in an amount of $650,000 shall be due no later than the second anniversary of the receipt of FDA approval (the “Deferred Amount”); however, following the Food and Drug Administration (“FDA”) approval, if annual royalties due to Resdevco by Wize Israel exceed the Minimum Royalties (as defined in the License Agreement), an amount equal to 50% of such excess shall be added towards settlement of the Deferred Amount. As to royalty payments, the Resdevco Amendment provides that Resdevco shall be entitled to the greater of $.60, or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine with a minimum of the Minimum Royalties. The Resdevco Amendment further provides that Resdevco may terminate the License Agreement upon 30-days’ written notice if certain regulatory and/or sales milestones are not met within certain specified dates.

LO2A

LO2A is a drug developed by Prof. Dikstein in the 1990s, initially for the treatment of DES, and later on for other ophthalmological disorders, including CCH and Sjögren’s. LO2A is a sterile, preservative-free, single-dose artificial tear preparation containing 0.015% SH as the drug substance. It has been developed as a substitute for natural tears, in order to lubricate and protect the ocular surface tissues.

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

LO2A eye drops incorporate a high molecular weight SH (1.5-1.65 million Da), which enables it to be effective in solution at a low concentration. It confers specific physical properties upon a solution. Its complex molecular structure adsorbs a relatively high volume of water, so that the solution takes on a gelatinous form. This water is released upon an increase in pressure. The viscosity of high MW SH is affected by shear rate; at high shear rate the macromolecules change their shape, align in the treatment of flow and its viscosity decreases. This enables the LO2A solution to flow across the corneal surface immediately after blinking. The physiochemical property of SH is similar to that of mucin, which constitutes the base layer of the lacrimal film and interacts strongly with the corneo-conjunctival surface. Molecules of mucin are able to bind water molecules up to 80 times greater in weight than their own. This is due to a large number of negatively-charged glycoside groups that are attached to the terminal section of the polypeptide skeleton.

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

We believe that the properties of the LO2A formulation described above make it a suitable candidate for use in a variety of dry eye indications including those with an inflammatory component. LO2A is currently registered and marketed in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES, CCH and Sjögren’s and in the Netherlands for the treatment of DES and Sjögren’s. LO2A is sold under the brand name Hylan® in Germany and the Netherlands, Lacrycon® in Switzerland, and Conheal® in Hungary (the "Approved Territories"). LO2A has been sold by Resdevco through local distributors in these countries for a number of years. In these countries, the drug is sold in a unit dose format, and is manufactured in Germany and France. We currently intend to market LO2A as a treatment for DES, CCH and Sjögren’s in the Licensed Territories, and believe that LO2A for treatment of ophthalmic inflammatory disorders such as CCH and Sjögren’s presents a significant market opportunity.

We intend to distribute LO2A via local or multi-national distributors, including by cooperation with a major medical company with means and experience in the end processes of approving and marketing drugs. In order to register LO2A for the treatment of dry eye patients suffering from CCH and Sjögren’s, we estimate that LO2A will be required to undergo additional clinical trials in addition to our completed Phase II and ongoing Phase IV clinical trials.

Our Clinical Trials

In November 14, 2018, we completed a multi-center trial at five different medical centers in Israel (the “Multi-Center Trial”). The Multi-Center Trial was a Phase II randomized, double-blind, placebo-controlled study carried out in parallel groups that evaluated the safety and efficacy of LO2A for patients suffering from moderate to severe CCH. The primary efficacy endpoint for this study was the change from baseline in lissamine green conjunctival staining score at 3 months; secondary endpoints include change from baseline in lissamine green conjunctival staining score at 1 month, change from baseline in LIPCOF score at 1 and 3 months, change from baseline in TFBUT at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety endpoints include adverse events recorded throughout the trial, best-corrected visual acuity, slit lamp biomicroscopy findings, undilated fundoscopy findings and intraocular pressure measurements. We consulted with ophthalmology consultants from the United States in the preparation of the protocol for the Multi-Center Trial.

In November 2018 we received the top line results for the Multi-Center Trial which describe analysis of the primary endpoint. The originally planned primary analysis was based upon recruitment of a sample size of 62 patients. Analysis was performed on the 49 fully evaluable patients using a mixed model with repeated measures (MMRM) and utilized all post baseline observations, (1-month and 3-month follow-ups) demonstrating statistical significance between the LO2A group and the placebo group (P=0.0079). The planned primary endpoint analysis compared average reduction in LGCS score from baseline to three months. This analysis also demonstrated a strong trend towards significance (P=0.0713) with average reduction in LGCS score between baseline and 3 months of -3.5 and -1.6 in the LO2A and placebo groups, respectively.

In March 2018, we commenced our Phase IV Study, which is a randomized, double-masked, study of LO2A versus Alcon’s Systane® Ultra UD, an over-the-counter lubricant eye drop product used to relieve dry and irritated eyes. The Phase IV Study takes place in Israel and evaluates the safety and efficacy of LO2A for symptomatic improvement of DES in 60 adult patients with Sjögren’s. In January 2020 we enrolled our last patient to the study. Patients were randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. Drops are administered topically to the eye over a three month period. The primary efficacy endpoint for this study is change from baseline in corneal and conjunctival staining score at 3 months. Secondary efficacy endpoints include change from baseline in corneal and conjunctival staining score at 1 month, change from baseline in eye dryness score (visual analogue scale) at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety will be evaluated by collection of adverse event data throughout the study, best-corrected visual acuity and slit lamp biomicroscopy findings.

This Phase IV Study is designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S. Data obtained from this study will be included in the clinical data package submitted during interactions with the FDA. The study is considered necessary as the existing clinical data in this indication is considered of insufficient quality for submission to the regulatory agencies mentioned above.

Research and development expenses for the year ended December 31, 2019 were approximately $492,000, and for the year ended December 31, 2018 were approximately $694,000.

Clinical Data

The safety and efficacy of LO2A has been shown in several clinical trials, conducted by Prof. Dikstein, the inventor of LO2A. The following paragraphs describe the clinical and non-clinical data upon which approvals were granted in the Approved Territories.

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

Manufacturing

There can be no assurance that LO2A can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with LO2A. We and our manufacturer must ensure that all of the processes, methods and equipment are compliant with both current Good Manufacturing Practices (“cGMP”), as required by the FDA, and current Good Laboratory Practices for drugs on an ongoing basis, as mandated by the applicable regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers. We have entered into agreements with a manufacturer in Germany relating to the manufacturing of LO2A. We have completed the production of LO2A for purposes of our ongoing Phase II clinical trial and expect to begin production for commercial use only after obtaining the requisite regulatory approvals in Israel to market LO2A and receive orders from the distributors (for more information, see “Item 1. BUISNESS — Marketing, Sales and Distribution”).

Marketing, Sales and Distribution

We plan to engage local or multinational distributors to handle the distribution of LO2A. In particular, we intend to enter into agreements with pharmaceutical companies with relevant marketing capabilities in the field of pharmaceuticals in order to have them distribute and sell LO2A in the Licensed Territories. The registration process in certain countries, including the United States, requires us to undertake additional clinical trials, in addition to the completed Phase II and Phase IV clinical trials that we are currently conducting.

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

To the best of our knowledge, the pipeline of drugs in development for the indication of Sjögren’s is relatively small with only one product in Phase III, Orencia, being developed by Bristol-Myers Squibb. There are a number of drugs in Phase I or II stages of development including AMG/MEDI5872 developed by Amgen, BIIB063 developed by Biogen, CFZ533 and VAY736 developed by Novartis, GSK618960 developed by GSK, LY3090106 developed by Eli Lilly, MEDI4920 developed by MedImmune, RG7625 developed by Roche, RSLV developed by Resolve Therapeutics and Actemra developed by the University Hospital of Strasbourg. In addition, there is an ongoing Phase II combination study combining Benlysta and Rituxan.

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

The LO2A composition and use thereof for treating or alleviating DES was covered by U.S. Patent No. 5,106,615, which has expired. Accordingly, we are currently focusing our marketing and commercial efforts with respect to CCH and Sjögren’s rather than DES, as more fully described elsewhere in this Annual Report.

The use of LO2A for treating or alleviating CCH is protected by the patent family of International Patent Application WO2012150583, filed on April 5, 2012, assigned to Resdevco, entitled EYE DROPS FOR TREATMENT OF CONJUNCTIVOCHALASIS. Corresponding members include U.S. Patent No. 8,912,166, Israeli Patent No. 212725, Japanese Patent No. 5957517 and European Patent No. 2704747. Patents will expire, without extension, in 2032.

The use of LO2A for treating or alleviating irritation of the eye caused non-infectious diseases, such as Sjögren’s, is covered by the patent family of International Patent Application WO2018163151, filed on February 19, 2018, assigned to Resdevco, entitled EYE DROPS FOR TREATMENT OF IRRITATION NOT DUE TO INFECTION. Corresponding patent applications are pending in the USA, Europe, China and other countries. Patents to issue will expire, without extension, in 2038.

Pursuant to the LO2A License Agreement, Resdevco has contractually agreed to be responsible for the payment of all relevant fees associated with the maintenance of its intellectual property rights. The patent positions of biopharmaceutical companies, such as Resdevco and us, are generally uncertain and involve complex legal and factual questions. Resdevco’s ability to maintain and solidify its proprietary position for LO2A will depend on its success in obtaining effective claims and enforcing those claims once granted. There is no certainty that any of Resdevco’s pending patent applications or those pending patent applications that it licenses will result in the issuance of any patents or that we will obtain rights to any further patents or patent applications. Any issued patents and those that may issue in the future may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for LO2A under the LO2A License Agreement. We cannot be certain that Resdevco was the first to invent the inventions claimed in its owned or licensed patents or pending patent applications. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by Resdevco, and the rights granted under any issued patents may not provide Resdevco or us with any meaningful competitive advantages against these competitors. Please see under “RISK FACTORS – Risks Related to our Intellectual Property” beginning on page 34 of this Annual Report.

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

In addition, the Food and Drug Administration Safety and Innovation Act, which was enacted and signed into law in 2012, established a new category of drugs referred to as “breakthrough therapies” that may be subject to accelerated approval. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drug candidates may also be eligible for “priority review” or review within a six-month timeframe from the date a complete NDA is accepted for filing, if a sponsor shows that its drug candidate provides a significant improvement compared to marketed drugs. Fast track designation, accelerated approval, breakthrough therapy designation and priority review do not change the standards for approval, but may expedite the development or approval process. When appropriate, we intend to seek fast track designation, accelerated approval, breakthrough therapy designation and priority review, as applicable for our drug candidates. We cannot predict whether any of our drug candidates will obtain such designations or approvals, or the ultimate impact, if any, of such designations or approvals on the timing or likelihood of FDA approval of any of its proposed drugs.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

Healthcare Laws and Regulations

We are also subject to various federal, state and international laws pertaining to health care “fraud and abuse” including anti-kickback laws and false claims laws. The federal Anti-kickback law, which governs federal healthcare programs (e.g., Medicare, Medicaid), makes it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Many states have similar laws that are not restricted to federal healthcare programs. Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursement, including claims for the sale of drugs or services, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

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

Centralized Procedure

Regulation 726/2004/EC now governs the centralized procedure when a marketing authorization is granted by the European Commission, acting in its capacity as the European Licensing Authority on the advice of the EMA. That authorization is valid throughout the entire community and directly or (as to Norway, Iceland and Liechtenstein) indirectly allows the applicant to place the product on the market in all member states of the EEA. The EMA is the administrative body responsible for coordinating the existing scientific resources available in the member states for evaluation, supervision and pharmacovigilance of medicinal products. Certain medicinal products, as described in the Annex to Regulation 726/2004, must be authorized centrally. These are products that are developed by means of a biotechnological process in accordance with Paragraph 1 to the Annex to the Regulation. Medicinal products for human use containing a new active substance for which the therapeutic indication is the treatment of acquired immune deficiency syndrome (“AIDS”), cancer, neurodegenerative disorder or diabetes must also be authorized centrally. Starting on May 20, 2008, the mandatory centralized procedure was extended to autoimmune diseases and other immune dysfunctions and viral diseases. Finally, all medicinal products that are designated as orphan medicinal products pursuant to Regulation 141/2000 must be authorized under the centralized procedure. An applicant may also opt for assessment through the centralized procedure if it can show that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization centrally is in the interests of patients at the community level. For each application submitted to the EMA for scientific assessment, the EMA is required to ensure that the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), is given within 210 days after receipt of a valid application. This 210 days period does not include the time that the applicant to answer any questions raised during the application procedure, the so-called ‘clock stop’ period. If the opinion is positive, the EMA is required to send the opinion to the European Commission, which is responsible for preparing the draft decision granting a marketing authorization. This draft decision may differ from the CHMP opinion, stating reasons for diverging for the CHMP opinion. The draft decision is sent to the applicant and the member states, after which the European Commission takes a final decision. If the initial opinion of the CHMP is negative, the applicant is afforded an opportunity to seek a re-examination of the opinion. The CHMP is required to re-examine its opinion within 60 days following receipt of the request by the applicant. All CHMP refusals and the reasons for refusal are made public on the EMA website. Without a centralized marketing authorization it is prohibited to place a medicinal product that must be authorized centrally on the market in the EU.

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

Mutual Recognition and Decentralized Procedures

With the exception of products that are authorized centrally, the competent authorities of the member states are responsible for granting marketing authorizations for medicinal products placed on their national markets. If the applicant for a marketing authorization intends to market the same medicinal product in more than one member state, the applicant may seek an authorization progressively in the community under the mutual recognition or decentralized procedure. Mutual recognition is used if the medicinal product has already been authorized in a member state. In this case, the holder of this marketing authorization requests the member state where the authorization has been granted to act as reference member state by preparing an updated assessment report that is then used to facilitate mutual recognition of the existing authorization in the other member states in which approval is sought (the so-called concerned member state(s)). The reference member state must prepare an updated assessment report within 90 days of receipt of a valid application. This Annual Report together with the approved SmPC (which sets out the conditions of use of the product), and a labeling and package leaflet are sent to the concerned member states for their consideration. The concerned member states are required to approve the assessment report, the SmPC and the labeling and package leaflet within 90 days of receipt of these documents. The total procedural time is 180 days.

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

Irrespective of whether the medicinal product is assessed centrally, de-centrally or through a process of mutual recognition, the medicinal product must be manufactured in accordance with the principles of good manufacturing practice as set out in Directive 2003/94/EC and Volume 4 of the rules governing medicinal products in the European community. Moreover, community law requires the clinical results in support of clinical safety and efficacy based upon clinical trials conducted in the European community to be in compliance with the requirements of Directive 2001/20/EC, which implements GCP in the conduct of clinical trials on medicinal products for human use. Clinical trials conducted outside the European community and used to support applications for marketing within the EU must have been conducted in a way consistent with the principles set out in Directive 2001/20/EC. The conduct of a clinical trial in the EU requires, pursuant to Directive 2001/20/EC, authorization by the relevant national competent authority where a trial takes place, and an ethics committee to have issued a favorable opinion in relation to the arrangements for the trial. It also requires that the sponsor of the trial, or a person authorized to act on his behalf in relation to the trial, be established in the community.

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

Other Countries

In addition to regulations in the United States and the EU, we may be subject to a variety of other regulations governing clinical trials and commercial sales and distribution of drugs in other countries. Whether or not our products receive approval from the FDA or EMA approval of such products must be obtained by the comparable regulatory authorities of countries other than the United States or EU before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA or EMA approval. The requirements governing the conduct of clinical trials and product licensing vary greatly from country to country.

The requirements that we and our collaborators must satisfy to obtain regulatory approval by government agencies in other countries prior to commercialization of our products in such countries can be rigorous, costly and uncertain. In the European countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States. Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the European countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision-making authority in product approval. Foreign governments also have stringent post-approval requirements including those relating to manufacture, labeling, reporting, record keeping and marketing. Failure to substantially comply with these on-going requirements could lead to government action against the product, us and/or our representatives.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

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

To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Employees

We currently have two full time employees, and one part time employee. In addition, we engage certain outside consultants that are, in general, compensated on an hourly basis, with compensation taking the form of both cash and share-based payment.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report, including the matters addressed in the section entitled “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” beginning on page ii of this Annual Report, before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “RISK FACTORS” are forward-looking statements. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations and it is not possible to predict all risk factors, nor can we assess the impact of all factors on us or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in or implied by any forward-looking statements.

Risks Related to our Business

We have incurred operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including DES. We have in-licensed certain rights to LO2A, a drug developed for the treatment of DES, and other ophthalmological illnesses, including CCH and Sjögren’s. Since April 2015, we have been financing our operations through numerous financing activities, including the issuance of ordinary shares and from loans from Ridge Valley Corporation (“Ridge”) and Rimon Gold Assets Ltd. (“Rimon Gold”) and from third parties. We have historically incurred net losses, including net losses of approximately $3.45 million and $3.28 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, we had an accumulated deficit of approximately $33.9 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any material revenues from product sales and accordingly we do not have a revenue stream to support our cost structure. Our losses have resulted principally from costs incurred in development and discovery activities as well as from certain financial expenses related mainly to convertible loans. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we:

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

The sources of financing at our disposal are estimated by our management to be currently insufficient (i) to conduct our ongoing business for the next 12 months, (ii) to conduct any future clinical trials, and (iii) for LO2A’s commercial production and marketing. No certainty exists that we will be able to secure the additional sources of finance we need to perform the advanced and necessary stages of receiving regulatory approvals for marketing and distributing our products, including the costs derived from performing clinical trials and the requirements of the regulatory authorities. The lack of satisfactory means of financing may bring our business activity to a halt. As of December 31, 2019, we had cash and cash equivalents of approximately $0.72 million. We have expended and believe that we will continue to expend substantial resources for the foreseeable future developing LO2A. These expenditures will include costs associated with research and development, manufacturing, conducting clinical trials, as well as commercializing any products approved for sale. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of LO2A. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will require additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

According to management estimates, liquidity resources as of December 31, 2019 will not be sufficient to maintain our operations for the next twelve months which raises substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

According to management estimates, liquidity resources as of December 31, 2019, will not be sufficient to maintain our operations for the next 12 months. Our inability to raise funds to conduct our research and development activities may have a severe negative impact on our ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2019 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. This emphasis of matter paragraph could materially limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Future reports on our annual financial statements may include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

Furthermore, LO2A must satisfy rigorous standards of safety and efficacy before it can be approved by the FDA, and any applicable foreign regulatory authorities for commercial use. The FDA and foreign regulatory authorities have full discretion over this approval process. We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval. Typically, in the pharmaceutical industry, there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Also, satisfying regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory reviews.

In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate, we must demonstrate through pre-clinical testing and through human clinical trials that the product candidate is safe and effective for its intended uses (e.g., treatment of a specific condition in a specific way subject to contradictions and other limitations). Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our new drug applications (the “NDA”) or grant approval for a narrowly intended use that is not commercially feasible. We might not obtain regulatory approval for LO2A in a timely manner, if at all. Failure to obtain FDA approval for LO2A in a timely manner or at all will severely undermine our business by reducing the number of salable products and, therefore, corresponding product revenues.

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

If any third party upon whom we rely to manufacture LO2A is unable to timely manufacture LO2A in compliance with cGMP and other regulations our business will be harmed.

We do not currently have the ability to manufacture the compounds that we need to conduct our clinical trials and, therefore, rely upon, and intend to continue to rely upon, a certain contract manufacturer to produce and supply LO2A (including the active pharmaceutical ingredients) for use in clinical trials and for future sales. If such manufacturer is unable to manufacture the compounds in a timely fashion or in compliance with current cGMP and other applicable regulations or if there is a strain on the relationship with such manufacturer, our clinical development programs may be delayed which could have a detrimental effect on our business.

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

Our business, financial condition and results of operations and the market price of our Common Stock may be adversely affected by the coronavirus pandemic.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States and Israel. On March 11, 2020, the World Health Organization officially declared the COVID-19 outbreak a pandemic. While the spread of COVID-19 has not yet directly impacted our operations, we continue to monitor our operations and government recommendations and may elect to temporarily close our office to protect our employees. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

In the meantime, we have taken steps to take care of our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for those employees who are not able to work remotely.  We are also assessing our business continuity plans in the context of the pandemic.

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

We do not own LO2A. We have entered into the LO2A License Agreement with Resdevco to license certain rights to LO2A (see “Item 1. BUSINESS — LO2A License Agreement” beginning on page 4 of this Annual Report). The LO2A License Agreement requires us to, among other things, make certain minimum royalty payments to Resdevco and meet certain regulatory milestones. If we do not meet our obligations under the LO2A License Agreement in a timely manner, or if we otherwise breach the terms of the LO2A License Agreement, Resdevco could terminate the LO2A License Agreement and we would lose the rights to LO2A. From time to time, in the ordinary course of business, we may have disagreements with Resdevco regarding the terms of the LO2A License Agreement or ownership of proprietary rights, which could lead to delays in the research, development, collaboration and commercialization of LO2A, or could require or result in litigation or arbitration, which could be time-consuming and expensive. If the LO2A License Agreement is terminated, it would have a material adverse effect on our business, prospects and results of operations.

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

On May 21, 2017, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), with Bufiduck Ltd., a company formed under the laws of the State of Israel and our wholly owned subsidiary (the “Merger Sub”) and Wize Israel, which contemplated the merger of Merger Sub with and into Wize Israel, with Wize Israel continuing as the surviving entity and becoming our wholly owned subsidiary (the “Merger”). Prior to the Merger, we were a “shell company” under applicable SEC rules and regulations. Pursuant to Rule 144, promulgated under the Securities Act, sales of the securities of a shell company, such as ours under that rule are not permitted until at least 12 months have elapsed from the date on which we file with the SEC Form 10 information in a Current Report on Form 8-K, reflecting our status as a non-shell company (which occurred on November 21, 2017). As a result, some of our stockholders would be forced to hold their shares of Common Stock for at least that 12-month period before they are eligible to sell those shares, and even after that 12-month period, sales may not be made under Rule 144 unless we and our relevant stockholders are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities, unless we agree to register such securities under the Securities Act, which could cause us to expend additional time and cash resources. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time could cause the market price of our securities to decline.

A large number of shares are issuable upon exercise of outstanding investment rights granted under the Loan Agreements (the “Investment Rights”), warrants issued to investors in a private placement of Wize Israel that was contemplated in July and August 2017 (the “2017 Warrants”), Series A Preferred Stock, Series A Warrants, Placement Agent Warrants and Advisor Warrants. The exercise of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in our company. The sale of a large amount of Common Stock received upon exercise of these securities on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of March 26, 2020, there were outstanding presently convertible or exercisable (i) Investment Rights entitling the holders to purchase 890,138 shares of Common Stock at a weighted average exercise price of $0.16 per share, (ii) 2017 Warrants entitling the holders to purchase 759,871 shares of Common Stock at a weighted average exercise price of $1.9728 per share, (iii) 178 shares of Series A Preferred Stock issuable into 178,000 shares of Common Stock, (iv) Series A Warrants entitling the holders to purchase 4,450,000 shares of Common Stock at an exercise price of $0.16 per share, (v) Placement Agent Warrants entitling the holders to purchase 267,000 shares of Common Stock at an exercise price of $0.16 per share and (vi) Advisor Warrants entitling the holder to purchase 89,000 shares of Common Stock at an exercise price of $0.16 per share. Certain securities are subject to down round protection mechanism. The exercise or conversion price for all of the aforesaid securities may be less than your cost to acquire our shares. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in our company. In addition, the holders of such securities may sell shares in tandem with their exercise of those securities to finance that exercise, which could further depress the market price of the Common Stock.

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

Because our Common Stock may be a “penny stock”, it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected.

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

As of March 26, 2020, our executive officers, directors, five percent or greater stockholders, and their respective affiliated entities in the aggregate beneficially own approximately 133.5% of our Common Stock. As a result of such ownership, despite the fact that each one of them, to our knowledge, will continue to operate independently from the other with respect to their respective shareholding of the Company’s shares, these stockholders, if acting together, will have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial, including preventing changes in control or in management. For more information about our current share ownership, please see “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” beginning on page 77 of this Annual Report.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

Prior to the Merger, Wize Israel was traded on the Tel Aviv Stock Exchange (the “TASE”) and was not subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are different from those required of a public company whose shares are traded on the TASE. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us after the Merger. If management is not able to implement the additional requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.

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

We will be subject to the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”), including Section 203. Under these provisions, if anyone becomes an “interested stockholder” the combined company may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning 15% or more of the combined company’s outstanding voting stock or an affiliate of the combined company that owned 15% or more of the combined company’s outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203 of the DGCL. In addition, our Certificate of Incorporation contains provisions, such as blank check preferred stock, advance notice, and stockholder action by written consent which could make it more difficult for a third party to acquire us. These provisions may have the effect of preventing or hindering any attempts by our stockholders to replace our Board of Directors (the “Board”) or management.

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

The market price of our Common Stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond its control, such as:

●	announcements of technological innovations, new products or product enhancements by us or others;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of LO2A;

●	success of research and development projects;

●	success in clinical and preclinical studies;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

●	changes in government regulations or patent decisions;

●	developments by our licensees;

●	developments in the biotechnology industry;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of Common Stock or other securities;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance; and

●	the other factors described in the section entitled “RISK FACTORS” beginning on page 24 of this Annual Report.

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

Many Israeli citizens, including Or Eisenberg, our Chief Financial Officer, Treasurer and Secretary, are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of Or Eisenberg. Such disruption could materially adversely affect our business, financial condition and results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

Our Common Stock traded on the OTCQB under the symbol “WIZP”.

Holders

As of March 30, 2020, there were approximately 89 stockholders of record holding 9,336,535 shares of our Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below or as previously disclosed in our filings with the Securities and Exchange Commission, we did not sell any equity securities during the year ended December 31, 2019 in transactions that were not registered under the Securities Act. The issuance of such securities were made in transactions exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” the information required by this item is not required to be provided.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2019 and December 31, 2018 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

Overview

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including DES. We have in-licensed LO2A, a drug developed for the treatment of DES and other ophthalmological illnesses, including CCH and Sjögren’s.

We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have decreased from $3,630,000 in the year ended December 31, 2018 to $3,170,000 in the year ended December 31, 2019. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Wize Israel was deemed to be the accounting acquirer in the Merger. The consolidated financial statements of Wize Israel included in this Annual Report are as of and for the periods that are prior to the Merger, and have therefore, not been adjusted to reflect the impact of the Merger.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development expenses	$(492,000)	$(694,000)
General and administrative expenses	(2,678,000)	(2,936,000)
Total operating costs	(3,170,000)	(3,630,000)
Financial income (expenses), net	(280,000)	351,000
Net loss	$(3,450,000)	$(3,279,000)

Revenues

We did not generate any revenues from operations during the years ended December 31, 2019 and 2018. We had no revenues primarily because (1) from the time of the creditors’ arrangement in February 2015 until May 2015, when we (through Wize Israel) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development.

Operating Expenses

Research and development expenses. Research and development expenses were $492,000 for the year ended December 31, 2019, compared to $694,000 for the year ended December 31, 2018, a decrease of $202,000 or 29.1%. The decrease in research and development expenses is primarily related to both CCH and Sjögren clinical trials in 2018, and only one clinical trial in 2019. For more information with respect to our expenses in connection with entering into the LO2A License Agreement, please see Note 5 of the audited consolidated financial statements of Wize Israel appearing elsewhere in this Annual Report.

General and administrative expenses. General and administrative expenses were $2,678,000 for the year ended December 31, 2019, compared to $2,936,000 for the year ended December 31, 2018, a decrease of $258,000 or 8.7%. The decrease in general and administrative expenses during these periods is primarily related to decrease in professional services of $218,000, decrease in legal expenses of $176,000 and decrease in share based payment expense of $94,000 which were partially offset by an increase in investor relationship expenses of $204,000.

Financial income (expenses), Net. Financial expense, net was $280,000 for the year ended December 31, 2019 compared to financial income, net of $351,000 for the year ended December 31, 2018, a change of $631,000 or 179.8%. The decrease in financial income during this period is primarily related to the decrease in amortization of premium related to convertible loans of $892,000, and an increase in loss from marketable equity securities revaluation of $494,000 which were partially offset by a decrease in loss from convertible loans extinguishment of $732,000.

Net Loss. As a result of the foregoing, we incurred a net loss of $3,450,000 for the year ended December 31, 2019 compared to a net loss of $3,279,000 for the year ended December 31, 2018, an increase in the net loss of $171,000 or 5.2%.

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

Working Capital and Cash Flows

As of December 31, 2019 and December 31, 2018, we had $718,000 and $3,183,000 in cash and cash equivalents, respectively.

As of December 31, 2019 we had no outstanding loans. As of December 31, 2018, we had $2,635,000 of outstanding loans, including accrued interest and net of discounts.

As of December 31, 2019 and December 31, 2018, we had $506,000 and ($204,000) of working capital (deficit), respectively. As of December 31, 2019, we had an accumulated deficit of $33,899,000. The increase in working capital was primarily due to repayment of convertible loans and increase in marketable equity securities.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2019	2018

Net cash used in operating activities	$(2,064,000)	$(2,208,000)
Net cash used in investing activities	$-	$(253,000)
Net cash provided by (used in) financing activities	$(360,000)	$4,910,000

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For the years ended December 31, 2019 and 2018, net cash used in operating activities was $2,064,000 and $2,208,000, respectively. The decrease in net cash used in operating activities was mainly due to increase in net loss of $171,000, decrease in loss from extinguishment of convertible loans of $729,000 and a decrease in stock based compensation of $471,000 which were partially offset by a decrease in amortization of premium related to convertible loans of $892,000, increase in loss on marketable equity securities of $494,000 and increase in other current assets of $148,000.

For the years ended December 31, 2019 and 2018, net cash provided by investing activities was $Nil and $253,000, respectively. The decrease in net cash used in investing activities was mainly due to a decrease in proceeds from sale of marketable equity securities of $258,000 which did not occur in 2019.

For the years ended December 31, 2019 and 2018, net cash provided by (used in) financing activities was $(360,000) and $4,910,000, respectively. Cash provided in 2019 from proceeds of $550,000 from issuance of shares and warrants and cash used was from $(760,000) convertible loans repayment. Cash provided by financing activities in 2018 included cash proceeds of $3,915,000 from proceeds from issuance of units consisting of common stock, preferred stock A and warrants and $1,145,000 proceeds from issuance of shares with respect to exercise of PIPE warrants and right for future investment.

Outlook

According to management estimates, liquidity resources as of December 31, 2019 are not sufficient to maintain our planned level of operations for the next 12 months. However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS – Risks Related to our Business” beginning on page 30 of this Annual Report. As of December 31, 2019, we had an accumulated deficit and a minimal amount of stockholders’ equity. In addition, during the years ended December 31, 2019 and 2018, we reported losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2019 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern. Such initiatives may include monetizing of our assets, including the sale of the Bonus Biogroup Ltd. (“Bonus”) shares that we currently a result of the Bonus Agreements (as defined below).

Principal Financing Activities. The following is a summary of the equity and debt financings conducted by Wize Israelt:

The 2016 Loan. On March 20, 2016, a convertible loan (the “2016 Convertible Loan”) entered into between Wize Israel and Rimon Gold (as amended, the “2016 Loan Agreement”), whereby Rimon Gold extended a loan in the principal amount of up to NIS 2 million (approximately $531,000, according to exchange rate of originate date), which bears interest at an annual rate of 4% (the “2016 Loan”).

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

The 2016 Loan Agreement and the Security Agreements contain a number of other restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; restrictions on conducting rights offerings, and on the distribution of dividends. We believe that we have complied with the aforementioned covenants through the date of this Annual Report.

The 2017 Loan. On January 12, 2017, a convertible loan (together with the 2016 Convertible Loan, the “Convertible Loans”), entered into between Wize Israel, Ridge and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Fisher (together, the “2017 Lenders”) (as amended on December 21, 2017, October 19, 2018 and March 4, 2019, the “2017 Loan Agreement”, and together with the 2016 Loan Agreement, the “Loan Agreements”), whereby each of the lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274,000) and in the aggregate principal amount of up to NIS 3 million (approximately $822,000), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”)). Pursuant to the 2017 Loan Agreement, as amended on December 21, 2017 (the “2017 Loan Amendment”), the 2017 Loan has a maturity date which is the New Loan Agreements maturity date. In addition, pursuant to the 2017 Loan Amendment, the expiration date of the investment right under the 2017 Loan Agreement was amended to be 180 days after the new Loan Agreements maturity date.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28,000), that the lender provided to Wize Israel (each such portion converted, the into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the 2017 PIPE (as defined below), the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.80 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.80 (approximately $4.80) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15). As a result of the 2017 Loan Amendment, the aggregate principal amount of the 2017 Loan is $822,144 and the 2017 Loan Conversion Price was adjusted to a fixed price of $1.1112. See “December 2017 Loan Amendment” below.

Ridge was entitled, under certain circumstances, to demand repayment of the 2017 Loan, including: (i) if Wize Israel breaches or fails to perform or is shown to have made a false statement, under the 2017 Agreement or the Security Agreements; (ii) any failure of Wize Israel to make a timely payment; (iii) upon the appointment of a receiver; (iv) the imposition of a lien on a material asset of Wize Israel; (v) if Wize Israel files a motion to freeze proceedings; and (vi) an adverse material change. We believe that we have complied with the aforementioned covenants through the date of this Annual Report.

The 2017 Loan contained a number of restrictive covenants that limit Wize Israel’s operating flexibility. These covenants include, among other things, limitations on the creation of liens; on the incurrence of indebtedness; on dispositions of assets, mergers, acquisitions and other change of control transactions; on changes in the general nature of Wize Israel’s business; restrictions on payments to related parties; and on the distribution of dividends. Wize Israel has complied with the aforementioned covenants through the date of this Annual Report.

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

December 2017 Loan Amendment. Pursuant to the 2017 Loan Amendment, (i) the maturity date of the Loans was extended from December 31, 2017 to December 31, 2018; (ii) the exercise period of the 2017 Investment Right was amended so that it shall expire, without the need to first convert the 2017 Loan, on June 30, 2019; and (iv) the below terms of the Loans were amended to be denominated in U.S. dollars instead of NIS:

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

2017 PIPE. On June 23, 2017, Wize Israel entered into a Private Placement Agreement (the “2017 PIPE Agreements”) with each of Yosef Eliyahu Peretz (“Peretz”), Yaakov Zarachia (“Zarachia”), Simcha Sadan (“Sadan”) and Jonathan Brian Rubini (“Rubini”, and together with Peretz, Zarachia and Sadan, the “2017 PIPE Investors”). Pursuant to the 2017 PIPE Agreements, the 2017 PIPE Investors invested a total of up to NIS 3.49 million (approximately $1 million) in exchange for a total of 207,739 ordinary shares of Wize Israel, at a price per share of NIS 16.8 (approximately $4.8), with Peretz investing NIS 490,000 (approximately $139,000) in exchange for the private placement of 29,167 ordinary shares of Wize Israel (the “Peretz Financing”) and each of Zarachia, Sadan and Rubini (the “Other Investors”) investing NIS 1 million (approximately $282,000) in exchange for the private placement of 59,524 ordinary shares of Wize Israel each (together with the Peretz Financing, the “2017 PIPE”). At the effective time of the Merger (the “Effective Time”), the 207,739 ordinary shares of Wize Israel that were issued to the 2017 PIPE Investors as part of the 2017 PIPE were automatically cancelled and converted, based on the Exchange Ratio, into an aggregate of 860,987 shares of our Common Stock.

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

October 2018 Private Placement. On October 22, 2018, the Company entered into a securities purchase agreement with certain accredited investors (the “October 2018 Purchase Agreement”). Pursuant to the purchase agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of (i) 3,100,000 shares of common stock, for a purchase price of $1.00 per share, and (ii) 1,350 shares of newly created Series A Preferred Stock (each convertible into 1,000 shares of common stock), for a purchase price of $1,000 per share, for aggregate gross proceeds under the purchase agreement of $4,450. The Company also agreed to issue to the investors Series A Warrants to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)), and Series B Warrants (together with the Series A Warrants, the “October 2018 Warrants”), to purchase an aggregate of 4,450,000 shares of common stock (equal to 100% of the shares of common stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)). The Series A Warrants have an exercise price of $1.10 per share, and the Series B Warrants had an exercise price of $1.00 per share. The investors under the purchase agreement include prior investors in the Company and a lender to the Company. On May 20, 2019, following the public announcement of Phase II clinical data for LO2A, the Series B Warrants expired.

2018 Loan Amendment. In connection with the 2018 private placement, on October 19, 2018 the Company and Wize Israel entered into an amendment to the existing convertible loan (the “2018 Amendment”). Pursuant to the 2018 Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the registration rights agreement dated October 22, 2018 (the “Registration Rights Agreement”), covering the resale of all common stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Series A Warrants, are registered for resale for investors who are not a party to the Loan Agreements Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the 2018 Amendment, the expiration date of the investment right under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements maturity date.

2019 Loan Amendment. On March 4, 2019, the Company and Wize Israel entered into an amendment to convertible loan agreements (the “2019 Amendment”) with Rimon Gold, Ridge and Fisher (“Fisher”, and together with Rimon Gold and Ridge, the “2019 Lenders”). Pursuant to the 2019 Amendment, the maturity date under the (i) the 2016 Loan Agreement, and (ii) the 2017 Loan Agreement was extended to May 31, 2019 (as previously described under the 2018 Loan Modification) from March 4, 2019. The parties also agreed that the 2019 Lenders’ remaining investment rights under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the Lender’s remaining investment rights under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

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

May 2019 Loan Amendment. On May 31, 2019, the Company and Wize Israel entered into an amendment to convertible loan agreements (the “May 2019 Amendment”) with Rimon Gold, Mobigo Inc., an entity owned by our Chief Executive Officer (“Mobigo”), and Fisher. Pursuant to the May 2019 Amendment, the maturity dates under (i) the 2016 Loan Agreement and (ii) the 2017 Loan Agreement were extended to November 30, 2019 from May 31, 2019. The parties also agreed that the lenders’ investment rights under the 2016 Loan Agreement to invest up to $512,809, in the aggregate, at $1.308 per share, and the lenders’ investment rights under the 2017 Loan Agreement to invest up to $663,446, in the aggregate, at $1.332 per share, be extended to May 31, 2021. As consideration for extending the maturity date of the loans, the Company issued to the lenders two-year warrants to purchase an aggregate of 868,034 shares of common stock at an exercise price of $1.10 per share.

November 2019 Loan Amendment. On November 29, 2019, the Company and Wize Israel entered into an amendment to convertible loan agreements with Rimon Gold, Mobigo and Fisher (together, the “Lenders”). Pursuant to the Amendment, the Company repaid approximately $760,000 of the $1,520,000 outstanding under the loans on November 29, 2019 and the Lenders agreed to convert the remaining outstanding amounts of the loans at a later date. On December 13, 2019, the Company issued to the Lenders an aggregate of 2,816,196 shares of common stock upon conversion of the loans at a reduced conversion price of $0.27 per share and issued warrants to purchase an aggregate of 5,632,392 shares of common stock at an exercise price of $0.27. The warrants have a term of five years and will be exercisable five days following the public announcement of positive clinical data results for LO2A. In addition, the parties agreed that effective December 13, 2019, the exercise price or conversion price of all other convertible securities previously issued to the Lenders in connection with the loans (the “Existing Convertible Securities”) shall be adjusted to $0.27 per share and that the aggregate number of shares of common stock issuable upon exercise or conversion of a Lender’s Existing Convertible Securities shall be reduced in accordance with the percent of such Lender’s conversion of its outstanding loan. In addition, it was agreed that in any case when the exercise price of the October 2018 Warrants is reduced as a result of dilutive issuance to an exercise price lower than the exercise or conversion price of the Investment Rights granted under the Loan Agreements , than the exercise or conversion price of the Investment Rights shall be reduced to the new 2018 Warrants exercise price (“New Exercise Price”). As of December 31, 2019, the New Exercise Price of such Investment Rights is $0.16.

November 2019 Private Placement. As required by the October 2018 Securities Purchase Agreement on November 27, 2019 the Company sent the investors a notice of a proposed private placement (the “November 2019 Private Placement”). Pursuant to the proposed November 2019 Private Placement the Company was proposing to sell up to 2,851,852 shares of its common stock at $0.27 per share for gross proceeds of up to $770,000 and to issue a warrant to purchase two shares of the Company’s common stock at an exercise price of $0.27 per share (subject to adjustment as set forth in the warrant). As required by the October 2018 Securities Purchase Agreement the Company sent the investors a notice describing the November 2019 Private Placement and offered the investors the right to participate in the November 2019 Private Placement to the extent permitted by the 2018 Securities Purchase Agreement. The Company has determined not to proceed with the November 2019 Private Placement and has not executed any agreement in connection with the Private Placement.

December 2019 Private Placement. On December 20, 2019 the Company entered into a securities purchase agreement (the “December 2019 Purchase Agreement”) with an accredited investor. Pursuant to the December 2019 Purchase Agreement, the Company agreed to sell to the investor, and the investor agreed to purchase from the Company, in a private placement, an aggregate of 2,037,037 shares of common stock for a purchase price of $0.27 per share, for aggregate gross proceeds under the December 2019 Purchase Agreement of $550,000. The Company also agreed to issue to the investor five-year warrants to purchase an aggregate of 4,074,047 shares of common stock. The warrants will have an exercise price of $0.27 per share and will be exercisable five days following the public announcement of positive clinical data results for LO2A. The warrants will be exercisable on a cashless basis in the event that, six months after issuance, there is not an effective registration statement for the resale of the shares underlying the warrants.

The Bonus/LO2A Transaction. On January 9, 2020, the Company entered into (i) an Exchange Agreement (the “Bonus Exchange Agreement”), with Bonus and (ii) a Share Purchase Agreement (the “Bonus Purchase Agreement”, and together with the Bonus Exchange Agreement, the “Bonus Agreements”) with Bonus. Pursuant to the Bonus Agreements, the Company agreed to grant Bonus, in consideration for the issuance of 62,370,000 ordinary shares of Bonus (the “LO2A Shares”), the right to receive 37% of future LO2A Proceeds (if any), which, as more fully defined in the Bonus Exchange Agreement, includes proceeds generated by the Company, Wize Israel and OcuWize, as a result of (i) the sale, license or other disposal of products or other rights underlying the LO2A technology licensed to OcuWize under the LO2A License Agreement, as amended; and (ii) a Sale Transaction, which, as more fully defined in the Bonus Exchange Agreement, includes the sale of shares or assets of Wize Israel and/or OcuWize. In addition, if the Sale Transaction involves a change of control of the Company, Bonus will be entitled to elect, to either remain with its right to 37% of the LO2A Proceeds or receive a one-time payment equal to 37% of the value attributed to Wize Israel out of the total proceeds payable for the Company in such transaction.

Pursuant to the Bonus Purchase Agreement, the Company agreed to purchase 51,282,000 ordinary shares of Bonus (the “PIPE Shares”, and together with the LO2A Shares, the “Bonus Shares”), for an aggregate purchase price of $7.4 million, which funds will be deposited into an escrow account (the “Bonus Escrow Account”), of which (i) $500,000 will be paid to Bonus as an advance (the “Advance”) promptly following execution of the Bonus Purchase Agreement, (ii) $3.2 million will be released to Bonus concurrently with the closing of the transactions contemplated by the Bonus Agreements in exchange for 50% of the PIPE Shares and (iii) $3.7 million will be released to Bonus upon the Milestone Closing (as defined in the Bonus Purchase Agreement), in exchange for 50% of the PIPE Shares that will be issued by Bonus and deposited into the escrow at the closing. The Company’s obligation to consummate the Milestone Closing is conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”).

According to the Bonus Agreements, the total number of Bonus Shares issuable to the Company (including the shares to be released at the Milestone Closing) is computed as the number of ordinary shares of Bonus equal to the quotient obtained by dividing (A) $16.4 million expressed in NIS (based on the exchange rate between NIS and the dollar as of January 8, 2020) by (B) NIS 0.50. As of January 9, 2020, such total number of Bonus Shares represents (on a post-issuance basis) approximately 12% of the outstanding share capital of Bonus.

The Series B Investment. In order to finance the transactions contemplated by the Bonus Purchase Agreement, on January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors. Pursuant to the Series B Purchase Agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of 7,500 shares of newly created Series B Non-Voting Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series B Preferred Stock”) for a purchase price of $1,000 per share, for aggregate gross proceeds under the Series B Purchase Agreement of $7.5 million, which funds will be deposited into an escrow account, of which (i) $500,000 will be paid to the Bonus Escrow Account and $100,000 will be paid to the Company to cover certain of its transactions expenses, in each case, promptly following the execution of the Series B Purchase Agreement, and (ii) the remaining $6.9 million will be released to the Bonus Escrow Account upon the closing of the transactions contemplated by the Series B Purchase Agreement (of which, as described above, $3.2 million shall be released upon the earlier of the Milestone Closing or upon written consent of the holders of at least a majority of the Series B Preferred Stock).

In connection with the Series B Purchase Agreement, the Company agreed to file, at the closing, a Certificate of Designations of Series B Non-Voting Redeemable Preferred Stock with the Secretary of State of Delaware (the “Series B Certificate of Designations”). Pursuant to the Series B Certificate of Designations, the Company designated 7,500 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock are not convertible into shares of common stock of the Company and have no voting powers, except as related to certain rights to protect the rights and preferences of the Series B Preferred Stock and with respect to sales or dispositions of the Series B Preferred Stock at a price per share below the Price Restriction. The Series B Preferred Stock entitles its holders to (i) 80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements and (ii) 80% of any cash dividends received by the Company on such Bonus Shares. Under the Series B Certificate of Designations, the Company has the option to redeem the Series B Preferred Stock at any time by distributing to holders of the Series B Preferred Stock (i) 80% of the Bonus Shares then held by the Company and (ii) 80% of all dividends received by the Company but not yet paid to holders of the Series B Preferred Stock (the “Redemption Payment”). The Company is required to redeem the Series B Preferred Stock through payment of the Redemption Payment upon the earlier of (i) 60 days following the Nasdaq Listing, and (ii) December 28, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2u and 2v to our audited consolidated financial statements for the year ended December 31, 2019.

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

a.	Wize Israel considered the applicability of the “Derivatives and Hedging” guidance and determined that the embedded conversion feature of the 2016 Loan should not be separated from the host instrument because it qualifies for equity classification. Furthermore, Wize Israel applied the “Beneficial Conversion Features” (the “BCF”) guidance to determine whether the conversion feature is beneficial to the investor.

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

In connection with the 2018 Amendment, the Company applied Accounting Standards Codification (“ASC”) 470-50.

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

In connection with March 2019 Amendment and May 2019 Amendment, the Company applied ASC 470-50. In accordance with ASC 470-50, each of the modified financial instruments was measured at fair value on the extinguishment date. Then, the Reacquisition Price was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position

Mark Sieczkarek	65	Chairman of the Board

Michael Belkin	78	Director

Yossi Keret	54	Director

Joseph Zarzewsky	59	Director

Noam Danenberg	49	Chief Executive Officer

Or Eisenberg	38	Chief Financial Officer, Treasurer and Secretary

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mark Sieczkarek has served as our Chairman since April 23, 2019. Mr. Sieczkarek has served as Chief Executive Officer of Fe3 Medical Inc., now Bria Medical, since 2015 and as a director of Orange Twist LLC since 2018.

From 2015 through 2018, Mr. Sieczkarek served as Chairman and Chief Executive Officer of NovaBay Pharmaceuticals, Inc.. He has served as Chief Executive Officer and Chairman of Solta Medical, Inc. from 2006 until its acquisition by Valeant Pharmaceuticals International, Inc. in 2014. From 2003 to 2011, Mr. Sieczkarek served as Chief Executive Officer of Conceptus, Inc. prior to its acquisition by Bayer Pharmaceuticals. From 1995 to 2003, Mr. Sieczkarek held multiple roles of increasing commercial responsibility at Bausch & Lomb, including President of Europe and the Americas. He has also held senior executive level positions with KOS Pharmaceuticals, various subsidiaries of Bristol Myers-Squibb, and Sanofi Diagnostics Pasteur. Mr. Sieczkarek earned an MBA in Finance from Canisius College in Buffalo, New York and a BS in Accounting from the State University of New York at Buffalo.

Michael Belkin, M.A., M.D. Michael Belkin has served on our board since July 1, 2013. Dr. Belkin is, and has been since 1980, a Professor, and since 2010, a Professor Emeritus, of Ophthalmology at Tel Aviv University in Tel Aviv, Israel, and the Director of the Ophthalmic Technologies Laboratory at the university’s Eye Research Institute at the Sheba Medical Center since 1997. Since 2006, Dr. Belkin also serves as a Senior Consultant to the Eye Research Institute at the Singapore National Eye Institute. He was awarded a master’s degree in natural sciences by Cambridge University, England, and received a doctorate in medicine from the Hebrew University of Jerusalem. Dr. Belkin previously served as Director of Research, Development and Non-Conventional Warfare Medicine in the Israel Defense Forces Medical Corps. He also established and was the first full-time Director of the Tel Aviv University Eye Research Institute, Chairman of the Tel-Aviv University Department of Ophthalmology and the President of the Israel Society of Eye and Vision Research, of which he was one of the founders. Dr. Belkin is an author of over 250 scientific publications and more than 35 patents. He is an internationally recognized eye researcher and has received various research awards. He is an entrepreneur and advisor of several ophthalmic companies in the fields of lasers, optics, ophthalmic devices, pharmaceutics and biotechnology. One of hisinventions, the ExPRESS miniature glaucoma shunt, is currently used worldwide. He serves as chairman and member of various international and local scientific and professional committees as well as scientific journals’ editorial boards. Dr. Belkin’s qualifications to serve on our Board include his expertise in ophthalmic medical research, his medical experience, and his experience as an advisor to several ophthalmic companies.

Yossi Keret. Yossi Keret has served on our board since the closing of the Merger on November 15, 2017. Mr. Keret is serving as Chief Executive Officer, and Director of Nanorobotics LTD as of March 2019. Mr. Keret has served as the Chief Executive Officer, Managing Director and Director of Weebit-Nano Ltd. (ASX:WBT) from August 2015 to October 2017. From October 1996 to October 2015, Mr. Keret served as the Chief Financial Officer of numerous public and private companies, including Eric Cohen Books Ltd. & Burlington English Ltd., Daimler Financial Services Israel Ltd., Pluristem Life Systems Inc. (NASDAQ:PST), M.L.L. Software and Computers Industries Ltd. (TASE:MLL), Internet-Zahav Group, Ltd. (NASDAQ:IGLD) and Top Image Systems Ltd. (NASDAQ:TISA). Mr. Keret commenced his career at Kost Forer Gabbay & Kasierer, registered public accounting firm, a member firm of Ernst & Young Global (“EY”).  Mr. Keret holds a B.A. from Haifa University in Economics and Accounting and is a Certified Public Accountant in Israel. Mr. Keret’s qualifications to serve on our Board include his expertise in financial matters and his serving as the Chief Financial Officer in numerous private and public companies.

Joseph Zarzewsky. Joseph Zarzewsky has served on our board since the closing of the Merger on November 15, 2017. Mr. Zarzewsky has served as the Vice President of Business Development at the Mitrelli Group (“Mitrelli”) since June 2010.  He has served as the Chairman of “SMAD”, a joint venture between Mitrelli and the Harbin Government, China, since June 2011.  Mr. Zarzewsky has also served as the Chairman of the Investment Committee of the Harbin Israel Fund since 2012. He has also previously served as the Vice President of marketing at Clal Insurance Enterprises Holdings Ltd. (TASE: CLIS) and as the Vice President of Marketing for the Israel Postal Authority. Mr. Zarzewsky has served as a director of Excellence Underwriter House Ltd. since 2007. In 2008, he was appointed as the Honorary Economic Advisor of the Harbin Government, China. In addition, in June 2012, he was honored as an Honorary Citizen of Harbin, China. Mr. Zarzewsky holds an MA in Commercial Law from both the University of Tel Aviv and University of California, Berkeley.  Mr. Zarzewsky’s qualifications to serve on our Board include his expertise in financial matters. Mr. Zarzewsky also serves as a member of the board of driectors of Brimag Digital Age Ltd. (TASE: BRMG) and CollPlant Biotechnologies Ltd. (:NASDAQ: CLGN).

Noam Danenberg. Noam Danenberg has served as our Chief Executive Officer since April 23, 2019. He served as our Chairman and director since November 7, 2018 until April 23, 2019. He served as our Chief Operating Officer from the closing of the Merger on November 15, 2017 until November 7, 2018. Mr. Danenberg has served as a strategic advisor of Wize Israel since April 2015. Mr. Danenberg co-founded Panmed Inc. in January 2014, a biomed investment company. Since 2000, Mr. Danenberg has provided private investment consulting services to numerous private and public companies through his wholly owned company, N. Danenberg Holding (2000) Ltd. From May 2014 to January 2015, Mr. Danenberg served as a director of Go.D.M. Investments Ltd. (TASE: GODM). From 2000 to 2012, Mr. Danenberg served as an investment advisor at International Software Consulting Limited and from 2004 to 2008 he served as the Chairman and CEO of Fitracks Inc. From 2006 to 2012, he also served as the Chairman of the Board of Hawk Medical Technologies Ltd. Mr. Danenberg holds a B.B.A. in Computer Science from the European University in Antwerp, Belgium and an M.B.A. from the Boston University Brussels Graduate Center.

Or Eisenberg. Or Eisenberg has served as our Chief Financial Officer, Treasurer and Secretary since the closing of the Merger on November 15, 2017. He served as our Acting Chief Executive officer since November 15, 2017 until April 23, 2019. Mr. Eisenberg has served as the Chief Financial Officer and Acting Chief Executive Officer of Wize Israel since March 2015. From October 2010 to December 2014, he served as the controller of the Katzir Fund Group. From March 2013 to December 2014, he served as either an external controller or Chief Financial Officer of a number of public companies whose shares are listed for trading on the TASE. From October 2007 to October 2010, Mr. Eisenberg was an accountant at Kost Forer Gabbay & Kasierer, a registered public accounting firm, a member firm of EY. Mr. Eisenberg holds a B.A. from Haifa University in Economics and Accounting and is a Certified Public Accountant in Israel.

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

Professor Penny Asbell, MD. joined our Scientific Advisory Board in July 2018. She is a Key Opinion Leader in the treatment of DES. As a principal investigator in countless clinical studies sponsored by the National Institute of Health's National Eye Institute and by industry sponsors, Dr. Asbell has participated in the development of pharmaceuticals that have included pivotal treatments for ocular conditions including dry eyes. In June 2018, Dr. Asbell was named to her current position as the Barrett G. Haik Endowed Chair for Ophthalmology in the College of Medicine and Director of the Hamilton Eye Institute at the University of Tennessee Health Science Center (“UTHSC”). Dr. Asbell joined UTHSC from the Icahn School of Medicine at Mount Sinai (“ISMMS”) in New York, where she is a professor of Ophthalmology and director of the Cornea Service and of the Cornea Clinical and Research Fellowships, which she initiated. She is the vice chair of the ISMMS Appointment and Promotion Committee, medical director of the Faculty Practice for Ophthalmology, and system vice chair for Academic Affairs for the Department of Ophthalmology. She established Mount Sinai's Lowenstein Foundation Sjogren's Center to provide multi-specialty care for patients with dry eyes and associated systemic problems and founded the Ocular Inflammatory Biomarker Laboratory at Mount Sinai that is actively seeking validated biomarkers for ocular surface disease. Dr. Asbell has authored and co-authored hundreds of articles, authored 25 book chapters, and has presented over 200 lectures and courses. In addition, she has been extensively interviewed by the New York Times, CBS News, Good Morning America, Bloomberg News, CNN, and many other nationally broadcasted events. She is a world-renowned educator and has lectured throughout the United States, Europe, Japan, India, and South America. Dr. Asbell has served on the board of directors of the Tear Film and Ocular Surface Society, the Cornea Society, the Eye Bank for Sight Restoration and Program Committee-Cornea for ARVO. She is currently the Deputy Editor of Eyewiki which is sponsored by the American Academy of Ophthalmology, Editor in Chief of ECL, the official journal of CLAO, and Section Editor of Cornea for BMC.

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

Family Relationships

Dr. Franck Amouyal is the son-in-law of Philippe Halfon, who is a business partner of Noam Danenberg (in businesses unrelated to Wize). Dr. Amouyal resigned from our Board on March 8, 2020. Otherwise, there are no family relationships among our executive officers and directors.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, or control persons during the past ten years.

Election of Directors

Directors are elected to hold office until such director’s successor is elected and qualified or until such director’s earlier resignation or removal.  Annual meetings of the stockholders, for the election of directors to succeed those whose terms expire, are to be held at such time each year as designated by our Board, which date shall be within 13 months of the last annual meeting of stockholders.  Officers are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

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

 `

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. However, we have adopted the independence standards of the NASDAQ Capital Market to determine the independence of our directors and those directors serving on any committee. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board has determined that each of Dr. Michael Belkin, Yossi Keret and Joseph Zarzewsky are independent as defined under the rules promulgated by the NASDAQ Capital Market. Other than Mr. Zarzewsky, none of the independent directors has any relationship with us besides serving on our Board.

On June 19, 2017, Wize Israel entered into a finder’s fee agreement with Harbin Israel (Trading) Ltd., an affiliate of Mr. Zarzewsky, pursuant to which Mr. Zarzewsky will receive a 5% royalty on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by Mr. Zarzewsky and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon twenty-one days’ notice. Mr. Zarzewsky introduced us to the Chinese Distributor. See “Item 1. BUSINESS — Marketing, Sales and Distribution” beginning on page 12 of this Annual Report. Our Board considered these relationships and determined that they would not interfere with Mr. Amouyal’s or Mr. Zarzewsky’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Meeting Attendance

During the year ended December 31, 2019, our Board held 10 meetings.

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Yossi Keret and Joseph Zarzewsky. Our Board has determined that Yossi Keret is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the NASDAQ Capital Market rules and regulations. Our Board has not yet adopted a written charter.

Compensation Committee

The members of our Compensation Committee are Yossi Keret, Dr. Michael Belkin and Joseph Zarzewsky. The Board of Directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and the NASDAQ Capital Market rules and regulations. Our Board has not yet adopted a written charter.

Because of our small size, our Board carries out the duties of the nominating and corporate governance committee. In selecting nominees for directorships, our Board considers a broad range of characteristics related to qualifications, background and diversity of nominees based on our current business needs.  Our Board has not adopted written guidelines regarding nominees for director.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Board Leadership Structure and Role in Risk Oversight

In accordance with our Bylaws, our Board appoints our officers, including our Chief Executive Officer, Chief Financial Officer, and such other officers as our Board may appoint from time to time. Mr. Mark Sieczkarek currently serves as our Chairman of the Board, Mr. Noam Danenberg currently serves as our Chief Executive Officer and Mr. Or Eisenberg currently serves as our Chief Financial Officer, Treasurer and Secretary. Our Board periodically considers whether changes to our overall leadership structure are appropriate.

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

Communications by Stockholders with Directors

We encourage stockholder communications to our Board and/or individual directors.  Stockholders who wish to communicate with our Board or an individual director should send their communications to the care of Secretary, Wize Pharma, Inc., 24 Hanagar Street, Hod Hasharon, Israel 4527708.  The Secretary will maintain a log of such communications and will transmit as soon as practicable such communications to the Chairman of the Board or to the identified individual director(s), although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently, as determined by the Secretary.

Director Attendance at Annual Meetings

We will make every effort to schedule our annual meeting of stockholders at a time and date to accommodate attendance by directors taking into account the directors’ schedules.  While all directors are encouraged to attend our annual meeting of stockholders, there is no formal policy as to their attendance at annual meetings of stockholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file with the SEC reports of ownership and changes in ownership of our Common Stock. Our directors, executive officers and greater than 10% beneficial owners of our Common Stock are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, we believe that all Section 16(a) reports of our directors, executive officers and greater than 10% beneficial owners were filed timely for the fiscal year ended December 31, 2019 except as set forth below:

●	Franck Amouyal filed one late Form 4;

●	Noam Danenberg filed two late Form 4s;

●	Or Eisenberg filed one late Form 4;

●	Ron Mayron filed one late Form 4;

●	Joseph Zarzewsky filed one late Form 4;

●	Yosef Keret filed one late Form 4;

●	Jonathan Brian Rubini filed one late Form 4;

●	Michael Belkin filed one late Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to us for the years ended December 31, 2019 and 2018. The amounts set forth for Mr. Eisenberg and Mr. Danenberg were originally denominated in NIS and were translated into U.S. Dollars at the average current exchange rate for each year.

Name And Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Or Eisenberg,	2019	188,000			100,000	7,000	(3)	295,000
Chief Financial Officer (4) and former Acting Chief Executive Officer	2018	210,000			198,000	3,000	(3)	411,000
Noam Danenberg, Chief Executive Officer, former Chairman, Chief Operating Officer and Strategic Advisor (5)	2019	197,000			100,000	7,000	(3)	304,000
	2018	204,000			198,000	4,000	(3)	406,000

(1)	Amounts shown represent consulting fees earned or paid during the fiscal year.

(2)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

(3)	Amount represents car allowance.

(4)	Mr. Eisenberg was appointed as our Acting Chief Executive Officer and Chief Financial Officer on November 16, 2017 in connection with the Merger. He has served as the Acting Chief Executive Officer and Chief Financial Officer of Wize Israel since 2015. Mr. Eisenberg resigned from his position as the Acting Chief Executive Officer in April 2019.

(5)

Mr. Danenberg was appointed as our Chief Executive Officer in April 2019. He served as our Chairman and director since November 7, 2018 until April 23, 2019. Mr. Danenberg resigned from his position as our Chief Operating Officer, Chairman and Strategic Advisor in November 2018.  The services of Mr. Danenberg were provided via N. Danenberg Holdings (2000) Ltd. (“Danenberg Holdings”), a services company wholly owned by Mr. Danenberg, pursuant to the terms of the services agreement by and between Wize Israel and Danenberg Holdings.

Executive Employment Agreements

Except as set forth below, we have not entered into any employment agreements with the named executive officers listed in the table above.

Employment Agreement with Or Eisenberg

Mr. Eisenberg has served as Wize Israel’s Chief Financial Officer and Acting Chief Executive Officer since March 2015 and as our Financial Officer since the Merger. Mr. Eisenberg’s employment agreement is with Wize Israel. On August 21, 2018, Wize Israel entered into a restated employment agreement with Mr. Eisenberg, which provides for an initial term of three years, subject to automatic one year renewals thereafter unless the agreement is terminated in accordance with its terms. Mr. Eisenberg is entitled to receive an annual base salary of 480,000 NIS ($131,052), subject to adjustment by the Board of Directors of Wize Israel. The salary shall be increased by 10% upon each of the listing of the Company’s securities on a national exchange and the completion of the Phase IV study randomized, double-masked study of LO2A versus Alcon’s Systane® Ultra UD. The salary shall also be increased by NIS 10,000 upon each final closing of a financing of the Company or Wize Israel during the course of Mr. Eisenberg’s employment in which the Company receives net proceeds of $4,000,000. Mr. Eisenberg’s salary was so increased following consummation of the Company’s October 2018 private placement. As compensation for his role as Chief Executive Officer, he will receive a monthly bonus of 5,000 NIS ($1,366). He is also eligible to receive a transaction bonus in connection with certain material transactions, subject to the Company’s clawback rights, as outlined in the employment agreement. In addition, he is eligible to participate in all health insurance and benefit plans offered by the Company to its executives and is entitled to the reimbursement of business expenses and a vehicle allowance.

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

Services Agreement with Noam Danenberg

On August 20, 2018, Wize Israel entered into a restated consulting services agreement with N. Danenberg Holdings (2000) Ltd. (the “Consulting Company”) and Noam Danenberg, the Chief Operating Officer of the Company at the time and the Company’s current Chief Executive Officer. The Consulting Services Agreement provides that Mr. Danenberg will provide consulting services including, but not limited to, general strategic consulting services around business development and fund raising for an initial term of three years. As payment for the consulting services, the Company will pay the Consulting Company 40,000 NIS ($10,921) per month subject to adjustment by the Board of Wize Israel. In addition, the Consulting Company will be eligible to receive a transaction bonus in connection with certain material transactions, subject to the Company’s clawback right, as outlined in the consulting services agreement. The consulting fees shall be increased by 10% upon each of the listing of the Company’s securities on a national exchange and the completion of the Phase IV study randomized, double-masked study of LO2A versus Alcon’s Systane® Ultra UD. The consulting fees shall also be increased by NIS 10,000 upon each final closing of a financing of the Company or Wize Israel during the course of the services agreement in which the Company receives net proceeds of $4,000,000. The consulting fees were so increased following consummation of the Company’s October 2018 private placement.

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

Chairman Agreement with Mark Sieczkarek

In connection with Mr. Sieczkarek’s appointment, the Company and Mr. Sieczkarek entered into a Chairman Agreement (the “Chairman Agreement”) whereby Mr. Sieczkarek shall receive 202,399 restricted stock units and options to purchase 102,222 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Chairman Awards”). The Chairman Awards shall vest as follows: one-eight (1/8) on the effective date of the Chairman Agreement and subsequently in seven equal quarterly installments commencing July 1, 2019. The Chairman Agreement has an initial term of two years and provides that in the event of a change of control (as defined in the Chairman Agreement) the Chairman Awards shall automatically vest in full as of that date. The Chairman Agreement also contains standard representations and warranties regarding confidential information, non-competition and non-solicitation.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding all outstanding equity awards for our named executive officers as of December 31, 2019:

Name	Exercisable	Unexercisable	Option Exercise price ($)	Date

Or Eisenberg (1)	18,000	18,000	3.59	4/4/2025

Noam Danenberg (2)	18,000	18,000	3.59	4/4/2025

Mark Sieczkarek (3)	38,334	63,888	2	14/5/2026

(1)	These options were granted on April 1, 2018 and vested as follows: the options vests in twelve (12) consecutive equal installments over a three year period commencing the April 1, 2019.

(2)	These options were granted on April 1, 2018 and vested as follows: the options vests in twelve (12) consecutive equal installments over a three year period commencing the April 1, 2019.

(3)	These options were granted on May 15, 2019 and vested as follows: eight (8) installments commencing May 15, 2019

Compensation of Directors

The following table provides information regarding the total compensation that we paid or awarded to our directors during the year ended December 31, 2019. Mr. Danenberg’s compensation is described under “Executive Compensation” commencing on page 67 of this Annual Report.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)(1)	($)	($)	($)
Dr. Michael Belkin (2)	22,250	49,500	33,500	-	-	105,250
Yossi Keret	21,950	49,500	21,000	-	-	92,450
Dr. Franck Amouyal (3)	19,050	49,500	21,000	-	-	89,550
Joseph Zarzewsky	23,950	49,500	21,000	-	-	94,450

(1)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(2)	On July 1, 2013, we granted to Dr. Belkin options to purchase 2,176 shares of our Common Stock at $159.12 per share. The options are fully vested and will be expire on the ten year anniversary of the grant date.

(3)	Dr. Amouyal resigned from the Board on March 8, 2020.

Finder’s Fee Agreement with Joseph Zarzewsky

On June 19, 2017, Wize Israel entered into a finder’s fee agreement with Harbin Israel (Trading) Ltd., an affiliate of Mr. Zarzewsky, pursuant to which Mr. Zarzewsky will receive a 5% royalty on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by Mr. Zarzewsky and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon twenty-one days’ notice. Mr. Zarzewsky introduced us to the Chinese Distributor. See “Item 1. BUSINESS — Marketing and Sales” beginning on page 12 of this Annual Report.

Consulting Agreement with Michael Belkin.

On March 31, 2019, we entered into a consulting agreement with Michael Belkin, pursuant to which we agreed to pay him a monthly retainer of NIS 5,000 (approximately $1,450) and options 5,000 shares of common stock per month.

Compensation of Directors

In March, 2019, our board approved annual cash fees of $15,000 in addition to $1,400 per in person meeting, $500 per signed unanimous consent and $700 per telephonic meeting, with respect to meetings and/or signed resolutions, as applicable, of the Board of Directors or a committee of the Board of Directors.

Our board also approved the following equity grants:

●	100,000 restricted stock units vesting quarterly over a period of two years to each director

●	140,000 restricted stock units vesting quarterly over a period of two years to Mr. Danenberg as compensation for his services as Chairman

●	140,000 restricted stock units vesting quarterly over a period of two years to our Chief Financial Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 30, 2020 regarding the beneficial ownership of our Common Stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Wize Pharma, Inc., 24 Hanagar Street, Hod Hasharon, Israel 4527708. As of March 30, 2020, there were 15,995,928 shares of our Common Stock outstanding.

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

Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% and Greater Shareholders
Rimon Gold Assets Ltd. (1)	6,966,415	30.5%
Ridge Valley Corporation (2)	1,040,760	6.1%
Shimshon Fisher (3)	1,531,537	8.8%
Jonathan Rubini (4)	7,316,850	31.5%
Cannabics Pharmaceuticals, Inc. (5)	900,000	5.4%
Named Executive Officers and Directors
Mark Sieczkarek (6)	190,390	1.2%
Dr. Michael Belkin (8)	96,664	*
Yossi Keret (7)	66,664	*
Joseph Zarzewsky (7)	66,664	*
Or Eisenberg (9)	134,100	*
Noam Danenberg (10)	2,937,101	15.6%
Executive Officers and Directors as a Group (7 Persons) (11)	3,558,247	19.5%

*	Represents ownership of less than 1%

(1)	Represents (i) 2,310,048 shares of Common Stock, (ii) 400,000 shares of Common Stock issuable upon exercise of Series A Warrants, (iii) 520,820 shares of Common Stock issuable upon exercise of warrants issued in May 2019, (iv) 3,385,212 shares of Common Stock issuable upon exercise of warrants issued in December 2019, (v) 196,028 shares of Common Stock issuable upon the exercise of the 2016 Investment Rights and (vi) 154,307 shares of Common Stock issuable upon the exercise of the 2017 Investment Rights. Rimon Gold is an Israeli private company wholly owned by the Goldfinger Trust (the “Trust”), whose trustee is Abir Raveh (the “Trustee”) and whose beneficiary is Yair Goldfinger. The Trust directs the management of Rimon Gold, its investment and voting decisions and the Trustee directs the management of the Trust, its investment and voting decisions. The address of Rimon Gold, the Trust and the Trustee is 32 Habarzel, Tel Aviv, Israel. Mr. Goldfinger does not direct the management of Rimon Gold, the Trust or the Trustee, its investment or voting decisions and disclaims beneficial ownership of the shares reported in this table.

(2)	Represents (i) 1,040,760 shares of Common Stock,. Ridge is a Seychelles corporation, whose address is Room 206, Premier Building, P.O Box 332, Victoria, Mahe, Seychelles. Priscilla Julie is the sole director of Ridge and holds the voting and dispositive power of the shares of Common Stock beneficially owned by Ridge. Noam Danenberg, our Chairman, is married to Tali Danenberg Harpaz, who owns 49% of Ridge.

(3)	Represents (i) 584,533 shares of Common Stock, (ii) 173,607 shares of Common Stock issuable upon exercise of warrants issued in May 2019, (iii) 742,018 shares of Common Stock issuable upon exercise of warrants issued in December 2019 and (ii) 31,379 shares of Common Stock issuable upon the exercise of the Investment Rights. The address of Mr. Fisher is 3 HaRav Shmuel Rozovski Street, Bnei Brak, Israel.

(4~~)~~	Represents (i) 2,455,739 shares of Common Stock, (ii) 178,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock, (iii) 259,037 shares of Common Stock issuable upon the exercise of the 2017 Warrants, (iv) 350,000 shares of Common Stock issuable upon exercise of Series A Warrants and (v) 4,074,074 shares of Common Stock issuable upon exercise of warrants issued in December 2019. The address for Mr. Rubini is 2655 Marston Drive, Anchorage, Alaska 99517.

(5)	The address for Cannabics Pharmaceuticals, Inc. is #3 Bethesda Metro Center, Suite 700, Bethesda, MD 20814. Eyal Barad, as Chief Executive Officer of Cannabics Pharmaceuticals, Inc., has voting and dispositive power over securities of the Company held by Cannabics Pharmaceuticals, Inc.

(6)	Represents (i) 75,900 shares of Common Stock, (ii) 50,600 shares of Common Stock issuable upon the vesting of RSUs, (iii) 63,890 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2020.

(7)	Represents (i) 25,000 shares of Common Stock, (ii) 25,000 shares of Common Stock issuable upon the vesting of RSUs, (iii) 16,664 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2020.

(8)	Represents (i) 25,000 shares of Common Stock, (ii) 25,000 shares of Common Stock issuable upon the vesting of RSUs, (iii) 46,664 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2020.

(9)	Represents (i) 75,100 shares of Common Stock, (ii) 35,000 shares of Common Stock issuable upon the vesting of RSUs, (iii) 24,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2020.

(10)	Represents (i) 58,415 shares of Common Stock which are held by a company where Mr. Danenberg holds a minority interest and he does not serve as a director or an officer, (ii) 200,100 shares of Common Stock which were issued to Danenberg Holdings, a services company wholly owned by Mr. Danenberg, (iii) 752,581 shares of Common Stock which were issued to Mobigo Inc, a services company wholly owned by Mr. Danenberg (iv) 35,000 shares of Common Stock issuable upon the vesting of RSUs, (v)24,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2020, (vi) 125,000 shares of Common Stock issuable upon exercise of Series A Warrants, (iii) 173,607 shares of Common Stock issuable upon exercise of warrants issued in May 2019, (iv) 1,505,162 shares of Common Stock issuable upon exercise of warrants issued in December 2019 and (vii) 63,236 shares of Common Stock issuable upon the exercise of the 2017 Investment Rights

(11)	Represents (i) 1,262,096 shares of Common Stock, (ii) 220,600 shares of Common Stock issuable upon the vesting of RSUs, (v)208,546 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 26, 2020, (vi) 125,000 shares of Common Stock issuable upon exercise of Series A Warrants, (iii) 173,607 shares of Common Stock issuable upon exercise of warrants issued in May 2019, (iv) 1,505,162 shares of Common Stock issuable upon exercise of warrants issued in December 2019 and (vii) 63,236 shares of Common Stock issuable upon the exercise of the 2017 Investment Rights

Equity Compensation Plan Information

Stock Option Plans

2012 Stock Incentive Plan

On February 6, 2012, our Board and stockholders adopted the 2012 Stock Incentive Plan (the “2012 Plan”). The purpose of the 2102 Plan is to advance the interests of our stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to us and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of our stockholders.

Each stock option granted shall be exercisable at such times and terms and conditions as the Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years. Upon the adoption of the 2012 Plan, we reserved for issuance 45,370 shares of Common Stock. There are 45,370 shares of Common Stock authorized for non-statutory and incentive stock options, restricted stock units, and stock grants under the 2012 Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. As of December 31, 2019, we had 40,474 shares of Common Stock available for future grant under the 2012 Plan. During the years ended December 31, 2019 and 2018, we granted 153,822 and 25,500, respectively, new stock options.

The 2012 Plan is administered by our Board. The persons eligible to participate in the 2012 Plan are as follows: all of our employees, officers and directors, as well as consultants and advisors to the Company.

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

On January 29, 2013, our Board conditionally approved the adoption of an annex (the “Annex”) to the 2012 Plan. Approval of the Annex by our Board was contingent upon the following: 1) 30 days elapsing since approval of the Annex by the Board of Directors, and 2) filing with Israeli income tax authorities (the “Tax Authorities”). On February 7, 2013, the Annex was filed with the Tax Authorities and on March 8, 2013, the Annex became effective.

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

The purpose of the approval and adoption of the Annex is to harmonize the terms and conditions of the 2012 Plan with applicable Israeli law and provide specific provisions regarding optionees who are subject to Section 102(a) of the Israeli Income Tax Ordinance (New Version), 5721-1961 (the “Ordinance”). The Annex is intended to promote our interests by providing present and future officers, other employees (including directors who are also our employees) and consultants with an incentive to enter into and continue in our employ and to acquire a proprietary interest in our long-term success. Our Board shall have the authority to determine additional persons which will be granted rights under the Annex.

Pursuant to the Annex, our Board is authorized to grant stock options to persons subject to the Ordinance. Our Board may grant to employees, officers, and directors options under Section 102 of the Ordinance, or 102 Options, and to consultants and other service providers options under Section 3(i) of the Ordinance, or 3(i) Options. Our Board may designate 102 Options as “Approved 102 Options” for which the options and shares upon exercise must be held in trust and granted through a trustee, and as “Unapproved 102 Options” for which the options and shares upon exercise do not have to be held in trust. As described further below, the type of option and duration of time the option and shares upon exercise are held in trust will determine the tax consequences to the participant. Of the Approved 102 Options, our Board may grant options as “Work Income Options” for which the options and shares upon exercise must be held in trust for 12 months from the date of grant, or as “Capital Gain Options” for which the options and shares upon exercise must be held in trust for 24 months from the date of grant. If the requirements of the Approved 102 Options are not met, the options are regarded as Unapproved 102 Options. 3(i) Options and the shares upon exercise may be held in trust as well, depending upon the agreement between our Board, optionee, and the trustee of the trust. Approved 102 Options which have been granted as “Capital Gains Options” enable the optionee to pay capital gains tax on such option provided the terms of the grant and Section 102 of the Ordinance have been met whilst all other option grants under the Annex are treated as regular income and are subject to the taxation applicable thereto. The trustee appointed under the Annex is required to qualify as a trustee under Section 102 of the Ordinance and shall hold any options granted under the Annex in trust for the respective holding periods as designated under the Annex and Section 102 of the Ordinance. The grant of options under the Annex requires the delivery of a grant notification letter to each optionee in which all the relevant terms and conditions of such grant are set out. The grant notification letter may include additional matters relating to the vesting of the options, exercise periods, events of termination of employment, etc. The Annex sets out that for as long as options or shares purchased pursuant to thereto are held by the trustee on behalf of the optionee, all rights of the optionee over the shares are personal, cannot be transferred, assigned, pledged or mortgaged, other than by will or laws of descent and distribution. The Annex shall be governed by and construed and enforced in accordance with the laws of the State of Delaware.

The following table summarizes information as of the close of business on December 31, 2019 concerning the 2012 Plan and other options outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	4,896	190.7	40,474
Equity compensation plans not approved by security holders	-	-	-
Total	4,896	190.7	40,474

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Described below are the transactions and series of similar transactions since January 1, 2019 to which we were a party in which:

●	the amounts involved exceeded the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years; and

●	any of the directors, executive officers, holders of more than 5% of our share capital, or any member of their respective immediate family had or will have a direct or indirect material interest.

For more information, please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” beginning on page 48 of this Annual Report.

Agreements with Executive Officers and Directors

Mr. Noam Danenberg, our Chairman and Former Chief Operating Officer and Wize Israel’s strategic advisor, is also the husband of Tali Harpaz, who owns 49% of Ridge.

Pursuant to the Series B Purchase Agreement, Mr. Danenberg, through Mobigo, has purchased 300 shares of Series B Preferred Stock in the aggregate amount of $300,000, and Mr. Sieczkarek has purchased 50 shares of Series B Preferred Stock in the aggregate amount of $50,000.

Wize Israel has entered into employment, services and other agreements with certain of its directors and executive officers. For more information regarding these other agreements entered into by Wize Israel with certain of its directors and executive officers, please see “Item 11. EXECUTIVE COMPENSATION — Executive Compensation – Executive Employment Agreements” beginning on page 67 of this Annual Report, “Item 11. EXECUTIVE COMPENSATION — Compensation of Directors” beginning on page 70 of this Annual Report.

Director Independence

See Item 10 – “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE –Director Independence” beginning on page 64 of this Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On February 15, 2018, the Company dismissed Kost Forer Gabbay & Kasierer, a member of EY as the Company’s independent registered public accounting firm and engaged Fahn Kanne & Co. Grant Thornton Israel (“Grant Thornton”) as its new independent registered public accounting firm.

During the two most recent fiscal years and the interim periods preceding the engagement of Grant Thornton, neither the Company nor anyone on its behalf had previously consulted with Grant Thornton regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

Audit Fee

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton for 2019 and 2018:

	2019	2018

Audit Fees - Grant Thornton (1)	$75,000	$89,000
Audit Related Fees - Grant Thornton	-	-
Tax Fees – Grant Thornton (2)	-	-
All other Fees – Grant Thornton (3)	-	-
All other Fees – EY (3)		5,000
Total Fees	$75,000	$94,000

(1)	Consists of fees billed for the audit of our annual financial statements and the review of financial statements included in our 10-Q, 8-K reports and our Form S-4 Registration Statement and services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the named accountant for tax compliance, tax advice, and tax planning.

(3)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the named accountant, other than the services reported above.

Audit Committee Pre-approval Policies and Procedures

Until February 22, 2018, we did not have an audit committee and as a result our Board performed the duties of an audit committee.  Our audit committee evaluates and approves in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index to Financial Statements

The following consolidated financial statements are filed as part of this Annual Report:

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

U.S. DOLLARS IN THOUSANDS

Fahn Kanne & Co.
Head Office
32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wize Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wize Pharma, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1b to the Financial Statements, the Company has incurred net losses since its inception, and has not yet generated any material revenues. As of December 31, 2019, there is an accumulated deficit of $33,899 thousand. These conditions, along with other matters as set forth in Note 1b, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1b. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tel-Aviv, Israel

March 30, 2020

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	As of December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$718	$3,183
Restricted bank deposit	41	—
Marketable equity securities (Note 3)	10	32
Other current assets (Note 4)	378	180

Total current assets	1,147	3,395

NON-CURRENT ASSETS:

Operating lease right of use assets	22	-
Property and equipment, net	7	8

Total non-current assets	29	8

TOTAL ASSETS	$1,176	$3,403

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Account payables (Note 7)	$369	$306
Operating lease obligation - current	22	-
Current portion of license purchase obligation (Note 6)	250	250
Convertible loans, net (Note 8)	-	2,635

Total current liabilities	641	3,191

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (Note 11):
preferred stock A, with $0.001 par value per share (“Series A Preferred Stock”)-
Authorized: 1,000,000 shares at December 31, 2019 and 2018; Issued and outstanding: 178 and 910 shares at December 31, 2019 and 2018, respectively	*	1
common stock, with $0.001 par value per share (“Common Stock”) -
500,000,000 shares authorized at December 31, 2019 and 2018; 15,873,128 and 8,957,550 shares issued and outstanding at December 31, 2019 and 2018, respectively	16	9
Additional paid-in capital	34,491	30,272
Accumulated other comprehensive loss	(73)	(73)
Accumulated deficit	(33,899)	(29,997)

Total stockholders’ equity	535	212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,176	$3,403

*	Less than 1 thousand.

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	For the Year Ended December 31,
	2019	2018

Operating expenses:
Research and development expenses	$492	$694
General and administrative expenses (Note 12a)	2,678	2,936

Operating loss	(3,170)	(3,630)

Financial income (expense), net (Note 12b)	(280)	351

Net loss	$(3,450)	$(3,279)

Addition to net loss (for EPS purpose)
Deemed dividend with respect to the repurchase of right for future investment	(185)	(292)
Deemed dividend due to exercise price adjustment of warrants as a result of certain down-round anti-dilution protection or price protection features included in the warrants	(267)
Net loss applicable to stockholders of Common Stock	$(3,902)	$(3,571)

Comprehensive loss	$(3,450)	$(3,279)

Basic and diluted net loss per share	$(0.36)	$(0.61)

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	10,519,682	5,649,262

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Series A Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount	capital	income (loss)	deficit	(deficit)

Balance as of December 31, 2017	—	$—	4,350,608	$4	$23,397	$(47)	$(26,452)	$(3,098)
Cumulative effect adjustment from transition to ASU 2016-01	—	—	—	—	—	(26)	26	—
Issuance of shares with respect to exercise of PIPE Warrants and right for future investment (Note 11d)	—	—	788,658	1	1,144	—	—	1,145
Issuance of units consisting of Common Stock, Series A Preferred Stock and detachable warrants net of issuance costs	1,350	1	3,100,000	3	3,911	—	—	3,915
Conversion of Preferred stock into Common Stock (Note 11i)	(440)	*)-	440,000	*)-	—	—	—	—
Amount allocated to the repurchase of beneficial conversion feature in convertible loans	—	—	—	—	(1,918)	—	—	(1,918)
Amount allocated to the right for future investment - 2016 Loan upon 2018 Loan Amendment	—	—	—	—	952	—	—	952
Amount allocated to the right for future investment-2017 Loan upon 2018 Loan Amendment	—	—	—	—	1,444	—	—	1,444
Deemed dividend with respect to the repurchase of right for future investment	—	—	—	—	—	—	(292)	(292)
Stock-based compensation	—	—	278,284	1	1,342	—	—	1,343
Net loss	—	—	—	—	—	—	(3,279)	(3,279)

Balance as of December 31, 2018	910	$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212

*)	Representing amount less than $1

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

(Continued)

	Series A Preferred Stock			Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s Equity
	Number	Amount		Number	Amount	capital	income (loss)	deficit	(deficit)

Balance as of December 31, 2018	910		$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212
Amounts allocated to repurchase of existing right for future investment related to the 2016 Loan and the 2017 Loan (See Note 8)	-		-	-	-	(633)	-	-	(633)
Amounts that were allocated to recognition of the right for future investment and warrants –2016 Loan (See Note 8)	-		-	-	-	637	-	-	637
Amounts that were allocated to recognition of the right for future investment and warrants – 2017 Loan (See Note 8)	-		-	-	-	962	-	-	962
Deemed dividends with respect to the repurchase of right for future investment (See Note 8)	-		-	-	-	-	-	(185)	(185)
Issuance of Common Stock and warrants for cash (Note 11u)	-		-	2,037,037	2	548	-	-	550
Issuance of Common Stock and warrants due to 2016 Loan and 2017 Loan repayment (Note 11t)	-		-	2,816,196	3	991	-	-	994
Terms modification and cancellation of existing financial instruments due to 2016 and 2017 loan repayment (Note 8e)	-		-	-	-	(135)	-	-	(135)
Issuance of Common Stock (Note 11k	-		-	900,000	1	764	-	-	765
Conversion of Preferred stock into Common Stock (Note 11o and 11l)	(732)		(1)	732,000	1		-	-	-
Deemed dividend due to exercise price adjustment of warrants as a result of certain down-round anti-dilution protection or price protection features included in the warrants (Note 11h)	-		-	-	-	267	-	(267)	-
Stock-based compensation	-		-	430,345	-	818	-	-	818
Net loss	-		-	-	-	-	-	(3,450)	(3,450)

Balance as of December 31, 2019	178	$	*	15,873,128	16	$34,491	$(73)	$(33,899)	$535

*)	Representing amount less than $1

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities

Net loss	$(3,450)		$(3,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1		2
Stock-based compensation	818		1,289
Loss on marketable equity securities	527		33
Amortization of premium related to convertible loans (Notes 8 and 12)	(1,257)		(2,149)
Accrued interest on convertible loans (Notes 8 and 12b)	45		56
Loss from extinguishment of convertible loans (Notes 8 and 12b)	977		1,709

Increase in license purchase obligation (Note 6)	150		150
Change in:
Other current assets	62		(86)
Other accounts payable	63		67

Net cash used in operating activities	(2,064)		(2,208)

Cash flows from investing activities

Purchase of property and equipment	*		(5)
Proceeds from sale of marketable equity securities	-		258

Net cash provided by investing activities	*		253

Cash flows from financing activities

Proceeds from issuance of shares and warrants (Note 11u)	550		-
Proceeds from issuance of shares with respect to exercise of PIPE Warrants and right for future investment	-		1,145
Proceeds from issuance of units consisting of Common Stock, Series A Preferred Stock and warrants (Note 12c)	-		3,915
Convertible loan repayment	(760)		-
Repayment of license purchase obligation	(150)		(150)

Net cash provided by (used in) financing activities	(360)		4,910

Effect of exchange rate change on cash, cash equivalents and restricted cash			1

Change in cash, cash equivalents and restricted cash	(2,424)		2,956
Cash, cash equivalents and restricted cash at the beginning of the year	3,183		227

Cash, cash equivalents and restricted cash at the end of the year	$759		$3,183

Supplemental disclosure of non-cash financing activities:
Increase in other current assets through equity	$-		$54
Deemed dividend with respect to the repurchase of right for future investment	$-		$292
Conversion of Preferred stock into Common Stock	$-	$	*
Amount allocated to the repurchase of beneficial conversion feature in convertible loans	$-		$(1,918)
Amount allocated to the right for future investment – 2016 Loan upon 2018 Amendment	$-		$952
Amount allocated to the right for future investment- 2017 Loan upon 2018 Amendment	$-		$1,444
Ordinary shares issued through receipt of marketable securities (Note 11k)	$765		$-
Amount allocated to the repurchase right for existing right for future investment related to the 2016 Loan and the 2017 Loan – March 2019 Loan Amendment	$(481)		$-
Amounts that were allocated to the recognition of right for future investment - 2016 Loan – March 2019 Loan Amendment	$256		$-
Amounts that were allocated to the recognition of right for future investment - 2017 Loan – March 2019 Loan Amendment	$386		$-
Deemed dividends with respect to the repurchase of right for future investment – March 2019 Loan Amendment	$104		$-
Amount allocated to the repurchase right for existing right to future investment related to the 2016 Loan and the 2017 Loan – May 2019 Amendment	$(152)		$-
Amounts that were allocated to the right for future investment and warrants - 2016 Loan – May 2019 Amendment	$381		$-
Amounts that were allocated to the right for future investment and warrants - 2017 Loan – May 2019 Amendment	$576		$-
Deemed dividends with respect to the repurchase of right for future investment – May 2019 Amendment	$81		$-
Amount allocated to the 2016 Loan - March 2019 Loan Amendment	$729		$-
Amount allocated to the 2017 Loan - March 2019 Loan Amendment	$1,037		$-
Amount allocated to the 2016 Loan - May 2019 Amendment	$634		$-
Amount allocated to the 2017 Loan - May 2019 Amendment	$922		$-
Repayment of convertible loans through Common Stock	$760		$-
Deemed dividend due to exercise price adjustment of warrants as a result of certain down-round anti-dilution protection or price protection features included in the warrants	$267		$-
Sell of Cannabics’s shares through a broker	$260

*)	Representing amount less than $1

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	Wize Pharma, Inc. (the “Company” or “Wize”) was incorporated in the State of Delaware.

On November 16, 2017, the Company completed the acquisition of Wize Pharma Ltd., an Israeli company (“Wize Israel”) by way of a reverse triangular merger (the “Merger”).

Wize Israel is a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including dry eye syndrome (“DES”).

Commencing August 30, 2016, Wize Israel manages most of its activity through OcuWize Ltd. (“OcuWize”), a wholly-owned Israeli subsidiary which manages and develops most of the Company’s activity under the License Agreement.

For discussion regarding the issuance of mandatorily redeemable B preferred shares as a partial financing, together with the grant of a right to receive 37% of future L02A-based products (“LO2A Proceeds”) (if any) and the purchase of Bonus BioGroup Ltd. (“Bonus”) shares occurring in January 2020, see also Note 14.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of December 31, 2019, the Company has an accumulated deficit of $33,899.

In addition, in each of the years ended December 31, 2019 and 2018, the Company reported losses and negative cash flows from operating activities.

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

Regarding a transaction with Bonus in January 2020 see also Note 14.

c.	Risk factors:

As of December 31, 2019, the Company had an accumulated deficit of $33,899. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities along with the general and administrative expenses it incurs to support these activities.

The Company expects to continue to incur losses for the foreseeable future, and these losses will likely increase as it:

●	initiates and manages pre-clinical development and clinical trials for LO2A (as defined below);

●	seeks regulatory approvals for LO2A;

●	implements internal systems and infrastructures;

●	seeks to license additional technologies to develop;

●	pays royalties related to the License Agreement;

●	hires management and other personnel; and

●	moves towards commercialization.

No certainty exists that the Company will be able to complete the development of LO2A for Conjunctivochalasis (“CCH”), Sjögren’s syndrome (“Sjögren’s”) or any other ophthalmic disorder, due to financial, technological or other difficulties. If LO2A fails in clinical trials or does not gain regulatory clearance or approval, or if LO2A does not achieve market acceptance, the Company may never become profitable.

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

a.	Use of estimates in preparation of Financial Statements:

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

As applicable to the consolidated Financial Statements, the most significant estimates and assumptions relate to the going concern assumptions, determining the fair value of embedded and freestanding financial instruments related to convertible loans and rights to future investment as part of modification or the settlement of the convertible loans and the determination of whether modification of terms of financial instruments is considered substantial.

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

The Company aims to direct its main operations in the United States market. In addition, the convertible loans were denominated in U.S. dollars. Similarly, the Company issued warrants eligible for exercise for the Company’s shares of Common Stock at an exercise price denominated in U.S. dollars and during January 2020 the Company completed the issuance of 7,500 Series B Non-Voting Redeemable Preferred Stock for a purchase price of $1 per share. Also, the management believes the Company will raise funds through private investment rounds and / or from issuance of equity in dollar amounts by approaching the market in the United States. As a result, it was determined that the U.S dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional currency of the Company is the U.S. dollar. The Company maintains its books and records in local currency, which is NIS.

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

The following table presents data regarding the dollar exchange rate of relevant currencies:

	As of December 31,		% of change
	2019	2018	2019	2018

USD 1 = NIS	3.456	3.748	(7.8)	8.1

d.	Cash and cash equivalents:

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

December 31
2019

Cash and cash equivalents	$718
Restricted bank deposit	41
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$759

There were no restricted cash amounts as of December 31, 2018.

e.	Restricted bank deposit:

Restricted bank deposit is a deposit with maturities of more than three months and up to one year. The restricted bank deposit was presented at its cost, including accrued interest and represents cash which is used as collateral for Wize Israel’s credit card used for certain corporate business expenses.

f.	Marketable equity securities:

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

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2019 and 2018, no impairment losses have been identified.

i.	Research and development expenses:

Research and development expenses are charged to the statement of comprehensive loss as incurred.

In-Process Research and Development assets, acquired in an asset acquisition (i.e., assets acquired outside a business combination transactions) that are to be used in a research and development project which are determined not to have an alternative future use are charged to expense at the acquisition date in accordance with ASC 730, “Research and Development”.

j.	Severance pay:

Wize Israel has two employee as of December 31, 2019 and 2018. Wize Israel’s liability for severance pay is subject to Section 14 of Israel’s the Severance Compensation Act, 1963 (“Section 14”), pursuant to which all Wize Israel’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release Wize Israel from any future severance payments in respect of those employees. Wize Israel has made all of the required payments as of December 31, 2019 and 2018.

WIZE PHARMA INC. AND SUBSIDIARIES

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

Severance expenses for the years ended December 31, 2019 and 2018 amounted to $17 and $10, respectively.

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

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. As of December 31, 2019 and 2018, no liability for unrecognized tax positions has been recognized.

l.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and restricted bank deposits. Cash and cash equivalents and restricted bank deposits are invested in major banks in Israel.

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

Allocation of proceeds:

The proceeds received upon the original issuance of the 2016 Loan (as defined below) together with a freestanding derivative financial instrument (derivative liability for right to future investment) were allocated to the financial instruments issued based on the residual value method.

The detachable derivative financial instrument related to the 2016 Loan was recognized based on its fair value and the remaining amount of the proceeds was allocated to the 2016 Loan component.

The 2017 Loan (as defined below) was not issued with any detachable instruments.

Beneficial Conversion Features (“BCFs”):

a.	Upon initial recognition, the Company has considered the provisions of ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), and determined that the embedded conversion feature of the 2016 Loan should not be separated from the host instrument because it qualifies for equity classification. Furthermore, the Company applied ASC 470-20, “Debt – Debt with Conversion and Other Options” (“ASC 470-20) which clarifies the accounting for instruments with BCFs or contingently adjustable conversion ratios, and has applied the BCFs guidance to determine whether the conversion feature is beneficial to the investor.

The BCFs was calculated by allocating the proceeds received in financing transactions to the 2016 Loan and to any detachable freestanding financial instrument (derivative liability for future investment) included in the transaction, and by measuring the intrinsic value of the conversion option based on the effective conversion price as a result of the allocated proceeds.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Upon initial recognition, the Company has considered the provisions of ASC 815-15, “Derivatives and Hedging - Embedded Derivatives”, and determined that the embedded conversion feature of the 2017 Loan cannot be considered as clearly and closely related to the host debt instrument, However, it was determined that the embedded conversion feature should not be separated from the host instrument because the embedded conversion option, if freestanding, did not meet the definition of a derivative in accordance with the provisions of ASC 815-10, “Derivatives and Hedging” since its terms did not require or permit net settlement. Thus, it was determined that the conversion feature does not meet the characteristic of being readily convertible to cash.

Furthermore, the Company applied ASC 470-20 which clarifies the accounting for instruments with BCFs or contingently adjustable conversion ratios.

Pursuant to ASC 470-20-30, the amount of the BCFs with respect to the 2017 Loan was calculated at the commitment date, as the difference between the conversion price (i.e., the entire proceeds received for the 2017 Loan) and the aggregate fair value of the Common Stock and other securities (which consist of the future Investment Rights) into which the 2017 Loan was convertible.

As such difference was determined to be greater than the amount of the entire proceeds originally received for the 2017 Loan, the amount of the discount assigned to the BCFs was limited to the amount of the entire proceeds.

c.	Following modifications or exchanges of convertible loans that were accounted for as an extinguishment (see below), upon each additional recognition of the convertible loans based on their modified terms, the Company applied ASC 470-20, “Debt – Debt with conversion and other options” to determine whether the conversion feature is considered beneficial to the investors. However, due to the fact that following each of the extinguishments of the convertible loans, such modified convertible loans were recognized based on their fair value as of the modification date, the conversion terms were not considered beneficial to the investors.

d.	Modifications or Exchanges:

Modifications to, or exchanges of, financial instruments such as convertible loans, are accounted for as a modification or an extinguishment, following to provisions of ASC 470-50, “Debt- Modification and Extinguishments” (“ASC 470-50”). Such an assessment done by management either qualitatively or quantitatively based on the facts and circumstances of each transaction.

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

Issuance costs of convertible loan:

a.	Upon initial recognition, costs incurred in respect of obtaining financing through issuance of the 2016 Loan (or costs allocated to such component in a package issuance) are presented as a direct deduction from the amount of the 2016 Loan and in subsequent periods such costs (together with the discount created by BCFs if applicable) expensed as financing expenses over the contractual term of the 2016 Loan by using the effective interest method. Any such costs that were allocated to the derivative component were expensed as incurred.

b.	Upon initial recognition, costs incurred in respect of obtaining financing through issuance of the 2017 Loan also discussed in Note 8 (or costs allocated to such component in a package issuance) were presented as a deferred asset since the 2017 Loan was completely discounted at the initial recognition. In subsequent periods, such expenses were amortized ratably over the original term of the 2017 Loan.

Extinguishment of convertible loans:

Upon the final extinguishment of the convertible loans upon their maturity, the difference between the reacquisition price which consist of the cash paid, the fair value of instruments issued (shares and warrants) and the modification of loans and cancellation of existing financial instruments) and the carrying amounts of the convertible loans being extinguished is recognized as a gain or loss in the period of extinguishment.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2019, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Legal costs incurred in connection with loss contingencies are expensed as incurred.

p.	Treasury shares:

Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock, until such shares are retired and removed from the account.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q.	Series A Warrants and December 2019 Warrants with Down-Round Protection

Commencing January 1, 2018 and following the early adoption of Accounting Standard Update (“ASU”) No. 2017-11, “I. Accounting for certain financial instruments with Down Round Features” (ASU 2017-11) as described in Note 2.r, the Company disregard certain down-round features when assessing whether a financial instrument is indexed to its own stock, for purposes of determining liability or equity classification.

Based on its evaluation, management has determined that the Series A Warrants (as defined below) and warrants that were issued on October 2018 (the “October 2018 Warrants”) and on December 20, 2019 (the “December 2019 Warrants”), as part of a private placement , as described in Note 11h and 11u, respectively, which include a down-round protection that would adjust the exercise price of the Series A Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Series A Warrants, are eligible for equity classification.

In accordance with the provisions of ASU 2017-11, upon the occurrence of an event that triggers a down round protection (i.e., when the exercise price of the Series A Warrants is adjusted downward because of the down round feature), the effect is accounted for as a deemed dividend and as a reduction of income available (increase of loss applicable) to common shareholders for purposes of basic earnings per share (EPS) calculation.

Regarding a triggering event that required down-round adjustment of the exercise price of the warrants during 2019, see Note 8e.

r.	Basic and diluted loss per share:

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

For the years ended December 31, 2019 and 2018, all outstanding stock options and other convertible instruments have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2019 and 2018, is as follows:

	Year ended December 31,
	2019	2018

Numerator:
Net loss	$(3,450)	$(3,279)
Add: Loss attributed to preferred stock (*)	136	147
Less: Deemed dividend with respect to right for future investment	$(185)	$(292)
Less: Deemed dividend due to down round adjustment	(267)	-

Net loss applicable to stockholders of Common Stock	$(3,766)	$(3,424)

Denominator:
Shares of Common Stock used in computing basic and diluted net loss per share	10,519,682	5,649,262
Net loss per share of Common Stock, basic and diluted	$(0.36)	$(0.61)

(*)	During the year ended December 31, 2018 the Company issued preferred stock pursuant to the Purchase Agreement (as defined below). These preferred shares are participating securities as described in Note 12h. During the years ended December 31, 2019 and 2018 there were no other potentially dilutive instruments.

	Year ended December 31,
	2019	2018

Number of shares:
Common shares used in computing basic loss per share	10,519,682	5,649,262
Common shares used in computing diluted loss per share	10,519,682	5,649,262

Preferred Stock, options and warrants excluded from the calculations of diluted loss per share	16,931,097	10,498,954

The components of accumulated other comprehensive income (loss) which resulted from foreign currency translation adjustment as of December 31, 2019 and 2018 were as follows:

Total accumulated other comprehensive income (loss)

Balance at December 31, 2018	$(73)

Balance at December 31, 2019	$(73)

t.	Stock-based compensation:

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

The fair value of stock options granted to Wize Israel employees was estimated using the Black- Scholes option pricing model, which requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of Wize Israel on a weekly basis since the marketability of Wize Israel is less than the expected option term. The expected option term represents the period that Wize Israel’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term.

The expected dividend yield assumption is based on Wize Israel’s historical experience and expectation of no future dividend payouts. Wize Israel has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

Until December 31, 2017, ASC 505-50, “Equity-Based Payments to Non-Employees” provisions were applied with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the grant date, and at the end of each accounting period between the grant date and the final measurement date. Following the adoption of ASU2018-07 all equity-classified nonemployee share-based payment awards granted during 2018 and 2019 were measured at grant-date fair value of the equity instruments that the Company is obligated to issue.

u.	Disclosure of new accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize their leases contracts as assets and liabilities in the Financial Statements. Furthermore, with respect to operating lease transactions, ASU 2016-02 requires the Company to continue recognizing expenses but recognize expenses on their income statements in a manner similar to current lease accounting. The amendments in this ASU became effective on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.

The Company recognized $42 of operating lease right of use assets and operating lease liabilities at January 1, 2019. As of December 31, 2019, total of right-of-use assets related to the Company’s operating leases and operating lease liabilities was $22.

The Company recorded an amortization of $20 in right of use assets and operating lease liabilities for the year ended December 31, 2019.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The components of lease costs, lease terms and discount rate are as follows:

Year Ended December 31, 2019
Operating lease costs:
Office rent	22
Total operating lease cost	22

Remaining Lease Term
Office rent	0.9 years

Weighted Average Discount Rate
Office rent	15%

Period:
2020	22
22

v.	Recent Accounting Pronouncements not adopted yet

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)

On June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Update 2016-3”) ASC Update 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those years.

The Company is in the process of evaluating the effect that ASU 2016-13 will have on the results of operations and financial statements, if any.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	MARKETABLE EQUITY SECURITIES

a.	The Company owns 52,249 ordinary shares of Can-Fite representing approximately 0.04% and 0.12% of Can-Fite’s issued and outstanding share capital as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the investment amounts to $6. During the year ended December 31, 2019 the Company recorded a loss of $26.

b.	As of December 31, 2019 the Company owns 25,000 ordinary shares of Cannabics Pharmaceuticals, Inc. (“Cannabics”) representing less than 1% of its issued and outstanding share capital as of that day, see Note 11k. As of December 31, 2019, the investment amounts to $3.

c.	In respect with Note b above, during the fourth quarter of 2019, the Company sold 2,238,944 shares through a broker at the amount of $260 (see also Note 4) which were received as of the date of Financial Statements. The Company made a payment of $1 to the broker as a deposit for the Broker’s activity. During the year ended December 31, 2019 the Company recorded a loss of $501.

NOTE 4:-	OTHER CURRENT ASSETS

	December 31,
	2019	2018

Prepaid expenses	$92	$97
Receivables from governmental authorities	26	75
Other receivable (Note 3)	260	-
Other	-	8

	$378	$180

NOTE 5:-	LICENSE AGREEMENT

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A”) in the United States and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including CCH and Sjögren’s. Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco royalties for sales in the licensed territories, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In January 2019 and January 2020, the Company paid Resdevco royalties in the amount of $150.

Pursuant to the License Agreement, the minimum royalties payable by Wize Israel to Resdevco shall be $150 per year through 2021. A one-time payment to Resdevco by Wize Israel in an amount of $650 shall be due no later than the second anniversary of the receipt of Food and Drug Administration (“FDA”) approval (the “Deferred Amount”); however, following FDA approval, if annual royalties due to Resdevco by Wize Israel exceed the Minimum Royalties (as defined in the License Agreement), an amount equal to 50% of such excess shall be added towards settlement of the Deferred Amount. As to royalty payments, Resdevco shall be entitled to the greater of $0.60 per unit sold, or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, but not less than the Minimum Royalties.

The Company has determined not to pursue currently any activities outside the USA until the Company will obtain from Resdevco satisfactory registration file including DES and at least one more indication such as CCH or Sjögren’s. The Company seeks to approve a proposed regulatory strategy acceptable to the Chinese market based on the regulatory files provided.

As of the date of these Financial Statements, the Company had not received FDA approval for LO2A.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	LICENSE AGREEMENT (Cont.)

As of December 31, 2019, the Company has recognized a liability of $250, representing the minimum commitment to pay royalties based on the upcoming January 2020 payment in an amount of $150 and an amount of $100 which represents a termination fee payable to Resdevco if the Company exercises its right to terminate the License Agreement.

As of December 31, 2019 and 2018, the current liability to pay future royalties amounts to $250 (see also Note 6).

On February 28, 2019, the Company terminated the distribution agreements in the territory of Ukraine.

NOTE 6:-	LICENSE PURCHASE OBLIGATION

a.

In July 2017, Wize Israel and Resdevco amended the License Agreement pursuant to which the annual royalties amount of $475 were reduced to $150 for 2018 and 2019. In addition, If Wize Israel would have obtained an FDA marketing license during 2019, the Company was also required to pay Resdevco the remainder of the payment of 2019, however, such approval was not achieved in 2019. Consequently, during the third quarter of 2017 the Company has recognized an amount of $150 as an additional liability with respect to the 2018 minimum commitment, which was paid during the third quarter of 2018. In addition, during the third quarter of 2018 and 2019, the Company has recognized an amount of $150 as a liability in respect to the 2019 and 2020, respectively, minimum commitment. Such amount was reflected as an expense under research and development expenses in 2018 and 2019 as applicable. In February 2019, the Company and Resdevco agreed that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of FDA approval for eye drops utilizing the licensed technology.

On May 31, 2018, The Company entered into a distribution agreement with the Chinese distributor. As a result of entering into the agreement above, the term of the Third Amendment did not expire on June 1, 2018.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	LICENSE PURCHASE OBLIGATION (Cont.)

b.	The following table details the repayment dates of the remaining Minimal Commitment on the financial liability and the balance in the consolidated Financial Statements:

	As of December 31,
	2019	2018
Repayment dates:
January 1, 2019	$-	$250
January 1, 2020 (see to Note 5)	250	-

Remaining balance	250	250

Current liability	250	250
Non-current liability	-	-

Total	$250	$250

NOTE 7:-	ACCOUNTS PAYABLES

	December 31,
	2019	2018

Employees and payroll accruals	$87	$130
Accrued expenses	278	142
Trade payables	4	34

	$369	$306

NOTE 8:-	CONVERTIBLE LOANS

On March 20, 2016, Wize Israel entered into an agreement (as amended, the “2016 Loan Agreement”) pursuant to which Rimon Gold Assets Ltd. (“Rimon Gold”) extended a loan in the principal amount of up to NIS 2 million (approximately $531 according to an exchange rate at 2016 loan originate date), which bears interest at an annual rate of 4% (the “2016 Loan”). Pursuant to the 2016 Loan Agreement, as modified by the 2017 Loan Agreement (as defined below) and the 2017 Loan Amendment (as defined below), the 2016 Loan had a maturity date of December 31, 2018. Regarding the modifications of the maturity date of the 2016 Loan on October 2018, March 2019 and May 2019, see also Note 8a, 8b, 8c and 8d. Regarding loan extinguishment, refer to Note 8e.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

Under the 2016 Loan Agreement, Rimon Gold had the right, at its sole discretion, to convert any outstanding portion of the 2016 Loan, but not less than NIS 100,000 (approximately $26 according to an exchange rate at 2016 loan origination date), into Wize Israel ordinary shares at a conversion price of NIS 15.2592 per share (approximately $3.84), subject to adjustments for stock splits and similar events set forth in the 2016 Loan Agreement. As a result of the Merger and based on the Exchange Ratio, the conversion price per share for the 2016 Loan was adjusted to NIS 3.6 (approximately $0.96). As a result of the 2017 Loan Amendment, the aggregate principal amount of the 2016 Loan was adjusted to $531 and the conversion price per share for the 2016 Loan was adjusted to $0.9768.

In addition, under the 2016 Loan Agreement, as modified by the 2017 Loan Agreement and the 2017 Loan Amendment, Rimon Gold had the right (the “2016 Investment Right”), until June 30, 2019, to invest up to $797, in the aggregate, at an agreed price per share, which was adjusted based on the Exchange Ratio (as defined in the Agreement and Plan of Merger with Bufiduck Ltd., a company formed under the laws of the State of Israel and our wholly owned subsidiary and Wize Israel) from NIS 20.4 (approximately $6.00) to NIS 5.04 (approximately $1.44) and based on the 2017 Loan Amendment, from NIS 5.04 to $1.308 (subject to adjustments in case of stock splits or similar events).

Rimon Gold was entitled, under certain circumstances, to demand repayment of the 2016 Loan subject to certain conditions. However, as described in note 8e below the convertible loan was extinguishment in November 2019.

On January 15, 2017, Wize Israel entered into the loan agreement (the “2017 Loan Agreement”, and together with the 2016 Loan Agreement the “Loan Agreements”) with Ridge Valley Corporation (“Ridge”), and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold and Shimshon Fisher (“Fisher”, and together with Ridge and Rimon Gold, the “2017 Lenders”), whereby each of the 2017 Lenders extended a loan in the principal amount of up to NIS 1 million (approximately $274 according to an exchange rate at 2017 loan originate date) and in the aggregate principal amount of up to NIS 3 million (approximately $822 according to an exchange rate at 2017 loan originate date), which bears interest at an annual rate of 4% (the “2017 Loan”, and together with the 2016 Loan, the “Loans”). Pursuant to the 2017 Loan Agreement and the 2017 Loan Amendment, the 2017 Loan had a maturity date of December 31, 2018. Regarding the modification of the maturity date of the 2017 loan in October 2018, March 2019 and May 2019, see also Note 8b, 8c and 8d. Regarding loan extinguishment, refer to Note 8e.

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28 according to an exchange rate at 2017 loan originate date), that the lender provided to Wize Israel (each such portion converted into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the private placement agreement, dated June 23, 2017 between Wize Israel, Yosef Eliyahu Peretz, Yaakov Zarachia, Simcha Sadan and Jonathan Brian Rubini (see also Note 12b to the 2018 consolidated Financial Statements), the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15).

As a result of the 2017 Loan Amendment, the aggregate principal amount of the 2017 Loan was adjusted to $822 and the 2017 Loan Conversion Price was adjusted to $1.1112. See “2017 Loan Amendment” below.

In addition, under the 2017 Loan Agreement, as modified by the 2017 Loan Amendment, the 2017 Lenders had the right (the “2017 Investment Right”, and together with the 2016 Investment Right the “Investment Rights”), until June 30, 2019, to invest up to $1,233, in the aggregate, at an agreed price per share equal to 120% of the applicable 2017 Loan Conversion Price, which was adjusted in December 2017, based on the 2017 Loan Amendment, to a fixed exercise price of $1.332 (subject to adjustments in case of stock splits or similar events).

Ridge was entitled, under certain circumstances, to demand repayment of the 2017 Loan subject to certain conditions. However, as described in note 8e below, the convertible loan was extinguished on November 2019. On April 21, 2019, Ridge transferred the loan and the 2017 Investment Right to Mobigo Inc, a company wholly owned by the Company’s CEO, Noam Danenberg (“Mobigo”). Mr. Danenberg waived a debt owed to him directly by Ridge (that did not involve the Company) as consideration for these derivative securities.

WIZE PHARMA INC. AND SUBSIDIARIES

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

	2017 Loan		2016 Loan

Aggregate principal amount	$822	(*)	$531

Conversion price per Company’s share	$1.1112		$0.9768

Aggregate maximum of Right to Future Investment	$1,233	(**)	$797

Exercise price per Company’s share of Right to Future Investment	$1.332		$1.308

(*)	Principal loan amount of $274 for each of the three 2017 Lenders.

(**)	Maximum of Right to Future Investment of $411 for each of the three 2017 Lenders.

(***)	As of December 31, 2019, the remaining of Right to Future Investment amounts to $40 and $31 with respect to the 2017 Loan and 2016 Loan, respectively (see also Note 8e)

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

b.	2018 Loan Amendment

In connection with the Purchase Agreement (as defined below), on October 19, 2018, the Company and Wize Israel entered into an amendment to the existing convertible loans (the “2018 Loan Amendment”). Pursuant to the 2018 Loan Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the registration rights agreement dated October 22, 2018 (the “Registration Rights Agreement”) covering the resale of all Common Stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Series A Warrants, are registered for resale for investors who are not a party to the 2018 Loan Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the 2018 Loan Amendment, the expiration date of the Investment Rights under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements maturity date.

The 2018 Loan Amendment was accounted for as an extinguishment on October 19, 2018.

According to ASC 470-50, each of the modified financial instruments were measured at fair value. Then, the Reacquisition Price was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $2,314 was allocated to the 2016 Loan and its related right to future investment and an aggregate amount of $3,286 was allocated to the 2017 Loan and its related right to future investment.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

c.	March 2019 Loan Amendment

On March 4, 2019, the Company and Wize Israel entered into another amendment to convertible loan agreements (the “March 2019 Amendment”) with Rimon Gold, Ridge, and Fisher. Pursuant to the March 2019 Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement were extended to May 31, 2019 from March 4, 2019. The parties also agreed that Rimon Gold’s, Ridge’s and Fisher’s remaining 2016 Investment Rights (as of that date) under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the expiration date of Rimon Gold’s, Ridge’s and Fisher’s remaining 2017 Investment Rights (as of that date) under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

The March 2019 Amendment was accounted for as an extinguishment on March 4, 2019. Until that date, the 2017 Loan and the 2016 Loan were being accounted for under the terms of the 2018 Loan Amendment discussed in paragraph b above.

According to ASC 470-50, each of the modified financial instruments were measured at fair value on the extinguishment date. Then, the Reacquisition Price was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $986 was allocated to the 2016 Loan its related right to future investment and an aggregate amount of $1,423 was allocated to the 2017 Loan and its right to future investment.

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

d.	May 2019 Amendment

On May 31, 2019, the Company and Wize Israel entered into an additional extension to convertible loan agreements (the “May 2019 Amendment”) with Rimon Gold, Noam Danenberg, and Fisher. Pursuant to the May 2019 Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement was extended to November 30, 2019 from May 31, 2019 (as previously described under the March 2019 Amendment). The parties also agreed that the expiration date of Rimon Gold’s, Mr. Danenberg’s and Fisher’s remaining 2016 Investment Rights (as of that date) under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and Rimon Gold’s, Mr. Danenberg’s and Fisher’s remaining 2017 Investment Rights (as of that date) under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from November 30, 2019 to May 31, 2021. As consideration for extending the maturity date of the loans, the Company issued to Rimon Gold, Mr. Danenberg, and Fisher two-year warrants to purchase an aggregate of 868,034 shares of Common Stock at a fixed price of $1.10 per share.

The May 2019 Amendment was accounted for as an extinguishment on May 31, 2019. Until that date, the 2017 Loan and the 2016 Loan were being accounted for under the terms of the March 2019 Loan Amendment discussed in paragraph c above.

According to ASC 470-50, each of the modified financial instruments were measured at fair value on the extinguishment date. Then, the Reacquisition Price was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $1,015 was allocated to the 2016 Loan and an aggregate amount of $1,498 was allocated to the 2017 Loan and its related right to future investment.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

e.	November 2019 Amendment

Effective November 29, 2019, the Company and Wize Israel entered into an amendment to convertible loan agreements (the “November 2019 Amendment”) with Rimon Gold, Mobigo, and Fisher.

Pursuant to the November 2019 Amendment, the Company repaid in cash approximately $760 of the $1,520 ($1,353 of principal and $167 accrued interest) outstanding under the loans on November 29, 2019 and Rimon Gold, Mobigo, and Fisher agreed to convert the remaining outstanding amounts of the loans at a later date. On December 13, 2019, the Company issued to Rimon Gold, Mobigo, and Fisher an aggregate of 2,816,196 shares of Common Stock upon conversion of the loans at a reduced conversion price of $0.27 per share and issued the December 2019 Warrants to purchase an aggregate of 5,632,392 shares of Common Stock at an exercise price of $0.27.

The December 2019 Warrants have a term of five years and will be exercisable five days following the public announcement of positive clinical data results for LO2A. In addition, the parties agreed that effective December 13, 2019, the exercise price or conversion price of all other convertible securities (rights for future investment) previously issued to Rimon Gold, Mobigo, and Fisher in connection with the loans (the “Existing Convertible Securities”) shall be adjusted to $0.27 per share and that the aggregate number of shares of Common Stock issuable upon exercise or conversion of a lender’s Existing Convertible Securities shall be reduced in accordance with the percent of such lender’s conversion of its outstanding loan. In addition, it was agreed that in any case when the exercise price of the October 2018 Warrants is reduced as a result of dilutive issuance to an exercise price lower than the exercise or conversion price of the Investment Rights granted under the Loan Agreements, than the exercise or conversion price of the Investment Rights shall be reduced to the new October 2018 Warrants exercise price (“New Exercise Price”). As of December 31, 2019, the New Exercise Price of such Investment Rights is $0.16.

The difference between the aggregate reacquisition price of the loans (i.e, the cash, the fair value of the shares and the December 2019 Warrants and the incremental fair value related to the existing convertible loans) approximate $1,619 and the carrying amount of the convertible loans (principal and accrued interest) was recognized as a loss from extinguishment in an amount of $99 as part of financial income (expense)

Management considered the provisions of ASC 815-40 and has determined that the December 2019 Warrants are considered indexed to the Company’s stock and that all other relevant criteria required for equity classifications are met. Accordingly, it was determined that the December 2019 Warrants are eligible for equity classification.

The below table describes the roll forward of 2017 Loan and 2016 Loan for the year ended December 31, 2019 and December 31, 2018:

	December 31,
	2019	2018

Opening balance (including accrued interest)	$2,635	$3,204
Amortization of premium related to convertible loans prior to 2018 modification	-	(1,458)
Amortization of premium related to convertible loans following 2018 modification	(641)	(691)
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments – March 2019 modification	(1,873)	(1,680)
Accrued interest on 2017 Loan and 2016 Loan	45	56
Amount allocated to 2016 Loan and 2017 Loan based on modified terms – March 2019 modification	1,767	3,204
Amortization of premium related to convertible loans following March 2019 modifications	(413)	-
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments – May 2019 extension	(1,353)	-
Amount allocated to 2016 Loan and 2017 Loan based on modified terms – May 2019 extension	1,556	-
Amortization of premium related to convertible loans – May 2019 extension	(203)	-
November 2019 repayment in cash and Common Stock (Note 8e)	(1,520)

Ending balance	$-	$2,635

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	TAXES ON INCOME

a.	Tax rates applicable to the Company:

On December 22, 2017, the Tax Cuts and Jobs Act was enacted and made key changes to US tax law which include (i) establish a flat corporate income tax rate of 21% to replace previous rates that ranged from 15% to 35% and eliminates the corporate alternative minimum tax; (ii) create a territorial tax system rather than a worldwide system, which will generally allow companies to repatriate future foreign source earnings without incurring additional US taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries; (iii) subject certain foreign earnings on which US income tax is currently deferred to a one-time transition tax; (iv) create a “minimum tax” on certain foreign earnings and a new base erosion anti-abuse tax that subjects certain payments made by a US company to a related foreign company to additional taxes; (v) create an incentive for US companies to sell, lease or license goods and services abroad by effectively taxing them at a reduced rate; (vi) reduce the maximum deduction for Net Operating Loss (“NOL”) carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, allows any NOLs generated in tax years beginning after December 31, 2017 to be carried forward indefinitely and generally repeals carrybacks;

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

After the enactment of the Tax Act, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

The Company has calculated an estimate of the impact of the Tax Act in our year-end income tax provision in accordance with our understanding of the Tax Act and guidance available as of December 31, 2019. The provisional amount related to the re-measurement of the Company’s net U.S. deferred tax asset, based on the rate at which they are now expected to reverse in the future, considered immaterial, but which was fully and equally offset by a corresponding reduction in the Company’s valuation allowance. The effect of the change in federal corporate tax rate from 34% to 21% is subject to change based on resolution of estimates used in determining the amounts of deferred tax assets and liabilities that were re-measured.

The change in U.S tax law had no impact on the consolidated Financial Statements.

b.	Tax rates applicable to Wize Israel and OcuWize:

1.	Taxable income of the Subsidiary is subject to the Israeli Corporate tax rate, which was 23% in 2019 and 2018.

2.	In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), a reduction of the corporate tax rate in 2017 from 25% to 24%, and in 2018 and thereafter from 24% to 23%.

The change in Israeli tax law had no impact on the consolidated Financial Statements.

c.	Net operating loss carry forward:

As of December 31, 2019, the Company has NOL carry forwards for federal income tax purposes of approximately $6,233.  The application of the NOL carry forwards is limited due to IRC section 382 limitation. The annual NOL carry forward (pre-merger, approximately $2,734) is limited to $10.965 per year. The balance as of December 31, 2019 of the NOL carry forwards of approximately $1,691 is available in full.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	TAXES ON INCOME (Cont.)

As of December 31, 2019, the Company’s subsidiaries, Wize Israel and OcuWize have accumulated losses for tax purposes in the amount of approximately $9,785 and $1,338 respectively, which may be carried forward and offset against taxable income in the future for an indefinite period in Israel.

d.	As of December 31, 2019, Wize Israel’s 2011 tax assessment was considered final. OcuWize has not received final tax assessment since its inception.

e.	Loss before taxes on income consists of the following:

	December 31,
	2019	2018

Domestic	$(2,218)	$(1,810)
Foreign (*)	(1,232)	(1,469)
	$(3,450)	$(3,279)

(*)	Relates to Wize Israel and OcuWize.

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Operating loss carry forwards	$2,974	$2,097
Reserves and allowances	6	6
Research and development	128	136

Net deferred tax asset before valuation allowance	3,108	2,239
Valuation allowance	(3,108)	(2,239)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and NOLs are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2019 and 2018.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	TAXES ON INCOME (Cont.)

g.	Below is the reconciliation between the “theoretical” income tax expense or benefit, assuming that all the income was taxed at the regular tax rate applicable to companies in Israel and the taxes recorded in the statements of comprehensive loss in the reporting year:

	Year ended December 31,
	2019	2018

Loss before taxes on income, as reported in the statements of comprehensive loss	(3,450)	(3,279)

Theoretical tax benefit on this loss	725	689
Expenses not deductible for tax purposes	(86)	(72)
Increase in taxes resulting mainly from taxable losses in the reported year for which no net deferred tax assets were recognized	(639)	(617)

Tax benefit	-	-

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	COMMITMENTS AND CONTINGENCIES

Agreements:

1.	Starting November 22, 2018, the Company rents its offices from a third party for a rental monthly fee of $2. The rent period is for a period of 12 months with an option to extend the lease period for additional 12 months.

2.	For the Company’s engagement in a License Agreement to market a drug and amendment to such an agreement, see also Note 5 and 6 above.

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

The Vendor introduced Wize Israel and the Company to the Chinese Distributor (see also Note 5). During the period commencing the Effective Date and ended December 31, 2019, the Vendor has not earned any royalties, and the Company has no obligation to pay any royalties.

NOTE 11:-	STOCKHOLDERS’ EQUITY

a.	The Common Stock confers upon their holders the right to participate and vote in general shareholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.	On December 11, 2017, the Company announced a notice of special meeting of stockholders, according to which, a special meeting of the stockholders was held on February 19, 2018, for the purpose of considering to grant the Company’s Board of Directors (the “Board”) the authority, in its sole direction, to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-200.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

c.	On February 19, 2018, the stockholders of the Company approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-200 at any time prior to February 19, 2019, with such ratio to be determined by the Company’s Board, in its sole discretion. On February 22, 2018, the Company’s Board approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of 1-for-24 (the “Reverse Stock Split”).

For accounting purposes, all share and per share amounts for Common Stock, warrants stock, options stock and loss per share amounts reflect the Reverse Stock Split for all periods presented in these Financial Statements. Any fractional shares that resulted from the Reverse Stock Split were rounded up to the nearest whole share.

d.	On February 28, 2018, the Company received notices from existing stockholders and lenders to exercise 2016 Investment Right and 2017 Investment Rights and warrants issued in a private placement of Wize Israel that was completed in July and August 2017 (the “PIPE Warrants”) to purchase an aggregate of 788,658 shares of Common Stock. During 2018, the Company received the aggregate exercise price of approximately $1,145 and issued 788,658 shares of Common Stock as follows:

1.	144,168 PIPE Warrants were exercised into 144,168 shares of Common Stock by certain stockholder. The aggregate exercise price amounted to approximately $292 was received in cash. As of December 31, 2019, 759,871 PIPE Warrants remain outstanding.

2.	Certain holders of the 2016 Investment Right and 2017 Investment Right exercised approximately $853 of their right and invested a total amount of $853 for 217,442 and 427,048 respectively, shares of Common Stock ($1.308 and $1.332 per share, respectively). As of December 31, 2019, the remaining 2016 Investment Right and 2017 Investment Rights amount to approximately $71 (see also Note 8e regarding the modification to exercise price of the Investment Rights).

e.	In April and June 2018, the Company issued 24,306 shares of Common Stock to two of its service providers in exchange for their services provided in 2018. The Company recognized an amount of $126 in 2018.

f.	On May 10, 2018, the Company filed an amendment to the S-1 Registration Statement, for the purpose of registering (i) 922,330 shares of Common Stock that were outstanding as of that date; and (ii) 338,945 shares of Common Stock which are issuable upon conversion of the 2016 Loan and/or the 2017 Loan. On July 12, 2018, the S-1 Registration Statement was declared effective by the SEC.

g.	In July 2018, the Company issued 67,778 shares of Common Stock to certain service providers in exchange for their services provided in 2018. The Company recognized an amount of $381 in its Financial Statements for year ended December 31, 2018.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

h.	On October 22, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company sold to the investors, and the investors purchased from the Company, in a private placement, an aggregate of (i) 3,100,000 shares of Common Stock, for a purchase price of $1.00 per share, and (ii) 1,350 shares of newly created Series A Preferred Stock (each convertible into 1,000 shares of Common Stock), for a purchase price of $1,000 per share, for aggregate gross proceeds under the Purchase Agreement of $4,450.

The Company also issued to the investors Series A Warrants to purchase an aggregate of 4,450,000 shares of Common Stock (equal to 100% of the shares of Common Stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)) (the “Series A Warrants”), and Series B Warrants (the “Series B Warrants”, and together with the Series A Warrants, the “Warrants”), to purchase an aggregate of 4,450,000 shares of Common Stock (equal to 100% of the shares of Common Stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)).

The Series A Warrants have an exercise price of $1.10 per share, and the Series B Warrants have an exercise price of $1.00 per share. The investors under the Purchase Agreement include prior investors in the Company and a lender to the Company.

The Series A Warrants have a term of 5 years from issuance, and the Series B Warrants have a term that expires 20 days following the later of (i) the public announcement of Phase II clinical data for LO2A and (ii) six months following the issuance date, provided that, for each day after the issuance date that an Equity Conditions Failure (as defined in the Series B Warrants) has occurred, the expiration date of the Series B Warrants will be extended by one day. On May 20, 2019, following the public announcement of Phase II clinical data for LO2A, the Series B Warrants expired.

In the event that, during the period commencing upon execution of the Purchase Agreement, and expiring on the trading day immediately following the date that the Company has raised, beginning after the issuance date of the Warrants, at least $10,000 in gross proceeds from the issuance of the Company’s securities, the Company issues or sells Common Stock (or securities convertible into or exercisable into Common Stock) at a purchase price (or conversion or exercise price, as applicable) lower than the exercise price of the Warrants, than the exercise price of the Warrants will be reduced to such lower price, subject to certain exceptions.

According to the above, on December 2019, due to issuance of the December 2019 Warrants, the Series A Warrants exercise price was reduced to $0.16 due to the triggering of certain down-round anti-dilution protection or price protection features included in the warrants. The difference between the fair value of the warrants and the incremental fair value was recognized as a deemed dividend and as an increase of the loss applicable to common stockholders in an amount of $234.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

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

In connection with the Purchase Agreement, on October 22, 2018, the Company filed a Certificate of Designations of Series A Preferred Stock (the “Series A Certificate of Designations”) with the Secretary of State of Delaware. Pursuant to the Series A Certificate of Designations, the Company designated 1,350 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has a stated value of $1,000 per share and is convertible into shares of Common Stock in an amount determined by dividing the stated value of $1,000 by the conversion price of $1.00, such that each share of Series A Preferred Stock is convertible into 1,000 shares of Common Stock. The Series A Preferred Stock may not be converted into Common Stock to the extent such conversion would cause the holder to beneficially own more than 4.99% (or 9.99%, at the election of the investor) of the Company’s outstanding Common Stock. The Series A Preferred Stock is entitled to dividends on an as-converted basis with the Common Stock. The Series A Preferred Stock votes with the Common Stock on an as-converted basis, subject to the beneficial ownership limitation. The Series A Preferred Stock are not entitled to any redemption amount. See also Note 8 above

The Company will be obligated to pay liquidated damages to the investors if the Company fails to file the resale registration statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, fails to maintain the Registration Statement and upon the occurrence of certain other events. The Company shall pay to each investor cash equal to 2% of such investor’s total purchase price on the dates of each deficiency and on the 30th day after such deficiencies until such deficiencies are cured, up to a maximum of 10% of the purchase price. The Company received notice of effectiveness on the resale registration statement on December 4, 2018.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

The Company engaged ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”), as the placement agent for the private placement, pursuant to a placement agency agreement between the Company and ThinkEquity. The Company paid ThinkEquity a fee equal to 8% of the gross proceeds, excluding proceeds received from certain investors for its services as placement agent, and issued to ThinkEquity or its designees warrants to purchase 267,000 shares of Common Stock (equal to 6% of the shares of Common Stock sold (on an as-converted basis with respect to shares of Series A Preferred Stock)) (the “Placement Agent Warrants”).

The Placement Agent Warrants have an exercise price of $1.00 per share and have the same terms as the Series A Warrants issued to the investors under the Purchase Agreement. The Company also paid to ThinkEquity a non-accountable expense allowance of $30 and reimbursed ThinkEquity for its legal expenses in connection with the offering in the amount of $50. The Company granted to ThinkEquity a right of first refusal for a period of nine months following the closing of the offering, to act as sole financial advisor, sole investment banker, sole book-runner, and/or sole placement agent, for each and every future public and private equity and debt offering of the Company during such period, on terms and conditions customary to ThinkEquity. The Company also paid Mesodi Consultation & Investments, Ltd. (“Mesodi”) a fee of $89 and issued to Mesodi warrants (the “Mesodi Warrants”) to purchase 89,000 shares of Common Stock. The Mesodi Warrants have the same terms as the Warrants issued to the investors, in connection with the Purchase Agreement.

In connection with the Purchase Agreement, the Company and Wize Israel entered into the 2018 Loan Amendment. Pursuant to the 2018 Loan Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the Registration Rights Agreement covering the resale of all Common Stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, are registered for resale for investors who are not a party to the Loan Agreements Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the 2018 Loan Amendment, the expiration date of the Investment Rights was amended to be 180 days after the Loan Agreements maturity date. The difference between the fair value of the warrants and the incremental fair value was recorded in finance expenses, refer also to Note 11h.

According to the above, on December 2019, due to issuance of the December 2019 Warrants, the Placement Agent Warrants and the Mesodi Warrants, exercise price was adjusted to $0.16 due to the triggering of certain down-round anti-dilution protection or price protection features included in the warrants. The difference between the fair value of the warrants and the incremental fair value was recognized as a deemed dividend and as an increase of the loss applicable to common stockholders in an amount of $18.

See also note 8e above.

In accordance with ASU 2017-11, which was early applied by the Company, the Company concluded that the Series A Convertible Preferred Stock and related Warrants meet the requirements for equity classification since they are considered to be indexed to the Company’s Common Stock and as they meet all other equity classification criteria described in ASC 815-40-25.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

i.	In December 2018, the Company issued 440,000 shares of Common Stock to certain investors in exchange for conversion of 440 Preferred A stock, which was in accordance with the terms of the Purchase Agreement.

j.	In December 2018, the Company issued 55,000 shares of Common Stock to certain service providers in exchange for their services to be provided in 2019. The fair value of the stock issued amounts to $54 and was recognized in its Financial Statements for year ended December 31, 2019.

k.

On February 7, 2019, the Company entered into a joint venture agreement with Cannabics traded on the Over-The-Counter (OTC) markets in the United States.

Pursuant to the agreement, the parties agreed to form a new joint venture company for the purpose of researching, developing and administering cannabinoid formulations to treat ophthalmic conditions. The new company will initially be owned 50% each by the Company and Cannabics. Promptly following the effective date, the Company and Cannabics will work together to prepare a business plan for the new company. The initial board of directors of the new company will consist of three members, including one each appointed by the Company and Cannabics, and one industry expert recommended by the Company and approved by Cannabics. The initial officers of the Company will be Noam Danenberg and Eyal Barad (Cannabics’ chief executive officer), who will serve as co-chief executive officers.

On March 1, 2019, the Company’s joint venture agreement with Cannabics became effective following receipt of an opinion, within 30 days from execution of the agreement, from a mutually selected third party describing the regulatory pathway for eye drops containing cannabinoids or cannabinoid strings. Pursuant to the terms of the agreement, the Company issued to Cannabics 900,000 shares of its Common Stock and Cannabics issued to the Company 2,263,944 shares of Cannabics’ common stock, which represented a holding percentage less than 5 percent of Cannabic’s then outstanding share capital. The joint venture currently has no assets or liabilities and has not started conducting any of its planned operations.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

As a result of the share issuance, the Company recorded an amount of $765 as an increase to Common Stock (at par value) and additional paid-in capital with a corresponding amount of $765 as an investment in marketable securities. Such amount was based on the fair value of Cannabics’ shares as of the date at which the agreement became effective. The investment in marketable securities is remeasured in subsequent periods at fair value with changes carried to profit or loss. During the year ended December 31, 2019 the Company recognized loss of $501 due to the change in fair value from March 1, 2019 to December 31, 2019.

On November 13, 2019, the Company determined to terminate all activities under the joint venture until such time as the parties jointly determine that no uncertainty remains with respect to U.S. federal enforcement of the cannabis industry.

l.	In March 2019, the Company issued 60,000 shares of Common Stock to certain investors in exchange for conversion of 60 shares of Preferred A stock, which was in accordance with the terms of the Purchase Agreement.

m.

In April 29, 2019, the Company issued 336,000 shares of Common Stock to certain investors in exchange for conversion of 336 shares of Preferred A stock, which was in accordance with the terms of the Purchase Agreement.

In May 7, 2019, the Company issued 336,000 shares of Common Stock to certain investors in exchange for conversion of 336 shares of Preferred A stock, which was in accordance with the terms of the Purchase Agreement.

n.	On April 23, 2019, the Company’s Board appointed Mark Sieczkarek as the Company’s Chairman of the Board (the “Chairman Appointment”).

o.	On July 18, 2019, the Company issued to a consultant, 6,945 shares of Common Stock in exchange for its services provided in the three months ended September 30, 2019. The Company recognized an amount of $3 in the year ended December 31, 2019.

p.	On August 20, 2019, the Company issued to a consultant, 45,000 shares of Common Stock in exchange for its services provided in 2019. The Company recognized an amount of $18 in the year ended December 31, 2019.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

q.

In connection with Mr. Sieczkarek’s appointment, the Company and Mr. Sieczkarek entered into a Chairman Agreement (the “Chairman Agreement”) whereby Mr. Sieczkarek shall receive 202,399 restricted stock units (“RSUs”) and options to purchase 102,222 shares of the Company’s Common Stock at an exercise price of $2.00 per share (the “Chairman Awards”). The Chairman Awards shall vest 1/8 on the effective date of the Chairman Agreement and subsequently in seven equal quarterly installments commencing July 1, 2019. The Chairman Agreement has an initial term of two years (the “Term”) and provides that in the event of a change of control (as defined in the Chairman Agreement) the Chairman Awards shall automatically vest in full as of that date. The Chairman Agreement also contains standard representations and warranties regarding confidential information, non-competition and non-solicitation.

Total value of the options granted is $29, which is recorded quarterly over the vesting period. The total value of the share based expense related to the RSU is $185, which is recognized ratably over the vesting period.

The Company recognized $164 during the year ended December 31, 2019 as a share-based expense in connection to the RSU’s and options granted.

On May 14, 2019, July 1, 2019 and October 15, 2019 the Company issued 25,300, 25,300 and 25,300, respectively, shares to the Chairman pursuant to the agreement above following the vesting of certain portions of the RSUs.

As a result of and in connection with the Chairman Appointment, Mr. Danenberg, the current Chairman of the Board, resigned from the Board and as Chairman and was named Chief Executive Officer.

As a result of and in connection with the Chairman Appointment, Or Eisenberg, the Company’s Chief Financial Officer and Acting Chief Executive Officer, resigned from his position as Acting Chief Executive Officer. Mr. Eisenberg’s resignation was not due in any way to any dispute with the Company and he remains Chief Financial Officer of the Company.

r.	In April 2019, Mr. Danenberg purchased directly from Ridge all Ridge’s rights under the second convertible loan agreement.

s.

On May 14, 2019, the Company issued to a consultant, 135,000 shares of restricted Common Stock which is due and issuable according to the following schedule: 25% as of May 1, 2019 and additional 25% every quarter following May 1, 2019. The aggregate fair value of these shares of RSUs at grant date issued was $106, and is being recognized over a period of 1 year following May 1, 2019.

The Company recognized $104 during the year ended December 31, 2019 as a share-based expense in connection to the RSU’s.

t.	On May 15, 2019, the Company granted to a consultant, 10,000 fully vested RSUs. The Company determined the fair value of the RSUs to be the quoted market price of the Company’s Common Stock on the date of issuance. The aggregate fair value of these RSUs issued at grant date was $5, and was recognized during the year ended December 31, 2019.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

u.	On May 19, 2019, the Company granted to one of its directors options exercisable into 30,000 shares of Common Stock with an exercise price of $0.58 per share. The options will vest monthly over a period of six (6) months. The Company recognized $13 of share-based compensation expense during year ended December 31, 2019.

v.	On December 13, 2019, the Company issued to Rimon Gold, Mobigo, and Fisher an aggregate of 2,816,196 shares of Common Stock as part of the extinguishment of the loans, see also Note 8e.

w.

On December 20, 2019, the Company entered into a securities purchase agreement (the “2019 Purchase Agreement”) with an accredited investor. Pursuant to the 2019 Purchase Agreement, the Company agreed to sell to the investor, and the investor agreed to purchase from the Company, in a private placement, an aggregate of 2,037,037 shares of Common Stock for a purchase price of $0.27 per share, for aggregate gross proceeds under the 2019 Purchase Agreement of $550. The Company also agreed to issue to the investor the December 2019 Warrants, a five-year warrants to purchase an aggregate of 4,074,047 shares of Common Stock. The December 2019 Warrants have an exercise price of $0.27 per share and will be exercisable five days following the public announcement of positive clinical data results for LO2A.

The December 2019 Warrants will be exercisable on a cashless basis in the event that, six months after issuance, there is not an effective registration statement for the resale of the shares underlying the December 2019 Warrants.

Management considered the provisions of ASC 815-40, and has determined that the December 2019 Warrants are considered indexed to the Company’s stock and that all other relevant criteria required for equity classification are met. Accordingly, it was determined that the December 2019 Warrants are eligible for equity classification.

On December 2019, the December 2019 Warrants exercise price was reduced to $0.16 due to the triggering of certain down-round anti-dilution protection or price protection features included in the warrants. The difference between the fair value of the warrants and the incremental fair value was recognized as a deemed dividend and as an increase of the loss applicable to common stockholders in an amount of $15.

x.	Stock based-compensation:

The 2012 Plan

In 2012, the Company’s Board approved the adoption of the 2012 Stock Incentive Plan (the “2012 Plan”).

An Israeli annex was subsequently adopted in 2013 to comply with the requirements set by the Israeli law in general and in particular with the provisions of section 102 of the Israeli tax ordinance. Under the 2012 Plan and Israeli annex, the Company may grant its officers, directors, employees and consultants, stock options, restricted stocks and RSUs of the Company. Each Stock option granted shall be exercisable at such times and terms and conditions as the Company’s Board may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years. Upon the adoption of the 2012 Plan, the Company reserved for issuance 45,370 shares of Common Stock, $0.001 par value each.

As of December 31, 2019, the Company has 40,474 shares of Common Stock available for future grant under the 2012 Plan. As of December 31, 2019, under the 2012 Plan, the Company had options exercisable into 4,896 shares of Common Stock outstanding and exercisable.

The 2018 Plan

On February 22, 2018, the Company’s Board approved the adoption of the 2018 Stock Incentive Plan (the “2018 Plan”), including an Israeli annex to comply with Israeli law, in particular the provisions of section 102 of the Israeli Income Tax Ordinance.

Under the 2018 Plan, the Company may grant its employees, directors, consultants and/or contractors’ stock options, shares of Common Stock, restricted stock and RSUs of the Company. The Compensation Committee of the Board is currently serving as the administrator of the 2018 Plan. Each stock option granted is exercisable, unless otherwise determined by the administrator, in twelve equal installments over the three - year period from the date of grant. Unless otherwise determined by the administrator, the term of each award will be seven years.

The exercise price per share subject to each option will be determined by the administrator, subject to applicable laws and to guidelines adopted by the Board from time to time. In the event the exercise price is not determined by the administrator, the exercise price of an option will be equal to the closing stock price of the Common Stock on the last trading day prior to the date of grant.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

Upon the adoption of the 2018 Plan, the Board reserved for issuance 435,053 shares of Common Stock. On August 15, 2018, the Company amended the 2018 Plan to increase the number of shares issuable under the Plan to 2,500,000 shares of Common Stock. In addition, the Board approved to increase the number of shares issuable under the Plan on the first day of each fiscal year beginning with the 2019 fiscal year, by an amount equal to the lesser of (i) 1,000,000 shares or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year.

As of December 31, 2019, the Company has 967,178 shares of Common Stock available for future grant under the 2018 Plan.

Through December 31, 2019, 352,072 options to directors, officers and consultants are outstanding.

Grants under the 2018 Plan

1.	On April 4, 2018, the Company granted to its officers, directors and a consultant, 131,200 fully vested RSUs. The Company determined the fair value of the RSUs to be the quoted market price of the Company’s Common Stock on the date of issuance. The aggregate fair value of these RSUs issued was $471, and was recognized during the three months ended June 30, 2018.

2.	On April 4, 2018, the Company granted to its officers, directors and a consultant options exercisable into 229,500 shares of Common Stock with an exercise price of $3.59 per share. The options will vest quarterly over a period of 36 months. The Company recognized $154 and $295 during the year ended December 31, 2019 and 2018, respectively.

3.	On August 15, 2018, the Company granted to its consultant options exercisable into 25,500 shares of Common Stock with an exercise price of $4.5 per share. The options will vest quarterly over a period of 36 months. The Company recognized $19 and $16 during the year ended December 31, 2019 and 2018, respectively.

4.	Stock-based compensation: On March 31, 2019, the Company’s Board approved the following:

1.	To grant to each of Company’s four directors 100,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

2.	To grant to each its officers (Company’s Chief executive officer and to Company’s Chief financial officer) 140,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

The Company determined the fair value of the RSUs to be the quoted market price of the Company’s Common Stock on the date of grant. The aggregate fair value of these RSUs issued was $476. The Company is recognizing this amount ratably over the vesting period of 24 months following March 31, 2019.

In connections with the above, on July 25, 2019 (the initial quarterly vesting date) the Company issued 85,000 Common shares to its officers and directors.

The Company recognized $337 during the year ended December 31, 2019.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

5.	On April 18, 2019, the Company granted to its employee, 21,600 options exercisable into 21,600 shares of Common Stock at an exercise price of $0.75 per share of Common Stock. The options began vesting quarterly over a period of 36 months commencing April 18, 2019. The Company recognized $2 during the year ended December 31, 2019 as a share-based expense. The total value of the share based expense is $10, which is recorded quarterly over the vesting period. Since the Company has terminated its employment agreement in December 2019, as of December 31, 2019, 3,600 options are outstanding and 18,000 were forfeited.

Transactions related to the grant of options to employees and directors under the 2012 Plan during the year ended December 31, 2019 and 2018, were as follows:

	Year Ended December 31, 2019 and 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of year	4,896	$190.7	3.86
Granted	-	-	-

Options outstanding and exercisable at end of year	4,896	$190.7	2.86

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees and directors under the 2018 Plan during the year ended December 31, 2019 and 2018, were as follows:

	Year Ended December 31, 2019
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2018	255,000	$3.68	5.55
Granted	153,822	1.55	7
Forfeited	(56,750)	2.69

Options outstanding as of December 31, 2019	352,072	$2.91	5.72

Options exercisable as of December 31, 2018	181,799	$2.75	5.72

	Year Ended December 31, 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2017	-	$-	-
Granted	255,000	$3.68	6.55

Options outstanding as of December 31, 2018	255,000	$3.68	6.55

Options exercisable as of December 31, 2018	38,246	$3.59	6.25

At December 31, 2019, there was $117 of total unrecognized compensation cost related to non-vested option grants that is expected to be recognized over a weighted-average period of 2.5 years. The intrinsic value of options outstanding and exercisable at December 31, 2019 was not significant.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative expenses:

	Year ended December 31,
	2019	2018

Overseas travel	$103	$118
Stock-based compensation	688	783
Rent and office maintenance	49	46
Payroll and benefits	470	518
Professional services and consultation	953	1,187
Taxes and tolls	24	16
Director salary and insurance	183	191
Others	208	77

	$2,678	$2,936

b.	Financial income (expense), net:

	Year ended December 31,
	2019	2018

Financial income:
Exchange rate gains, net	15	4
Amortization of premium related to convertible loans	$1,257	2,149

Total finance income	1,272	2,153

Financial expenses:
Accrued interest on convertible loans	(45)	(56)
Loss on marketable equity securities	(527)	(33)
Bank commissions and exchange rates	(3)	(4)
Loss from extinguishment of convertible loans (Note 8c, 8d, 8e)	(977)	(1,709)

Total financial expenses	(1,552)	(1,802)

Total financial income (expense), net	$(280)	$351

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	RELATED PARTIES BALANCES AND TRANSACTIONS

a.	Balances with interested and related parties:

	December 31,
	2019	2018

Other receivables	$52	$-

Accounts payable	$104	$97

Convertible Loans	$-	$2,590

b.	Transactions with interested and related parties:

	Year ended December 31,
	2019	2018
Amounts charged to:

General and administrative expenses	$1,140	$1,209

Finance expenses, net (income)	$(625)	$(306)

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 14:-	SUBSEQUENT EVENTS

1.	On January 9, 2020, the Company entered into the Bonus Agreements and the Series B Purchase Agreement (as such terms are defined below), whereby, subject to the closing of both transactions, (i) the Company will sell 37% of future revenues (if any) from its LO2A Proceeds to Bonus, an Israeli company whose ordinary shares are traded on the Tel Aviv Stock Exchange (“TASE”), and invest cash amount of $7,400 in Bonus and (ii) in consideration therefor, Bonus will issue to Wize new ordinary shares of Bonus in a number equal to $16,400 divided by a purchase price per share of NIS 0.50. The fair value of Bonus ordinary shares based on a quote of the share price of the date of the agreement was $0.12.

The Bonus/LO2A Transaction

On January 9, 2020, the Company entered into (i) an exchange agreement (the “Bonus Exchange Agreement”), with Bonus and (ii) a share purchase agreement (the “Bonus Purchase Agreement” and, together with the Bonus Exchange Agreement, the “Bonus Agreements”) with Bonus.

Pursuant to the Bonus Agreements, the Company agreed to grant Bonus, in consideration for the issuance of 62,370,000 ordinary shares of Bonus (the “LO2A Shares”), the right to receive 37% of future LO2A Proceeds (if any), which, as more fully defined in the Bonus Exchange Agreement, includes proceeds generated by the Company, Wize Israel and OcuWize, as a result of (i) the sale, license or other disposal of products or other rights underlying the LO2A technology licensed to OcuWize under the License Agreement; and (ii) a Sale Transaction, which, as more fully defined in the Bonus Exchange Agreement, includes the sale of shares or assets of Wize Israel and/or OcuWize. In addition, if the Sale Transaction involves a change of control of the Company, Bonus will be entitled to elect, to either remain with its right to 37% of the LO2A Proceeds or receive a one-time payment equal to 37% of the value attributed to Wize Israel out of the total proceeds payable for the Company in such transaction.

In addition, pursuant to the Bonus Purchase Agreement, the Company agreed to purchase 51,282,000 ordinary shares of Bonus (the “PIPE Shares”, and together with the LO2A Shares, the “Bonus Shares”), for an aggregate purchase price of $7,400 in cash, which funds will be deposited into an escrow account (the “Bonus Escrow Account”), of which (i) $500 will be paid to Bonus as an advance promptly following execution of the Bonus Purchase Agreement, (ii) $3,200 will be released to Bonus concurrently with the closing of the transactions contemplated by the Bonus Agreements in exchange for 50% of the PIPE Shares and (iii) $3,700 will be released to Bonus upon the Milestone Closing (as defined in the Bonus Purchase Agreement), in exchange for the remaining 50% of the PIPE Shares that will be issued by Bonus and deposited into the escrow at the closing. The Company’s obligation to consummate the Milestone Closing is conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”).

The Bonus Agreements contain customary covenants, representations and warranties of the parties thereto, including, among others, (i) a covenant by the Company to use its reasonable commercial efforts to commercialize the LO2A technology or otherwise generate the LO2A Proceeds; (ii) a covenant by Bonus to issue additional shares to the Company upon certain events, including if Bonus conducts a private placement of its ordinary shares during the nine-month period following the closing at a price per share that is below NIS 0.30 per share; (iii) a covenant by Bonus to use its reasonable commercial efforts to conduct the Nasdaq Listing as soon as practicable, and in any event within 180 days following the closing (the “Initial Deadline”) and, if the Nasdaq Listing does not occur by the Initial Deadline, the Company will be entitled to liquidated damages for each 30 days of delay. The liquidated damages, which range between $20 to $164 depending on the length of the delay, may be paid, at Bonus’ election, in either cash or ordinary shares of Bonus; (iv) a post-closing covenant by the Company to create, and cause Wize Israel and OcuWize to create, certain first priority liens in favor of Bonus to secure the Company’s obligations under the Bonus Exchange Agreement, including certain related negative covenants; and (v) an undertaking by Bonus to cover nearly 50% of the Company’s fees and expenses payable to H.C. Wainwright & Co., LLC in connection with the transactions contemplated by the Bonus Agreements and the Series B Purchase Agreement.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 14:-	SUBSEQUENT EVENTS (Cont.)

According to the Bonus Agreements, the total number of Bonus Shares issuable to the Company (including the shares to be released at the Milestone Closing) is computed as the number of ordinary shares of Bonus equal to the quotient obtained by dividing (A) $16,400 expressed in NIS (based on the exchange rate between NIS and the dollar as of January 8, 2020) by (B) NIS 0.50. As of January 9, 2020, such total number of Bonus Shares represents (on a post-issuance basis) approximately 12% of the outstanding share capital of Bonus. The fair value of Bonus Ordinary shares based on a quote of the share price at the date of the agreement was $0.12 per share.

The closing of the transactions contemplated by the Bonus Agreements is subject to several customary conditions, including (i) approval of the TASE to list the Bonus Shares, and (ii) the execution by Bonus and the Company of a Registration Rights Agreement (the “Bonus Registration Rights Agreement”), pursuant to which Bonus will be required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register the Bonus Shares for resale, within 30 days following the Nasdaq Listing, and to have sthe Resale Registration Statement declared effective within 45 days after the Nasdaq Listing in the event the Resale Registration Statement is not reviewed by the SEC, or 120 days after the Nasdaq Listing in the event the Resale Registration Statement is reviewed by the SEC.

The Bonus Agreements may be terminated under certain circumstances, including if (i) the closing thereof is not consummated on or before 5:00 p.m., Israel time, within 30 days following the signing date thereof, or (ii) the Company shall have not provided evidence to Bonus that it has received $7,400 on or before 5:00 p.m., Israel time, on January 20, 2020. After several mutual agreements between the Company and Bonus for extension of such date, the transaction was completed on February 19, 2020.

The Series B Investment

In order to finance the transactions contemplated by the Bonus Purchase Agreement, on January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors.

Pursuant to the Series B Purchase Agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of 7,500 shares of newly created Series B Non-Voting Redeemable Preferred Stock, par value $0.001 per share, of the Company (“Series B Preferred Stock”) for a purchase price of $1 per share, for aggregate gross proceeds under the Series B Purchase Agreement of $7,500, which funds will be deposited into an escrow account, of which (i) $500 will be paid to the Bonus Escrow Account and $100 will be paid to the Company to cover certain of its transactions expenses, in each case, promptly following the execution of the Series B Purchase Agreement, and (ii) the remaining $6,900 will be released to the Bonus Escrow Account upon the closing of the transactions contemplated by the Series B Purchase Agreement (of which, as described above, $3,200 shall be released upon the earlier of the Milestone Closing or upon written consent of the holders of at least a majority of the Series B Preferred Stock).

The Series B Purchase Agreement contains customary covenants, representations and warranties of the parties thereto, including, among others, (i) a covenant by the investors not to transfer the Series B Preferred Stock without the approval of the Company; (ii) a covenant by the Company, for as long as any Series B Preferred Stock remain outstanding, not to sell any Bonus Shares for a price per share equal to less than NIS 0.40 (the “Price Restriction”); and (iii) a covenant by the Company, simultaneously with, or promptly after, the redemption of the Series B Preferred Stock, to assign certain rights under the Bonus Purchase Agreement, such as the right to liquidated damages in the event of delayed Nasdaq Listing, and under the Bonus Registration Rights Agreement to the investors.

In connection with the Series B Purchase Agreement, the Company agreed to file, at the closing, a Certificate of Designations of Series B Non-Voting Redeemable Preferred Stock with the Secretary of State of Delaware (the “Series B Certificate of Designations”). Pursuant to the Series B Certificate of Designations, the Company designated 7,500 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock are not convertible into shares of Common Stock of the Company and have no voting powers, except as related to certain rights to protect the rights and preferences of the Series B Preferred Stock and with respect to sales or dispositions of the Series B Preferred Stock at a price per share below the Price Restriction. The Series B Preferred Stock entitles its holders to (i) 80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements and (ii) 80% of any cash dividends received by the Company on such Bonus Shares. Under the Series B Certificate of Designations, the Company has the option to redeem the Series B Preferred Stock at any time by distributing to holders of the Series B Preferred Stock (i) 80% of the Bonus Shares then held by the Company and (ii) 80% of all dividends received by the Company but not yet paid to holders of the Series B Preferred Stock (the “Redemption Payment”). The Company is required to redeem the Series B Preferred Stock through payment of the Redemption Payment upon the earlier of (i) 60 days following the Nasdaq Listing, and (ii) December 28, 2020.

(b) Exhibits

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of May 21, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 31, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017)

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

3.6#	Certificate of Designations, Preferences and Rights of Series B Non-Voting Redeemable Preferred Stock

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2	Form of PIPE Warrant (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.3#	Description of Securities

10.1+	2012 Stock Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012)

10.2+	2012 Stock Incentive Plan, Annex A (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013)

10.3	Chairman Agreement between the Company and Mark Sieczkarek dated as of April 23, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 29, 2019)

10.4	Form of Stock Purchase Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.5	Form of Termination of License Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.6	Form of Termination of Services Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.7	Exclusive Distribution and Licensing Agreement dated May 1, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (formerly Star Night Technologies Ltd.) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.8	Amendment to Licensing Agreement dated November 22, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.9	Amendment No. 2 to Licensing Agreement dated March 20, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.10	Amendment No. 1 to Licensing Agreement – Israeli Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.11	Amendment No. 2 to Licensing Agreement – Ukraine Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.12	Addition to Amendment to Licensing Agreement dated January 6, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.13	Second Addition to Amendment to Licensing Agreement dated March 30, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.14	Correction to Licensing Agreement dated June 16, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.15	Appendix F to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.16	Appendix G to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.17	Assumption Agreement dated August 30, 2016 between Resdevco Ltd. and OcuWize Ltd (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.18	Convertible Loan Agreement dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.19	Addendum to Convertible Loan Agreement dated March 30, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.20	Second Convertible Loan Agreement dated January 12, 2017 between Wize Pharma Ltd. Ridge Valley Corporation and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.21	Debenture Floating Charge dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.22	Debenture - Fixed Charge dated March 20, 2016 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.23	Debenture Floating Charge dated October 26, 2016 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.24	Debenture – Fixed Charge dated October 26, 2016 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.25	Amendment to Debenture – Floating Charge dated March 28, 2017 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.26	Amendment to Debenture – Fixed Charge dated March 28, 2017 between Wize Pharma Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.27	Amendment to Debenture – Floating Charge dated March 28, 2017 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.28	Amendment to Debenture – Fixed Charge dated March 28, 2017 between Ocu Wize Ltd. and Rimon Gold Assets Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.29	Form of Irrevocable Guaranty and Undertaking (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.30	Private Placement Agreement dated May 25, 2017 between Wize Pharma Ltd. and Jonathan Brian Rubini (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.31	Addendum to Private Placement Agreement dated June 15, 2017 between Wize Pharma Ltd. and Jonathan Brian Rubini (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.32	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Simcha Sadan (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.33	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Yaakov Zarachia (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.34	Private Placement Agreement dated June 23, 2017 between Wize Pharma Ltd. and Peretz Yosef Eliahu (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.35+	Employment Agreement dated September 30, 2015 between Wize Pharma Ltd. and Or Eisenberg (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.36+	Agreement for Provision of Services Agreement dated September 30, 2015 between Wize Pharma Ltd. and N Danenberg Holdings (2000) Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.37	Finder’s Agreement dated June 19, 2017 between Wize Pharma Ltd. and Harbin Israel (Trading) Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.38	Letter dated September 6, 2017 from Resdevco Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.39	Agreement dated September 25, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.40	Letter Amendment to Convertible Loans, dated as of December 21, 2017, by and between Wize Pharma, Inc., Wize Pharma Ltd., Ridge Valley Corporation, Rimon Gold Assets Ltd. and Shimshon Fisher. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on December 27, 2017)

10.41*	Third Amendment to Exclusive Distribution and Licensing Agreement by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated December 26, 2017 (Incorporated by reference to Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.42*	Memorandum of Understanding by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated January 8, 2018 (Incorporated by reference to Amendment No. 1 to Company’s Annual Report on Form 10-K filed with the SEC on June 5, 2018)

10.43+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

10.44*	Exclusive Distribution Agreement between Wize Pharma Ltd. and HPGC Medical Co., Ltd. dated May 31, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed on June 5, 2018)

10.45+	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018)

10.46+	Employment Agreement, dated August 21, 2018, between Wize Pharma Ltd. And Or Eisenberg (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 22, 2018)

10.47+	Consulting Services Agreement, dated August 20, 2018, between Wize Pharma Ltd., N. Danenberg Holdings (2000) Ltd. and Noam Danenberg (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 22, 2018)

10.48	Form of Purchase Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.49	Form of Registration Rights Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.50	Placement Agency Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.51	Convertible Loan Amendment dated October 19, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.52	Amendment No.1 to Consulting Services Agreement dated November 7, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

10.53+	Consulting Agreement dated November 7, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

10.54	Joint Venture Agreement between Wize Pharma, Inc. and Cannabics Pharmaceuticals, Inc. dated February 7, 2019 ((Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 12, 2019)

10.55#*	Memorandum of Understanding between Wize Pharma Ltd. and Resdevco, Research and Development Ltd. dated February 24, 2019

10.56	Amendment to Convertible Loans Agreements dated March 4, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 4, 2019)

10.57	Amendment to Convertible Loans Agreements dated May 31, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 4, 2019)

10.58	Amendment to Convertible Loans Agreements dated November 29, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on December 5, 2019)

10.59	Exchange Agreement by and between Bonus BioGroup Ltd. and Wize Pharma Inc., dated January 9, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

10.60	Share Purchase Agreement by and between Bonus BioGroup Ltd. and Wize Pharma Inc., dated January 9, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

10.61	Form of Registration Rights Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

10.62	Series B Purchase Agreement by and between Wize Pharma Inc. and various investors, dated January 9, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

21.1	Subsidiaries of the Company (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

101#	The following materials from Wize, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders' Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

#	Filed herewith

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

*	Confidential treatment was requested with respect to certain portions of this exhibit pursuant to 17.C.F.R. §240.24b-2. Omitted portions were filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wize Pharma, Inc.

Date: March 30, 2020	By:	/s/ Or Eisenberg
Or Eisenberg Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Or Eisenberg	Chief Financial Officer,
Or Eisenberg	Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2020

/s/ Noam Danenberg	Chief Executive Officer	March 30, 2020
Noam Danenberg

/s/ Mark Sieczkarek	Chairman of the Board	March 30, 2020
Mark Sieczkarek

/s/ Yossi Keret	Director	March 30, 2020
Yossi Keret

/s/ Joseph Zarzewsky	Director	March 30, 2020
Joseph Zarzewsky

/s/ Michael Belkin	Director	March 30, 2020
Michael Belkin