Form 10-Q
period 2020-03-31
Wize Pharma, Inc.
filed 2020-05-15
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2020, the registrant had a total of 16,198,991 shares of common stock, $0.001 par value per share (the “Common Stock”), outstanding

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc., a Delaware corporation, and its wholly-owned Israeli subsidiaries, Wize Pharma Ltd. (“Wize Israel”) and OcuWize Ltd. (“OcuWize”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.511 to one U.S. dollar, the exchange rate reported by the Bank of Israel for May 13, 2020.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

U.S. DOLLARS IN THOUSANDS

UNAUDITED

- - - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of March 31,	As of December 31,
	2020	2019
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$372	$718
Restricted deposit	3,700	-
Restricted bank deposit	40	41
Marketable equity securities	6,373	10
Other current assets	140	378

Total current assets	10,625	1,147

NON-CURRENT ASSETS:
Property and equipment, net	7	7
Operating lease right of use assets	16	22

Total non-current assets	23	29

TOTAL ASSETS	$10,648	$1,176

The accompanying notes are an integral part of the unaudited interim consolidated financial statements

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

U.S. dollars in thousands (except share data)

	As of March 31,	As of December 31,
	2020	2019
	Unaudited

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Account payables	$355	$369
Operating lease obligation - current	16	22
Current portion of license purchase obligation	100	250
Mandatorily redeemable Series B Preferred Stock	8,797	-

Total current liabilities	9,268	641

NON CURRENT LIABILITIES:

Contingent obligation with respect to future revenues	5,059	-

Total non current liabilities	5,059	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A Preferred Stock, with $0.001 par value per share -
Authorized: 1,000,000 shares at March 31, 2020 and December 31, 2019; Issued and outstanding: 178 at March 31, 2020 and December 31, 2019	*	*
Common Stock, with $0.001 par value per share -
500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 15,995,928 and 15,873,128 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	16	16
Additional paid-in capital	34,577	34,491
Accumulated other comprehensive loss	(73)	(73)
Accumulated deficit	(38,199)	(33,899)

Total shareholders’ equity (deficit)	(3,679)	535

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$10,648	$1,176

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2020	2019
	Unaudited

Operating expenses:
Research and development expenses	$(176)	$(63)
General and administrative expenses	(425)	(528)

Operating loss	(601)	(591)

Financial income (loss), net	(3,699)	739

Net income (loss)	$(4,300)	$148

Basic and diluted net income (loss) per share	$(0.27)	$0.00 (*)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	15,989,106	9,057,325

(*)	Less than 0.005.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Series A Preferred Stock			Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’s equity
	Number	Amount		Number	Amount	capital	(loss)	deficit	(deficit)

Balance as of December 31, 2019	178	$	*	15,873,128	16	$34,491	$(73)	$(33,899)	$535
Stock-based compensation	-		-	122,800	-	86	-	-	86
Net loss for the interim period	-		-	-	-	-	-	(4,300)	(4,300)

Balance as of March 31, 2020	178	$	*	15,995,928	16	$34,577	$(73)	$(38,199)	$(3,679)

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’
	Number	Amount	Number	Amount	capital	(loss)	deficit	equity

Balance as of December 31, 2018	910	$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans	-	-		-	(480)	-	-	(480)
Amount that was allocated to the right for future investment - loan 2016	-	-		-	256	-	-	256
Amount that was allocated to the right for future investment - loan 2017	-	-		-	386	-	-	386
Deemed dividend with respect to the repurchase of right for future investment	-	-		-	-	-	(104)	(104)
Issuance of Common stock	-		900,000	1	764	-	-	765
Conversion of preferred stock into Common stock	(60)	-	60,000	-	-	-	-	-
Stock-based compensation	-	-	-	-	58	-	-	58
Net income for the interim period	-	-	-	-	-	-	148	148

Balance as of March 31, 2019 (unaudited)	850	$1	9,917,550	10	$31,256	$(73)	$(29,953)	$1,241

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2020	2019
	Unaudited

Cash flows from operating activities

Net income (loss)	$(4,300)	$148
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	86	58
Marketable equity securities revaluation	2,391	85
Gain from extinguishment of convertible loans	-	(48)
Accrued interest on convertible loans	-	13
Amortization of premium related to convertible loans	-	(767)
Loss from recognition of mandatorily redeemable Series B Preferred Stock	3,207	-
Change from revaluation of mandatorily redeemable Series B Preferred Stock	(1,910)	-
Change in:
Other current assets	238	(29)
Accounts payable	(14)	(40)

Net cash used in operating activities	(302)	(580)

Cash flows from investing activities

Proceeds from sale of marketable equity securities	5	-

Net cash provided by investing activities	5	-

Cash flows from financing activities

License obligation	(150)	(150)
Net proceeds from issuance of mandatorily redeemable Series B Preferred Stock	100	-

Net cash used in financing activities	(50)	(150)

Decrease in cash, cash equivalents and restricted cash	(347)	(730)
Cash, cash equivalents and restricted cash at the beginning of the period	759	3,183

Cash, cash equivalents and restricted cash at the end of the period	$412	$2,453
Supplemental disclosure of non-cash financing activities:

Common shares issued through receipt of marketable securities	$-	$765
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans	$-	$(480)
Amount that was allocated to the right for future investment - loan 2016	$-	$256
Amount that was allocated to the right for future investment - loan 2017	$-	$386
Deemed dividend with respect to the repurchase of right for future investment	$-	$104
Amounts transferred from Series B Preferred Stock investment to restricted deposit held in escrow	$3,700	$-
Investment in marketable securities (Bonus shares)	$8,759	$-
Recognition of contingent obligation with respect to future revenues	$5,059	$-
Issuance of mandatorily redeemable Series B Preferred Stock	7,400	$-

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

Commencing August 30, 2016, Wize Israel manages most of its activity through OcuWize Ltd. (“OcuWize”), a wholly-owned Israeli subsidiary which manages and develops most of the Company’s activity under an existing license agreement. In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”), with Resdevco Research and Development Company Ltd. (“Resdevco”). Pursuant to the License Agreement., Resdevco granted to Wize Israel (and thereafter, to OcuWize) an exclusive license to develop in the United States, under the LO2A licensed technology, products in the field of ophthalmic disorders, to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the licensed territories in the field of ophthalmic disorders.

For discussion regarding the issuance of mandatorily redeemable Series B Preferred Stock as a partial financing, concurrently with the recognition of an obligation with respect to 37% of future revenues of L02A-based products (“LO2A Proceeds”) (if any) and the purchase of Bonus BioGroup Ltd. (“Bonus”) shares (marketable equity securities) occurring in February 2020, see also Note 5.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of March 31, 2020, the Company has an accumulated deficit of $38,199.

In addition, in the period and year ended March 31, 2020 and December 31, 2019, respectively, the Company reported operating losses and negative cash flows from operating activities.

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

Regarding the issuance of mandatorily redeemable Series B Preferred Stock (as hereinafter defined) concurrently with the Bonus transaction in January 2020 see also Note 5.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

c.	Risk factors:

As of March 31, 2020, the Company had an accumulated deficit of $38,199. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any material revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities and general and administrative expenses.

The Company expects to continue to incur losses for the foreseeable future, and these losses will likely increase as it:

■   initiates and manages pre-clinical development and clinical trials for LO2A;

■   seeks regulatory approvals for LO2A;

■   implements internal systems and infrastructures;

■   seeks to license additional technologies to develop;

■   pays royalties related to the License Agreement and in connection with the obligation with respect to future revenues;

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

a.	Use of estimates in preparation of the financial statements:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made.

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2019 are applied consistently in these financial statements, except the following:

Contingent obligation with respect to future revenues

The Company’s contingent obligation to payment of 37% of the future LO2A Proceeds, if any, was accounted for as long-term debt in accordance with the provisions of Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income,” which relates to cash received in exchange for payments of a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right.

Such repayment obligations are contingent upon the receipt by the Company of any future proceeds from LO2A sales, license or other, as described in Note 5 below.

The Company elected to measure the contingent payment obligation in its entirety, at its fair value (the “Fair Value Option”) in accordance with ASC 825-10, “Financial Instruments” due to the variable and contingent nature of the repayment provisions of such financial liability.

The fair value of such liability was measured upon its initial recognition at its fair value, based on the difference between the fair value of the marketable securities received by the Company, less the amount of cash paid by the Company. In subsequent periods the fair value of the liability for contingent payment obligation is based on management estimate.

The Company has determined that the fair value of the contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including, among others, any projected future proceeds from the LO2A, the risk-adjusted rate for discounting future cash flows and other relevant assumptions.  Actual results could differ from the estimates made. Changes in fair value (including the component related to imputed interest), are included in the consolidated statements of comprehensive income (loss) as part of financial income (loss) under the heading “Changes in fair value of contingent payment obligation with respect to future revenues.”

Due to the short period from the initial recognition of the contingent payment obligation and until March 31, 2020, management has determined that there were no changes in the fair value of the liability.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Mandatorily redeemable Series B Preferred Stock

The Company classified its newly created Series B Non-Voting mandatorily redeemable Preferred Stock as a liability, as their terms embody an unconditional obligation of the Company to redeem the shares by transferring cash or other assets (80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements (as hereinafter defined) and (ii) 80% of any cash dividends received by the Company on such Bonus Shares) at a specified or determinable date or dates.

As the mandatory redemption date is December 28, 2020 (or earlier), the liability was classified as short-term debt.

The Company elected to measure this liability in its entirety, at its fair value (the “Fair Value Option”) in accordance with ASC 825-10, “Financial Instruments” due to the variable and contingent nature of the redemption price of such financial liability.

Upon initial recognition and in subsequent periods, the Company measured the fair value of the liability related to the Series B Non-Voting mandatorily redeemable Preferred Stock based on the value of the Bonus Shares and the cash amount that the Company is required to transfer to the Series B investors upon the redemption of the mandatorily redeemable Series B Preferred Stock. The difference between the amount received by the Company upon the issuance of the mandatorily redeemable Series B Preferred Stock and their fair value as of that date was carried immediately to the consolidated statements of comprehensive income (loss) as part of financial income (loss) under the heading “net change from recognition and revaluation of mandatorily redeemable series preferred stock.”

The issuance costs of the mandatorily redeemable Series B Preferred Stock were recognized immediately as an expense.

b.	Basic and diluted income (loss) per share:

Basic loss per share is computed by dividing the loss for the period applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the Common Stock (such as the convertible Series A Preferred Stock) are considered in the computation of basic income (loss) per share using the two-class method. In periods of net loss, such participating securities are included in the computation, since the holders of such securities have a contractual obligation to share the losses of the Company (as the convertible Series A Preferred Stock do not have a right to receive any mandatory redemption amount and as they are entitled only to dividends on an as-converted basis together with the common shares).

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of options, warrants and rights for future investment issued or granted using the “treasury stock method” and upon the conversion of 2017 Loan and 2016 Loan using the “if-converted method,” if the effect of each of such financial instruments is dilutive.

For the periods ended March 31, 2020 and 2019, all outstanding stock options and other convertible instruments have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2020 and 2019, are as follows:

	Three months ended March 31,
	2020	2019

Numerator:
Net income (loss)	$(4,300)	$148
Less: Net income (loss) attributed to preferred stock	48	(15)
Add: Deemed dividend with respect to right for future investment	$-	$(104)

Net income (loss) applicable to shareholders of Common Stock	$(4,252)	$29

Denominator:
Shares of common stock used in computing basic and diluted net income (loss) per share	15,989,106	9,057,325
Net income (loss) per share of Common stock, basic and diluted	$(0.27)	$0.00 (*)

(*)	Less than 0.005.

During the year ended December 31, 2018 the Company issued Series A preferred stock as part of the October 2018 transaction. These preferred shares are participating securities.

	Three months ended March 31,
	2020	2019

Number of shares:
Common shares used in computing basic income (loss) per share	15,989,106	9,057,325
Common shares used in computing diluted income (loss) per share	15,989,106	9,057,325

Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share	16,693,339	11,177,003

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other interim period. The accompanying Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “2019 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019 has been derived from these audited consolidated statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	STOCKHOLDERS’ EQUITY

a.	The Common Stock confers upon their holders the right to participate and vote in general shareholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.	On January 9, 2020, the Company entered into the Bonus Agreements and the Series B Purchase Agreement (as such terms are defined below), whereby, subject to the closing of both transactions, (i) the Company will sell 37% of future revenues (if any) from its LO2A Proceeds to Bonus, an Israeli company whose ordinary shares are traded on the Tel Aviv Stock Exchange (“TASE”), and invest cash amount of $7,400 in Bonus and (ii) in consideration therefor, Bonus will issue to Wize new ordinary shares of Bonus in a number equal to $16,400 divided by a purchase price per share of NIS 0.50 (approximately $0.12). The transaction was closed on February 19, 2020. The fair value of Bonus ordinary shares based on a quote of the share price of the date of the agreement was $0.12 and as of the date of the closing was $0.11.

NOTE 5:-	SIGNIFICANT TRANSACTIONS

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

In addition, pursuant to the Bonus Purchase Agreement, the Company agreed to purchase 51,282,000 ordinary shares of Bonus (the “PIPE Shares”, and together with the LO2A Shares, the “Bonus Shares”), for an aggregate purchase price of $7,400 in cash, which funds will be deposited directly into an escrow account (the “Bonus Escrow Account”), of which (i) $500 will be paid to Bonus as an advance promptly following execution of the Bonus Purchase Agreement, (ii) $3,200 will be released to Bonus concurrently with the closing of the transactions contemplated by the Bonus Agreements in exchange for 50% of the PIPE Shares and (iii) $3,700 will be released to Bonus upon the Milestone Closing (as defined in the Bonus Purchase Agreement), in exchange for the remaining 50% of the PIPE Shares that will be issued by Bonus and deposited into the escrow at the closing. The Company’s obligation to consummate the Milestone Closing is conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”).

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	SIGNIFICANT TRANSACTIONS (Cont.)

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

Regarding the requirement to release the remaining escrow amount of $3,700 to the Series B investors subject to Bonus failure to achieve listing in Nasdaq, see below.

According to the Bonus Agreements, the total number of Bonus Shares issuable to the Company (including the shares to be released at the Milestone Closing) is computed as the number of ordinary shares of Bonus equal to the quotient obtained by dividing (A) $16,400 expressed in NIS (based on the exchange rate between NIS and the dollar as of January 8, 2020) by (B) NIS 0.50. As of January 9, 2020, such total number of Bonus Shares represents (on a post-issuance basis) approximately 12% of the outstanding share capital of Bonus. The fair value of Bonus Ordinary shares based on a quote of the share price at the date of the agreement and the date of the closing was $0.12 and $0.11, respectively, per share.

The closing of the transactions contemplated by the Bonus Agreements was subject to several customary conditions, including (i) approval of the TASE to list the Bonus Shares, and (ii) the execution by Bonus and the Company of a Registration Rights Agreement (the “Bonus Registration Rights Agreement”), pursuant to which Bonus will be required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register the Bonus Shares for resale, within 30 days following the Nasdaq Listing, and to have the Resale Registration Statement declared effective within 45 days after the Nasdaq Listing in the event the Resale Registration Statement is not reviewed by the SEC, or 120 days after the Nasdaq Listing in the event the Resale Registration Statement is reviewed by the SEC.

The transactions contemplated by the Bonus Agreements was completed on February 19, 2020.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	SIGNIFICANT TRANSACTIONS (Cont.)

As of the date of completion of the Bonus Agreements, the Company issued 88,011,000 of Bonus ordinary shares. An additional 25,641,000 shares will be released to the Company upon the listing of Bonus shares on Nasdaq and concurrently with the release of the $3,700 from the escrow account to Bonus.

As the Bonus Shares represent marketable securities with readily determinable fair value, the shares issued to the Company were recognized upon initial recognition based on their quoted price (less applicable non-marketability discount) as of the date of the completion of the Bonus Agreement at an aggregate amount of $8,759. The difference between the fair value of Bonus Shares and the amount of cash that was transferred directly to Bonus from escrow account was recognized as financial liability, representing Company’s obligation with respect to future revenues from the LO2A in an amount of $5,059 (see Note 2).

In addition, during the period from completion of the Bonus Agreements (February 19, 2020) and until March 31, 2020, the Company recognized loss from revaluation of its investment in Bonus marketable securities in an amount of $2,388 due to the change in the quoted market price of these shares on TASE. Such amount was presented as part of financial expenses.

The Mandatorily Redeemable Series B Investment

In order to finance the transactions contemplated by the Bonus Purchase Agreement, on January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors.

Pursuant to the Series B Purchase Agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of 7,500 shares of newly created Series B Non-Voting Redeemable Preferred Stock, par value $0.001 per share, of the Company (“Series B Preferred Stock”) for a purchase price of $1 per share, for aggregate gross proceeds under the Series B Purchase Agreement of $7,500, which funds were deposited into an escrow account, of which (i) $500 was to be paid to the Bonus Escrow Account and $100 was to be paid to the Company to cover certain of its transactions expenses, in each case, promptly following the execution of the Series B Purchase Agreement, and (ii) the remaining $6,900 was to be released to the Bonus Escrow Account upon the closing of the transactions contemplated by the Series B Purchase Agreement (of which, as described above, $3,200 was to be released upon the earlier of the Milestone Closing or upon written consent of the holders of at least a majority of the Series B Preferred Stock).

The Series B Purchase Agreement contained customary covenants, representations and warranties of the parties thereto, including, among others, (i) a covenant by the investors not to transfer the Series B Preferred Stock without the approval of the Company; (ii) a covenant by the Company, for as long as any Series B Preferred Stock remain outstanding, not to sell any Bonus Shares for a price per share equal to less than NIS 0.40 (the “Price Restriction”); and (iii) a covenant by the Company, simultaneously with, or promptly after, the redemption of the Series B Preferred Stock, to assign certain rights under the Bonus Purchase Agreement, such as the right to liquidated damages in the event of delayed Nasdaq Listing, and under the Bonus Registration Rights Agreement to the investors.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	SIGNIFICANT TRANSACTIONS (Cont.)

In connection with the Series B Purchase Agreement, the Company agreed to file, at the closing, a Certificate of Designations of Series B Non-Voting Redeemable Preferred Stock with the Secretary of State of Delaware (the “Series B Certificate of Designations”). Pursuant to the Series B Certificate of Designations, the Company designated 7,500 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock are not convertible into shares of Common Stock of the Company and have no voting powers, except as related to certain rights to protect the rights and preferences of the Series B Preferred Stock and with respect to sales or dispositions of the Series B Preferred Stock at a price per share below the Price Restriction. The Series B Preferred Stock entitles its holders to (i) 80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements and (ii) 80% of any cash dividends received by the Company on such Bonus Shares. Under the Series B Certificate of Designations, the Company has the option to redeem the Series B Preferred Stock at any time by distributing to holders of the Series B Preferred Stock (i) 80% of the Bonus Shares then held by the Company and (ii) 80% of all dividends received by the Company but not yet paid to holders of the Series B Preferred Stock (the “Redemption Payment”). The Company is required to redeem the Series B Preferred Stock through payment of the Redemption Payment upon the earlier of (i) 60 days following the Nasdaq Listing of the Bonus Shares, and (ii) December 28, 2020.

However, until the completion of the listing of Bonus Ordinary shares in Nasdaq, an amount of $3,700 shall remain in escrow account upon the failure of such listing by Bonus, such amount shall be required to be released in its entirely to the Series B investors.

As of the completion date (February 19, 2020), the Company recognized a liability in respect to its obligation to the mandatorily redeemable Series B Preferred Stock at its fair value in an amount of $10,707, representing the sum of the remaining escrow amount of $3,700 and 80% of the Company’s investment in Bonus marketable shares, see Note 2.

The difference between the amount of the liability recognized with respect to the mandatorily redeemable Series B Preferred Stock ($10,707) and the cash amount actually invested by such preferred stock investors ($7,500), amounting to $3,207 was recognized immediately as part of financial income (loss), net upon the completion of the Bonus agreement and the Series B Purchase Agreement, as part of financial expenses.

In addition, from the date of the completion and until March 31, 2020, the Company recognized a gain in an amount of $1,910 as part of financial income (loss), net due to the revaluation of the mandatorily redeemable Series B Preferred Stock liability.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	FINANCIAL INCOME (EXPENSES), NET

Composition:

	Three months ended March 31,
	2020	2019

Financial income:
Gain from extinguishment of convertible loans	$-	$48
Revaluation of mandatorily redeemable Series B Preferred Stock	1,910	-
Bank commissions and exchange rate differences	-	22
Amortization of premium related to convertible loans	-	767

Total financial income	1,910	837

Financial expenses:
Accrued interest on convertible loans	-	(13)
Loss from recognition of mandatorily redeemable Series B Preferred Stock	(3,207)	-
Change in the fair value of marketable securities	(2,391)	(85)
Bank commissions and exchange rate differences	(11)	-

Total financial expenses	(5,609)	(98)

Total financial income (loss), net	$(3,699)	$739

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive income (loss) and cash flows. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”) filed with the SEC and our unaudited interim consolidated financial statements and accompanying notes to these financial statements including in this form 10-Q. All amounts are in U.S. dollars and rounded to thousands of U.S dollars.

Forward-Looking Statement Notice

This unaudited quarterly report on Form 10-Q contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission, or the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our 2019 Form 10-K.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our 2019 Form 10-K.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	we have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on our indebtedness and subjecting us to additional risks;

●	we need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our License Agreement (as hereinafter defined) may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans for our business and product candidate;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and our ability to operate our business without infringing the intellectual property rights of others;

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and our industry; and

●	statements as to the impact of the political and security situation in Israel on our business.

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

Overview

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including dry eye syndrome (“DES”). We have in-licensed certain rights to purchase, market, sell and distribute a formula known as LO2A, a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”), with Resdevco Research and Development Company Ltd. (“Resdevco”). Pursuant to the License Agreement, Resdevco granted to Wize Israel (and thereafter, to OcuWize) an exclusive license to develop in the United States, under the LO2A licensed technology, products in the field of ophthalmic disorders, to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the licensed territories in the field of ophthalmic disorders.

LO2A is currently registered and marketed by its inventor in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES, CCH and Sjögren’s and in the Netherlands for the treatment of DES and Sjögren’s.

We intend to focus on marketing LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and / or Sjögren’s, in the United States, and in additional territories, subject to obtaining the appropriate regulatory file for each such territory and purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II clinical trial that we have completed and the Phase IV clinical trial which we completed in May 2020, and in which we expect to topline data in the second or third fiscal quarter of 2020.

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

In November 14, 2018, we completed a phase II multi-center trial at five different medical centers in Israel (the “Phase II Multi-Center Trial”). The Phase II Multi-Center Trial was a randomized, double-blind, placebo-controlled study carried out in parallel groups that evaluated the safety and efficacy of LO2A for patients suffering from moderate to severe CCH. The primary efficacy endpoint for the Phase II Multi-Center Trial was the change from baseline in lissamine green conjunctival staining score at 3 months; secondary endpoints include change from baseline in lissamine green conjunctival staining score at 1 month, change from baseline in LIPCOF score at 1 and 3 months, change from baseline in TFBUT at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety endpoints include adverse events recorded throughout the trial, best-corrected visual acuity, slit lamp biomicroscopy findings, undilated fundoscopy findings and intraocular pressure measurements. We consulted with ophthalmology consultants from the United States in the preparation of the protocol for the Phase II Multi-Center Trial. In November 2018 we received the top line results for the Phase II Multi-Center Trial which describe analysis of the primary endpoint. The originally planned primary analysis was based upon recruitment of a sample size of 62 patients. Analysis was performed on the 49 fully evaluable patients using a mixed model with repeated measures (MMRM) and utilized all post baseline observations, (1-month and 3-month follow-ups) demonstrating statistical significance between the LO2A group and the placebo group (P=0.0079). The planned primary endpoint analysis compared average reduction in LGCS score from baseline to three months. This analysis also demonstrated a strong trend towards significance (P=0.0713) with average reduction in LGCS score between baseline and 3 months of -3.5 and -1.6 in the LO2A and placebo groups, respectively.

In May 7, 2020, we completed a phase IV multi-center trial at three different medical centers in Israel (the “Phase IV Multi-Center Trial”). The Phase IV Multi-Center Trial evaluated the safety and efficacy of LO2A for symptomatic improvement of DES in 69 adult patients with Sjögren’s. Enrolled patients were randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. The Phase IV Multi-Center Trial was designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China and Israel. We expect to publish topline results in the second or third quarter of 2020.

On January 9, 2020, the Company entered into (i) an Exchange Agreement (the “Bonus Exchange Agreement”), with Bonus and (ii) a Share Purchase Agreement (the “Bonus Purchase Agreement”, and together with the Bonus Exchange Agreement, the “Bonus Agreements”) with Bonus. Pursuant to the Bonus Agreements, the Company agreed to grant Bonus, in consideration for the issuance of 62,370,000 ordinary shares of Bonus (the “LO2A Shares”), the right to receive 37% of future L02A-based products (“LO2A Proceeds”) (if any), which, as more fully defined in the Bonus Exchange Agreement, including proceeds generated by the Company, Wize Israel and OcuWize, as a result of (i) the sale, license or other disposal of products or other rights underlying the LO2A technology licensed to OcuWize under the License Agreement, as amended; and (ii) a Sale Transaction, which, as more fully defined in the Bonus Exchange Agreement, includes the sale of shares or assets of Wize Israel and/or OcuWize. In addition, if the Sale Transaction involves a change of control of the Company, Bonus will be entitled to elect, to either remain with its right to 37% of the LO2A Proceeds or receive a one-time payment equal to 37% of the value attributed to Wize Israel out of the total proceeds payable for the Company in such transaction.

Pursuant to the Bonus Purchase Agreement, the Company agreed to purchase 51,282,000 ordinary shares of Bonus (the “PIPE Shares”, and together with the LO2A Shares, the “Bonus Shares”), for an aggregate purchase price of $7.4 million, which funds were deposited into an escrow account (the “Bonus Escrow Account”), of which (i) $500,000 was to be paid to Bonus as an advance promptly following execution of the Bonus Purchase Agreement, (ii) $3.2 million was to be released to Bonus concurrently with the closing of the transactions contemplated by the Bonus Agreements in exchange for 50% of the PIPE Shares and (iii) $3.7 million will be released to Bonus upon the Milestone Closing (as defined in the Bonus Purchase Agreement), in exchange for 50% of the PIPE Shares that were to be issued by Bonus and deposited into the escrow at the closing. The Company’s obligation to consummate the Milestone Closing is conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”).

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

In order to finance the transactions contemplated by the Bonus Purchase Agreement, on January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors. Pursuant to the Series B Purchase Agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of 7,500 shares of newly created Series B Non-Voting Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series B Preferred Stock”) for a purchase price of $1,000 per share, for aggregate gross proceeds under the Series B Purchase Agreement of $7.5 million, which funds will be deposited into an escrow account, of which (i) $500,000 will be paid to the Bonus Escrow Account and $100,000 will be paid to the Company to cover certain of its transactions expenses, in each case, promptly following the execution of the Series B Purchase Agreement, and (ii) the remaining $6.9 million will be released to the Bonus Escrow Account upon the closing of the transactions contemplated by the Series B Purchase Agreement (of which, as described above, $3.7 million shall be released upon the earlier of the Milestone Closing or upon written consent of the holders of at least a majority of the Series B Preferred Stock).

Pursuant to the Certificate of Designations of Series B Non-Voting Redeemable Preferred Stock (the “Series B Certificate of Designations”), the Company designated 7,500 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock are not convertible into shares of common stock of the Company and have no voting powers, except as related to certain rights to protect the rights and preferences of the Series B Preferred Stock and with respect to sales or dispositions of the Series B Preferred Stock at a price per share below the Price Restriction. The Series B Preferred Stock entitles its holders to (i) 80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements and (ii) 80% of any cash dividends received by the Company on such Bonus Shares. Under the Series B Certificate of Designations, the Company has the option to redeem the Series B Preferred Stock at any time by distributing to holders of the Series B Preferred Stock (i) 80% of the Bonus Shares then held by the Company and (ii) 80% of all dividends received by the Company but not yet paid to holders of the Series B Preferred Stock (the “Redemption Payment”). The Company is required to redeem the Series B Preferred Stock through payment of the Redemption Payment upon the earlier of (i) 60 days following the Nasdaq Listing, and (ii) December 28, 2020.

On February 19, 2020, the Company closed on the Bonus Agreements and issued and sold 7,500 shares of Series B Preferred Stock for aggregate gross proceeds of $7.5 million.

We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have increased from $591,000 in the three months ended March 31, 2019 to $601,000 for the three months ended March 31, 2020. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Results of Operations -Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019

Operating expenses:
Research and development	$(176,000)	(63,000)
General and administrative	(425,000)	(528,000)
Total operating costs	(601,000)	(591,000)
Financial income (loss), net	(3,699,000)	739,000
Net income (loss)	$(4,300,000)	148,000

Revenues

We did not generate any revenues from operations during the three months ended March 31, 2020 and 2019. We had no revenues primarily because Wize Israel is engaged primarily in research and development. Pursuant to the License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the License Agreement. In February 2019, the Company and Resdevco agreed that royalties for 20 and 30 unit dose eyedrops shall be the higher of $0.60 or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, and that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of the U.S. Food and Drug Administration (“FDA”) approval for eye drops utilizing the licensed technology.

Operating Expenses

Research and development expenses. Research and development expenses were $176,000 for the three months ended March 31, 2020, compared to $63,000 for the three months ended March 31, 2019, an increase of $113,000 or 179%. The increase in research and development expenses is mainly from expenses incurred due to material recruitment of patients in our clinical study.

General and administrative expenses. General and administrative expenses were $425,000 for the three months ended March 31, 2020, compared to $528,000 for the three months ended March 31, 2019, a decrease of $103,000 or 20%. The decrease in general and administrative expenses during these periods is primarily related to decreases in investor relations and marketing expenses, a decrease in share-based compensation expenses and reduction in employees costs.

Financial Income (loss), Net. Financial loss, net was $3,699,000 for the three months ended March 31, 2020 compared to financial income, net of $739,000 for the three months ended March 31, 2019, a change of $4,438,000 or 600%. The change in financial income, net during this period is primarily related to decrease in premium amortization on convertible loans which were extinguished prior to January 1, 2020 and due to loss from recognition of mandatorily redeemable Series B Preferred Stock and change from revaluation of mandatorily redeemable Series B Preferred Stock during the three month period ended March 31, 2020.

Net Income (loss). As a result of the foregoing, we recognized $4,300,000 of net loss for the three months ended March 31, 2020 compared to a net income of $148,000 for the three months ended March 31, 2019, a change of $4,448,000 or 3,005%.

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

Working Capital and Cash Flows

As of March 31, 2020 and December 31, 2019, we had $372,000 and $718,000 in cash and cash equivalents, respectively.

As of March 31, 2020 and December 31, 2019, we had no outstanding loans.

As of March 31, 2020 and December 31, 2019, we had $1,357,000 and $506,000 of working capital, respectively. As of March 31, 2020, we had an accumulated deficit of $38,199,000. The increase in working capital was primarily due to the recognition of restricted deposit and investment in Bonus shares which was offset by a recognition of mandatorily redeemable preferred shares as a result of the Bonus transaction.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(302,000)	$(580,000)
Net cash provided by investing activities	$5,000	$-
Net cash provided by financing activities	$(50,000)	$(150,000)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

For the three months ended March 31, 2020 and 2019, net cash used in operating activities was $302,000 and $580,000, respectively. The decrease in net cash used in operating activities of $278,000 was mainly due to increase in net loss of $4,448,000 and an increase in net loss from recognition and fair value revaluation of mandatorily redeemable Series B Preferred Stock of $1,297,000, an increase in loss from fair value revaluation of marketable equity securities of $2,388,000, decrease in amortization of premium related to convertible loans of $767,000 and a decrease in other current assets of $267,000.

For the three months ended March 31, 2020 and 2019, net cash used in investing activities was immaterial and nil, respectively.

For the three months ended March 31, 2020 and 2019, net cash used in financing activities was $50,000 and 150,000, respectively. The decrease in net cash used in financing activity was mainly due to the difference between the funds that were raised in the Series B transaction in the amount of $7,500,000 and the funds that were invested in the Bonus transaction which were $7,400,000.

Outlook

According to management estimates, liquidity resources as of March 31, 2020 may not be sufficient to maintain our planned level of operations for the next 12 months. In particular, if needed, we may raise additional funding. However, for a long-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS – Risks Related to our Business,” beginning on page 24 of our 2019 Form 10-K. As of March 31, 2020, we had an accumulated deficit of $38,199,000. In addition, during the years ended December 31, 2019 and 2018, we reported operating losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2019 included in our contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our interim consolidated financial statements as of March 31, 2020 included in this Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements as of December 31, 2019 included in our 2019 Form 10-K. There have been no changes to critical accounting policies in the three months period ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in the 2019 Form 10-K. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the 2019 Form 10-K. The risks described in the 2019 Form 10-K and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2019 Form 10-K or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2019 Form 10-K and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

Based on guidelines provided by the Israeli Government, employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. We have been deemed an essential business in Israel and our offices remain open during the pandemic, though some of our workforce works remotely. In addition, COVID-19 infection of our workforce could result in a temporary disruption in our business activities, including manufacturing, sales and other functions.

The COVID-19 pandemic is also affecting the United States, Israel and global economies and has affected, and may continue to affect, the conduct of our clinical trials and may in the future affect our operations and those of third parties on which we rely, including by causing disruptions in our raw material supply, though to date we have not experienced any such disruptions.

In addition, the COVID-19 pandemic may affect the operations of the FDA, and other health authorities, which could result in delays of reviews and approvals, including with respect to our existing clinical trials and may, directly or indirectly impact the pace of enrolment in our clinical trials as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Additionally, such facilities and offices have been and may continue to be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, thereby decreasing availability, in whole or in part, for clinical trial services.

To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation may continue to occur. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities, or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Item 5. Other Information

On May 4, 2020 Wize Israel and OcuWize entered into an amendment to the License Agreement with Resdevco (the “Resdevco Amendment). Pursuant to the terms and subject to the conditions set forth in the Resdevco Amendment, the Resdevco Amendment provides that, if (i) within three (3) months after the receipt by Wize Israel or OcuWize the FDA feedback following pre-IND consultation (“Pre-IND”), or (ii) in case of proven inability to receive Pre-IND as a direct result of COVID-19, in both cases no later than December 31, 2020, Wize Israel and OcuWize provide a written notice to Resdevco of their decision to terminate the License Agreement for any reason, the LO2A License Agreement shall be terminated immediately (the “Termination Right”). Further, the Resdevco Amendment provides that if Wize Israel and OcuWize do not exercise the Termination Right by December 31, 2020, then, subject to the obligation under the License Agreement, the Termination Right shall apply until December 31, 2021.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
32.1	Rule 13a-14(a) Certification by Principal Executive Officer*
32.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Q1 2020 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: May 15, 2020	By	/s/ Noam Danenberg
Noam Danenberg Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By	/s/ Or Eisenberg
Or Eisenberg Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)