Form 10-Q
period 2020-06-30
Wize Pharma, Inc.
filed 2020-08-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of August 14, 2020, the registrant had a total of 16,296,791 shares of common stock, $0.001 par value per share (the “Common Stock”), outstanding.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc., a Delaware corporation, and its wholly-owned Israeli subsidiaries, Wize Pharma Ltd. (“Wize Israel”) and OcuWize Ltd. (“OcuWize”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.402 to one U.S. dollar, the exchange rate reported by the Bank of Israel for August 11, 2020.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

U.S. DOLLARS IN THOUSANDS

UNAUDITED

- - - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of June 30,	As of December 31,
	2020	2019
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$98	$718
Restricted deposit	3,700	-
Restricted bank deposit	26	41
Marketable equity securities	9,764	10
Other current assets	211	378

Total current assets	13,799	1,147

NON-CURRENT ASSETS:
Property and equipment, net	7	7
Operating lease right of use assets	10	22

Total non-current assets	17	29

TOTAL ASSETS	$13,816	$1,176

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

U.S. dollars in thousands (except share data)

	As of June 30,	As of December 31,
	2020	2019
	Unaudited

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Account payables	$608	$369
Operating lease obligation - current	10	22
Current portion of license purchase obligation	100	250
Mandatorily redeemable Series B Non-Voting Redeemable Preferred Stock	11,510	-

Total current liabilities	12,228	641

NON CURRENT LIABILITIES:

Contingent obligation with respect to future revenues	5,059	-

Total non current liabilities	5,059	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A Preferred Stock, with $0.001 par value per share -
Authorized: 1,000,000 shares at June 30, 2020 and December 31, 2019; issued and outstanding: 178 at June 30, 2020 and December 31, 2019	*	*
Common Stock, with $0.001 par value per share -
500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 16,198,991 and 15,873,128 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	16	16
Additional paid-in capital	34,655	34,491
Accumulated other comprehensive loss	(73)	(73)
Accumulated deficit	(38,069)	(33,899)

Total shareholders’ equity (deficit)	(3,471)	535

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$13,816	$1,176

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Operating expenses:
Research and development expenses	$(180)	$(221)	$(4)	$(158)
General and administrative expenses	(966)	(1,509)	(541)	(981)

Operating loss	(1,146)	(1,730)	(545)	(1,139)

Financial income (loss), net	(3,024)	25	675	(714)

Net income (loss)	$(4,170)	$(1,705)	$130	$(1,853)

Basic and diluted net income (loss) per share	$(0.26)	$(0.18)	$0.01	$(0.18)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	16,074,892	9,741,715	16,187,490	10,416,151

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

 For the six month period ended June 30, 2020

							Accumulated		Total
	Series A					Additional	other		shareholder’s
	Preferred Stock			Common Stock		paid-in	comprehensive	Accumulated	equity
	Number	Amount		Number	Amount	capital	(loss)	deficit	(deficit)

Balance as of December 31, 2019	178	$	*	15,873,128	16	$34,491	$(73)	$(33,899)	$535
Stock-based compensation	-		-	325,863	-	164	-	-	164
Net loss for the interim period	-		-	-	-	-	-	(4,170)	(4,170)

Balance as of June 30, 2020	178	$	*	16,198,991	16	$34,655	$(73)	$(38,069)	$(3,471)

For the three month period ended June 30, 2020

	Series A Preferred Stock			Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’s equity
	Number	Amount		Number	Amount	capital	(loss)	deficit	(deficit)

Balance as of March 31, 2020	178	$	*	15,995,928	16	$34,577	$(73)	$(38,199)	$(3,679)
Stock-based compensation	-		-	203,063	-	78	-	-	78
Net income for the interim period	-		-	-	-	-	-	130	130

Balance as of June 30, 2020	178	$	*	16,198,991	16	$34,655	$(73)	$(38,069)	$(3,471)

For the six month period ended June 30, 2019

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’
	Number	Amount	Number	Amount	capital	income (loss)	deficit	equity

Balance as of December 31, 2018	910	$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212
Amounts allocated to the repurchase right to existing right to future investment related to the 2016 Loan and the 2017 Loan	-	-		-	(633)	-	-	(633)
Amounts that were allocated to recognition of the right for future investment and warrants – loan 2016	-	-		-	637	-	-	637
Amounts that were allocated to recognition of the right for future investment and warrants - loan 2017	-	-		-	962	-	-	962
Deemed dividends with respect to the repurchase of right for future investment	-	-		-	-	-	(185)	(185)
Issuance of Common stock	-		900,000	1	764	-	-	765
Conversion of Preferred stock into Common stock (Notes 5c and 5f)	(732)	-	732,000	-	-	-	-	-
Stock-based compensation	-	-	170,300	-	412	-	-	412
Net loss for the interim period	-	-	-	-	-	-	(1,705)	(1,705)

Balance as of June 30, 2019 (unaudited)	178	$1	10,759,850	10	$32,414	$(73)	$(31,887)	$465

For the three month period ended June 30, 2019

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’
	Number	Amount	Number	Amount	capital	income (loss)	deficit	equity

Balance as of March 31, 2019 (unaudited)	850	$1	9,917,550	10	$31,256	$(73)	$(29,953)	$1,241
Amounts allocated to the repurchase right to existing right to future investment related to the 2016 Loan and the 2017 Loan	-	-		-	(153)	-	-	(153)
Amounts that were allocated to recognition of the right for future investment and warrants – loan 2016	-	-		-	381	-	-	381
Amounts that were allocated to recognition of the right for future investment and warrants - loan 2017	-	-		-	576	-	-	576
Deemed dividends with respect to the repurchase of right for future investment	-	-		-	-	-	(81)	(81)
Conversion of Preferred stock into Common stock (Notes 5c and 5f)	(672)	-	672,000	-	-	-	-	-
Stock-based compensation	-	-	170,300	-	354	-	-	354
Net loss for the interim period	-	-	-	-	-	-	(1,853)	(1,853)

Balance as of June 30, 2019 (unaudited)	178	$1	10,759,850	10	$32,414	$(73)	$(31,887)	$465

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2020	2019
	Unaudited
Cash flows from operating activities

Net loss	$(4,170)	$(1,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1	10
Stock-based compensation	164	412
Marketable equity securities revaluation	(1,000)	194
Loss from extinguishment of convertible loans	-	878
Accrued interest on convertible loans	-	18
Amortization of premium related to convertible loans	-	(1,087)
Loss from recognition of mandatorily redeemable Series B Preferred Stock	3,207	-
Change from revaluation of mandatorily redeemable Series B Preferred Stock	803	-
Change in:
Other current assets	167	77
Accounts payable	239	5

Net cash used in operating activities	(589)	(1,198)

Cash flows from investing activities

Purchase of property and equipment	(1)	-
Proceeds from sale of marketable equity securities	5	-

Net cash provided by investing activities	4	-

Cash flows from financing activities

License obligation	(150)	(150)
Net proceeds from issuance of mandatorily redeemable Series B Preferred Stock	100	-

Net cash used in financing activities	(50)	(150)

Decrease in cash, cash equivalents and restricted cash	(635)	(1,348)
Cash, cash equivalents and restricted cash at the beginning of the period	759	3,183

Cash, cash equivalents and restricted cash at the end of the period	$124	$1,835
Supplemental disclosure of non-cash financing activities:

Common shares issued through receipt of marketable securities	$-	$765
Amount allocated to the repurchase right to existing right to future investment related to the 2016 Loan and the 2017 Loan	$-	$(480)
Amount that was allocated to the right for future investment - the 2016 Loan	$-	$256
Amount that was allocated to the right for future investment - the 2017 Loan	$-	$386
Deemed dividend with respect to the repurchase of right for future investment	$-	$104
Amount allocated to the repurchase right to existing right to future investment related to the 2016 Loan and the 2017 Loan – May 2019 loan extension	$-	$(153)
Amounts that were allocated to the right for future investment and warrants - the 2016 Loan – May 2019 loan extension	$-	$381
Amounts that were allocated to the right for future investment and warrants - loan 2017 – May 2019 loan extension	$-	$576
Deemed dividends with respect to the repurchase of right for future investment – May 2019 loan extension	$-	$81
Amount allocated to the 2016 Loan - March 2019 loan amendment	$-	$729
Amount allocated to the 2017 Loan - March 2019 loan amendment	$-	$1,037
Amount allocated to the 2016 Loan - May 2019 loan extension	$-	$634
Amount allocated to the 2017 Loan - May 2019 loan extension	$-	$922
Amounts transferred from Series B Preferred Stock investment to restricted deposit held in escrow	$3,700	$-
Investment in marketable securities (Bonus shares)	$8,759	$-
Recognition of contingent obligation with respect to future revenues	$5,059	$-
Issuance of mandatorily redeemable Series B Preferred Stock	7,400	$-

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	Wize Pharma, Inc. (the “Company” or “Wize”) was incorporated in the State of Delaware.

Wize, through its wholly owned subsidiary Wize Pharma Ltd., which is a company incorporated in Israel (“Wize Israel”), is a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including dry eye syndrome (“DES”).

Commencing August 30, 2016, Wize Israel manages most of its activity through OcuWize Ltd. (“OcuWize”), a wholly owned Israeli subsidiary which manages and develops most of the Company’s activity under an existing license agreement. In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”), with Resdevco Research and Development Company Ltd. (“Resdevco”). Pursuant to the License Agreement., Resdevco granted to Wize Israel (and thereafter, to OcuWize) an exclusive license to develop in the United States, under the LO2A licensed technology, products in the field of ophthalmic disorders, to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the licensed territories in the field of ophthalmic disorders.

For discussion regarding the issuance of the Series B Preferred Stock (as defined in Note 5 below) as a partial financing, concurrently with the recognition of an obligation with respect to 37% of future revenues of LO2A-based products (“LO2A Proceeds”) (if any) and the purchase of shares of Bonus BioGroup Ltd. (“Bonus”), classified as marketable equity securities that was completed in February 2020, see also Note 5.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of June 30, 2020, the Company has an accumulated deficit of $38,069.

In addition, in the period and year ended June 30, 2020 and December 31, 2019, respectively, the Company reported operating losses and negative cash flows from operating activities.

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

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of Bonus shares (see note 5), sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

Regarding the issuance of the Series B Preferred Stock concurrently with the transaction with Bonus in February 2020, see also Note 5.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

c.	Risk factors:

As of June 30, 2020, the Company had an accumulated deficit of $38,069. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any material revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities and general and administrative expenses.

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

The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows. Moreover, the Company’s prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in highly regulated and competitive market, such as the biopharmaceutical market, where regulatory approval and market acceptance of its products are uncertain, and the other risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”), including risks and uncertainties relating to the outbreak of the COVID-19 pandemic. There can be no assurance that the Company’s efforts will ultimately be successful or result in revenues or profits.

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2019 are applied consistently in these Financial Statements, other significant accounting policies applied primarily to transactions first occurring after December 31, 2019, are described below:

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

The fair value of such liability was measured upon its initial recognition at its fair value, based on the difference between the fair value of the marketable securities received by the Company, less the amount of cash paid by the Company. In subsequent periods the fair value of the liability for contingent payment obligation is based on management estimate. As of June 30, 2020, management has determined that there was no significant change in the development of LO2A and thus there was no change in the fair value of the liability during the period from initial recognition through June 30, 2020.

The Company has determined that the inputs used in measuring the fair value of the contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including, among others, any projected future proceeds from the LO2A, the risk-adjusted rate for discounting future cash flows and other relevant assumptions.  Actual results could differ from the estimates made. Changes in fair value (including the component related to imputed interest), would be included in the consolidated statements of comprehensive income (loss) as part of financial income (loss) under the heading “Changes in fair value of contingent payment obligation with respect to future revenues.”

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Mandatorily Redeemable Series B Preferred Stock

The Company classified its Series B Preferred Stock as a liability, as their terms embody an unconditional obligation of the Company to redeem the shares by transferring cash or other assets (80% of the proceeds received by the Company through future sales of the Bonus shares issued to the Company under the Bonus Agreements (as hereinafter defined) and (ii) 80% of any cash dividends received by the Company on such Bonus shares) at a specified or determinable date or dates.

As the mandatory redemption date is December 28, 2020 (or earlier), the liability was classified as a current liability as of June 30, 2020.

The Company elected to measure this liability in its entirety, at its fair value (the “Fair Value Option”) in accordance with ASC 825-10, “Financial Instruments” due to the variable and contingent nature of the redemption price of such financial liability.

Upon initial recognition and in subsequent periods, the Company measured the fair value of the liability related to the Series B Preferred Stock based on the value of the Bonus Shares and the cash amount that the Company is required to transfer to the Series B investors upon the redemption of the Series B Preferred Stock. The difference between the amount received by the Company upon the issuance of the Series B Preferred Stock and their fair value as of that date was carried immediately to the consolidated statements of comprehensive income (loss) as part of financial income (loss).

The issuance costs of the Series B Preferred Stock were recognized immediately as an expense during the three months ended March 31, 2020. On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares to the (now former) holders of Series B Preferred Stock.

b.	Basic and diluted income (loss) per share:

Basic income (loss) per share is computed by dividing the income or loss for the period applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Securities that may participate in dividends with the Common Stock (such as the convertible Series A Preferred Stock) are considered in the computation of basic income (loss) per share using the two-class method. In periods of net loss, such participating securities are included in the computation, since the holders of such securities have a contractual obligation to share the losses of the Company (as the convertible Series A Preferred Stock do not have a right to receive any mandatory redemption amount and as they are entitled only to dividends on an as-converted basis together with the common shares).

In computing diluted income (loss) per share, basic income (loss) per share is adjusted to reflect the potential dilution that could occur upon the exercise of options, warrants and rights for future investment issued or granted using the “treasury stock method” and upon the conversion of the loans pursuant to a convertible loan agreement dated March 20, 2016, entered into between Wize Israel and Rimon Gold Assets Ltd. (the “2016 Loan”), and a convertible loan agreement dated January 12, 2017 entered into between Wize Israel, Ridge Valley Corporation and, by way of entering into assignments and assumption agreements following such date, also with Rimon Gold Assets Ltd. and Shimshon Fisher (the “2017 Loan”) before their maturity date using the “if-converted method,” if the effect of each of such financial instruments is dilutive.

For the six and three month periods ended June 30, 2020 and 2019, all outstanding stock options and other convertible instruments have been excluded from the calculation of the diluted net income (loss) per share as all such securities are anti-dilutive for all years presented.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share for the six and three months ended June 30, 2020 and 2019, are as follows:

	Six months ended June 30,
	2020	2019

Numerator:
Net loss	$(4,170)	$(1,705)
Less: Net loss attributed to Series A Preferred Stock	46	122
Add: Deemed dividend with respect to right for future investment	$-	$(185)

Net loss applicable to shareholders of Common Stock	$(4,124)	$(1,768)

Denominator:
Shares of common stock used in computing basic and diluted net income (loss) per share	16,074,892	9,741,517
Net loss per share of Common stock, basic and diluted	$(0.26)	$(0.18)

	Three months ended June 30,
	2020	2019

Numerator:
Net income (loss)	$130	$(1,853)
Less: Net income (loss) attributed to Series A Preferred Stock	(1)	69
Add: Deemed dividend with respect to right for future investment	-	(81)

Net income (loss) applicable to shareholders of Common Stock	$129	$(1,865)

Denominator:
Shares of common stock used in computing basic and diluted net income (loss) per share	16,187,490	10,416,151
Net income (loss) per share of Common stock, basic and diluted	$0.01	$(0.18)

During the year ended December 31, 2018 the Company issued Series A Preferred Stock as part of the October 2018 transaction. These preferred shares are participating securities.

	Six months ended June 30,
	2020	2019

Preferred Stock, options and warrants excluded from the calculations of diluted income (loss) per share	16,675,339	7,491,490

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other interim period. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020 (the “2019 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019 has been derived from these audited consolidated statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	STOCKHOLDERS’ EQUITY

a.	The Common Stock confers upon their holders the right to participate and vote in general shareholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.	Concurrently with the completion of the Bonus Agreements, the Company issued the Series B Preferred Stock. For more information, see Note 5 below.

c.	On January 9, 2020, the Company entered into the Bonus Agreements and the Series B Purchase Agreement (as such terms are defined in Note 5 below), whereby, at the closing of both transactions, which occurred on February 19, 2020, (i) the Company sold 37% of future revenues (if any) from its LO2A Proceeds to Bonus, an Israeli company whose ordinary shares are traded on the Tel Aviv Stock Exchange (“TASE”), and invested cash amount of $7,400 in Bonus (of which $3,700 are held in trust) and (ii) in consideration therefor, Bonus issued to Wize new ordinary shares of Bonus in a number equal to $16,400 divided by a purchase price per share of NIS 0.50 (approximately $0.12). The fair value of Bonus ordinary shares based on a quote of the share price on January 9, 2020, the date of signing the Bonus Agreements was $0.12 and, as of the date of the closing was $0.11.

NOTE 5:-	SIGNIFICANT TRANSACTIONS

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

In addition, pursuant to the Bonus Purchase Agreement, the Company agreed to purchase 51,282,000 ordinary shares of Bonus (the “PIPE Shares”, and together with the LO2A Shares, the “Bonus Shares”), for an aggregate purchase price of $7,400 in cash, which funds will be deposited directly into an escrow account (the “Bonus Escrow Account”), of which (i) $500 will be paid to Bonus as an advance promptly following execution of the Bonus Purchase Agreement, (ii) $3,200 will be released to Bonus concurrently with the closing of the transactions contemplated by the Bonus Agreements in exchange for 50% of the PIPE Shares and (iii) $3,700 will be released to Bonus upon the Milestone Closing (as defined in the Bonus Purchase Agreement), in exchange for the remaining 50% of the PIPE Shares that will be issued by Bonus and deposited into the escrow at the closing. The Company’s obligation to consummate the Milestone Closing is conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”). However, as of June 30, 2020 and as of the date of these Financial Statements, Bonus has not satisfied the Nasdaq Listing condition and the condition of the Milestone Closing has not occurred.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	SIGNIFICANT TRANSACTIONS (Cont.)

The Bonus Agreements contain customary covenants, representations and warranties of the parties thereto, including, among others, (i) a covenant by the Company to use its reasonable commercial efforts to commercialize the LO2A technology or otherwise generate the LO2A Proceeds; (ii) a covenant by Bonus to issue additional shares to the Company upon certain events, including if Bonus conducts a private placement of its ordinary shares during the nine-month period following the closing at a price per share that is below NIS 0.30 per share; (iii) a covenant by Bonus to use its reasonable commercial efforts to conduct the Nasdaq Listing as soon as practicable, and in any event within 180 days following the closing (the “Initial Deadline”) and, if the Nasdaq Listing does not occur by the Initial Deadline, the Company will be entitled to liquidated damages for each 30 days of delay. The liquidated damages, which range between $20 to $164 depending on the length of the delay, may be paid, at Bonus’ election, in either cash or ordinary shares of Bonus; and (iv) a post-closing covenant by the Company to create, and cause Wize Israel and OcuWize to create, certain first priority liens in favor of Bonus to secure the Company’s obligations under the Bonus Exchange Agreement, including certain related negative covenants.

In addition, pursuant to the Bonus Agreements (as amended as of June 24, 2020), Bonus agreed to cover nearly 50% of the Company’s fees and expenses payable by the Company in cash, Bonus shares and/or a combination thereof to H.C. Wainwright & Co., LLC (“HCW”) in connection with the transactions contemplated by the Bonus Agreements and the Series B Purchase Agreement (as defined below). In particular, Bonus agreed to reimburse the Company or pay HCW directly $350 in cash, Bonus shares and/or a combination thereof.

Regarding the requirement to release the remaining escrow amount of $3,700 to the Series B investors subject to Bonus failure to achieve listing in Nasdaq, see below.

According to the Bonus Agreements, as amended, the total number of Bonus Shares issuable to the Company (including the shares to be released at the Milestone Closing) was computed the number of ordinary shares of Bonus equal to the quotient obtained by dividing (A) $16,400 expressed in NIS (based on the exchange rate between NIS and the dollar as of January 8, 2020) by (B) NIS 0.50. As of January 9, 2020, such total number of Bonus Shares represented (on a post-issuance basis) approximately 12% of the outstanding share capital of Bonus. The fair value of Bonus shares based on a quote of the share price on January 9, 2020, the date of signing the Bonus Agreements, was $0.12 per share and, as of the date of the closing was $0.11 per share.

The closing of the transactions contemplated by the Bonus Agreements, as amended, was subject to several customary conditions, including the execution by Bonus and the Company of a Registration Rights Agreement (the “Bonus Registration Rights Agreement”), pursuant to which Bonus will be required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register the Bonus Shares for resale, within 30 days following the Nasdaq Listing, and to have the Resale Registration Statement declared effective within 45 days after the Nasdaq Listing in the event the Resale Registration Statement is not reviewed by the SEC, or 120 days after the Nasdaq Listing in the event the Resale Registration Statement is reviewed by the SEC.

The transactions contemplated by the Bonus Agreements were completed on February 19, 2020.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	SIGNIFICANT TRANSACTIONS (Cont.)

As of the date of closing of the Bonus Agreements, the Company received 85,239,000 of Bonus ordinary shares. Pursuant to the Bonus Agreements, an additional 28,413,000 Bonus ordinary shares will be released to the Company upon the Nasdaq Listing and concurrently with the release of the $3,700 from the escrow account to Bonus. However, as of June 30, 2020 and as of the date of these financial statements, Bonus has not satisfied the Nasdaq Listing condition and the Milestone Closing has not occurred.

As the Bonus Shares represent marketable securities with readily determinable fair value, Bonus shares issued to the Company were recognized upon initial recognition based on their quoted price (less applicable non-marketability discount) as of the date of the completion of the Bonus Agreements at an aggregate amount of $8,759. The difference between the fair value of Bonus shares and the amount of cash that was transferred directly to Bonus from an escrow account was recognized as financial liability, representing the Company’s obligation to Bonus with respect to the LO2A Proceeds in an amount of $5,059 (see Note 2).

In addition, during the period from completion of the Bonus Agreements (February 19, 2020) and through June 30, 2020, the Company recognized financial income from revaluation of its investment in Bonus marketable securities in an amount of $1,000 (the Company recognized a loss of $2,388 for the three month period ended March 31, 2020, resulting in financial income of $3,388 for the three month period ended June 30, 2020) due to the change in the quoted market price of these shares on TASE. Such amount was presented as part of financial income (expenses), net.

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

The Series B Purchase Agreement contained customary covenants, representations and warranties of the parties thereto, including, among others, (i) a covenant by the investors not to transfer the Series B Preferred Stock without the approval of the Company; (ii) a covenant by the Company, for as long as any Series B Preferred Stock remain outstanding, not to sell any Bonus Shares for a price per share equal to less than NIS 0.40 (the “Price Restriction”); and (iii) a covenant by the Company, simultaneously with, or promptly after, the redemption of the Series B Preferred Stock, to assign certain rights under the Bonus Purchase Agreement, such as the right to liquidated damages in the event of delayed Nasdaq Listing, and under the Bonus Registration Rights Agreement, to the investors.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	SIGNIFICANT TRANSACTIONS (Cont.)

In connection with the Series B Purchase Agreement, the Company agreed to file, at the closing, a Certificate of Designations of Series B Non-Voting Redeemable Preferred Stock with the Secretary of State of Delaware (the “Series B Certificate of Designations”). Pursuant to the Series B Certificate of Designations, the Company designated 7,500 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock were not convertible into shares of Common Stock of the Company and have no voting powers, except as related to certain rights to protect the rights and preferences of the Series B Preferred Stock and with respect to sales or dispositions of the Series B Preferred Stock at a price per share below the Price Restriction. The Series B Preferred Stock entitled its holders to (i) 80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements and (ii) 80% of any cash dividends received by the Company on such Bonus Shares. Under the Series B Certificate of Designations, the Company had the option to redeem the Series B Preferred Stock at any time by distributing to holders of the Series B Preferred Stock (i) 80% of the Bonus Shares then held by the Company and (ii) 80% of all dividends received by the Company but not yet paid to holders of the Series B Preferred Stock (the “Redemption Payment”). The Company was required to redeem the Series B Preferred Stock through payment of the Redemption Payment upon the earlier of (i) 60 days following the Nasdaq Listing of the Bonus Shares, and (ii) December 28, 2020.

However, until the completion of the Nasdaq Listing, an amount of $3,700 shall remain in an escrow account upon the failure of such listing by Bonus, such amount shall be required to be released in its entirely to the Series B investors. This escrow account of $3,700 is presented as Restricted deposit in the accompanying consolidated balance sheet as of June 30, 2020.

As of the completion date (February 19, 2020), the Company recognized a liability in light of its obligation to redeem the Series B Preferred Stock at its fair value in an amount of $10,707, representing the sum of the remaining escrow amount of $3,700 (which, in case the Milestone Closing will not be met, will be paid to the Series B investors) and 80% of the Company’s investment in Bonus marketable shares, see Note 2.

The difference between the amount of the liability recognized with respect to the Series B Preferred Stock ($10,707) and the cash amount actually invested by such preferred stock investors ($7,500), amounting to $3,207 was recognized immediately as financial expense, net upon the completion of the Bonus agreement and the Series B Purchase Agreement, within financial income (loss), net.

In addition, from the date of the completion and until June 30, 2020, the Company recognized a loss in an amount of $803 (the Company recognized a gain of $1,910 during the three month period ended March 31, 2020, resulting in a loss of $2,703 for the three month period ended June 30, 2020) as part of financial income (loss), net due to the revaluation of the mandatorily redeemable Series B Preferred Stock liability.

On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares to the holders of Series B Preferred Stock representing 80% of the Bonus shares then held by the Company. As a result of such distribution, as of the date of these Financial Statements, the Company owns the remaining 17,047,800 Bonus Shares, representing approximately 1.76% of the outstanding shares of Bonus.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	FINANCIAL INCOME (LOSS), NET

Composition:

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Financial income:
Change in the fair value of marketable securities	$1,000	$-	$3,391	$-
Bank commissions and exchange rate differences	-	28	-	2
Amortization of premium related to convertible loans	-	1,087	-	320

Total financial income	$1,000	$1,115	$3,391	$322

Financial expenses:
Accrued interest on convertible loans	$-	$(18)	$-	$(9)
Loss from extinguishment of convertible loans	-	(878)	-	(926)
Loss from recognition of mandatorily redeemable Series B Preferred Stock	(3,207)	-	-	-
Revaluation of mandatorily redeemable Series B Preferred Stock	(803)		(2,713)
Change in the fair value of marketable securities	-	(194)	-	(101)
Bank commissions and exchange rate differences	(14)	-	(3)	-

Total financial expenses	(4,024)	(1,090)	(2,716)	(1,036)

Total financial income (loss), net	$(3,024)	$25	$675	$(714)

NOTE 7:-	SUBSEQUENT EVENTS

On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares to the (now former) holders of Series B Preferred Stock.

On July 15, 2020, OcuWize entered into a loan agreement with Bank Hapoalim (the "Bank"), whereby the Bank extended a loan in the principal amount of NIS 850,000 (approximately $248,000) (the “2020 Loan”). The 2020 Loan bears interest at an annual rate of 5.45%, which will be paid in monthly payments. The 2020 Loan has a maturity date of January 15, 2020. In order to secure its obligations and performance pursuant to the 2020 Loan, OcuWize recorded a pledge in favor of the Bank and agreed that at any time, the value of all the assets in the bank account will not be less than NIS 1,700,000 (approximately $496,000). In order to satisfy this requirement, the Company loaned to OcuWize a portion of Bonus Shares held by it.

On August 11, 2020, our Board of Directors approved the following equity grants: (i) 150,000 restricted stock units vesting quarterly over a period of two years to the Chairman of our Board of Directors and (ii) 100,000 restricted stock units vesting quarterly over a period of two years to each of the other non-executive directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive income (loss) and cash flows. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”) filed with the United States Securities and Exchange Commission(the “SEC”), and our unaudited interim consolidated financial statements and accompanying notes to these Financial Statements included in this Form 10-Q. All amounts are in U.S. dollars and rounded to thousands of U.S dollars.

Forward-Looking Statement Notice

This unaudited quarterly report on Form 10-Q contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the risk factors set forth in our 2019 Form 10-K and in Part II – Item 1A of this report.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our 2019 Form 10-K and in Part II – Item 1A of this report.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	we need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our License Agreement (as hereinafter defined) may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans for our business and product candidate;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and our ability to operate our business without infringing the intellectual property rights of others;

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and our industry; and

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as terrorist attacks, pandemic diseases, such as the novel coronavirus (COVID-19), hurricanes, fire, floods, pollution and earthquakes; and

●	the impact of the political and security situation in Israel on our business.

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

We intend to focus on marketing LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and / or Sjögren’s, in the United States, and in additional territories, subject to obtaining the appropriate regulatory file for each such territory and purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II clinical trial that we have completed and the Phase IV clinical trial which we completed in May 2020, and in which we expect to publish topline data in the third fiscal quarter of 2020.

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

In November 2018, we completed a phase II multi-center trial at five different medical centers in Israel (the “Phase II Multi-Center Trial”). The Phase II Multi-Center Trial was a randomized, double-blind, placebo-controlled study carried out in parallel groups that evaluated the safety and efficacy of LO2A for patients suffering from moderate to severe CCH. The primary efficacy endpoint for the Phase II Multi-Center Trial was the change from baseline in lissamine green conjunctival staining score at 3 months; secondary endpoints include change from baseline in lissamine green conjunctival staining score at 1 month, change from baseline in LIPCOF score at 1 and 3 months, change from baseline in TFBUT at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety endpoints include adverse events recorded throughout the trial, best-corrected visual acuity, slit lamp biomicroscopy findings, undilated fundoscopy findings and intraocular pressure measurements. We consulted with ophthalmology consultants from the United States in the preparation of the protocol for the Phase II Multi-Center Trial. In November 2018 we received the top line results for the Phase II Multi-Center Trial which describe analysis of the primary endpoint. The originally planned primary analysis was based upon recruitment of a sample size of 62 patients. Analysis was performed on the 49 fully evaluable patients using a mixed model with repeated measures (MMRM) and utilized all post baseline observations, (1-month and 3-month follow-ups) demonstrating statistical significance between the LO2A group and the placebo group (P=0.0079). The planned primary endpoint analysis compared average reduction in LGCS score from baseline to three months. This analysis also demonstrated a strong trend towards significance (P=0.0713) with average reduction in LGCS score between baseline and 3 months of -3.5 and -1.6 in the LO2A and placebo groups, respectively.

In May 2020, we completed a phase IV multi-center trial at three different medical centers in Israel (the “Phase IV Multi-Center Trial”). The Phase IV Multi-Center Trial evaluated the safety and efficacy of LO2A for symptomatic improvement of DES in 69 adult patients with Sjögren’s. Enrolled patients were randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. The Phase IV Multi-Center Trial was designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S., China and Israel. We expect to publish topline results in the third quarter of 2020.

On January 9, 2020, the Company entered into (i) an Exchange Agreement (the “Bonus Exchange Agreement”), with Bonus BioGroup Ltd. (“Bonus”), an Israeli company whose ordinary shares are traded on the Tel Aviv Stock Exchange, and (ii) a Share Purchase Agreement (the “Bonus Purchase Agreement”, and together with the Bonus Exchange Agreement, the “Bonus Agreements”) with Bonus. Pursuant to the Bonus Agreements, the Company agreed to grant Bonus, in consideration for the issuance of 62,370,000 ordinary shares of Bonus (the “LO2A Shares”), the right to receive 37% of future L02A-based products (“LO2A Proceeds”) (if any), which, as more fully defined in the Bonus Exchange Agreement, include proceeds generated by the Company, Wize Israel and OcuWize, as a result of (i) the sale, license or other disposal of products or other rights underlying the LO2A technology licensed to OcuWize under the License Agreement, as amended; and (ii) a Sale Transaction, which, as more fully defined in the Bonus Exchange Agreement, includes the sale of shares or assets of Wize Israel and/or OcuWize. In addition, if the Sale Transaction involves a change of control of the Company, Bonus will be entitled to elect, to either remain with its right to 37% of the LO2A Proceeds or receive a one-time payment equal to 37% of the value attributed to Wize Israel out of the total proceeds payable for the Company in such transaction.

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

According to the Bonus Agreements, the total number of Bonus Shares issuable to the Company (including the shares to be released at the Milestone Closing) was computed as the number of ordinary shares of Bonus equal to the quotient obtained by dividing (A) $16.4 million expressed in NIS (based on the exchange rate between NIS and the dollar as of January 8, 2020) by (B) NIS 0.50. As of January 9, 2020, such total number of Bonus Shares represented (on a post-issuance basis) approximately 12% of the outstanding share capital of Bonus.

In order to finance the transactions contemplated by the Bonus Purchase Agreement, on January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors. Pursuant to the Series B Purchase Agreement, the Company sold to the investors, and the investors purchased from the Company, in a private placement, an aggregate of 7,500 shares of newly created Series B Non-Voting Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series B Preferred Stock”) for a purchase price of $1,000 per share, for aggregate gross proceeds under the Series B Purchase Agreement of $7.5 million, which funds were deposited into an escrow account, of which (i) $500,000 was paid to the Bonus Escrow Account and $100,000 was paid to the Company to cover certain of its transactions expenses, in each case, promptly following the execution of the Series B Purchase Agreement, and (ii) the remaining $6.9 million were released to the Bonus Escrow Account upon the closing of the transactions contemplated by the Series B Purchase Agreement (of which, as described above, $3.7 million shall be released upon the earlier of the Milestone Closing or upon written consent of the holders of at least a majority of the Series B Preferred Stock).

Pursuant to the Certificate of Designations of Series B Non-Voting Redeemable Preferred Stock (the “Series B Certificate of Designations”), the Company designated 7,500 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock are not convertible into shares of common stock of the Company and have no voting powers, except as related to certain rights to protect the rights and preferences of the Series B Preferred Stock and with respect to sales or dispositions of the Series B Preferred Stock at a price per share below the Price Restriction. The Series B Preferred Stock entitled its holders to (i) 80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements and (ii) 80% of any cash dividends received by the Company on such Bonus Shares. Under the Series B Certificate of Designations, the Company has the option to redeem the Series B Preferred Stock at any time by distributing to holders of the Series B Preferred Stock (i) 80% of the Bonus Shares then held by the Company and (ii) 80% of all dividends received by the Company but not yet paid to holders of the Series B Preferred Stock (the “Redemption Payment”). The Company is required to redeem the Series B Preferred Stock through payment of the Redemption Payment upon the earlier of (i) 60 days following the Nasdaq Listing, and (ii) December 28, 2020, unless the Company elected to redeem the Series B Preferred Stock earlier.

On February 19, 2020, the Company closed (i) the Series B Purchase Agreement and issued and sold 7,500 shares of Series B Preferred Stock for aggregate gross proceeds of $7.5 million and (ii) the Bonus Agreements, whereby the Company sold 37% of the LO2A Proceeds to Bonus as described above and invested $7.4 million in Bonus, of which $3.7 million were released to Bonus at closing and in consideration for 85,239,000 Bonus Shares and $3.7 million were deposited into an escrow account, and in consideration for their release upon the Nasdaq Listing, an additional 28,413,000 Bonus Shares will be released to the Company.

On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares to the holders of Series B Preferred Stock, representing 80% of the Bonus Shares then held by the Company. As a result of such distribution, as of the date hereof, the Company beneficially owns the remaining 17,047,800 Bonus Shares, representing approximately 1.76% of the outstanding shares of Bonus (excluding 5,682,600 Bonus shares, out of the 28,413,000 Bonus shares held in trust, that will be transferred to the Company upon satisfaction of certain conditions set forth in the Bonus Agreements, including the Nasdaq Listing).

We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have decreased from $1,730,000 in the six months ended June 30, 2019 to $1,146,000 for the six months ended June 30, 2020. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Results of Operations - Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019

Operating expenses:
Research and development	$(180,000)	(221,000)
General and administrative	(966,000)	(1,509,000)
Total operating costs	(1,146,000)	(1,730,000)
Financial income (loss), net	(3,024,000)	25,000
Net loss	$(4,170,000)	(1,705,000)

Revenues

We did not generate any revenues from operations during the six months ended June 30, 2020 and 2019. We had no revenues primarily because Wize Israel is engaged primarily in research and development. Pursuant to the License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the License Agreement. In February 2019, the Company and Resdevco agreed that royalties for 20 and 30 unit dose eyedrops shall be the higher of $0.60 or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, and that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of the U.S. Food and Drug Administration (“FDA”) approval for eye drops utilizing the licensed technology.

Operating Expenses

Research and development expenses. Research and development expenses were $180,000 for the six months ended June 30, 2020, compared to $221,000 for the six months ended June 30, 2019, a decrease of $41,000 or 18.5%. The decrease in research and development expenses is mainly due to the completion of clinical trials in May 2020.

General and administrative expenses. General and administrative expenses were $966,000 for the six months ended June 30, 2020, compared to $1,509,000 for the six months ended June 30, 2019, a decrease of $543,000 or 35.9%. The decrease in general and administrative expenses during these periods is primarily related to decreases in investor relations and marketing expenses, a decrease in share-based compensation expenses, reduction in professional services and a reduction in overseas travel.

Financial Income (loss), Net. Financial loss, net was $3,024,000 for the six months ended June 30, 2020 compared to financial income, net of $25,000 for the six months ended June 30, 2019, a change of $3,049,000 or 12,196%. The change in financial income, net during these periods is primarily related to a decrease in premium amortization on convertible loans, which were extinguished prior to January 1, 2020, and due to a loss from the recognition of the Series B Preferred Stock and changes from the revaluation of the Series B Preferred Stock which were set off by an increase in the fair value of marketable securities during the six month period ended June 30, 2020.

Net Income (loss). As a result of the foregoing, we recognized a net loss of $4,170,000 for the six months ended June 30, 2020 compared to $1,705,000 for the six months ended June 30, 2019, a change of $2,465,000 or 144.5%.

Results of Operations - Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019

Operating expenses:
Research and development	$(4,000)	(158,000)
General and administrative	(541,000)	(981,000)
Total operating costs	(545,000)	(1,139,000)
Financial income (loss), net	675,000	(714,000)
Net loss	$130,000	(1,853,000)

Revenues

We did not generate any revenues from operations during the three months ended June 30, 2020 and 2019. We had no revenues primarily because Wize Israel is engaged primarily in research and development. Pursuant to the License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the License Agreement. In February 2019, the Company and Resdevco agreed that royalties for 20 and 30 unit dose eyedrops shall be the higher of $0.60 or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, and that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of the U.S. Food and Drug Administration (“FDA”) approval for eye drops utilizing the licensed technology.

Operating Expenses

Research and development expenses. Research and development expenses were $4,000 for the three months ended June 30, 2020, compared to $158,000 for the three months ended June 30, 2019, a decrease of $154,000 or 97.5%. The decrease in research and development expenses is mainly due to the completion of clinical trials in May 2020.

General and administrative expenses. General and administrative expenses were $541,000 for the three months ended June 30, 2020, compared to $981,000 for the three months ended June 30, 2019, a decrease of $440,000 or 44.8%. The decrease in general and administrative expenses during these periods is primarily related to decreases in investor relations and marketing expenses, a decrease in share-based compensation expenses, reduction in professional services and a reduction in overseas travel.

Financial Income (loss), Net. Financial income, net was $675,000 for the three months ended June 30, 2020 compared to financial loss, net of $714,000 for the three months ended June 30, 2019, a change of $1,389,000 or 194.5%. The change in financial income, net during these periods is primarily related to a decrease in premium amortization on convertible loans, which were extinguished prior to January 1, 2020, and a loss from extinguishment of convertible loans, which were set off by an increase in fair value of marketable securities and changes from the revaluation of the Series B Preferred Stock during the three month period ended June 30, 2020.

Net Income (loss). As a result of the foregoing, we recognized $130,000 of net income for the three months ended June 30, 2020 compared to $1,853,000 net loss for the three months ended June 30, 2019, a change of $1,983,000 or 107%.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. In the past several years, we financed our operations primarily through equity and convertible debt financings in private placements.

Working Capital and Cash Flows

As of June 30, 2020 and December 31, 2019, we had $98,000 and $718,000 in cash and cash equivalents, respectively.

As of June 30, 2020 and December 31, 2019, we had no outstanding loans, but as of June 30, 2020, we had a current obligation of $11,510 related to the Series B Preferred Stock.

As of June 30, 2020 and December 31, 2019, we had $1,571,000 and $506,000 of working capital, respectively. As of June 30, 2020, we had an accumulated deficit of $38,069,000. The increase in working capital was primarily due to the recognition of restricted deposit and investment in Bonus shares which was partially offset by a recognition of the Series B Preferred Shares as a result of the transaction with Bonus.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(589,000)	$(1,198,000)
Net cash provided by investing activities	$4,000	$-
Net cash provided by financing activities	$(50,000)	$(150,000)

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

For the six months ended June 30, 2020 and 2019, net cash used in operating activities was $589,000 and $1,198,000, respectively. The decrease in net cash used in operating activities of $609,000 was mainly due to the increase in net loss of $2,465,000, an increase in marketable equity securities revaluation of $1,194,000, a decrease in the loss from extinguishment of convertible loans of $878,000 and a decrease in stock-based compensation of $248,000 which was set off by an increase in net loss from the recognition and fair value revaluation of the Series B Preferred Stock of $4,010,000 and a decrease in amortization of the premium related to convertible loans of $1,087,000.

For the six months ended June 30, 2020 and 2019, net cash used in investing activities was immaterial and nil, respectively.

For the six months ended June 30, 2020 and 2019, net cash used in financing activities was $50,000 and $150,000, respectively. The decrease in net cash used in financing activity was mainly due to the difference between the funds that were raised in the Series B transaction in the amount of $7,500,000 and the funds that were invested in the transaction with Bonus, which amounted to $7,400,000.

Outlook

According to management estimates, liquidity resources as of June 30, 2020 may not be sufficient to maintain our planned level of operations for the next 12 months. In particular, we will need to raise additional funding or sell some of our marketable securities we received as a result of the transaction with Bonus and, as described below, take short-term loans. However, for a longer-term solution, we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A. “Risk Factors” of our 2019 Form 10-K. As of June 30, 2020, we had an accumulated deficit of $38,069,000.

On July 15, 2020, OcuWize entered into a loan agreement with Bank Hapoalim (the "Bank"), whereby the Bank extended a loan in the principal amount of NIS 850,000 (approximately $248,000) (the “2020 Loan”). The 2020 Loan bears interest at an annual rate of 5.45%, which will be paid in monthly payments. The 2020 Loan has a maturity date of January 15, 2020.In order to secure its obligations and performance pursuant to the 2020 Loan, OcuWize recorded a pledge in favor of the Bank and agreed that at any time, the value of all the assets in the bank account will not be less than NIS 1,700,000 (approximately $496,000). In order to satisfy this requirement, the Company loaned to OcuWize a portion of the Bonus Shares held by it.

In addition, during the years ended December 31, 2019 and 2018, and the six-month period ended June 30, 2020, we reported operating losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2019 included in our Form 10-K for the year ended December 31, 2019, contains an emphasis of this matter in a paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include a similar emphasis of matter paragraph with respect to our ability to continue as a going concern.

Except as outlined above, we currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through debt or equity financings, sell of marketable equity securities or by out-licensing our distribution rights. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts.

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our interim consolidated financial statements as of June 30, 2020 included in this Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements as of December 31, 2019 included in our 2019 Form 10-K. There have been no changes to critical accounting policies in the six months period ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are exposed to fluctuations in the market value of our investments.

Currently, we hold 17,047,800 Bonus Shares, representing approximately 1.76% of the outstanding shares of Bonus (excluding 5,682,600 Bonus shares that will be transferred to the Company upon satisfaction of certain conditions set forth in the Bonus Agreements, including the Nasdaq Listing). As of August 12, 2020, the closing sale price of one Bonus Share was NIS 0.386 (equivalent to $0.1133). Market values of these investments can be negatively affected by various factors, including business and financial results, of the issuers of such securities.

We adjust our marketable securities according to fair value based on Bonus Share market price. All gains and losses on marketable securities, realized and unrealized, are recognized as financial income (expense), which increases the volatility of our financial income (expense).

As a result of these factors, the value or liquidity of our cash equivalents, as well as our marketable securities could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Letter Agreement (SPA), dated June 24, 2020, by and between the Company and Bonus BioGroup Ltd.
10.2*	Amendment to Letter Agreement (SPA), dated July 1, 2020, by and between the Company and Bonus BioGroup Ltd.
31.1	Rule 13a-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
32.1	Rule 13a-14(a) Certification by Principal Executive Officer*
32.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Q2 2020 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: August 14, 2020	By	/s/ Noam Danenberg
Noam Danenberg Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By	/s/ Or Eisenberg
Or Eisenberg Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)