Form 10-Q
period 2020-09-30
Wize Pharma, Inc.
filed 2020-11-16
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 16, 2020, the registrant had a total of 16,450,841 shares of common stock, $0.001 par value per share (the “Common Stock”), outstanding.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Wize” and “our company” refer to Wize Pharma, Inc., a Delaware corporation, and its wholly-owned Israeli subsidiaries, Wize Pharma Ltd. (“Wize Israel”) and OcuWize Ltd. (“OcuWize”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this report are translated using the rate of NIS 3.361 to one U.S. dollar, the exchange rate reported by the Bank of Israel for November 12, 2020.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

WIZE PHARMA, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

U.S. DOLLARS IN THOUSANDS

UNAUDITED

- - - - - - - - - - - - - - -

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of September 30,	As of December 31,
	2020	2019
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$102	$718
Restricted deposit	3,700	-
Restricted bank deposit	12	41
Marketable equity securities	2,701	10
Other current assets	150	378

Total current assets	6,665	1,147

NON-CURRENT ASSETS:
Property and equipment, net	6	7
Operating lease right of use assets	4	22

Total non-current assets	10	29

TOTAL ASSETS	$6,675	$1,176

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

U.S. dollars in thousands (except share data)

	As of September 30,	As of December 31,
	2020	2019
	Unaudited

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,119	$369
Operating lease obligation - current	4	22
Current portion of license purchase obligation	250	250
Short term loan payable	247	-
Mandatorily redeemable Series B Non-Voting Redeemable Preferred Stock	4,707	-

Total current liabilities	6,327	641

NON-CURRENT LIABILITIES:

Contingent obligation with respect to future revenues	6,817	-

Total non-current liabilities	6,817	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A Preferred Stock, with $0.001 par value per share -
Authorized: 1,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding: 178 at September 30, 2020 and December 31, 2019	*	*
Common Stock, with $0.001 par value per share -
500,000,000 shares authorized at September 30, 2020 and December 31, 2019; 16,296,791 and 15,873,128 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	16	16
Additional paid-in capital	34,719	34,491
Accumulated other comprehensive loss	(73)	(73)
Accumulated deficit	(41,131)	(33,899)

Total shareholders’ equity (deficit)	(6,469)	535

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,675	$1,176

(*)	Less than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Operating expenses:
Research and development expenses	$(392)	$(451)	$(212)	$(230)
General and administrative expenses	(1,904)	(2,118)	(938)	(609)

Operating loss	(2,296)	(2,569)	(1,150)	(839)

Financial loss, net	(4,936)	(8)	(1,912)	(33)

Net loss	$(7,232)	$(2,577)	$(3,062)	$(872)

Basic and diluted net loss per share	$(0.44)	$(0.26)	$(0.19)	$(0.08)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	16,149,313	10,101,073	16,296,791	10,806,155

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

For the nine month period ended September 30, 2020

							Accumulated		Total
	Series A					Additional	other		shareholder’s
	Preferred Stock			Common Stock		paid-in	comprehensive	Accumulated	equity
	Number	Amount		Number	Amount	capital	(loss)	deficit	(deficit)

Balance as of December 31, 2019	178	$	*	15,873,128	16	$34,491	$(73)	$(33,899)	$535
Stock-based compensation	-		-	423,663	-	228	-	-	228
Net loss for the interim period	-		-	-	-	-	-	(7,232)	(7,232)

Balance as of September 30, 2020	178	$	*	16,296,791	16	$34,719	$(73)	$(41,131)	$(6,469)

For the three month period ended September 30, 2020

	Series A Preferred Stock			Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholder’s equity
	Number	Amount		Number	Amount	capital	(loss)	deficit	(deficit)

Balance as of June 30, 2020	178	$	*	16,198,991	16	$34,655	$(73)	$(38,069)	$(3,471)
Stock-based compensation	-		-	97,800	-	64	-	-	64
Net income for the interim period	-		-	-	-	-	-	(3,062)	(3,062)

Balance as of September 30, 2020	178	$	*	16,296,791	16	$34,719	$(73)	$(41,131)	$(6,469)

For the nine month period ended September 30, 2019

	Preferred Stock A		Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s Equity
	Number	Amount	Number	Amount	capital	income (loss)	deficit	(deficit)

Balance as of December 31, 2018	910	$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212
Amounts allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans	-	-	-	-	(633)	-	-	(633)
Amounts that were allocated to recognition of the right for future investment and warrants – loan 2016	-	-	-	-	637	-	-	637
Amounts that were allocated to recognition of the right for future investment and warrants - loan 2017	-	-	-	-	962	-	-	962
Deemed dividends with respect to the repurchase of right for future investment	-	-	-	-	-	-	(185)	(185)
Issuance of Common stock	-	-	900,000	1	764	-	-	765
Conversion of Preferred stock into Common stock (Notes 5c and 5f)	(732)	-	732,000	-	-	-	-	-
Stock-based compensation	-	-	332,545	-	672	-	-	672
Net loss for the interim period	-	-	-	-	-	-	(2,577)	(2,577)

Balance as of September 30, 2019 (unaudited)	178	$1	10,922,095	10	$32,674	$(73)	$(32,759)	$(147)

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

For the three month period ended September 30, 2019

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

The accompanying notes are an integral part of the unaudited interim consolidated financial statements

WIZE PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2020	2019
	Unaudited
Cash flows from operating activities

Net loss	$(7,232)	$(2,577)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2	1
Stock-based compensation	228	672
Marketable equity securities revaluation	(644)	302
Loss from extinguishment of convertible loans	-	878
Accrued interest on convertible loans	-	36
Amortization of premium related to convertible loans	-	(1,188)
Loss from recognition of mandatorily redeemable Series B Preferred Stock	3,207	-
Change from revaluation of mandatorily redeemable Series B Preferred Stock	597	-
Change from revaluation of contingent obligation with respect to future revenues	1,758	-
Increase in license purchase obligation	150	150

Change in:
Other current assets	228	103
Accounts payable	750	75

Net cash used in operating activities	(956)	(1,548)

Cash flows from investing activities

Purchase of property and equipment	(1)	-
Proceeds from sale of marketable equity securities	115	-

Net cash provided by investing activities	114	-

Cash flows from financing activities

License obligation	(150)	(150)
Net proceeds from issuance of mandatorily redeemable Series B Preferred Stock	100	-
Loan received	247	-

Net cash provided by (used in) financing activities	197	(150)

Decrease in cash, cash equivalents and restricted cash	(645)	(1,698)
Cash, cash equivalents and restricted cash at the beginning of the period	759	3,183

Cash, cash equivalents and restricted cash at the end of the period	$114	$1,485
Supplemental disclosure of non-cash financing activities:

Common shares issued through receipt of marketable securities	$-	$765
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans – March 2019 loan amendment	$-	$(481)
Amounts that were allocated to the right for future investment - 2016 loan – March 2019 loan amendment	$-	$256
Amounts that were allocated to the right for future investment - 2017 loan – March 2019 loan amendment	$-	$386
Deemed dividends with respect to the repurchase of right for future investment – March 2019 loan amendment	$-	$104
Amount allocated to the repurchase right to existing right to future investment related to 2016 and 2017 loans – May 2019 loan extension	$-	$(152)
Amounts that were allocated to the right for future investment and warrants - 2016 loan – May 2019 loan extension	$-	$381
Amounts that were allocated to the right for future investment and warrants - 2017 loan – May 2019 loan extension	$-	$576
Deemed dividends with respect to the repurchase of right for future investment – May 2019 loan extension	$-	$81
Amount allocated to the 2016 Loan - March 2019 loan amendment	$-	$729
Amount allocated to the 2017 Loan - March 2019 loan amendment	$-	$1,037
Amount allocated to the 2016 Loan - May 2019 loan extension	$-	$634
Amount allocated to the 2017 Loan - May 2019 loan extension	$-	$922
Amounts transferred from Series B Preferred Stock investment to restricted deposit held in escrow	$3,700	$-
Investment in marketable securities (Bonus shares)	$8,759	$-
Recognition of contingent obligation with respect to future revenues	$5,059	$-
Issuance of mandatorily redeemable Series B Preferred Stock	$7,400	$-
Settlement of mandatorily redeemable series B Preferred Stock through distribution of Bonus shares	$6,597	$-

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

Commencing August 30, 2016, Wize Israel manages most of its activity through OcuWize Ltd. (“OcuWize”), a wholly owned Israeli subsidiary of Wize Israel, which manages and develops most of the Company’s activity under an existing license agreement. In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”), with Resdevco Research and Development Company Ltd. (“Resdevco”). Pursuant to the License Agreement., Resdevco granted to Wize Israel (and thereafter, to OcuWize) an exclusive license to develop in the United States, under the LO2A licensed technology, products in the field of ophthalmic disorders, to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the licensed territories in the field of ophthalmic disorders.

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

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of September 30, 2020, the Company has an accumulated deficit of $41,131.

In addition, in the period and year ended September 30, 2020 and December 31, 2019, respectively, the Company reported operating losses and negative cash flows from operating activities.

Management considered the significance of such conditions in relation to the Company’s ability to meet its current and future obligations and determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of Bonus Shares (as hereinafter defined) (see note 5), sale of equity or equity-linked securities and/or debt securities and, to the extent available, short-term and long-term loans. Although the Company received loan proceeds from a bank (see Note 5) of $247 during the nine month period ended September 30, 2020, there can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

Regarding the issuance, and subsequent redemption, of the Series B Preferred Stock concurrently with the transaction with Bonus in February 2020, see also Note 5.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)

c.	Risk factors:

As of September 30, 2020, the Company had an accumulated deficit of $41,131. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any material revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses have resulted principally from costs incurred in development and discovery activities and general and administrative expenses.

The Company expects to continue to incur losses for the foreseeable future, and these losses will likely increase as it:

■   initiates and manages further development and clinical trials for LO2A;

■   seeks regulatory approvals for LO2A;

■   implements internal systems and infrastructures;

■   seeks to license additional technologies to develop;

■   pays royalties related to the License Agreement and in connection with the obligation with respect to future revenues;

■   hires management and other personnel; and

■   moves towards commercialization.

No certainty exists that the Company will be able to complete the development of LO2A for Conjunctivochalasis (“CCH”), Sjögren’s syndrome (“Sjögren’s”) or any other ophthalmic disorder, due to financial, technological or other difficulties. If LO2A fails in clinical trials or does not gain regulatory clearance or approval, or if LO2A does not achieve market acceptance, the Company may never become profitable. In addition, while the Company explores license and other strategic transactions in an attempt to monetize the LO2A, there is no assurance that the Company will be successful in doing so and, even if is able to do so, what the timing or terms thereof may be of such licenses or strategic transactions.

The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows. Moreover, the Company’s prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in a highly regulated and competitive market, such as the biopharmaceutical market, where regulatory approval and market acceptance of its products are uncertain, and the other risks set forth in the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”), including risks and uncertainties relating to the outbreak of the COVID-19 pandemic. There can be no assurance that the Company’s efforts will ultimately be successful or result in revenues or profits.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of these unaudited interim consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

The significant accounting policies applied in the annual audited consolidated financial statements of the Company as of December 31, 2019 are applied consistently in these unaudited interim consolidated financial statements, other significant accounting policies applied primarily to transactions first occurring after December 31, 2019, are described below:

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

The fair value of such liability was measured upon its initial recognition at its fair value, based on the difference between the fair value of the marketable securities received by the Company, less the amount of cash paid by the Company. In subsequent periods, the fair value of the liability for contingent payment obligation is based on management estimate. As of September 30, 2020, the Company revaluated the liability to its fair value with the assistance of an external appraiser, pursuant to the Company’s estimations and assumptions.

The Company has determined that the inputs used in measuring the fair value of the contingent payment obligation fall within Level 3 in the fair value hierarchy which involves significant estimations and assumptions regarding any projected future proceeds from the LO2A, including, among others, the dry eye US market size in 2025 (USD 2.9 Billion), the maximum penetration rate of the product into the U.S. market - 12%, the patent expiration date (2038), the operational profit rate - 26%, the probabilities for FDA phases approvals, and the risk-adjusted rate for discounting future cash flows - 20.3%.

The Company has determined that the inputs used in measuring the fair value of the contingent payment obligation fall within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including, among others, any projected future proceeds from the LO2A, the risk-adjusted rate for discounting future cash flows and other relevant assumptions.  Actual results could differ from the estimates made. Changes in fair value (including the component related to imputed interest), would be included in the consolidated statements of comprehensive loss as part of financial income (loss) under the heading “Changes in fair value of contingent payment obligation with respect to future revenues.”

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Mandatorily Redeemable Series B Preferred Stock

The Company classified its formerly outstanding Series B Preferred Stock as a liability, as their terms embody an unconditional obligation of the Company to redeem the shares by transferring cash or other assets that equal (i) 80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements (as hereinafter defined) and (ii) 80% of any cash dividends received by the Company on such Bonus Shares) at a specified or determinable date or dates.

As the mandatory redemption date was December 28, 2020 (or earlier), the liability was classified as a current liability as of September 30, 2020.

The Company elected to measure this liability in its entirety, at its fair value (the “Fair Value Option”) in accordance with ASC 825-10, “Financial Instruments” due to the variable and contingent nature of the redemption price of such financial liability.

Upon initial recognition and in subsequent periods, the Company measured the fair value of the liability related to the Series B Preferred Stock based on the value of the Bonus Shares and the cash amount that the Company is required to transfer to the Series B investors upon the redemption of the Series B Preferred Stock. The difference between the amount received by the Company upon the issuance of the Series B Preferred Stock and their fair value as of that date was carried immediately to the consolidated statements of comprehensive loss as part of financial income (loss).

The issuance costs of the Series B Preferred Stock were recognized immediately as an expense during the three months ended March 31, 2020.

On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares to the (now former) holders of Series B Preferred Stock. However, as of September 30, 2020, 9,546,768 Bonus Shares (out of the said 68,191,200 shares) to which several of the former holders of Series B Preferred Stock are entitled, are still held in the Company’s bank account as the Company did not receive the required instructions as to the transfer of such Bonus Shares from such former holders. The said shares are presented in the balance sheet as an asset and a liability at the amount of $1,007.

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

For the nine and three month periods ended September 30, 2020 and 2019, all outstanding stock options and other convertible instruments have been excluded from the calculation of the diluted net income (loss) per share as all such securities are anti-dilutive for all years presented.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share for the nine and three months ended September 30, 2020 and 2019, are as follows:

	Nine months ended September 30,
	2020	2019

Numerator:
Net loss	$(7,232)	$(2,577)
Less: Net loss attributed to Series A Preferred Stock (*)	80	124
Add: Deemed dividend with respect to right for future investment	-	(185)

Net loss applicable to shareholders of Common Stock	$(7,152)	$(2,638)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	16,149,313	10,101,073
Net loss per share of Common stock, basic and diluted	$(0.44)	$(0.26)

	Nine months ended September 30,
	2020	2019

Preferred Stock, options and warrants excluded from the calculations of diluted loss per share	16,693,339	7,295,167

	Three months ended September 30,
	2020	2019

Numerator:
Net loss	$(3,062)	$(872)
Less: Net loss attributed to Series A Preferred Stock (*)	32	14

Net loss applicable to shareholders of Common Stock	$(3,030)	$(858)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	16,296,791	10,806,155
Net loss per share of Common stock, basic and diluted	$(0.19)	$(0.08)

(*)	During the year ended December 31, 2018 the Company issued Series A Preferred Stock as part of the October 2018 transaction. These preferred shares are participating securities.

	Three months ended September 30,
	2020	2019

Preferred Stock, options and warrants excluded from the calculations of diluted loss per share	16,693,339	6,986,873

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other interim period. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020 (the “2019 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019 has been derived from these audited consolidated statements.

NOTE 4:-	STOCKHOLDERS’ EQUITY

a.	The Common Stock confers upon their holders the right to participate and vote in general shareholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

b.	On January 9, 2020, the Company entered into the Bonus Agreements and the Series B Purchase Agreement (as such terms are defined in Note 5 below), whereby, at the closing of both transactions, which occurred on February 19, 2020, (i) the Company sold 37% of future revenues (if any) from its LO2A Proceeds to Bonus, an Israeli company whose ordinary shares are traded on the Tel Aviv Stock Exchange (“TASE”), and invested cash amount of $7,400 in Bonus (of which $3,700 are held in trust) and (ii) in consideration, Bonus issued to the Company new ordinary shares of Bonus in a number equal to $16,400 divided by a purchase price per share of NIS 0.50 (approximately $0.12). The fair value of such Bonus ordinary shares received, based on a quote of the share price on January 9, 2020, the date of signing the Bonus Agreements, was $0.12 and, as of the date of the closing of the transactions, was $0.11.

c.	On August 11, 2020, the Company’s Board of Directors approved the following equity grants: (i) 150,000 restricted stock units vesting quarterly over a period of two years to the Chairman of the Board of Directors of the Company and (ii) 100,000 restricted stock units vesting quarterly over a period of two years to each of the other three non-executive directors.

NOTE 5:-	SIGNIFICANT TRANSACTIONS

The Bonus/LO2A Transaction

On January 9, 2020, the Company entered into (i) an Exchange Agreement (the “Bonus Exchange Agreement”), with Bonus and (ii) a Share Purchase Agreement (the “Bonus Purchase Agreement” and, together with the Bonus Exchange Agreement, the “Bonus Agreements”) with Bonus.

Pursuant to the Bonus Agreements, the Company agreed to grant Bonus, in consideration for the issuance of 62,370,000 ordinary shares of Bonus to the Company (the “LO2A Shares”), the right to receive 37% of future LO2A Proceeds (if any), which, as more fully defined in the Bonus Exchange Agreement, include proceeds generated by the Company, Wize Israel and OcuWize, as a result of (i) the sale, license or other disposal of products or other rights underlying the LO2A technology licensed to OcuWize under the License Agreement; and (ii) a Sale Transaction, which, as more fully defined in the Bonus Exchange Agreement, includes the sale of shares or assets of Wize Israel and/or OcuWize. In addition, if the Sale Transaction involves a change of control of the Company, Bonus will be entitled to elect, to either remain with its right to 37% of the LO2A Proceeds or receive a one-time payment equal to 37% of the value attributed to Wize Israel out of the total proceeds payable for the Company in such transaction.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	SIGNIFICANT TRANSACTIONS (Cont.)

In addition, pursuant to the Bonus Purchase Agreement, the Company agreed to purchase 51,282,000 ordinary shares of Bonus (the “PIPE Shares”, and together with the LO2A Shares, the “Bonus Shares”), for an aggregate purchase price of $7,400 in cash, which funds were deposited directly into an escrow account (the “Bonus Escrow Account”), of which (i) $500 was paid to Bonus as an advance promptly following execution of the Bonus Purchase Agreement, (ii) $3,200 was released to Bonus concurrently with the closing of the transactions contemplated by the Bonus Agreements in exchange for 50% of the PIPE Shares and (iii) $3,700 will be released to Bonus upon the Milestone Closing (as defined in the Bonus Purchase Agreement), in exchange for the remaining 50% of the PIPE Shares that were issued by Bonus and deposited into the escrow at the closing. The Company’s obligation to consummate the Milestone Closing is conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”). However, as of September 30, 2020 and as of the date of these financial statements, Bonus has not satisfied the Nasdaq Listing condition and the Milestone Closing has not occurred.

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

Regarding the requirement to release the remaining escrow amount of $3,700 to the Series B investors if Bonus fails to achieve the Nasdaq Listing, see below.

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

As of the date of closing of the Bonus Agreements, the Company received 85,239,000 of Bonus Shares. Pursuant to the Bonus Agreements, an additional 28,413,000 Bonus Shares were to be released to the Company upon the Nasdaq Listing and concurrently with the release of the $3,700 from the escrow account to Bonus. However, as of September 30, 2020 and as of the date of these financial statements, Bonus has not satisfied the Nasdaq Listing condition and the Milestone Closing has not occurred. Accordingly, such amount is presented as restricted deposit (asset) in the balance sheet as of September 30, 2020 and the same amount is reflected as part of the liability with respect to the Series B Preferred Stock (as defined below). The Bonus Agreements also provide that, in the event that the Milestone Closing shall not occur on or before twelve (12) months following the Initial Deadline (the “Milestone End Date”), the Company may terminate the requirement to conduct the Milestone Closing by written notice to Bonus, with a copy to the escrow agent (the “Investor Milestone Termination Notice” and the date of delivery of such notice, the “Investor Milestone Termination Date”), in which case, (A) the liquidated damages described above shall not continue to accrue for the time following the Investor Milestone Termination Date, (B) the escrow amount shall be returned to the Company (following the redemption of the Series B Preferred Stock described below, to the former holders thereof), and (C) the 28,413,000 Bonus Shares held in escrow shall be returned to Bonus.

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

In addition, during the period from completion of the Bonus Agreements (February 19, 2020) and through September 30, 2020, the Company recognized financial income from revaluation of its investment in Bonus marketable securities in an amount of $644 (the Company recognized income of $1,000 for the six month period ended June 30, 2020, resulting in financial loss of $356 for the three month period ended September 30, 2020) due to the change in the quoted market price of these shares on TASE. Such amount was presented as part of financial income (expenses), net.

During the nine month period ended September 30, 2020, the Company received cash proceeds of $111 from the sale of 1,023,707 of Bonus Shares, which are marketable securities, in open market transactions.

The Mandatorily Redeemable Series B Investment

In order to finance the transactions contemplated by the Bonus Purchase Agreement, on January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors.

Pursuant to the Series B Purchase Agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of 7,500 shares of newly created Series B Non-Voting Redeemable Preferred Stock, par value $0.001 per share, of the Company (“Series B Preferred Stock”) for a purchase price of $1.00 per share, for aggregate gross proceeds under the Series B Purchase Agreement of $7,500, which funds were deposited into an escrow account, of which (i) $500 was to be paid to the Bonus Escrow Account and $100 was to be paid to the Company to cover certain of its transactions expenses, in each case, promptly following the execution of the Series B Purchase Agreement, and (ii) the remaining $6,900 was to be released to the Bonus Escrow Account upon the closing of the transactions contemplated by the Series B Purchase Agreement (of which, as described above, $3,200 was to be released upon the earlier of the Milestone Closing or upon written consent of the holders of at least a majority of the Series B Preferred Stock).

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

However, until the completion of the Nasdaq Listing, an amount of $3,700 shall remain in an escrow account and, upon the failure of such listing by Bonus by the Milestone End Date, such amount shall be required to be released in its entirety to the Series B investors. This escrow account of $3,700 is presented as restricted deposit in the accompanying consolidated balance sheet as of September 30, 2020 and the same amount is reflected as part of the liability with respect to the mandatorily redeemable series B preferred Stock.

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

In addition, from the date of the completion of the Bonus agreements and until September 30, 2020, the Company recognized a loss in an amount of $597 (the Company recognized a loss of $803 during the six month period ended June 30, 2020, resulting in a gain of $206 for the three month period ended September 30, 2020) as part of financial income (loss), net due to the revaluation of the mandatorily redeemable Series B Preferred Stock liability.

On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares representing an amount of $6,597 to the holders of Series B Preferred Stock representing 80% of the Bonus shares then held by the Company. As a result of such distribution, as of the date of these financial statements, the Company owns the remaining 16,024,093 Bonus Shares, representing approximately 1.61% of the outstanding shares of Bonus. However, as of September 30, 2020, an amount of 9,546,768 Bonus Shares (out of the said 68,191,200 shares) to which several of the former holders of Series B Preferred Stock are entitled, are still held in the Company’s bank account as the Company did not receive the required instructions as to the transfer of such Bonus Shares from such former holders. The said shares are presented in the balance sheet as an asset and a liability at the amount of $1,007.

The 2020 Loan

On July 15, 2020, OcuWize entered into a loan agreement with Bank Hapoalim (the “Bank”), whereby the Bank extended a loan in the principal amount of NIS 850,000 (approximately $247,000) (the “2020 Loan”), which is presented as a short term loan payable in the accompanying unaudited consolidated balance sheet as of September 30, 2020. The 2020 Loan bears interest at an annual rate of 5.45%, which will be paid in monthly payments. The 2020 Loan has a maturity date of January 15, 2021. In order to secure its obligations and performance pursuant to the 2020 Loan, OcuWize recorded a pledge in favor of the Bank and agreed that at all times, the value of all the assets in the OcuWize bank account will not be less than NIS 1,700,000 (approximately $496,000). In order to satisfy this requirement, the Company loaned to OcuWize a portion of the Bonus Shares held by it.

WIZE PHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	FINANCIAL INCOME (LOSS), NET

Composition:

	Nine months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited

Financial income:
Change in the fair value of marketable securities	$644	$-	$-	$-
Bank commissions and exchange rate differences	-	22	-	-
Revaluation of mandatorily redeemable Series B Preferred Stock	-	-	206	-
Amortization of premium related to convertible loans	-	1,188	-	101

Total financial income	$644	$1,210	$206	$101

Financial expenses:
Accrued interest on convertible loans	$-	$(36)	$-	$(18)
Accrued interest on loans	(1)	-	(1)	-
Loss from extinguishment of convertible loans	-	(878)	-	-
Loss from recognition of mandatorily redeemable Series B Preferred Stock	(3,207)	-	-	-
Loss from revaluation of contingent obligation with respect to future revenues	(1,758)	-	(1,758)	-
Revaluation of mandatorily redeemable Series B Preferred Stock	(597)	-	-	-
Change in the fair value of marketable securities	-	(302)	(356)	(108)
Exchange rate differences	-	-	-	(6)
Bank commissions and exchange rate differences	(17)	(2)	(3)	(2)

Total financial expenses	(5,580)	(1,218)	(2,118)	(134)

Total financial income (loss), net	$(4,936)	$(8)	$(1,912)	$(33)

NOTE 7:-	SUBSEQUENT EVENTS

On November 12, 2020, the Company announced topline results from its Phase IV clinical trial of its in-license eye drop formula, LO2A, for the symptomatic treatment of dry eye syndrome in patients with Sjögren’s syndrome.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our 2019 Form 10-K, our prior Quarterly Reports on Form 10-Q, and in Part II – Item 1A of this report.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our License Agreement (as hereinafter defined) may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans and transactions for our business and product candidate;

●	our ability to engage in strategic transactions that may monetize our rights in our LO2A licensed technology and, if so, the timing and terms thereof;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and our ability to operate our business without infringing the intellectual property rights of others;

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and our industry;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as terrorist attacks, pandemic diseases, such as the novel coronavirus (COVID-19), hurricanes, fire, floods, pollution and earthquakes; and

●	the impact of the political and security situation in Israel on our business.

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

Overview

General. We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including dry eye syndrome (“DES”). We have in-licensed certain rights to purchase, market, sell and distribute a formula known as LO2A, a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”), with Resdevco Research and Development Company Ltd. (“Resdevco”). Pursuant to the License Agreement, Resdevco granted to Wize Israel (and thereafter, to OcuWize) an exclusive license to develop in the United States, under the LO2A licensed technology, products in the field of ophthalmic disorders, to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the licensed territories in the field of ophthalmic disorders.

LO2A is currently registered and marketed by its inventor in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES, CCH and Sjögren’s and in the Netherlands for the treatment of DES and Sjögren’s.

We intend to focus on marketing LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and / or Sjögren’s, in the United States, and in additional territories, subject to obtaining the appropriate regulatory file for each such territory and purchasing the rights to market, sell and distribute LO2A in those additional territories. We believe that the potential for the most economic success is in marketing LO2A for treating CCH and Sjögren’s. The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II clinical trial that we have completed and the Phase IV clinical trial which we completed in May 2020, and with respect to which, we published topline data on November 12, 2020, as described in Item 5 below.

We plan, subject to successful studies results, to engage local or multinational distributors to handle the distribution of LO2A or engage in such other strategic transactions that may monetize our rights in our LO2A licensed technology. In particular, we intend to (i) engage, subject to obtaining the requisite rights in LO2A, pharmaceutical companies or distributors around the world with relevant marketing capabilities in the pharmaceutical field, in order for such pharmaceutical companies to sell LO2A, with us prioritizing those territories where we may expedite the registration process of LO2A based on existing knowledge and studies previously conducted on LO2A, without requiring additional studies, or (ii) explore other strategic transactions with pharmaceutical companies or others that will monetize our rights in the LO2A licensed technology. However, there is no assurance whether we will be able to consummate any such transactions and, even if we did, what will be the timing or terms thereof.

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

In May 2020, we completed a phase IV multi-center trial at five different medical centers in Israel (the “Phase IV Multi-Center Trial”). The Phase IV Multi-Center Trial evaluated the safety and efficacy of LO2A for symptomatic improvement of DES in 69 adult patients with Sjögren’s. Enrolled patients were randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. The Phase IV Multi-Center Trial was designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S. We announced the topline results of such trial on November 12, 2020, as described in Item 5 below.

Bonus Agreements. On January 9, 2020, the Company entered into (i) an Exchange Agreement (the “Bonus Exchange Agreement”), with Bonus BioGroup Ltd. (“Bonus”), an Israeli company whose ordinary shares are traded on the Tel Aviv Stock Exchange, and (ii) a Share Purchase Agreement (the “Bonus Purchase Agreement”, and together with the Bonus Exchange Agreement, the “Bonus Agreements”) with Bonus. Pursuant to the Bonus Agreements, the Company agreed to grant Bonus, in consideration for the issuance of 62,370,000 ordinary shares of Bonus (the “LO2A Shares”), the right to receive 37% of future L02A-based products (“LO2A Proceeds”) (if any), which, as more fully defined in the Bonus Exchange Agreement, include proceeds generated by the Company, Wize Israel and OcuWize, as a result of (i) the sale, license or other disposal of products or other rights underlying the LO2A technology licensed to OcuWize under the License Agreement, as amended; and (ii) a Sale Transaction, which, as more fully defined in the Bonus Exchange Agreement, includes the sale of shares or assets of Wize Israel and/or OcuWize. In addition, if the Sale Transaction involves a change of control of the Company, Bonus will be entitled to elect, to either remain with its right to 37% of the LO2A Proceeds or receive a one-time payment equal to 37% of the value attributed to Wize Israel out of the total proceeds payable for the Company in such transaction.

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

The Company’s obligation to consummate the Milestone Closing is conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”). However, as of September 30, 2020 and as of the date hereof, Bonus has not satisfied the Nasdaq Listing condition and the Milestone Closing has not occurred. Accordingly, such amount is presented as restricted deposit (asset) in the balance sheet as of September 30, 2020 and the same amount is reflected as part of the liability with respect to the Series B Preferred Stock (as defined below).

The Bonus Agreements contain customary covenants, representations and warranties of the parties thereto, including, among others, (i) a covenant by the Company to use its reasonable commercial efforts to commercialize the LO2A technology or otherwise generate the LO2A Proceeds; (ii) a covenant by Bonus to issue additional shares to the Company upon certain events, including if Bonus conducts a private placement of its ordinary shares during the nine-month period following the closing at a price per share that is below NIS 0.30 per share; (iii) a covenant by Bonus to use its reasonable commercial efforts to conduct the Nasdaq Listing as soon as practicable, and in any event within 180 days following the closing (the “Initial Deadline”) and, if the Nasdaq Listing does not occur by the Initial Deadline, the Company will be entitled to liquidated damages for each 30 days of delay. The liquidated damages, which range between $20,000 to $164,000, depending on the length of the delay, may be paid, at Bonus’ election, in either cash or ordinary shares of Bonus; and (iv) a post-closing covenant by the Company to create, and cause Wize Israel and OcuWize to create, certain first priority liens in favor of Bonus to secure the Company’s obligations under the Bonus Exchange Agreement, including certain related negative covenants. The Bonus Agreements also provide that, in the event that the Milestone Closing shall not occur on or before twelve (12) months following the Initial Deadline , the Company may terminate the requirement to conduct the Milestone Closing by written notice to Bonus, with a copy to the escrow agent (the date of delivery of such notice, the “Investor Milestone Termination Date”), in which case, (A) the liquidated damages described above shall not continue to accrue for the time following the Investor Milestone Termination Date, (B) the escrow amount shall be returned to the Company (following the redemption of the Series B Preferred Stock described below, to the former holders thereof), and (C) the 28,413,000 Bonus Shares held in escrow shall be returned to Bonus.

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

Series B Preferred Stock and Redemption. In order to finance the transactions contemplated by the Bonus Purchase Agreement, on January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors. Pursuant to the Series B Purchase Agreement, the Company sold to the investors, and the investors purchased from the Company, in a private placement, an aggregate of 7,500 shares of newly created Series B Non-Voting Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series B Preferred Stock”) for a purchase price of $1,000 per share, for aggregate gross proceeds under the Series B Purchase Agreement of $7.5 million, which funds were deposited into an escrow account, of which (i) $500,000 was paid to the Bonus Escrow Account and $100,000 was paid to the Company to cover certain of its transactions expenses, in each case, promptly following the execution of the Series B Purchase Agreement, and (ii) the remaining $6.9 million were released to the Bonus Escrow Account upon the closing of the transactions contemplated by the Series B Purchase Agreement (of which, as described above, $3.7 million shall be released upon the earlier of the Milestone Closing or upon written consent of the holders of at least a majority of the Series B Preferred Stock). As of September 30, 2020, and as of the date hereof, Bonus has not satisfied the Nasdaq Listing condition and the Milestone Closing has not occurred.

Pursuant to the Certificate of Designations of Series B Non-Voting Redeemable Preferred Stock (the “Series B Certificate of Designations”), the Company designated 7,500 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock were not convertible into shares of common stock of the Company and had no voting powers, except as related to certain rights to protect the rights and preferences of the Series B Preferred Stock and with respect to sales or dispositions of the Series B Preferred Stock at a price per share below the Price Restriction. The Series B Preferred Stock entitled its holders to (i) 80% of the proceeds received by the Company through future sales of the Bonus Shares issued to the Company under the Bonus Agreements and (ii) 80% of any cash dividends received by the Company on such Bonus Shares. Under the Series B Certificate of Designations, the Company has the option to redeem the Series B Preferred Stock at any time by distributing to holders of the Series B Preferred Stock (i) 80% of the Bonus Shares then held by the Company and (ii) 80% of all dividends received by the Company but not yet paid to holders of the Series B Preferred Stock (the “Redemption Payment”). The Company was required to redeem the Series B Preferred Stock through payment of the Redemption Payment upon the earlier of (i) 60 days following the Nasdaq Listing, and (ii) December 28, 2020, unless the Company elected to redeem the Series B Preferred Stock earlier.

On February 19, 2020, the Company closed (i) the Series B Purchase Agreement and issued and sold 7,500 shares of Series B Preferred Stock for aggregate gross proceeds of $7.5 million and (ii) the Bonus Agreements, whereby the Company sold 37% of the LO2A Proceeds to Bonus as described above and invested $7.4 million in Bonus, of which $3.7 million were released to Bonus at closing in consideration for 85,239,000 Bonus Shares and $3.7 million were deposited into an escrow account, and in consideration for their release upon the Nasdaq Listing, an additional 28,413,000 Bonus Shares will be released to the Company (and, following the redemption described below, to the other former holders of Series B Preferred Stock). However, as of September 30, 2020 and as of the date hereof, Bonus has not satisfied the Nasdaq Listing condition and the Milestone Closing has not occurred. Accordingly, such amount is presented as restricted deposit (asset) in the balance sheet, as of September 30, 2020 and the same amount is reflected as part of the liability with respect to the Series B Preferred Stock.

On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares to the holders of Series B Preferred Stock, representing 80% of the Bonus Shares then held by the Company. As a result of such distribution, as of the date hereof, the Company beneficially owns the remaining 16,024,093 Bonus Shares, representing approximately 1.61% of the outstanding shares of Bonus (excluding 5,682,600 Bonus shares, out of the 28,413,000 Bonus shares held in trust, that will be transferred to the Company upon satisfaction of certain conditions set forth in the Bonus Agreements, including the Nasdaq Listing).

Outlook. We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have decreased from $2,569,000 in the nine months ended September 30, 2019 to $2,296,000 for the nine months ended September 30, 2020, primarily because we reduced our general and administrative expenses, as discussed below. We will require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials and further research and development or engaging in such other strategic transactions that may monetize our rights in our LO2A licensed technology. In particular, we are currently exploring a strategic transaction that will entail acquiring a company that is not in our line of business, while allowing our securityholders to retain their economic interests in our LO2A licensed technology, such as by way of issuing contingent value rights linked to such LO2A technology to our existing securityholders. However, there is no assurance whether we will be able to enter and consummate such transaction and, even if weare, what the timing or terms thereof may be.

Results of Operations - Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019

Operating expenses:
Research and development	$(392,000)	(451,000)
General and administrative	(1,904,000)	(2,118,000)
Total operating costs	(2,296,000)	(2,569,000)
Financial income (loss), net	(4,936,000)	(8,000)
Net loss	$(7,232,000)	(2,577,000)

Revenues

We did not generate any revenues from operations during the nine months ended September 30, 2020 and 2019. We had no revenues primarily because Wize Israel is engaged primarily in research and development. Pursuant to the License Agreement, Wize Israel is required to pay Resdevco certain royalties for sales in the licensed territories based on an agreed-upon price per unit of either $0.60, in Israel and Ukraine, or in the low single digits of US Dollars, in the People’s Republic of China, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the License Agreement. In February 2019, the Company and Resdevco agreed that royalties for 20 and 30 unit dose eyedrops shall be the higher of $0.60 or a percentage of revenues, not to exceed 10%, from sales made in the United States and other countries, excluding Israel, China and Ukraine, and that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and then annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of the U.S. Food and Drug Administration (“FDA”) approval for eye drops utilizing the licensed technology.

Operating Expenses

Research and development expenses. Research and development expenses were $392,000 for the nine months ended September 30, 2020, compared to $451,000 for the nine months ended September 30, 2019, a decrease of $59,000, or 15%. The decrease in research and development expenses is mainly due to the completion of clinical trials in May 2020, which was partially offset by expenses related to finalizing the study report of such clinical trials.

General and administrative expenses. General and administrative expenses were $1,904,000 for the nine months ended September 30, 2020, compared to $2,118,000 for the nine months ended September 30, 2019, a decrease of $214,000, or 10%. The decrease in general and administrative expenses during these periods is primarily related to decreases in share-based compensation expenses, and decreases in overseas travels and investor relations, which were partially offset by an increase in payroll and benefits.

Financial loss, Net. Financial loss, net was $4,936,000 for the nine months ended September 30, 2020 compared to financial loss, net of $8,000 for the nine months ended September 30, 2019, a change of $4,928,000, or 61,600%.  The change in financial loss, net during these periods is primarily related to a decrease in premium amortization on convertible loans, which were extinguished prior to January 1, 2020, as well as due to a recorded loss from the recognition of the Series B Preferred Stock and changes from the revaluation of the Series B Preferred Stock and the contingent obligation with respect to future revenues under the Bonus Agreements which were partially offset by an increase in the fair value of marketable securities during the nine month period ended September 30, 2020.

Net loss. As a result of the foregoing, we recognized a net loss of $7,232,000 for the nine months ended September 30, 2020 compared to a net loss of $2,577,000 for the nine months ended September 30, 2019, a change of $4,655,000, or 181%.

Results of Operations - Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019

Operating expenses:
Research and development	$(212,000)	(230,000)
General and administrative	(938,000)	(609,000)
Total operating costs	(1,150,000)	(839,000)
Financial income (loss), net	(1,912,000)	(33,000)
Net loss	$(3,062,000)	(872,000)

Revenues

We did not generate any revenues from operations during the three months ended September 30, 2020 and 2019. We had no revenues primarily because Wize Israel is engaged primarily in research and development. See further discussion above under revenues for nine months ended September 30, 2020 above.

Operating Expenses

Research and development expenses. Research and development expenses were $212,000 for the three months ended September 30, 2020, compared to $230,000 for the three months ended September 30, 2019, a decrease of $18,000, or 8%. The decrease in research and development expenses is mainly due to the fact that in the three months ended September 30, 2020, we did not have any active clinical studies.

General and administrative expenses. General and administrative expenses were $938,000 for the three months ended September 30, 2020, compared to $609,000 for the three months ended September 30, 2019, an increase of $329,000, or 54%. The increase in general and administrative expenses during these periods is primarily related to an increase in payroll and benefits expenses and professional services, which were partially offset by a decrease in share-based compensation expenses as well as decreases in investor relations and marketing expenses.

Financial loss, Net. Financial loss, net was $1,912,000 for the three months ended September 30, 2020 compared to financial loss, net of $33,000 for the three months ended September 30, 2019, a change of $1,879,000, or 5,694%. The change in financial income, net during these periods is primarily related to a decrease in premium amortization on convertible loans, which were extinguished prior to January 1, 2020, and a loss from extinguishment of convertible loans, which were set off by a decrease in fair value of marketable securities and changes from the revaluation of the Series B Preferred Stock and the contingent obligation with respect to future revenues under the Bonus Agreements during the three month period ended September 30, 2020.

Net loss. As a result of the foregoing, we recognized $3,062,000 of net loss for the three months ended September 30, 2020 compared to $872,000 net loss for the three months ended September 30, 2019, a change of $2,190,000, or 251%.

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

Working Capital and Cash Flows

As of September 30, 2020 and December 31, 2019, we had $102,000 and $718,000 in cash and cash equivalents, respectively.

As of September 30, 2020, we had $247,000 of outstanding loan, and as of December 30, 2019, we had no outstanding loans.

As of September 30, 2020, we had a current obligation of $4,707,000 related to the formerly outstanding Series B Preferred Stock, of which (i) $3.7 million are for the funds held in escrow and which, upon the failure of the Nasdaq Listing by Bonus, will be released in its entirely to the former holders of the Series B Preferred Stock, and (ii) approximately $1.0 million, which is presented on our balance sheet both as an asset and a liability, is related to 9,546,768 Bonus shares (out of the said 68,191,200 Bonus shares that we were required to distribute as part of the redemption described above) to which several of the former holders of Series B Preferred Stock are entitled and are still held in the Company’s bank account (and the Company will transfer those shares to such holders when the Company will receive from those holders instructions to which bank account the shares should be transferred).

As of September 30, 2020 and December 31, 2019, we had $338,000 and $506,000 of working capital, respectively. The decrease in working capital was primarily due to the recognition of the Series B Preferred Shares as a result of the transaction with Bonus, which was partially offset by a recognition of restricted deposit and investment in Bonus Shares and from a recognition of a loan payable received from the bank on July 15, 2020. As of September 30, 2020, we had an accumulated deficit of $41,131,000.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(956,000)	$(1,548,000)
Net cash provided by investing activities	$114,000	$-
Net cash provided by (used in) financing activities	$197,000	$(150,000)

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020 and 2019, net cash used in operating activities was $956,000 and $1,548,000, respectively. The decrease in net cash used in operating activities of $592,000 was mainly due to the increase in net loss of $4,655,000, an increase in marketable equity securities revaluation of $946,000, a decrease in the loss from extinguishment of convertible loans of $878,000 and a decrease in stock-based compensation of $445,000 which was set off by an increase in net loss from the recognition and fair value revaluation of the Series B Preferred Stock of $3,804,000, an increase in net loss from revaluation of the contingent obligation with respect to future revenues pursuant to the Bonus Agreements of $1,758,000 and a decrease in amortization of the premium related to convertible loans of $1,188,000.

For the nine months ended September 30, 2020 and 2019, net cash provided by investing activities was $114,000 and nil, respectively. The increase in net cash provided by investing activities resulted from selling a portion of the Bonus shares held by the Company.

 For the nine months ended September 30, 2020 and 2019, net cash provided by financing activities was $197,000 and net cash used in financing activities was $150,000, respectively. The cash provided by financing activities in 2020 was due to a loan received on July 15, 2020 and the difference between the funds that were raised in the Series B transaction in the amount of $7,500,000 and the funds that were invested in the transaction with Bonus, which amounted to $7,400,000, which was partially offset by the payment of the license fees to Resdevco for the 2020 fiscal year as described above. The cash used in financing activities in 2019 was due to the payment of the license fees to Resdevco for the 2019 fiscal year.

Outlook

According to management estimates, liquidity resources as of September 30, 2020 may not be sufficient to maintain our planned level of operations for the next 12 months. In particular, we will need to raise additional funding or sell some of our marketable securities we received as a result of the transaction with Bonus and, as described below, take short-term loans. However, for a longer-term solution, we will need to either (i) seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates or (ii) reach another strategic transaction with pharmaceutical companies or others that may monetize our rights in the LO2A licensed technology. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A. “Risk Factors” of our 2019 Form 10-K.

On July 15, 2020, OcuWize entered into a loan agreement with Bank Hapoalim (the “Bank”), whereby the Bank extended a loan in the principal amount of NIS 850,000 (approximately $247,000) (the “2020 Loan”). The 2020 Loan bears interest at an annual rate of 5.45%, which will be paid in monthly payments. The 2020 Loan has a maturity date of January 15, 2021. In order to secure its obligations and performance pursuant to the 2020 Loan, OcuWize recorded a pledge in favor of the Bank and agreed that at any time, the value of all the assets in the bank account will not be less than NIS 1,700,000 (approximately $496,000). In order to satisfy this requirement, the Company loaned to OcuWize a portion of the Bonus Shares held by it.

In addition, during the years ended December 31, 2019 and 2018, and the nine-month period ended September 30, 2020, we reported operating losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2019 included in our Form 10-K for the year ended December 31, 2019, contains an emphasis of this matter in a paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include a similar emphasis of matter paragraph with respect to our ability to continue as a going concern.

Except as outlined above, we currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through debt or equity financings, sell of marketable equity securities or by out-licensing our distribution rights or reaching another strategic transaction with pharmaceutical companies or others that may monetize our rights in the LO2A licensed technology. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts.

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our interim consolidated financial statements as of September 30, 2020 included in this Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are described in the notes to our consolidated financial statements as of December 31, 2019 included in our 2019 Form 10-K. There have been no changes to critical accounting policies in the nine months period ended September 30, 2020, other than the described in Note 2.a to the Financial Statements above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, we own 16,024,093 Bonus Shares, representing approximately 1.61% of the outstanding shares of Bonus (excluding 5,682,600 Bonus shares that will be transferred to the Company upon satisfaction of certain conditions set forth in the Bonus Agreements, including the Nasdaq Listing). As of November 12, 2020, the closing sale price of one Bonus Share was NIS 0.388 (equivalent to $0.1154). Market values of these investments can be negatively affected by various factors, including business and financial results, of the issuers of such securities.

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

Item 5. Other Information

Amendment to 2018 SPA

On November 12, 2020, the Company and the holders of a majority of the securities purchased pursuant to that certain Securities Purchase Agreement that we entered into on October 22, 2018 with several accredited investors (the “2018 SPA”), executed an amendment to the 2018 SPA, whereby the period during which the signatories to the 2018 SPA had a right of first offer for certain sales by the Company of its securities, was shortened, such that it expired on October 24, 2020.

The foregoing description of the amendment to the 2018 SPA does not purport to be complete and is subject to and qualified by reference to the full text of such document, which is attached as exhibit 10.1 to this Form 10-Q.

Phase IV Clinical Trial

On November 12, 2020, the Company announced topline results from its Phase IV clinical trial of its in-license eye drop formula, LO2A, for the symptomatic treatment of dry eye syndrome (DES) in patients with Sjögren’s syndrome. The randomized, double-masked comparative study evaluated LO2A versus Alcon’s Systane® Ultra UD (“comparator”), an over-the-counter lubricant eye drop product used to relieve dry and irritated eyes in DES patients, which is also used to treat dry eye in patients with Sjögren’s syndrome.

The study design included 69 patients (138 eyes) with Sjögren’s syndrome experiencing DES that were randomized in a 1:1 ratio into two treatment groups, LO2A or Systane® Ultra UD. Drops were administered topically to the eye over a 3-month period.

The primary endpoint of the study was change in corneal staining score, using the National Eye Institute (NEI) Industry Grading System after 3 months of study treatment. This is an objective measure used to determine the severity of the damage caused by dryness of the eye (referred to as “sign”).

Secondary endpoints included a conjunctival staining score after one month of treatment and changes in quality of life with subjective questionnaires, including Ocular Surface Disease Index (OSDI) and Visual Analogue Scale (VAS) score after one and three months of treatment (referred to as “symptoms”). Clinically significant results were defined as a reduction of 3 points in corneal and conjunctival staining and an improvement of 30 points in VAS and of 10 points in OSDI measurements.

The topline results consisted of the following:

●	LOA2 met its primary endpoint of non-inferiority vs. comparator at the 3-month time point in corneal staining with a p value of 0.001.

●	LO2A continued, as in prior trials, to demonstrate a good safety profile with no major adverse events or side effects reported.

●	A numeric advantage was evident in both the signs and symptoms of DES for patients using LO2A vs. the comparator in the subgroup of patients with primary Sjögren’s (11 and 17 patients with primary Sjögren’s were in the LO2A and Control groups, respectively).

●	LO2A demonstrated clinically meaningful improvement in both the signs and symptoms of DES in patients suffering from Sjögren’s - 100% of the patients treated with LO2A showed a clinically significant improvement in at least one of the primary and secondary end point measurements included in the trial at the 3-month time point vs. 90% of patients treated with comparator. In addition, among the LO2A treatment group, 74% of patients showed a clinically significant improvement in both signs and symptoms vs. 59% in the comparator group.

●	For the subset of patients with primary Sjögren’s, average conjunctival staining at the 3-month time point was reduced on average by 4.1 points by LO2A, compared to an average reduction of 2.7 points by the comparator, marking about a 52% difference.

●	For the subset of patients with primary Sjögren’s, there was an average reduction of 37.4 points in the eye dryness score measured by VAS in the group treated by LO2A, compared to an average reduction of 21.4 points in the comparator group at the 3-month time point, resulting in approximately a 75% difference.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1	Form of Amendment No. 1, dated as of October 28, 2020, to the Securities Purchase Agreement of October 22, 2018, by and among the Company and the investors signatory thereto*
31.1	Rule 13a-14(a) Certification by Principal Executive Officer*
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
32.1	Rule 13a-14(a) Certification by Principal Executive Officer*
32.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith

**	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Q3 2020 Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wize Pharma, Inc.

Date: November 16, 2020	By	/s/ Noam Danenberg
Noam Danenberg Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By	/s/ Or Eisenberg
Or Eisenberg Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)