Form 10-K
period 2020-12-31
Wize Pharma, Inc.
filed 2021-03-01
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☒	Smaller reporting company: ☒
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,961,169 computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2021, there were 33,052,951 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

INTRODUCTION

Throughout this Annual Report, unless otherwise designated, the terms “we”, “us”, “our”, the “Company”, “Wize” and “our company” refer to Wize Pharma, Inc., a Delaware corporation, its wholly-owned Israeli subsidiary, Wize Pharma Ltd. (“Wize Israel”), its wholly-owned Delaware subsidiary, Wize NC Inc. (“Wize NC”), and the wholly-owned subsidiary of Wize NC, OcuWize Ltd. (“OcuWize”).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

Unless derived from Wize’s financial statements or otherwise indicated, U.S. dollar translations of New Israeli Shekels (“NIS”) amounts presented in this Annual Report are translated using the rate of NIS 3.28 to one U.S. dollar, the exchange rate reported by the Bank of Israel for February 25, 2021.

On March 5, 2018, we effected a reverse stock split of our Common Stock at a ratio of one for twenty-four (1:24) (the “Reverse Stock Split”). Unless otherwise indicated, all share and per share amounts included in this Annual Report reflect the effects of the Reverse Stock Split.

Statements made in this Annual Report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms.  If we filed any of these documents as an exhibit to this Annual Report or to any registration statement or annual report that we previously filed, you may read the document itself for a complete description of its terms, and the summary included herein is qualified by reference to the full text of the document which is incorporated by reference into this Annual Report.

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the markets in which we operate, including our competitive position and market opportunity, is based on information from our own management estimates and research, as well as from industry and general publications and research, surveys and studies conducted by third parties. Management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. Our management estimates have not been verified by any independent source, and we have not independently verified any third-party information. In addition, assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Item 1A “Risk Factors” below.

Wize Pharma, Inc.®, the Wize logo and other trademarks or service marks of Wize appearing in this Annual Report are the property of Wize Pharma, Inc. or its subsidiaries. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

IMPORTANT NOTE REGARDING THE PENDING TRANSACTION WITH COSMOS

On December 30, 2020, we entered into a Bid Implementation Agreement (as amended, the “Bid Agreement”) with Cosmos Capital Limited, a digital infrastructure provider based in Sydney, Australia (“Cosmos”). Pursuant to the Bid Agreement, we commenced an off-market takeover offer under applicable Australian laws (the “Offer”), whereby we are offering 61.11 shares of our common stock in exchange for each one outstanding share of Cosmos. Immediately following the Closing Date, and assuming all of the holders of Cosmos Shares accept the Offer, Cosmos shareholders are expected to own approximately 87.65% of the outstanding common stock of Wize, while Wize existing stockholders are expected to remain the owners of approximately 10.75% of the outstanding common stock of Wize, each on a fully diluted basis and including warrants to be issued to Wize’s financial advisor to the transaction.

Pursuant to the Bid Agreement, prior to the Closing Date, Wize will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with Cosmos, certain of Wize’s subsidiaries (the “Wize Subsidiaries”), a person designated by Wize prior to the Closing Date as the Holders’ Representative (as defined herein), and the Rights Agent (as defined therein). Pursuant to the CVR Agreement, at the Closing Date, each Wize pre-Closing securityholder will receive one non-transferable CVR for each outstanding share of common stock of Wize and for each share of common stock of Wize underlying other convertible securities and warrants, held as of 4:01 p.m. Eastern Time on the day immediately before the Effective Time (as defined in the CVR Agreement). Each CVR will represent the right to receive a pro rata share of any consideration that may be received by Wize or the Wize Subsidiaries in connection with Wize’s existing LO2A (as defined below) business. In particular, CVR holders will be entitled to any consideration (whether cash, stock, assets or otherwise) that Wize or the Wize Subsidiaries (or any of its Affiliates or shareholders) receives in connection with an LO2A Transaction, which, as defined in the CVR Agreement, includes (i) a sale of any of the Wize Subsidiaries to a third party and/or (ii) the partnering, licensing, sublicensing, distribution, reselling or sale of all or any part of the LO2A Technology or LO2A Products to a third party, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 that the Wize Subsidiaries undertook to incur in the development of the LO2A Technology at the request of the Holders’ Representative.

On February 1, 2021, we lodged a Bidder’s Statement with the Australian Securities and Investments Commission to commence the Offer and, on February 16, 2021, we announced that the Offer became unconditional and that we plan to consummate the transactions contemplated by the Bid Agreement and the Offer on or about March 9, 2021.

Unless indicated otherwise by the context, the discussion in this Annual Report regarding our future business plans and activities, including, without limitation, risk factors, does not take into account the effect of the consummation of the Offer and related transactions, including the termination of directors and executive officers contemplated thereunder (collectively, the “Cosmos Transaction”).

For further information on the Cosmos Transaction, including the Bid Agreement, the Offer, the CVR Agreement, the Stock Restriction Agreement, the PIPE Agreements and related transactions, see in “Item 1 – BUSINESS – Overview – Cosmos Transaction” below and our Current Reports on Form 8-K filed with the SEC on January 5, 2021, January 19, 2021 and February 16, 2021, which are incorporated herein by reference.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below.

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A - “RISK FACTORS” below. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the timing and anticipated completion of the Cosmos Transaction;

●	the expected benefits of and potential value created by the Cosmos Transaction for our stockholders;

●	we may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	our current pipeline is based on a single compound known as LO2A (“LO2A”), which is an artificial tear preparation containing 0.015% sodium hyaluronate (“SH”), and on the continuation of our license to commercialize LO2A;

●	our inability to expand our rights under our license agreement for LO2A may have a detrimental effect on our business;

●	the initiation, timing, progress and results of our preclinical studies, clinical trials and other product candidate development efforts;

●	our ability to advance our product candidate into clinical trials or to successfully complete our preclinical studies or clinical trials;

●	our receipt of regulatory approvals for our product candidate, and the timing of other regulatory filings and approvals;

●	the clinical development, commercialization and market acceptance of LO2A;

●	our ability to establish and maintain corporate collaborations;

●	the implementation of our business model and strategic plans for our business and product candidate;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering LO2A and its ability to operate our business without infringing the intellectual property rights of others;

●	estimates of our expenses, future revenues, and capital requirements;

●	competitive companies, technologies and our industry;

●	the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent coronavirus (COVID-19) pandemic, including on our clinical trials, the demand for our products, our ability to operate and on overall economic conditions; and

●	statements as to the impact of the political and security situation in Israel on our business.

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

General

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

We currently intend to focus on marketing LO2A as a treatment for DES and other ophthalmic inflammations, including CCH and / or Sjögren’s, in the United States, and in additional territories, subject to obtaining the appropriate regulatory file for each such territory and purchasing the rights to market, sell and distribute LO2A in those additional territories (collectively, the “Licensed Territories”). We believe that the potential for the most economic success is in marketing LO2A for the treatment of DES patients suffering from CCH and/or Sjögren’s. The registration process in certain countries, including the United States, requires us to conduct additional clinical trials, in addition to the Phase II clinical trial that we have completed and the Phase IV clinical trial which we completed in May 2020, and with respect to which, we published topline data on November 12, 2020, as described below.

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

In May 2020, we completed a phase IV multi-center trial at five different medical centers in Israel (the “Phase IV Multi-Center Trial”). The Phase IV Multi-Center Trial evaluated the safety and efficacy of LO2A for symptomatic improvement of DES in 69 adult patients with Sjögren’s. Enrolled patients were randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. The Phase IV Multi-Center Trial was designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S. We announced the topline results of such trial on November 12, 2020, as described below.

Cosmos Transaction

On December 30, 2020, we entered into the Bid Agreement with Cosmos, which was subsequently amended on January 18, 2021 for the primary purpose of simplifying the Offer structure. Under the Bid Agreement (as amended), the parties agreed that Wize would commence the Offer, an off-market takeover offer under applicable Australian laws, to acquire all of the Cosmos Shares in exchange for 61.11 Wize shares of common stock for each Cosmos Share, being the Offer Consideration.

Under the Bid Agreement, 22.33 Wize shares of common stock out of the Offer Consideration will be “Restricted Stock” subject to a Stock Restriction Agreement to be entered into at the Closing Date and 38.78 Wize shares of common stock will be “Covered Securities”. A Cosmos shareholder who accepts the Offer (an “Accepting Shareholder”) will not be permitted to sell or encumber their Restricted Stock until December 31, 2021 (the “Milestone Date”). In addition, an Accepting Shareholders may not exercise voting rights in respect of Restricted Stock from the date of issuance of the Offer Consideration until the Milestone Date. An Accepting Shareholder is entitled to sell or encumber its Covered Securities. However, if (subject to certain limited exceptions) an Accepting Shareholder sells or encumbers any of its Covered Securities before the Milestone Date, Wize has an option to repurchase a pro rata proportion of the Restricted Stock for the lower of $0.0001 and the fair market value of the Restricted Stock. The Restricted Stock (and any dividends thereon) will be held by Wize in escrow for the Accepting Shareholder’s benefit until such time as the Restricted Stock is repurchased by Wize or all restrictions thereon lapse. If any Restricted Stock is repurchased under Wize’s repurchase option, a pro rata proportion of the dividend on the Restricted Stock shall be retained by Wize. The Offer Consideration, comprising the Restricted Stock and the Covered Securities, will be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, the investors are accredited investors, the investors are taking the securities for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities, and pursuant to Regulation S of the Securities Act to non-U.S. investors

Immediately following the Closing Date, and assuming all of the holders of Cosmos Shares accept the Offer, Cosmos shareholders are expected to own approximately 87.65% of the outstanding common stock of Wize, while Wize existing stockholders are expected to remain the owners of approximately 10.75% of the outstanding common stock of Wize, each on a fully diluted basis and including warrants to be issued to Wize’s financial advisor to the transaction.

Pursuant to the Bid Agreement, prior to the Closing Date, Wize will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with Cosmos, certain of Wize’s subsidiaries (the “Wize Subsidiaries”), a person designated by Wize prior to the Closing Date as the Holders’ Representative (as defined herein), and the Rights Agent (as defined therein). Pursuant to the CVR Agreement, at the Closing Date, each Wize pre-Closing securityholder will receive one non-transferable, on a contractual basis only, contingent value right (“CVR”) for each outstanding share of common stock of Wize and for each share of common stock of Wize underlying other convertible securities and warrants, held as of 4:01 p.m. Eastern Time on the day immediately before the Effective Time (as defined in the CVR Agreement). Each CVR will represent the right to receive a pro rata share of any consideration that may be received by Wize or the Wize Subsidiaries in connection with Wize’s existing LO2A business. In particular, CVR holders will be entitled to any consideration (whether cash, stock, assets or otherwise) that Wize or the Wize Subsidiaries (or any of its Affiliates or shareholders) receives in connection with an LO2A Transaction, which, as defined in the CVR Agreement, includes (i) a sale of any of the Wize Subsidiaries to a third party and/or (ii) the partnering, licensing, sublicensing, distribution, reselling or sale of all or any part of the LO2A Technology or LO2A Products to a third party, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 that the Wize Subsidiaries undertook to incur in the development of the LO2A Technology at the request of the Holders’ Representative.

The Bid Agreement also contains certain covenants to be performed at or following the Closing Date, including, among others, (i) agreement that the Board of Directors of Wize immediately following the Closing Date will consist, subject to certain exceptions, of three members to be designated by Cosmos and one member to be designated by Wize; (ii) covenants that Wize will seek, following the Closing Date, stockholder approval to be renamed Cosmos Capital, Inc. (or similar name), and to effect a reverse share split of Wize’s common stock; (iii) covenants that Wize will establish an incentive compensation program with respect to 40,000,000 shares of its common stock, to be granted promptly following the Closing Date, in the form of performance-based RSUs, performance rights or indeterminate rights based on the performance milestone criteria and allocation set in the Bid Agreement (the “Post-Closing Incentive Plan”), 50% of which are to be granted to personnel specified by Wize prior to the Closing Date and the remainder to be granted to personnel of Cosmos (see also Item 9B below); (iv) an obligation by Wize to terminate or procure the termination of each of the current employment or consulting agreements of Wize with Mr. Mark Sieczkarek, the Chairman of Wize Board of Directors, Mr. Noam Danenberg, the Chief Executive Officer of Wize, Mr. Or Eisenberg, the Chief Financial Officer of Wize, and another part-time employee related to Mr. Danenberg; and (v) an obligation by Wize to use its reasonable commercial efforts to enter into new, part time, consulting agreements with Mr. Danenberg and Mr. Eisenberg in a form to be agreed between Wize and Cosmos. In this respect, it should be noted that Wize, Cosmos and each of Mr. Danenberg and Mr. Eisenberg agreed on the form of such consulting agreements, whereby Mr. Danenberg and Mr. Eisenberg will provide part time consulting services to Wize following the Closing Date for monthly compensation of US$10,000 and US$7,500, respectively.

Concurrently with the execution of the Bid Agreement, we entered into Securities Purchase Agreements (the “PIPE Agreements”) with certain accredited investors (the “PIPE Investors”), including Mr. Noam Danenberg, our CEO. Pursuant to the PIPE Agreements, we agreed to sell to the PIPE Investors, and the PIPE Investors agreed to purchase from us, in a private placement, an aggregate of 25,000,000 shares of common stock for a purchase price of $0.12 per share, or aggregate gross proceeds of $3.0 million, which, in the case of Mr. Danenberg, may be satisfied by waiving outstanding amounts owed by the Company or its subsidiaries to Mr. Danenberg pursuant to his consulting agreement with our subsidiary.

On February 1, 2021, we lodged a Bidder’s Statement with the Australian Securities and Investments Commission to commence the Offer and, on February 16, 2021, we announced that the Offer became unconditional and that we plan to consummate the transactions contemplated by the Bid Agreement and the Offer on or about March 9, 2021.

Unless indicated otherwise by the context, the discussion in this Annual Report regarding our future business plans and activities does not take into account the effect of the consummation of the Offer and related transactions (collectively, the “Cosmos Transaction”).

For further information on the Cosmos Transaction, including the Bid Agreement, the Offer, the CVR Agreement, the Stock Restriction Agreement, the PIPE Agreements and related transactions, see our Current Reports on Form 8-K filed with the SEC on January 5, 2021, January 19, 2021 and February 16, 2021, which are incorporated herein by reference.

The Bonus/LO2A Transaction

See the information under “ITEM 7 – Liquidity and Capital Resources – The Bonus/LO2A Transaction.”

Series B Preferred Stock and Redemption

See the information under “ITEM 7 – Liquidity and Capital Resources – Series B Preferred Stock and Redemption.”

Copernicus

On September 4, 2019, the Company entered into an exclusive license agreement with Copernicus Therapeutics, Inc. (“Copernicus”), a U.S.-based privately held gene therapy company (the “Copernicus License Agreement”). The execution of the Copernicus License Agreement and the grant of license are subject to the satisfaction of certain customary closing conditions, including the completion of a due diligence investigation of Copernicus and its technology to our satisfaction. As of today, this license agreement was not executed, and we view this agreement as terminated, although we have reserved $50,000 as a possible payment to Copernicus which was never made.

Corporate Information

On May 21, 2017, we entered into an Agreement and Plan of Merger (as amended, the “2017 Merger Agreement”), with Bufiduck Ltd., a company formed under the laws of the State of Israel and our wholly owned subsidiary (the “Merger Sub”) and Wize Israel, which contemplated the merger of Merger Sub with and into Wize Israel, with Wize Israel continuing as the surviving entity and becoming our wholly owned subsidiary (the “2017 Merger”). The 2017 Merger was consummated on November 15, 2017.

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

The Market Opportunity

We, through OcuWize, have licensed certain rights to purchase, market, sell and distribute LO2A for the treatment of DES and other ophthalmological illnesses, including CCH and Sjögren’s in the United States, and have an option to purchase the rights to additional territories as further described below under “Item 1. BUISNESS — LO2A License Agreement” below.

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

On May 4, 2020, we, OcuWize and Resdevco entered into a further amendment to the License Agreement, whereby the parties agreed, among other things, that if (i) within 3 months after we receive a pre-Investigational New Drug (“IND”) with respect to the LO2A, or (ii) in case of proven inability to receive such Pre-IND as a direct result of the COVID-19, in both cases not later than December 31, 2021, we provide Resdevco with a written termination notice, the License Agreement shall be terminated immediately, and to the extent we exercise such termination right before the end of 2021, no minimum royalty fee shall be due for the year 2022.

The Company has determined not to pursue currently any activities outside the USA until the Company will obtain from Resdevco satisfactory registration file including DES and at least one more indication such as CCH or Sjögren’s. The Company seeks to approve a proposed regulatory strategy acceptable to the Chinese market based on the regulatory files once provided.

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

We believe that the properties of the LO2A formulation described above make it a suitable candidate for use in a variety of dry eye indications including those with an inflammatory component. LO2A is currently registered and marketed in Germany and Switzerland for the treatment of DES, in Hungary for the treatment of DES, CCH and Sjögren’s and in the Netherlands for the treatment of DES and Sjögren’s. LO2A is sold under the brand name Hylan® in Germany and the Netherlands, Lacrycon® in Switzerland, and Conheal® in Hungary (the “Approved Territories”). LO2A has been sold by Resdevco through local distributors in these countries for a number of years. In these countries, the drug is sold in a unit dose format, and is manufactured in Germany and France. We currently intend to market LO2A as a treatment for DES, CCH and Sjögren’s in the Licensed Territories, and believe that LO2A for treatment of ophthalmic inflammatory disorders such as CCH and Sjögren’s presents a significant market opportunity.

We currently intend to distribute LO2A via local or multi-national distributors, including by cooperation with a major medical company with means and experience in the end processes of approving and marketing drugs. In order to register LO2A for the treatment of dry eye patients suffering from CCH and Sjögren’s, we estimate that LO2A will be required to undergo additional clinical trials in addition to our completed Phase II and Phase IV clinical trials.

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

Our Clinical Trials

In November 2018, we completed a multi-center trial at five different medical centers in Israel (the “Multi-Center Trial”). The Multi-Center Trial was a Phase II randomized, double-blind, placebo-controlled study carried out in parallel groups that evaluated the safety and efficacy of LO2A for patients suffering from moderate to severe CCH. The primary efficacy endpoint for this study was the change from baseline in lissamine green conjunctival staining score at 3 months; secondary endpoints include change from baseline in lissamine green conjunctival staining score at 1 month, change from baseline in LIPCOF score at 1 and 3 months, change from baseline in TFBUT at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety endpoints include adverse events recorded throughout the trial, best-corrected visual acuity, slit lamp biomicroscopy findings, undilated fundoscopy findings and intraocular pressure measurements. We consulted with ophthalmology consultants from the United States in the preparation of the protocol for the Multi-Center Trial.

In November 2018, we received the top line results for the Multi-Center Trial which describe analysis of the primary endpoint. The originally planned primary analysis was based upon recruitment of a sample size of 62 patients. Analysis was performed on the 49 fully evaluable patients using a mixed model with repeated measures (MMRM) and utilized all post baseline observations, (1-month and 3-month follow-ups) demonstrating statistical significance between the LO2A group and the placebo group (P=0.0079). The planned primary endpoint analysis compared average reduction in LGCS score from baseline to three months. This analysis also demonstrated a strong trend towards significance (P=0.0713) with average reduction in LGCS score between baseline and 3 months of -3.5 and -1.6 in the LO2A and placebo groups, respectively.

In March 2018, we commenced our Phase IV Study, which is a randomized, double-masked, study of LO2A versus Alcon’s Systane® Ultra UD, an over-the-counter lubricant eye drop product used to relieve dry and irritated eyes. The Phase IV Study took place in Israel and evaluated the safety and efficacy of LO2A for symptomatic improvement of DES in 60 adult patients with Sjögren’s. In January 2020, we enrolled our last patient to the study. Patients were randomized in a 1:1 ratio to one of two treatment groups, LO2A or Systane® Ultra UD. Drops are administered topically to the eye over a three month period. The primary efficacy endpoint for this study is change from baseline in corneal and conjunctival staining score at 3 months. Secondary efficacy endpoints include change from baseline in corneal and conjunctival staining score at 1 month, change from baseline in eye dryness score (visual analogue scale) at 1 and 3 months and change from baseline in OSDI questionnaire score at 1 and 3 months. Safety will be evaluated by collection of adverse event data throughout the study, best-corrected visual acuity and slit lamp biomicroscopy findings.

This Phase IV Study was designed to support our clinical approval pathway for LO2A for the treatment of DES in patients with Sjögren’s within certain markets including the U.S. Data obtained from this study will be included in the clinical data package submitted during interactions with the FDA. The study is considered necessary as the existing clinical data in this indication is considered of insufficient quality for submission to the regulatory agencies mentioned above.

On November 12, 2020, we announced topline results from the Phase IV clinical trial. The randomized, double-masked comparative study evaluated LO2A versus Alcon’s Systane® Ultra UD (“comparator”), an over-the-counter lubricant eye drop product used to relieve dry and irritated eyes in DES patients, which is also used to treat dry eye in patients with Sjögren’s syndrome.

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

Research and development expenses for the year ended December 31, 2020 were approximately $434,000 compared with approximately $492,000 for the year ended December 31, 2019.

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

We are evaluating such information and are considering the potential consequences on our business. In addition, we consider our ability to use the clinical results and approval received in the Netherlands the treatment of Sjögren’s to assist our Company in the registration of LO2A as a treatment for Sjögren’s in the Licensed Territories.

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

Marketing, Sales and Distribution

We plan to engage local or multinational distributors to handle the distribution of LO2A. In particular, we intend to enter into agreements with pharmaceutical companies with relevant marketing capabilities in the field of pharmaceuticals in order to have them distribute and sell LO2A in the Licensed Territories. The registration process in certain countries, including the United States, requires us to undertake additional clinical trials, in addition to the completed Phase II and Phase IV clinical trials that we completed.

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

Pursuant to the LO2A License Agreement, Resdevco has contractually agreed to be responsible for the payment of all relevant fees associated with the maintenance of its intellectual property rights. The patent positions of biopharmaceutical companies, such as Resdevco and us, are generally uncertain and involve complex legal and factual questions. Resdevco’s ability to maintain and solidify its proprietary position for LO2A will depend on its success in obtaining effective claims and enforcing those claims once granted. There is no certainty that any of Resdevco’s pending patent applications or those pending patent applications that it licenses will result in the issuance of any patents or that we will obtain rights to any further patents or patent applications. Any issued patents and those that may issue in the future may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for LO2A under the LO2A License Agreement. We cannot be certain that Resdevco was the first to invent the inventions claimed in its owned or licensed patents or pending patent applications. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by Resdevco, and the rights granted under any issued patents may not provide Resdevco or us with any meaningful competitive advantages against these competitors. Please see under “RISK FACTORS – Risks Related to our Intellectual Property” below.

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

Certain preclinical tests must be conducted in compliance with good laboratory practice (GLP) regulations. Non-compliance with GLP standard can, in some cases, lead to invalidation of the studies, requiring them to be replicated. After laboratory analysis and preclinical testing, a sponsor files an IND application, with the FDA to begin human testing.

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

Even after we obtain FDA approval, we may be required to conduct further clinical trials and provide additional data on safety and effectiveness. We are also required to gain separate approval for the use of an approved product as a treatment for indications other than those initially approved. Before approving an application, the FDA will inspect the facility or the facilities at which the finished drug product, and sometimes the active drug ingredient, is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the drug unless compliance with GCP requirements is satisfactory.

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

Employees

We currently have one part time (80%) consultant (our CEO) and two full time employees (our CFO and one other employee who is the daughter of our CEO). In addition, from time to time, we engage certain outside consultants that are, in general, compensated on an hourly basis, with compensation taking the form of both cash and share-based payments.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report, including the matters addressed in the section entitled “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” beginning on page iii of this Annual Report, before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “RISK FACTORS” are forward-looking statements. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations and it is not possible to predict all risk factors, nor can we assess the impact of all factors on us or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in or implied by any forward-looking statements.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to the Cosmos Transaction

●	the timing, and perceived benefits of, the Cosmos Transaction;

●	the likelihood of entering into an LO2A Transaction or stockholders obtaining any benefit from owning a CVR;

●	the interests some of our officers and directors may have in the Cosmos Transaction;

●	our stockholder’s reduced ownership as a result of the Cosmos Transaction;

●	the difficulty in valuing Cosmos;

●	the potential need to raise funds in the future, if the Cosmos Transaction is consummated;

●	the impact to our business if we are required to register under the Investment Advisors Act of 1940, as amended;

Risks Related to our Business

●	the fact that we have incurred operating losses and may continue to do so for the foreseeable future;

●	our exposure to fluctuations in the market value of our investments;

●	that we may need to raise additional capital, which may be required to maintain or improve our licensed technology which may cause dilution to existing stockholders;

●	that according to management estimates, liquidity resources as of December 31, 2020 may not be sufficient to maintain our operations for the next twelve months which raises substantial doubt regarding our ability to continue as a going concern;

Risks Related to our Business and Regulatory Matters

●	the we may never become profitable and that we may never commercialize LO2A;

●	the timing and expense of our clinical trials, and the regulatory requirements relating to LO2A;

●	the expense of potentially acquiring or licensing additional technologies or product candidates;

●	our reliance on third party manufacturers;

●	the lack of any sales, marketing or distribution capabilities;

●	competition and technological challenges we may face;

●	the impact of COVID-19;

●	growth challenges we may face;

●	our need to obtain and keep adequate insurance;

Risks Related to our Intellectual Property

●	our reliance on the LO2A License Agreement and the potential need to expand our rights under such agreement;

●	our need to obtain and maintain patents and intellectual property, the costs relating to maintain such patents and intellectual property, and the cost of enforcing and litigation such patents and intellectual property;

●	our reliance on confidentiality agreements;

Risks Related to our Industry

●	our subject to government regulations;

●	the impact of healthcare reforms on our business and reimbursements;

Risks Related to Our Common Stock

●	the impact of our business successes or failure on the value of our Common Stock;

●	the difficulty stockholders may face as a result of our status as a former “shell company” and that are Common Stock may be a “penny stock”;

●	the impact of future stock sales on our stock price;

●	the concentration of stock ownership limiting the ability of stockholders to influence us;

●	the potential lack of liquidity, or volatility, of our common stock and warrants;

●	the potential failure to maintain effective internal controls over financial reporting;

●	the existence of anti-takeover provisions in our charter documents and Delaware law;

●	that we do not intend to pay dividends on our common stock;

Risks Related to our Operations in Israel

●	the risks relating to the political, economic and military instability that may exist in Israel;

●	the potential for operations to be disrupted as a result of obligations of Israeli citizens to perform military service; and

●	the difficulty in enforcing judgements against us or certain of our executive officers and directors.

Risks Related to the Cosmos Transaction

The Cosmos Transaction may not be completed at all or in the anticipated timeframe.

The completion of the Cosmos Transaction is no longer subject to the closing conditions because we declared the Offer unconditional, but we cannot assure you that the transaction will occur as planned or that it will not be delayed past our expected closing date of March 9, 2021.

We may not achieve the perceived benefits of the Cosmos Transaction and the market price of our common stock following the Cosmos Transaction may decline.

The market price of our common stock may decline as a result of the Cosmos Transaction for a number of reasons, including if: investors react negatively to the prospects of the combined company’s business; the effect of the Cosmos Transaction on the combined company’s business and prospects is not consistent with the expectations of our management or of financial or industry analysts; or the combined company does not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by our management or financial or industry analysts.

There can be no assurance that we will successfully enter into any LO2A Transaction or, if we do, that such LO2A Transaction will ultimately be successful or that any CVR payments will be made.

There are numerous risks and uncertainties associated with the entitlement to payment under the CVR Agreement. We are currently exploring potential LO2A Transactions with third parties. If and when such discussions materialize and, thereafter, negotiations are successfully concluded, we may enter into a transaction for the sale or licensing of the LO2A Technology to such third party. Any proceeds that we receive in connection with a LO2A Transaction, will be distributed in accordance with the CVR Agreement. If no LO2A Transaction is entered into within the first two years of the closing of the Cosmos Transaction, then we may continue or terminate the LO2A program, in our discretion, and are not required to effect any LO2A Transaction. The CVR will terminate automatically upon such LO2A program termination. There can be no assurance that we will successfully enter into any LO2A Transaction or, if we do, that such LO2A Transaction will ultimately be successful or that any CVR payments will be made. In addition, the CVRs are not freely transferable and will not be registered with the SEC or listed on any securities exchange. Also, the tax consequences regarding the receipt of the CVRs are uncertain.

The Cosmos Transaction may be completed even though certain events occur prior to the closing that materially and adversely affect Wize or Cosmos.

The Bid Agreement provides that either Wize or Cosmos can refuse to complete the transactions contemplated thereunder if there is a material adverse change affecting the other party between December 30, 2020, the date of the Bid Agreement, and the closing. However, since we have declared the Offer unconditional and are expecting the closing to occur on or about March 9, 2021, material adverse changes generally do not permit either party to refuse to complete the transaction.

Some of our officers and directors have interests in the Cosmos Transaction that are different from those of our stockholders.

Certain of our officers and directors participate in arrangements that provide them with interests in the Cosmos Transaction that are different from, or in addition to, the interests of our stockholders. These interests include acceleration of vesting of unvested stock options and RSUs of our directors and executive officers; indemnification and insurance of our directors and executive officers; change in control provisions of employment and consultation arrangements of our chief executive officer and chief financial officer; termination of existing consulting and employment agreements with our chief executive officer and chief financial officer, respectively, and execution of new consulting arrangements with our chief executive officer and chief financial officer; participation of our chief executive officer and chief financial officer in the Post-Closing Incentive Plan; and participation of our chief executive officer in the PIPE Agreements. The members of our Board of Directors were aware of these additional interests, and considered them, when they approved the Bid Agreement.

Cosmos is not a publicly traded company, making it difficult to determine the fair market value thereof.

The outstanding share capital of Cosmos is not traded on any public market, which makes it difficult to determine the fair market value of Cosmos. There can be no assurance that the consideration to be issued to Cosmos shareholders will not exceed the actual value of Cosmos.

Our securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing as compared to their current ownership and voting interest in our company.

If the Cosmos Transaction is completed, our current securityholders will own a smaller percentage of the combined company than their current ownership in Wize. Immediately following the Closing Date, and assuming all of the holders of Cosmos Shares accept the Offer, Cosmos shareholders are expected to own approximately 87.65% of the outstanding common stock of Wize, while Wize existing stockholders are expected to remain the owners of approximately 10.75% of the outstanding common stock of Wize, each on a fully diluted basis and including warrants to be issued to Wize’s financial advisor to the transaction. Consequently, our stockholders as a group will have less influence over the management and policies of the combined company after the Cosmos Transaction.

Our stockholders may not realize a benefit from the Cosmos Transaction commensurate with the ownership dilution they will experience in connection with the transaction.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Cosmos Transaction, our stockholders will have experienced substantial dilution of their ownership interests without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the expected strategic and financial benefits currently anticipated from the transaction.

The combined company may need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company’s operations or impact its proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. If either or both of Wize or Cosmos hold less cash at the time of the closing than the parties currently expect, the combined company will need to raise additional capital sooner than expected. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company’s stockholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies or proprietary rights, or grant licenses on terms that are not favorable to the combined company.

During the pendency of the Cosmos Transaction, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Bid Agreement.

Covenants in the Bid Agreement impede our ability to make acquisitions or solicit alternative change of control transactions, subject to certain exceptions. In addition, while the Bid Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination with any third-party that would be inconsistent with the transaction. Any such transactions could be favorable to our stockholders.

Failure to complete the Cosmos Transaction may result in our having to paying a termination fee to Cosmos and could significantly harm the market price of our common stock and negatively affect our future business and operations of each company.

If the Cosmos Transaction is not completed and the Bid Agreement is terminated under certain circumstances, we may be required to pay Cosmos a termination fee of $150,000. Even if a termination fee is not payable in connection with a termination of the Bid Agreement, we will have incurred significant fees and expenses, most of which must be paid whether or not the transaction is completed. Further, if the Cosmos Transaction is not completed, it could significantly harm the market price of our common stock.

In addition, if the Bid Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Bid Agreement.

Our business and financial condition will be materially adversely affected if we are required to register as an investment company under the Investment Company Act.

Wize is not, and does not intend to become, an “investment company” as defined in the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”). Currently, Wize relies on the exclusion from the definition of “investment company” afforded by Rule 3a-2 under the Investment Company Act. In this regard, Wize has undertaken measures, including through the sale of the Bonus Shares, to ensure that it is compliant with the conditions for relying on this rule, within the time period permitted by Rule 3a-2. If Wize is not able to comply within the time period permitted by Rule 3a-2 and as extended by the staff of the SEC in a few no-action letters, Wize may be required to register as an “investment company” under the Investment Company Act or cease operations. In addition, even if Wize were to successfully comply with the requirements of Rule 3a-2, there is a risk that, following the Closing Date, Wize (as the combined company that engages, through Cosmos, in the business of developing blockchain infrastructure, including particularly the hosting and ownership of application-specific integrated circuit (ASIC) hardware, and in activities related to cryptocurrency mining (mainly bitcoin)), may be required to register as an “investment company” if the SEC or a court were to take the position that cryptocurrencies of the types that the combined company may hold are “securities,” as defined in the Investment Company Act.

Although the SEC and courts are providing increasing guidance on the treatment of cryptocurrencies for purposes of federal securities law, this continues to be an evolving area of law. Therefore, it is possible that the SEC or a court could take a position that may be adverse to the position Wize has taken, or the combined company intends to take, on these matters. If Wize were required to register as an investment company but fails to do so, the consequences may be severe. Among the various remedies it may pursue, the SEC may seek an order of a court to enjoin Wize from continuing to operate as an unregistered investment company. In addition, all contracts that Wize has entered into in the course of its business, including securities that it has offered and sold to investors, will be rendered unenforceable except to the extent of any equitable remedies that might apply. An affected investor in such case may pursue the remedy of rescission. If Wize were to register as an investment company, it may be forced to significantly change its structure and operations in order to comply with the substantive requirements of the Investment Company Act. In particular, Wize may be forced to change its capital structure in order to satisfy the limits on leverage and classes of securities imposed by the Investment Company Act, modify the composition of its board of directors in order to maintain the required number of independent directors and the requirements of “independence” set forth in rules under the Investment Company Act, restrict transactions that it may engage in with affiliated persons, fair value its assets in the manner required by the Investment Company Act, adopt a code of ethics to comply with restrictions on personal trading by officers and employees of Wize, etc. Compliance with the requirements of the Investment Company Act applicable to registered investment companies may make it difficult for Wize to continue its current operations or, following the Closing Date, its operations as a company that is engaged in the business of developing blockchain infrastructure and in activities related to cryptocurrency mining.

Litigation relating to the Cosmos Transaction could require us to incur significant costs and suffer management distraction, and could delay or enjoin the transaction.

We could be subject to demands or litigation related to the Cosmos Transaction, whether or not it is consummated. Such actions may create uncertainty relating to the transaction, or delay or enjoin it, result in substantial costs to us and divert management time and resources.

Risks Related to our Business

Our business has been primarily dependent on the success of our in-licensed LO2A. If the Cosmos Transaction is not completed, our business will continue to be dependent on the LO2A. If, however, the Cosmos Transaction is completed, many of these risks will be (i) primarily related to the likelihood of our ability to successfully enter into any LO2A Transaction and, if we do, the terms thereof, which will mostly affect the holders of CVRs, and (ii) immaterial to the operation of the post-closing combined company.

General Business Risks

We have incurred operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including DES. We have in-licensed certain rights to LO2A, a drug developed for the treatment of DES, and other ophthalmological illnesses, including CCH and Sjögren’s. Since April 2015, we have been financing our operations through numerous financing or strategic activities, including from loans from Ridge Valley Corporation (“Ridge”) and Rimon Gold Assets Ltd. (“Rimon Gold”) and from third parties, private placements (of ordinary shares of Wize Israel and, following the 2017 Merger, our common stock) and, most recently, the Bonus Agreements and the pending PIPE Agreements. We have historically incurred net losses, including net losses of approximately $10.42 million and $3.45 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had an accumulated deficit of approximately $39.2 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any material revenues from product sales and accordingly we do not have a revenue stream to support our cost structure. Our losses have resulted principally from costs incurred in development and discovery activities as well as from certain financial expenses related mainly to convertible loans. We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we:

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

As of December 31, 2020, we owned 18,822,533 Bonus Shares, representing approximately 2% of the outstanding shares of Bonus. As of such date, the closing sale price of one Bonus Share was NIS 0.484 (equivalent to $0.151), totaling an amount of $2,833,000. Market values of these investments can be negatively affected by various factors, including business and financial results, of the issuers of such securities.

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

We may need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests.

The sources of financing at our disposal are estimated by our management to be currently insufficient (i) to conduct our ongoing business for the next 12 months, (ii) to conduct any future clinical trials, and (iii) for LO2A’s commercial production and marketing. No certainty exists that we will be able to secure the additional sources of finance we need to perform the advanced and necessary stages of receiving regulatory approvals for marketing and distributing our products, including the costs derived from performing clinical trials and the requirements of the regulatory authorities. The lack of satisfactory means of financing may bring our business activity to a halt. As of December 31, 2020, we had cash and cash equivalents of approximately $0.2 million and marketable securities of approximately $2.8 million. We have expended and may continue to expend substantial resources for the foreseeable future developing LO2A. These expenditures will include costs associated with research and development, manufacturing, conducting clinical trials, as well as commercializing any products approved for sale. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of LO2A. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we will require additional funds, through public or private equity or debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

According to management estimates, liquidity resources as of December 31, 2020 may not be sufficient to maintain our operations for the next twelve months which raises substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

According to management estimates, liquidity resources as of December 31, 2020, may not be sufficient to maintain our operations for the next 12 months. Our inability to raise funds to conduct our research and development activities may have a severe negative impact on our ability to remain a viable company. These conditions raise substantial doubt about our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2020 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. This emphasis of matter paragraph could materially limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Future reports on our annual financial statements may include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

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

The commencement and completion of clinical trials may be delayed by several factors, including:

●	unforeseen safety issues;

●	determination of dosing issues;

●	lack of effectiveness or efficacy during clinical trials;

●	failure of third party suppliers to perform final manufacturing steps for the drug substance;

●	slower than expected rates of patient recruitment and enrollment, especially during the COVID-19 pandemic;

●	lack of healthy volunteers and patients to conduct trials;

●	inability to monitor patients adequately during or after treatment;

●	failure of third party contract research organizations to properly implement or monitor the clinical trial protocols;

●	failure of institutional review boards to approve our clinical trial protocols;

●	inability or unwillingness of medical investigators and institutional review boards to follow our clinical trial protocols; and

●	lack of sufficient funding to finance the clinical trials.

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

We currently intend to either (i) explore strategic transactions with pharmaceutical companies or others that will monetize our rights in the LO2A licensed technology, or (ii) enter into agreements with pharmaceutical companies and distributors with relevant marketing capabilities in the field of pharmaceuticals in order to use them to sell LO2A in countries around the world where we hold rights to sell LO2A. We do not currently have and do not expect to develop our own sales, marketing and distribution capabilities. If we are unable to enter into agreements with third parties to perform these functions, we will not be able to successfully market LO2A. In order to successfully market LO2A, we must make arrangements with third parties to perform these services.

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

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

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

We do not own LO2A. We have entered into the LO2A License Agreement with Resdevco to license certain rights to LO2A (see “Item 1. BUSINESS — LO2A License Agreement” above). The LO2A License Agreement requires us to, among other things, make certain minimum royalty payments to Resdevco and meet certain regulatory milestones. If we do not meet our obligations under the LO2A License Agreement in a timely manner, or if we otherwise breach the terms of the LO2A License Agreement, Resdevco could terminate the LO2A License Agreement and we would lose the rights to LO2A. From time to time, in the ordinary course of business, we may have disagreements with Resdevco regarding the terms of the LO2A License Agreement or ownership of proprietary rights, which could lead to delays in the research, development, collaboration and commercialization of LO2A, or could require or result in litigation or arbitration, which could be time-consuming and expensive. If the LO2A License Agreement is terminated, it would have a material adverse effect on our business, prospects and results of operations.

Our inability to expand our rights under the LO2A License Agreement may have a detrimental effect on our business.

Pursuant to the LO2A License Agreement, we have (i) the right to add additional territories in the future, subject to a commitment by us to pay minimum royalties, (ii) the right to purchase Resdevco’s agreements with its existing distributors of LO2A in other jurisdictions, subject to the payment by us of the amount set forth in the LO2A License Agreement, and (iii) a right of first negotiation with potential distributors to whom Resdevco may in the future grant distribution rights to LO2A in certain territories, subject to the payment by us of certain minimum royalties. The LO2A License Agreement historically included an option for us to purchase from Resdevco all remaining territories for a fixed amount, but such option was cancelled on March 30, 2017.

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

Prior to the 2017 Merger, we were a “shell company” under applicable SEC rules and regulations. Pursuant to Rule 144, promulgated under the Securities Act, sales of the securities of a shell company, such as ours under that rule are not permitted until at least 12 months have elapsed from the date on which we file with the SEC Form 10 information in a Current Report on Form 8-K, reflecting our status as a non-shell company (which occurred on November 21, 2017). As a result, some of our stockholders would be forced to hold their shares of Common Stock for at least that 12-month period before they are eligible to sell those shares, and even after that 12-month period, sales may not be made under Rule 144 unless we and our relevant stockholders are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities, unless we agree to register such securities under the Securities Act, which could cause us to expend additional time and cash resources. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time could cause the market price of our securities to decline.

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

Sales by stockholders of substantial amounts of our Common Stock, or the perception that these sales may occur in the future, could materially and adversely affect the market price of our Common Stock. Furthermore, the market price of our Common Stock could drop significantly if our executive officers, directors, or certain large shareholders sell their shares, or are perceived by the market as intending to sell them.

The concentration of the capital stock ownership with our insiders will likely limit the ability of our stockholders to influence corporate matters.

As of March 1, 2021, our executive officers, directors, five percent or greater stockholders, and their respective affiliated entities in the aggregate beneficially own approximately 53.55% of our Common Stock. As a result of such ownership, despite the fact that each one of them, to our knowledge, will continue to operate independently from the other with respect to their respective shareholding of the Company’s shares, these stockholders, if acting together, will have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial, including preventing changes in control or in management. For more information about our current share ownership, please see “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” below.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

Prior to the 2017 Merger, Wize Israel was traded on the TASE and was not subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are different from those required of a public company whose shares are traded on the TASE. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us after the 2017 Merger. If management is not able to implement the additional requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock. In addition, as a smaller reporting company we are not subject to the auditor attestation requirements of Section 404 of such internal control.

We have not paid, and do not intend to pay, dividends on our Common Stock and therefore, unless our Common Stock appreciates in value, our investors may not benefit from holding our Common Stock.

We have not paid any cash dividends on our Common Stock since inception and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Anti-takeover provisions under our certificate of incorporation could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by the stockholders to replace or remove management.

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

Under our Certificate of Incorporation, our Board is authorized to issue up to 1,000,000 shares of preferred stock, 178 of which are issued and outstanding as of the date of this Annual Report. Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the Board causes shares of preferred stock to be issued, the rights of the holders of our Common Stock could be adversely affected. The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control us to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of Common Stock at a discount to the market price of the Common Stock which could negatively affect the market for our Common Stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the holders of Common Stock receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

The market price of our Common Stock may fluctuate significantly, which could result in substantial losses by our investors.

During the first quarter of 2021, the market price of our common stock fluctuated from a high of $1.19 per share to a low of $0.23 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond its control, such as:

●	announcements of technological innovations, new products or product enhancements by us or others;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of LO2A;

●	success of research and development projects;

●	success in clinical and preclinical studies;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

●	changes in government regulations or patent decisions;

●	developments by our licensees;

●	developments in the biotechnology industry;

●	the results of product liability or intellectual property lawsuits;

●	future issuances of Common Stock or other securities;

●	the addition or departure of key personnel;

●	announcements by us or our competitors of acquisitions, investments or strategic alliances;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance; and

●	the other factors described in the section entitled “RISK FACTORS” above and below.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 24 Hanagar Street, Hod Hasharon, Israel, 4527708 where we lease approximately 710 square feet of office space for annual rent of approximately $25,000. Other than such office lease, we do not own or lease any material tangible fixed assets. We believe that our existing facilities are suitable and adequate to meet our current business requirements. In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

In October 2018, the Israeli Securities Authority (“ISA”) commenced administrative enforcement proceedings against Wize Israel, the Company’s former Chairman and the Company’s Chief Financial Officer (who, at the relevant time, served as Wize Israel’s chief financial officer) in connection with certain public reports filed by Wize Israel with the ISA prior to the closing of the 2017 Merger. In August 2019, the ISA’s Administrative Enforcement Committee approved a settlement of the proceedings, whereby, (i) Wize Israel undertook to pay a civil penalty of NIS 200,000 (equivalent to approximately $57,000) to the ISA and (ii) the Company’s Chief Financial Officer undertook to pay a civil penalty of NIS 175,000 (equivalent to approximately $50,000) to the ISA and also agreed that, if he will violate, at any time until August 2020, certain provisions of Israeli securities laws relating to misleading public reports, he will be barred, for a nine-month period thereafter, from serving as an officer or director in certain entities supervised by the ISA, including companies that are publicly traded in Israel (but, for the sake of clarity, not companies traded in the U.S., such as the Company).

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

Holders

As of March 1, 2021, there were approximately 126 stockholders of record holding 23,905,209 shares of our Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth elsewhere in this Annual Report or as previously disclosed in our filings with the SEC, we did not sell any equity securities during the year ended December 31, 2020 in transactions that were not registered under the Securities Act. The issuance of such securities were made in transactions exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 and/or Regulation S promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” the information required by this item is not required to be provided.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2020 and December 31, 2019 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

Overview

We are a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including DES. We have in-licensed LO2A, a drug developed for the treatment of DES and other ophthalmological illnesses, including CCH and Sjögren’s.

We have not generated any material revenues from operations since our inception and we do not currently expect to generate any significant revenues for the foreseeable future, primarily because LO2A is still in early clinical stage development in the markets and for the indications we are currently targeting (DES with CCH and/or Sjögren’s). Our operating expenses have decreased from $3,170,000 in the year ended December 31, 2019 to $2,442,000 in the year ended December 31, 2020. We may require significant additional capital and, assuming we will have sufficient liquidity resources, we anticipate we will incur significantly higher costs in the foreseeable future, in order to finance our current strategic plans, including the conduct of ongoing and future clinical trials as well as further research and development.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development expenses	$(434,000)	$(492,000)
General and administrative expenses	(2,008,000)	(2,678,000)
Total operating costs	(2,442,000)	(3,170,000)
Financial income (expense), net	(2,487,000)	(280,000)
Net loss	$(4,929,000)	$(3,450,000)

Revenues

We did not generate any revenues from operations during the years ended December 31, 2020 and 2019. We had no revenues primarily because (1) from the time of the creditors’ arrangement in February 2015 until May 2015, when we (through Wize Israel and OcuWize) entered into the LO2A License Agreement, Wize Israel did not conduct any business operations and (2) thereafter, currently, Wize Israel is engaged primarily in research and development.

Operating Expenses

Research and development expenses. Research and development expenses were $434,000 for the year ended December 31, 2020, compared to $492,000 for the year ended December 31, 2019, a decrease of $58,000 or 11.8%. The decrease in research and development expenses is primarily related to conducting the Sjögren clinical trial in 2019, as compared to only conducting a partial trial in 2020. For more information with respect to our expenses in connection with entering into the LO2A License Agreement, please see Note 5 of the audited consolidated financial statements of Wize Israel appearing elsewhere in this Annual Report.

General and administrative expenses. General and administrative expenses were $2,008,000 for the year ended December 31, 2020, compared to $2,678,000 for the year ended December 31, 2019, a decrease of $670,000 or 25%. The decrease in general and administrative expenses during these periods is primarily related to decrease in share based payments of $442,000, a decrease in professional services of $436,000 and in overseas travel expenses of $103,000, which were partially offset by an increase in payroll and benefits of $364,000.

Financial income (expense), Net. Financial expense, net was $2,487,000 for the year ended December 31, 2020 compared to financial expense, net of $280,000 for the year ended December 31, 2019, a change of $2,207,000 or 788.2%. The increase in financial expense, net during this period is primarily related to the increase in financial loss related to the Bonus Agreements of $3,642,000, and decrease in gain from amortization of premium related to convertible loans of $1,257,000, which were partially offset by an increase in gain from change in the fair value of marketable securities and sale of shares of $1,727,000 and decrease in loss from loss from extinguishment of convertible loans of $977,000 that occurred in 2019.

Net Loss. As a result of the foregoing, we incurred a net loss of $4,929,000 for the year ended December 31, 2020 compared to a net loss of $3,450,000 for the year ended December 31, 2019, an increase in the net loss of $1,479,000 or 42.9%.

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

Working Capital and Cash Flows

As of December 31, 2020 and December 31, 2019, we had $247,000 and $718,000 in cash and cash equivalents, respectively.

As of December 31, 2020, we had $265,000 in outstanding short term loans relating to the loan obtained by OcuWize from Bank Hapoalim. As of December 31, 2019, we had no outstanding loans.

As of December 31, 2020 and December 31, 2019, we had $1,317,000 and $506,000 of working capital, respectively. As of December 31, 2020, we had an accumulated deficit of $39,218,000. The increase in working capital was primarily due to an increase in marketable equity securities related to our acquisition of the Bonus Shares.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2020	2019

Net cash used in operating activities	$(1,519,000)	$(2,064,000)
Net cash provided by investing activities	$823,000	$-
Net cash provided by (used in) financing activities	$197,000	$(360,000)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For the years ended December 31, 2020 and 2019, net cash used in operating activities was $1,519,000 and $2,064,000, respectively. The decrease in net cash used in operating activities was mainly due to (A) (i) a decrease in amortization of premium related to convertible loans of $1,257,000,(ii) an increase in loss from recognition of mandatorily redeemable Series B Preferred Stock of $3,207,000, (iii) an increase in loss from revaluation of mandatorily redeemable Series B Preferred Stock $597,000, (iv) an increase in loss from revaluation of a contingent obligation with respect to future revenues of $435,000, (v) a decrease in other current assets of $251,000 and (vi) an increase in other accounts payable of $524,000, which were partially offset by (B) (i) an increase in net loss of $1,479,000, (ii) an increase in gain on marketable equity securities of $1,724,000,(iii) a decrease in stock based compensation of $572,000, (iv) a decrease in loss from extinguishment of convertible loans of $977,000, (v) recognition of a gain from completion of milestone closing of $847,000 and (vi) recognition of gain from settlement shares of $100,000 in 2020.

For the years ended December 31, 2020 and 2019, net cash provided by investing activities was $823,000 and none, respectively. The increase in net cash used in investing activities was mainly due to an increase in proceeds from the sale of Bonus Shares of $821,000 which did not occur in 2019.

For the years ended December 31, 2020 and 2019, net cash provided by (used in) financing activities was $197,000 and $(360,000), respectively. The cash provided by financing activities in 2020 was due to a loan received from a bank on July 15, 2020 in an amount of $247,000 and the difference between the funds that were raised in the Series B Purchase Agreement (as defined below) in the amount of $7,500,000 and the funds that were invested in connection with the Bonus Agreements, which amounted to $7,400,000, which was partially offset by the payment of license fees to Resdevco for the 2020 fiscal year in an amount of $150,000. Cash provided in 2019 from proceeds of $550,000 from issuance of shares and warrants and cash used was from convertible loans repayment in an amount of $760,000.

Outlook

According to management estimates, liquidity resources as of December 31, 2020 may not be sufficient to maintain our planned level of operations for the next 12 months. However, for a long-term solution (for the sake of clarity, if the pending Cosmos Transaction is not consummated as planned), we will need to seek additional capital for the purpose of implementing our business strategy and managing our business and developing drug candidates. Conducting clinical trials and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We have not yet generated any material revenues from our current operations, and therefore we are dependent upon external sources for financing our operations. We will require significant additional financing in the near future. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under “RISK FACTORS – Risks Related to our Business” above. As of December 31, 2020, we had an accumulated deficit and a minimal amount of stockholders’ equity. In addition, during the years ended December 31, 2019 and 2020, we reported losses and negative cash flows from operating activities. Our management considered the significance of such conditions in relation to our ability to meet our current and future obligations and determined that such conditions raise substantial doubt about each our ability to continue as a going concern. As such, the report of our independent registered public accounting firm on the audited financial statements as of and for the year ended December 31, 2020 contains an emphasis of matter paragraph regarding substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an emphasis of matter paragraph with respect to our ability to continue as a going concern.

We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, other than the PIPE Agreements in connection with the Bid Agreement. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through debt or equity financings, or by out-licensing our distribution rights. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts.

We are addressing our liquidity issues by implementing initiatives to raise additional funds as well as other measures that we believe will allow us to continue as a going concern. Such initiatives may include monetizing of our assets, including the sale of the Bonus Shares that we currently hold a result of the Bonus Agreements.

Notwithstanding the foregoing, if we consummate the Cosmos Transaction, including the Offer, as currently contemplated to occur on or about March 9, 2021, our business, including outlook, future plans and corporate structure, will be materially impacted. For example, due to the Cosmos Transaction and the contemplated distribution of CVRs, we expect that, following the Closing Date, we will focus on the development of Cosmos’ Bitcoin mining business and that, with respect to our initiatives for the LO2A, we will focus on achieving an LO2A Transaction as contemplated by the CVR Agreement.

Principal Financing Activities. The following is a summary of the equity and debt financings conducted by us in the past several years:

2019 Loan Amendment. On March 4, 2019, the Company and Wize Israel entered into an amendment (the “2019 Amendment”) to convertible loan agreements that were originally entered into in 2016 and 2017 (the “Loan Agreements”) with Rimon Gold, Ridge and Fisher (“Fisher”, and together with Rimon Gold and Ridge, the “2019 Lenders”). Pursuant to the 2019 Amendment, the maturity date under the Loan Agreements was extended to May 31, 2019. The parties also agreed that the 2019 Lenders’ remaining investment rights under one of the Loan Agreements to invest up to $512,800, in the aggregate, at $1.308 per share, and the Lender’s remaining investment rights under one of the other Loan Agreements to invest up to $663,400, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

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

May 2019 Loan Amendment. On May 31, 2019, the Company and Wize Israel entered into an amendment to convertible loan agreements (the “May 2019 Amendment”) with Rimon Gold, Mobigo Inc., an entity owned by our Chief Executive Officer (“Mobigo”), and Fisher. Pursuant to the May 2019 Amendment, the maturity dates under the Loan Agreements were extended to November 30, 2019. The parties also agreed that the lenders’ investment rights under the Loan Agreements to invest up to $512,809, in the aggregate, at $1.308 per share, and invest up to $663,446, in the aggregate, at $1.332 per share, be extended to May 31, 2021. As consideration for extending the maturity date of the loans, the Company issued to the lenders two-year warrants to purchase an aggregate of 868,034 shares of common stock at an exercise price of $1.10 per share.

November 2019 Loan Amendment. On November 29, 2019, the Company and Wize Israel entered into an amendment to convertible loan agreements with Rimon Gold, Mobigo and Fisher (together, the “Lenders”). Pursuant to the Amendment, the Company repaid approximately $760,000 of the $1,520,000 outstanding under the loans on November 29, 2019 and the Lenders agreed to convert the remaining outstanding amounts of the loans at a later date. On December 13, 2019, the Company issued to the Lenders an aggregate of 2,816,196 shares of common stock upon conversion of the loans at a reduced conversion price of $0.27 per share and issued warrants to purchase an aggregate of 5,632,392 shares of common stock at an exercise price of $0.27. The warrants have a term of five years and will be exercisable five days following the public announcement of positive clinical data results for LO2A. In addition, the parties agreed that effective December 13, 2019, the exercise price or conversion price of all other convertible securities previously issued to the Lenders in connection with the loans (the “Existing Convertible Securities”) shall be adjusted to $0.27 per share and that the aggregate number of shares of common stock issuable upon exercise or conversion of a Lender’s Existing Convertible Securities shall be reduced in accordance with the percent of such Lender’s conversion of its outstanding loan. In addition, it was agreed that in any case when the exercise price of the October 2018 Warrants is reduced as a result of dilutive issuance to an exercise price lower than the exercise or conversion price of the Investment Rights granted under the Loan Agreements, than the exercise or conversion price of the Investment Rights shall be reduced to the new 2018 Warrants exercise price (“New Exercise Price”). As of December 31, 2019, the New Exercise Price of such Investment Rights was $0.16.

December 2019 Private Placement. On December 20, 2019 the, Company entered into a securities purchase agreement (the “December 2019 Purchase Agreement”) with an accredited investor. Pursuant to the December 2019 Purchase Agreement, the Company sold to the investor, in a private placement, an aggregate of 2,037,037 shares of common stock for a purchase price of $0.27 per share, for aggregate gross proceeds of $550,000. The Company also agreed to issue to the investor five-year warrants to purchase an aggregate of 4,074,047 shares of common stock. The warrants will have an exercise price of $0.27 per share and will be exercisable five days following the public announcement of positive clinical data results for LO2A. The warrants will be exercisable on a cashless basis in the event that, six months after issuance, there is not an effective registration statement for the resale of the shares underlying the warrants.

The Bonus/LO2A Transaction. On January 9, 2020, the Company entered into (i) an Exchange Agreement (the “Bonus Exchange Agreement”), with Bonus BioGroup Ltd. (“Bonus”), an Israeli company whose ordinary shares are traded on the Tel Aviv Stock Exchange (“TASE”), and (ii) a Share Purchase Agreement (the “Bonus Purchase Agreement”, and together with the Bonus Exchange Agreement, the “Bonus Agreements”) with Bonus. Pursuant to the Bonus Agreements, the Company agreed to grant Bonus, in consideration for the issuance of 62,370,000 ordinary shares of Bonus (the “LO2A Shares”), the right to receive 37% of future L02A-based products (“LO2A Proceeds”) (if any), which, as more fully defined in the Bonus Exchange Agreement, include proceeds generated by the Company, Wize Israel and OcuWize, as a result of (i) the sale, license or other disposal of products or other rights underlying the LO2A technology licensed to OcuWize under the License Agreement, as amended; and (ii) a Sale Transaction, which, as more fully defined in the Bonus Exchange Agreement, includes the sale of shares or assets of Wize Israel and/or OcuWize. In addition, if the Sale Transaction involves a change of control of the Company, Bonus will be entitled to elect, to either remain with its right to 37% of the LO2A Proceeds or receive a one-time payment equal to 37% of the value attributed to Wize Israel out of the total proceeds payable for the Company in such transaction.

Pursuant to the Bonus Purchase Agreement, the Company agreed to purchase 51,282,000 ordinary shares of Bonus (the “PIPE Shares”, and together with the LO2A Shares, the “Bonus Shares”), for an aggregate purchase price of $7.4 million, which funds were deposited into an escrow account (the “Bonus Escrow Account”), of which (i) $500,000 was to be paid to Bonus as an advance promptly following execution of the Bonus Purchase Agreement, (ii) $3.2 million was to be released to Bonus concurrently with the closing of the transactions contemplated by the Bonus Agreements in exchange for 50% of the PIPE Shares and (iii) $3.7 million was to be released to Bonus upon the Milestone Closing (as defined in the Bonus Purchase Agreement), in exchange for 50% of the PIPE Shares that were to be issued by Bonus and deposited into the escrow at the closing.

In June and July 2020, we entered into a letter agreement (and amendment thereto) with Bonus, whereby, among other things, we agreed with Bonus on the manner that a portion of the fees payable to the financial advisor in connection with the Bonus Agreements will be payable by Bonus.

Our obligation to consummate the Milestone Closing was conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”).

On November 29, 2020, we entered into an Addendum (the “Addendum”) with Bonus, whereby, among other things, Bonus agreed to issue to Wize ordinary shares of Bonus (the “Bonus Shares”), the total number of which consists of (i) the Milestone Settlement Shares, which, as defined in the Addendum, means Bonus Shares equal to the quotient obtained by dividing US$500,000 expressed in NIS (based on the exchange rate set in the Addendum) by NIS 0.50, and (ii) the HCW Settlement Shares (together with the Milestone Settlement Shares, the “Settlement Shares”), which, as defined in the Addendum, means Bonus Shares equal to the quotient obtained by dividing US$350,000 expressed in NIS (based on the exchange rate set in the Addendum) by NIS 0.50. In consideration for the Settlement Shares, Wize agreed to make certain amendments to the Bonus Agreements, including the following key modifications: (i) Wize will waive the requirement that Bonus will effect the Nasdaq Listing and, in relation thereto, conduct the Milestone Closing, which means that US$3.7 million were released from an existing escrow account to Bonus, whereas the 28,413,000 Bonus Shares held in such escrow (the “Nasdaq Milestone Shares”) were released to Wize and to its former holders of Series B Preferred Stock (the “Former Series B Holders”); (ii) Wize will waive approximately US$120,000 in liquidated damages that accrued as a result of the delay in effecting the Nasdaq Listing; and (iii) Bonus agreed to extend the period for Wize to create, and cause its Israeli subsidiaries to create, certain first priority liens in favor of Bonus to secure obligations under the Bonus Exchange Agreement, including certain related negative covenants. The closing occurred on December 29, 2020. It should be noted that, in accordance with the obligations of Wize to the Former Series B Holders (see below), Wize has transferred 80% of the Milestone Settlement Shares and 80% of the Nasdaq Milestone Shares to such investors.

As of March 1, 2021, we held 2,845,541 Bonus Shares, which based on the closing sale price of the Bonus Shares on the TASE as of such date, were worth NIS 3, 656,520 (equivalent to $1,114,793).

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

Short Term Loan. On July 15, 2020, OcuWize entered into a loan agreement with Bank Hapoalim (the “Bank”), whereby the Bank extended a loan in the principal amount of NIS 850,000 (approximately $247,000) (the “2020 Loan”). The 2020 Loan bears interest at an annual rate of 5.45%, which will be paid in monthly payments. The 2020 Loan has a maturity date of January 15, 2020. In order to secure its obligations and performance pursuant to the 2020 Loan, OcuWize recorded a pledge in favor of the Bank and agreed that at any time, the value of all the assets in the bank account will not be less than NIS 1,700,000 (approximately $496,000). In order to satisfy this requirement, the Company loaned to OcuWize a portion of the Bonus Shares held by it. The 2020 Loan was fully repaid on January 14, 2021.

Warrant Exercises and Exchanges. On December 8, 2020, we entered into exchange agreements (the “Exchange Agreements”) with certain holders of common stock purchase warrants issued by the Company in October 2018 to purchase an aggregate of 3,000,000 shares of the Company’s common stock (the “2018 Warrants”). Pursuant to the terms of the Exchange Agreements, the holders of the 2018 Warrants surrendered their 2018 Warrants for cancellation and received, as consideration for such cancellation, an aggregate of 3,000,000 restricted shares of common stock.

On December 24, 2020, we entered into an agreement (the “2020 Agreement”) with certain holders representing a majority of the then outstanding 2018 Warrants. Pursuant to the terms of the 2020 Agreement, we agreed to voluntarily reduce the exercise price of the 2018 Warrants to $0.001 per share until January 7, 2021, after which such exercise price shall revert back to $0.16 per share. As a result of the adjustment to the exercise price of the 2018 Warrants, the exercise price of the warrants issued in November 2017 (the “2017 Warrants”), the placement agent warrants issued in October 2018 (the “2018 Placement Agent Warrants”), the warrants issued to certain lenders in May 2019 (the “May 2019 Warrants”), the warrants issued to certain lenders in November 2019 (the “November 2019 Warrants”), the warrants issued to certain purchasers from the private placement in December 2019 (the “December 2019 Warrants”) and certain investment rights issued in January 2017 (the “Investment Rights”) were also adjusted to reflect a reduced exercise price of $0.001 per share (collectively, the “Warrant Adjustments”). As a result of the Warrant Adjustments, on December 29, 2020 an aggregate of 13,332,657 were issued as a result of the exercise of such warrants, each on a cashless basis. Such warrant exercises also included warrants beneficially owned by our Chief Executive Officer, Noam Dannenberg.

In light of the foregoing, as of March 1, 2021, we no longer have any warrants or investment rights outstanding except 26,287 warrants.

Off-Balance Sheet Arrangements

As of December 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2u to our audited consolidated financial statements for the year ended December 31, 2020.

Critical Accounting Policies

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

The fair value of such liability was measured upon its initial recognition at its fair value, based on the difference between the fair value of the marketable securities received by the Company, less the amount of cash paid by the Company. In subsequent periods, the fair value of the liability for contingent payment obligation is based on management estimate. As of December 31, 2020, the Company revalued the liability to its fair value with the assistance of an external valuation specialist, pursuant to the Company’s estimations and assumptions.

The Company has determined that the inputs used in measuring the fair value of the contingent payment obligation fall within Level 3 in the fair value hierarchy which involves significant estimations and assumptions regarding any projected future proceeds from the LO2A, including, among others, the dry eye US market size in 2025 (USD 2.9 Billion), the maximum penetration rate of the product into the U.S. market - 12%, the patent expiration date (2038), the operational profit estimated rate - 26%, the probabilities for FDA phases approvals, and the risk-adjusted rate for discounting future cash flows - 20.3%.

The Company has determined that the inputs used in measuring the fair value of the contingent payment obligation fall within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including, among others, any projected future proceeds from the LO2A, the risk-adjusted rate for discounting future cash flows and other relevant assumptions, see Note 10.  Actual results could differ from the estimates made. Changes in fair value (including the component related to imputed interest), would be included in the consolidated statements of comprehensive loss as part of financial income (loss) under the heading “Changes in fair value of contingent payment obligation with respect to future revenues.”

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC, applicable to smaller reporting companies that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

The Bid Agreement contains an obligation that Wize will establish an incentive compensation program with respect to 40,000,000 shares of our common stock, to be granted promptly following the Closing Date, in the form of performance-based RSUs, performance rights or indeterminate rights based on the performance milestone criteria and allocation set in the Bid Agreement (the “Post-Closing Incentive Plan”), 20 million of which are to be granted to personnel specified by Wize prior to the Closing Date and the remainder to be granted to personnel of Cosmos. In this respect, it should be noted that our Board of Directors determined to specify to Cosmos that each of Mr. Danenberg and Mr. Eisenberg would receive, once such Post-Closing Incentive Plan is established, 8,960,000 and 7,240,000 performance-based RSUs (or other rights) pursuant to the Post-Closing Incentive Plan, respectively, and that Mr. Danenberg will have discretion to direct Cosmos to whom to award the balance. Under the Bid Agreement, such grants will be made promptly, and in any event, within 90 days, following the Closing Date.

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

From 2015 through 2018, Mr. Sieczkarek served as Chairman and Chief Executive Officer of NovaBay Pharmaceuticals, Inc. He has served as Chief Executive Officer and Chairman of Solta Medical, Inc. from 2006 until its acquisition by Valeant Pharmaceuticals International, Inc. in 2014. From 2003 to 2011, Mr. Sieczkarek served as Chief Executive Officer of Conceptus, Inc. prior to its acquisition by Bayer Pharmaceuticals. From 1995 to 2003, Mr. Sieczkarek held multiple roles of increasing commercial responsibility at Bausch & Lomb, including President of Europe and the Americas. He has also held senior executive level positions with KOS Pharmaceuticals, various subsidiaries of Bristol Myers-Squibb, and Sanofi Diagnostics Pasteur. Mr. Sieczkarek earned an MBA in Finance from Canisius College in Buffalo, New York and a BS in Accounting from the State University of New York at Buffalo.

Michael Belkin, M.A., M.D. Michael Belkin has served on our board since July 1, 2013. Dr. Belkin is, and has been since 1981, a Professor, and since 2010, a Professor Emeritus, of Ophthalmology at Tel Aviv University in Tel Aviv, Israel, and the Director of the Ophthalmic Technologies Laboratory at the university’s Eye Research Institute at the Sheba Medical Center since 1997. Since 2006, Dr. Belkin also serves as a Senior Consultant to the Eye Research Institute at the Singapore National Eye Institute. He was awarded a master’s degree in natural sciences by Cambridge University, England, and received a doctorate in medicine from the Hebrew University of Jerusalem. Dr. Belkin previously served as Director of Research, Development and Non-Conventional Warfare Medicine in the Israel Defense Forces Medical Corps. He also established and was the first full-time Director of the Tel Aviv University Eye Research Institute, Chairman of the Tel-Aviv University Department of Ophthalmology and the President of the Israel Society of Eye and Vision Research, of which he was one of the founders. Dr. Belkin is an author of over 250 scientific publications and more than 35 patents. He is an internationally recognized eye researcher and has received various research awards. He is an entrepreneur and advisor of several ophthalmic companies in the fields of lasers, optics, ophthalmic devices, pharmaceutics and biotechnology. One of hisinventions, the ExPRESS miniature glaucoma shunt, is currently used worldwide. He established a few more startups based on his inventions such as Belkin laser, NovaSight and SpringVision. He serves as chairman and member of various international and local scientific and professional committees as well as scientific journals’ editorial boards. Dr. Belkin’s qualifications to serve on our Board include his expertise in ophthalmic medical research, his medical experience, and his experience as an advisor to several ophthalmic companies.

Yossi Keret. Yossi Keret has served on our board since the closing of the 2017 Merger. Mr. Keret is serving as Chief Executive Officer, and Director of Nanorobotics LTD as of March 2019. Mr. Keret has served as the Chief Executive Officer, Managing Director and Director of Weebit-Nano Ltd. (ASX:WBT) from August 2015 to October 2017. From October 1996 to October 2015, Mr. Keret served as the Chief Financial Officer of numerous public and private companies, including Eric Cohen Books Ltd. & Burlington English Ltd., Daimler Financial Services Israel Ltd., Pluristem Life Systems Inc. (NASDAQ:PST), M.L.L. Software and Computers Industries Ltd. (TASE:MLL), Internet-Zahav Group, Ltd. (NASDAQ:IGLD) and Top Image Systems Ltd. (NASDAQ:TISA). Mr. Keret commenced his career at Kost Forer Gabbay & Kasierer, registered public accounting firm, a member firm of Ernst & Young Global (“EY”).  Mr. Keret holds a B.A. from Haifa University in Economics and Accounting and is a Certified Public Accountant in Israel. Mr. Keret’s qualifications to serve on our Board include his expertise in financial matters and his serving as the Chief Financial Officer in numerous private and public companies.

Joseph Zarzewsky. Joseph Zarzewsky has served on our board since the closing of the 2017 Merger. Mr. Zarzewsky has served as the Vice President of Business Development at the Mitrelli Group (“Mitrelli”) since June 2010.  He has served as the Chairman of “SMAD”, a joint venture between Mitrelli and the Harbin Government, China, since June 2011.  Mr. Zarzewsky has also served as the Chairman of the Investment Committee of the Harbin Israel Fund since 2012. He has also previously served as the Vice President of marketing at Clal Insurance Enterprises Holdings Ltd. (TASE: CLIS) and as the Vice President of Marketing for the Israel Postal Authority. Mr. Zarzewsky has served as a director of Excellence Underwriter House Ltd. since 2007. In 2008, he was appointed as the Honorary Economic Advisor of the Harbin Government, China. In addition, in June 2012, he was honored as an Honorary Citizen of Harbin, China. Mr. Zarzewsky holds an MA in Commercial Law from both the University of Tel Aviv and University of California, Berkeley.  Mr. Zarzewsky’s qualifications to serve on our Board include his expertise in financial matters. Mr. Zarzewsky also serves as a member of the board of directors of Brimag Digital Age Ltd. (TASE: BRMG) and CollPlant Biotechnologies Ltd. (NASDAQ: CLGN).

Noam Danenberg. Noam Danenberg has served as our Chief Executive Officer since April 23, 2019. He served as our Chairman and director since November 7, 2018 until April 23, 2019. He served as our Chief Operating Officer from the closing of the 2017 Merger until November 7, 2018. Mr. Danenberg has served as a strategic advisor of Wize Israel since April 2015. Mr. Danenberg co-founded Panmed Inc. in January 2014, a biomed investment company. Since 2000, Mr. Danenberg has provided private investment consulting services to numerous private and public companies through his wholly owned company, N. Danenberg Holding (2000) Ltd. From May 2014 to January 2015, Mr. Danenberg served as a director of Go.D.M. Investments Ltd. (TASE: GODM). From 2000 to 2012, Mr. Danenberg served as an investment advisor at International Software Consulting Limited and from 2004 to 2008 he served as the Chairman and CEO of Fitracks Inc. From 2006 to 2012, he also served as the Chairman of the Board of Hawk Medical Technologies Ltd. Mr. Danenberg holds a B.B.A. from the European University in Antwerp, Belgium and an M.B.A. from the Boston University Brussels Graduate Center.

Or Eisenberg. Or Eisenberg has served as our Chief Financial Officer, Treasurer and Secretary since the closing of the 2017 Merger. He served as our Acting Chief Executive officer since November 15, 2017 until April 23, 2019. Mr. Eisenberg has served as the Chief Financial Officer and Acting Chief Executive Officer of Wize Israel since March 2015. From October 2010 to December 2014, he served as the controller of the Katzir Fund Group. From March 2013 to December 2014, he served as either an external controller or Chief Financial Officer of a number of public companies whose shares are listed for trading on the TASE. From October 2007 to October 2010, Mr. Eisenberg was an accountant at Kost Forer Gabbay & Kasierer, a registered public accounting firm, a member firm of EY. Mr. Eisenberg holds a B.A. from Haifa University in Economics and Accounting and is a Certified Public Accountant in Israel.

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

Professor Penny Asbell, MD. joined our Scientific Advisory Board in July 2018. She is a Key Opinion Leader in the treatment of DES. As a principal investigator in countless clinical studies sponsored by the National Institute of Health’s National Eye Institute and by industry sponsors, Dr. Asbell has participated in the development of pharmaceuticals that have included pivotal treatments for ocular conditions including dry eyes. In June 2018, Dr. Asbell was named to her current position as the Barrett G. Haik Endowed Chair for Ophthalmology in the College of Medicine and Director of the Hamilton Eye Institute at the University of Tennessee Health Science Center (“UTHSC”). Dr. Asbell joined UTHSC from the Icahn School of Medicine at Mount Sinai (“ISMMS”) in New York, where she is a professor of Ophthalmology and director of the Cornea Service and of the Cornea Clinical and Research Fellowships, which she initiated. She is the vice chair of the ISMMS Appointment and Promotion Committee, medical director of the Faculty Practice for Ophthalmology, and system vice chair for Academic Affairs for the Department of Ophthalmology. She established Mount Sinai’s Lowenstein Foundation Sjogren’s Center to provide multi-specialty care for patients with dry eyes and associated systemic problems and founded the Ocular Inflammatory Biomarker Laboratory at Mount Sinai that is actively seeking validated biomarkers for ocular surface disease. Dr. Asbell has authored and co-authored hundreds of articles, authored 25 book chapters, and has presented over 200 lectures and courses. In addition, she has been extensively interviewed by the New York Times, CBS News, Good Morning America, Bloomberg News, CNN, and many other nationally broadcasted events. She is a world-renowned educator and has lectured throughout the United States, Europe, Japan, India, and South America. Dr. Asbell has served on the board of directors of the Tear Film and Ocular Surface Society, the Cornea Society, the Eye Bank for Sight Restoration and Program Committee-Cornea for ARVO. She is currently the Deputy Editor of Eyewiki which is sponsored by the American Academy of Ophthalmology, Editor in Chief of ECL, the official journal of CLAO, and Section Editor of Cornea for BMC.

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

Family Relationships

There are no family relationships among our executive officers and directors.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, or control persons during the past ten years.

Election of Directors

Directors are appointed by our Board or elected by our shareholders to hold office until such director’s successor is elected and qualified or until such director’s earlier resignation or removal.  Annual meetings of the stockholders, for the election of directors to succeed those whose terms expire, are to be held at such time each year as designated by our Board, which date shall be within 13 months of the last annual meeting of stockholders.  Officers are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. However, we have adopted the independence standards of the Nasdaq to determine the independence of our directors and those directors serving on any committee. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board has determined that each of Mark Sieczkarek, Dr. Michael Belkin, Yossi Keret and Joseph Zarzewsky are independent as defined under the rules promulgated by the Nasdaq. Other than Mr. Zarzewsky, none of the independent directors has any relationship with us besides serving on our Board.

On June 19, 2017, Wize Israel entered into a finder’s fee agreement with Harbin Israel (Trading) Ltd., an affiliate of Mr. Zarzewsky, pursuant to which Mr. Zarzewsky will receive a 5% royalty on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by Mr. Zarzewsky and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon twenty-one days’ notice. Mr. Zarzewsky introduced us to the Chinese Distributor. See “Item 1. BUSINESS — Marketing, Sales and Distribution” above. Our Board considered these relationships and determined that they would not interfere with Mr. Zarzewsky’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Meeting Attendance

During the year ended December 31, 2020, our Board held 7 meetings.

Committees

Audit Committee and Audit Committee Financial Expert

The members of our Audit Committee are Yossi Keret and Joseph Zarzewsky. Our Board has determined that Yossi Keret is an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K and that all members of the Audit Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations.

Compensation Committee

The members of our Compensation Committee are Yossi Keret, Dr. Michael Belkin and Joseph Zarzewsky. The Board of Directors has determined that all of the members of the Compensation Committee are “independent” as defined by the rules of the SEC and the Nasdaq rules and regulations.

Other Committees

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file with the SEC reports of ownership and changes in ownership of our Common Stock. Our directors, executive officers and greater than 10% beneficial owners of our Common Stock are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, we believe that all Section 16(a) reports of our directors, executive officers and greater than 10% beneficial owners were filed timely for the fiscal year ended December 31, 2020 except that Rimon Gold filed one late Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to us for the years ended December 31, 2020 and 2019. The amounts set forth for Mr. Eisenberg and Mr. Danenberg were originally denominated in NIS and were translated into U.S. Dollars at the average current exchange rate for each year.

Name And Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Or Eisenberg,	2020	228,000	199,000	-	-	-		427,000
Chief Financial Officer and former Acting Chief Executive Officer (4)	2019	188,000	-	-	100,000	7,000	(3)	295,000
Noam Danenberg, Chief Executive Officer, former Chairman, Chief Operating Officer and Strategic Advisor (5)	2020	223,000	199,000	-	-	-		422,000
	2019	197,000	-	-	100,000	7,000	(3)	304,000

(1)	Amounts shown represent consulting fees earned or paid during the fiscal year.

(2)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718.

(3)	Amount represents car allowance.

(4)	Mr. Eisenberg was appointed as our Acting Chief Executive Officer and Chief Financial Officer on November 16, 2017 in connection with the 2017 Merger. He served as the Acting Chief Executive Officer and Chief Financial Officer of Wize Israel since 2015. Mr. Eisenberg resigned from his position as the Acting Chief Executive Officer in April 2019.

(5)	Mr. Danenberg was appointed as our Chief Executive Officer in April 2019. He served as our Chairman and director since November 7, 2018 until April 23, 2019. Mr. Danenberg resigned from his position as our Chief Operating Officer, Chairman and Strategic Advisor in November 2018. The services of Mr. Danenberg were provided via N. Danenberg Holdings (2000) Ltd. (“Danenberg Holdings”), a services company wholly owned by Mr. Danenberg, pursuant to the terms of the services agreement by and between Wize Israel and Danenberg Holdings.

Executive Employment Agreements

Except as set forth below, we have not entered into any employment agreements with the named executive officers listed in the table above.

Employment Agreement with Or Eisenberg

Mr. Eisenberg has served as Wize Israel’s Chief Financial Officer and Acting Chief Executive Officer since March 2015 and as our Financial Officer since the 2017 Merger. Mr. Eisenberg’s employment agreement is with Wize Israel. On August 21, 2018, Wize Israel entered into a restated employment agreement with Mr. Eisenberg, which provides for an initial term of three years, subject to automatic one year renewals thereafter unless the agreement is terminated in accordance with its terms. Mr. Eisenberg is entitled to receive an annual base salary of 480,000 NIS ($147,014), subject to adjustment by the Board of Directors of Wize Israel. The salary shall be increased by 10% upon each of the listing of the Company’s securities on a national exchange and the completion of the Phase IV study randomized, double-masked study of LO2A versus Alcon’s Systane® Ultra UD. The salary shall also be increased by NIS 10,000 upon each final closing of a financing of the Company or Wize Israel during the course of Mr. Eisenberg’s employment in which the Company receives net proceeds of $4,000,000. Mr. Eisenberg’s salary was so increased following consummation of the Company’s October 2018 private placement and the Series B Purchase Agreement. He is also eligible to receive a transaction bonus in connection with certain material transactions, subject to the Company’s clawback rights, as outlined in the employment agreement. In addition, he is eligible to participate in all health insurance and benefit plans offered by the Company to its executives and is entitled to the reimbursement of business expenses and a vehicle allowance.

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

Services Agreement with Noam Danenberg

On August 20, 2018, Wize Israel entered into a restated consulting services agreement with N. Danenberg Holdings (2000) Ltd. (the “Consulting Company”) and Noam Danenberg, the Chief Operating Officer of the Company at the time and the Company’s current Chief Executive Officer. The Consulting Services Agreement provides that Mr. Danenberg will provide consulting services including, but not limited to, general strategic consulting services around business development and fund raising for an initial term of three years. As payment for the consulting services, the Company will pay the Consulting Company 40,000 NIS ($10,921) per month subject to adjustment by the Board of Wize Israel. In addition, the Consulting Company will be eligible to receive a transaction bonus in connection with certain material transactions, subject to the Company’s clawback right, as outlined in the consulting services agreement. The consulting fees shall be increased by 10% upon each of the listing of the Company’s securities on a national exchange and the completion of the Phase IV study randomized, double-masked study of LO2A versus Alcon’s Systane® Ultra UD. The consulting fees shall also be increased by NIS 10,000 upon each final closing of a financing of the Company or Wize Israel during the course of the services agreement in which the Company receives net proceeds of $4,000,000. The consulting fees were so increased following consummation of the Company’s October 2018 private placement and the Series B Purchase Agreement.

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

Outstanding Equity Awards at Fiscal Year-End

The following tables provides information regarding all outstanding equity awards for our named executive officers as of December 31, 2020:

Name	Exercisable	Unexercisable	Option Exercise price ($)	Expiration Date

Or Eisenberg (1)	30,000	6,000	3.59	4/4/2025

Noam Danenberg (2)	30,000	6,000	3.59	4/4/2025

Mark Sieczkarek (3)	89,445	12,777	2	14/5/2026

(1)	These options were granted on April 1, 2018 and vested as follows: the options vests in twelve (12) consecutive equal installments over a three year period commencing the April 1, 2019.

(2)	These options were granted on April 1, 2018 and vested as follows: the options vests in twelve (12) consecutive equal installments over a three year period commencing the April 1, 2019.

(3)	These options were granted on May 15, 2019 and vested as follows: eight (8) installments commencing May 15, 2019 and subsequently in seven equal quarterly installments commencing May 15, 2019.

Compensation of Directors

The following table provides information regarding the total compensation that we paid or awarded to our directors during the year ended December 31, 2020. Mr. Danenberg’s compensation is described under “Executive Compensation” above.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)(1)	($)	($)	($)
Mark Sieczkarek (2)	-	52,730	7,170	-	-	59,900
Dr. Michael Belkin (3)	20,400	26,860	7,570	-	-	54,830
Yossi Keret	23,100	26,860	7,570	-	-	57,530
Dr. Franck Amouyal (4)	-	-	-	-	-	-
Joseph Zarzewsky	23,100	26,860	7,570	-	-	57,530

(1)	Reflects the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(2)	On April 23, 2019, we granted to Mark Sieczkarek 202,399 restricted stock units vesting quarterly over a period of 1.5 years.

On May 15, 2019, we granted to Mark Sieczkarek options to purchase 102,222 shares of our Common Stock at $2 per share. The options vested as follows: eight (8) installments commencing May 15, 2019

On August 11, 2020, we granted to Mark Sieczkarek 150,000 restricted stock units vesting quarterly over a period of 2 years.

(3)	On July 1, 2013, we granted to Dr. Belkin options to purchase 2,176 shares of our Common Stock at $159.12 per share. The options are fully vested and will be expire on the ten year anniversary of the grant date.

(4)	Dr. Amouyal resigned from the Board on March 8, 2020.

Finder’s Fee Agreement with Joseph Zarzewsky

On June 19, 2017, Wize Israel entered into a finder’s fee agreement with Harbin Israel (Trading) Ltd., an affiliate of Mr. Zarzewsky, pursuant to which Mr. Zarzewsky will receive a 5% royalty on all of Wize Israel’s revenues to the extent such revenues are earned from relationships initiated by Mr. Zarzewsky and agreed to by Wize Israel. The term of the agreement is for 12 months unless earlier terminated. Either party may terminate upon twenty-one days’ notice, and it was terminated on February 25, 2021. Mr. Zarzewsky introduced us to the Chinese Distributor. See “Item 1. BUSINESS — Marketing and Sales” above.

Consulting Agreement with Michael Belkin.

On March 31, 2019, we entered into a consulting agreement with Michael Belkin, pursuant to which we agreed to pay him a monthly retainer of NIS 5,000 (approximately $1,450) and options exercisable into 5,000 shares of common stock per month. The agreement expired on September 30, 2019.

Compensation of Directors

In March 2019, our board approved annual cash fees of $15,000 in addition to $1,400 per in person meeting, $500 per signed unanimous consent and $700 per telephonic meeting, with respect to meetings and/or signed resolutions, as applicable, of the Board of Directors or a committee of the Board of Directors.

Our board also approved the following equity grants in the past two years:

●	In March 2019, our Board approved the following equity grants (i) 100,000 restricted stock units vesting quarterly over a period of two years to each director, (ii) 140,000 restricted stock units vesting quarterly over a period of two years to Mr. Danenberg as compensation for his services as the then Chairman, and (iii) 140,000 restricted stock units vesting quarterly over a period of two years to our Chief Financial Officer; and

●	In August 2020, our Board approved the following equity grants: (i) 150,000 restricted stock units vesting quarterly over a period of two years to the Chairman of the Board of Directors and (ii) 100,000 restricted stock units vesting quarterly over a period of two years to each of the other three non-executive directors.

We have also purchased Directors and Officers insurance to cover the potential liability of our directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 1, 2021 regarding the beneficial ownership of our Common Stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Wize Pharma, Inc., 24 Hanagar Street, Hod Hasharon, Israel 4527708. As of March 1, 2021, there were 33,052,951 shares of our Common Stock outstanding.

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

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% and Greater Shareholders
Rimon Gold Assets Ltd. (1)	6,927,866	20.96%
Ridge Valley Corporation (2)	1,040,760	3.15%
Jonathan Rubini (3)	7,100,048	21.48%
Named Executive Officers and Directors
Mark Sieczkarek (4)	360,871	1.09%
Dr. Michael Belkin (5)	194,676	*
Yossi Keret (6)	162,500	*
Joseph Zarzewsky (7)	162,500	*
Or Eisenberg (8)	216,100	*
Noam Danenberg (9)	2,945,208	8.9%
Executive Officers and Directors as a Group (7 Persons) (11)	3,879,354	11.6%

*	Represents ownership of less than 1%

(1)	Rimon Gold is an Israeli private company wholly owned by the Goldfinger Trust (the “Trust”), whose trustee is Abir Raveh (the “Trustee”) and whose beneficiary is Yair Goldfinger. The Trust directs the management of Rimon Gold, its investment and voting decisions and the Trustee directs the management of the Trust, its investment and voting decisions. The address of Rimon Gold, the Trust and the Trustee is 32 Habarzel, Tel Aviv, Israel. Mr. Goldfinger does not direct the management of Rimon Gold, the Trust or the Trustee, its investment or voting decisions and disclaims beneficial ownership of the shares reported in this table.

(2)	Ridge is a Seychelles corporation, whose address is Room 206, Premier Building, P.O Box 332, Victoria, Mahe, Seychelles. Priscilla Julie is the sole director of Ridge and holds the voting and dispositive power of the shares of Common Stock beneficially owned by Ridge. Noam Danenberg, our Chairman, is married to Tali Danenberg Harpaz, who owns 49% of Ridge.

(3)	Excludes 178,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock within 61 days following provision of notice to the Company. The address for Mr. Rubini is 2655 Marston Drive, Anchorage, Alaska 99517.

(4)	Represents (i) 215,499 shares of Common Stock, (ii) 44,050 shares of Common Stock issuable upon the vesting of RSUs within 60 days of March 1, 2021, (iii) 102,222 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 1, 2021.

(5)	Represents (i) 112,500 shares of Common Stock, (ii) 44,050 shares of Common Stock issuable upon the vesting of RSUs within 60 days of March 1, 2021, (iii) 57,176 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 1, 2021.

(6)	Represents (i) 112,500 shares of Common Stock, (ii) 25,000 shares of Common Stock issuable upon the vesting of RSUs within 60 days of March 1, 2021, (iii) 25,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 1, 2021.

(7)	Represents (i) 112,500 shares of Common Stock, (ii) 25,000 shares of Common Stock issuable upon the vesting of RSUs within 60 days of March 1, 2021, (iii) 25,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 1, 2021.

(8)	Represents (i) 162,600 shares of Common Stock, (ii) 17,500 shares of Common Stock issuable upon the vesting of RSUs within 60 days of March 1, 2021, (iii) 36,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 1, 2021.

(9)	Represents (i) 162,600 shares of Common Stock which were issued to N. Danenberg Holdings, a services company wholly owned by Mr. Danenberg (“NDH”), (ii) 2,480,069 shares of Common Stock which were issued to Mobigo Inc, a services company wholly owned by Mr. Danenberg, (iii) 17,500 shares of Common Stock issuable upon the vesting of RSUs which were issued to NDH, and (iv) 36,000 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 1, 2021 which were issued to NDH. Excludes the shares beneficially owned by Ridge (see footnote 2).

(10)	Represents (i) 3,493,906 shares of Common Stock, (ii) 129,050 shares of Common Stock issuable upon the vesting of RSUs within 60 days of March 1, 2021, and (iii) 256,398 shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of March 1, 2021.

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

Each stock option granted shall be exercisable at such times and terms and conditions as the Board of Directors may specify in the applicable option agreement, provided that no option will be granted with a term in excess of 10 years. Upon the adoption of the 2012 Plan, we reserved for issuance 45,370 shares of Common Stock. There are 45,370 shares of Common Stock authorized for non-statutory and incentive stock options, restricted stock units, and stock grants under the 2012 Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. As of December 31, 2020, we had 40,474 shares of Common Stock available for future grant under the 2012 Plan. During the years ended December 31, 2020 and 2019, we did not grant any new stock options under the 2012 Plan.

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

The following table summarizes information as of the close of business on December 31, 2020 concerning the 2012 Plan and other options outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	4,352	81.81	40,474
Equity compensation plans not approved by security holders	-	-	-
Total	4,352	81.81	40,474

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

The following table summarizes information as of the close of business on December 31, 2020 concerning the 2018 Plan and other options outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	290,222	2.64	2,184,813
Equity compensation plans not approved by security holders	-	-	-
Total	290,222	2.64	2,184,813

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Described below are the transactions and series of similar transactions since January 1, 2020 to which we were a party in which:

●	the amounts involved exceeded the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years; and

●	any of the directors, executive officers, holders of more than 5% of our share capital, or any member of their respective immediate family had or will have a direct or indirect material interest.

For more information, please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” above.

Agreements with Executive Officers and Directors

Mr. Noam Danenberg, our chief executive officer is also the husband of Tali Harpaz, who owns 49% of Ridge.

Pursuant to the Series B Purchase Agreement, Mr. Danenberg, through Mobigo, has purchased 300 shares of Series B Preferred Stock in the aggregate amount of $300,000, and Mr. Sieczkarek has purchased 50 shares of Series B Preferred Stock in the aggregate amount of $50,000.

As a result of the Warrant Adjustments, on December 29, 2020 an aggregate of 13,332,657 were issued as a result of the exercise of such warrants, each on a cashless basis. Such warrant exercises also included warrants beneficially owned by our Chief Executive Officer, Noam Dannenberg.

Wize Israel has entered into employment, services and other agreements with certain of its directors and executive officers. For more information regarding these other agreements entered into by Wize Israel with certain of its directors and executive officers, please see “Item 11. EXECUTIVE COMPENSATION — Executive Compensation – Executive Employment Agreements” and “Item 11. EXECUTIVE COMPENSATION — Compensation of Directors” above.

See also the PIPE Agreement entered into by Mr. Danenberg. For more information regarding this agreement, please see “Item 1. BUSINESS – Overview – The Cosmos Transaction.”

Director Independence

See Item 10 – “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE –Director Independence” above.

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Audit Fee

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton for 2020 and 2019:

	2019	2020

Audit Fees (1)	$75,000	$75,000
Audit Related Fees	-	-
Tax Fees (2)	-	$5,000
All other Fees (3)	-	-
Total Fees	$75,000	$80,000

(1)	Consists of fees billed for the audit of our annual financial statements and the review of financial statements included in our 10-Q, 8-K reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the named accountant for tax compliance, tax advice, and tax planning.

(3)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the named accountant, other than the services reported above.

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

AS OF DECEMBER 31, 2020

U.S. DOLLARS IN THOUSANDS

Fahn Kanne & Co.
Head Office
32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wize Pharma, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Wize Pharma, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1b to the Financial Statements, the Company has incurred net losses and negative cash flows from operations since its inception, and has not yet generated any material revenues. As of December 31, 2020, there is an accumulated deficit of $39,218 thousand and a stockholders’ deficit of $4,148 thousand. These conditions, along with other matters as set forth in Note 1b, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1b. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Financial Statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Financial Statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

critical audit matter communicated below is a matter arising from the current period audit of the Financial Statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the Financial Statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

As described further in Note 1a, Note 2v and in Note 10a to the Financial Statements, the Company granted to a third party the right to receive a percentage of the Company’s future proceeds, as defined, from specified products, in exchange for the issuance to the Company of a fixed number of the third party’s shares. The Company has elected to measure the contingent obligation with respect to future revenues at fair value on a recurring basis, with changes in fair value recognized in earnings. The determination of the fair value of the contingent obligation requires management to make significant estimates and assumptions related to the forecast of future revenues, estimated maximum penetration rate into the U.S market, estimated operational profit rate, probability of regulatory approvals, and risk-adjusted rate for estimating future cash flows. These assumptions could have a significant impact on the determination of the fair value of the contingent obligation with respect to future revenues. We identified the remeasurement of the fair value of this contingent obligation as of December 31, 2020 as a critical audit matter principal consideration for our determination that the remeasurement of the fair value of the contingent obligation with respect to future revenues as of December 31, 2020 is a critical audit matter is the high degree of management subjective judgement necessary in determining the inputs and assumptions utilized in the analysis. The assumptions included the forecast of future revenues, estimated maximum penetration into the U.S. market, estimated operational profit rate, probability of regulatory approvals, and risk-adjusted rate for estimating future cash flows, which contribute significantly to the fair value of this contingent obligation as of December 31, 2020. Given the subjective nature and judgement applied by management, including management-employed specialists, auditing these estimates required a high degree of auditor judgement and an increased extent of effort including the use of auditor-employed specialists.

Our audit procedures related to the remeasurement of the contingent obligation with respect to future revenues as of December 31, 2020, included the following, among others.

●	We evaluated the qualifications of the management-employed specialists, and obtained the reports prepared by the specialists.

●	We evaluated the reasonableness of management’s assumptions related to the forecast of future revenues, estimated maximum penetration into the U.S. market, estimated operational profit rate, probability of regulatory approvals, and risk-adjusted rate for estimating future cash flows by comparing these estimates to historical operating results, third-party industry and other data related to the regulatory environment and the market for the specified products, and discussions with management, along with sensitivity analyses around the estimates.

●	We utilized an auditor-employed valuation specialist to assess the appropriateness of the valuation methodology used and to assist us with testing key inputs and assumptions in the valuation model.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

We have served as the Company’s auditor since 2018.

Tel-Aviv, Israel

March 1, 2021

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	As of December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$247	$718
Restricted cash deposit	13	41
Marketable equity securities (Notes 3,10)	2,834	10
Other current assets (Note 4)	66	378

Total current assets	3,160	1,147

NON-CURRENT ASSETS:

Operating lease right of use assets	22	22
Property and equipment, net	7	7

Total non-current assets	29	29

TOTAL ASSETS	$3,189	$1,176

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable (Note 7)	$1,306	$369
Operating lease obligation - current	22	22
Current portion of license purchase obligation (Note 6)	250	250
Short term loan payable (Note 9)	265	-

Total current liabilities	1,843	641

NON-CURRENT LIABILITIES:

Contingent obligation with respect to future revenues (Note 10)	5,494	-

Total non-current liabilities	5,494	-

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 13):
Preferred stock A, with $0.001 par value per share (“Series A Preferred Stock”)
Authorized: 1,000,000 shares at December 31, 2020 and 2019; Issued and outstanding: 178 shares at December 31, 2020 and 2019.	*	*
Common stock, with $0.001 par value per share (“Common Stock”)
500,000,000 shares authorized at December 31, 2020 and 2019; 32,783,495 and 15,873,128 shares issued and outstanding at December 31, 2020 and 2019, respectively	33	16
Additional paid-in capital	35,110	34,491
Accumulated other comprehensive loss	(73)	(73)
Accumulated deficit	(39,218)	(33,899)

Total stockholders’ equity (deficit)	(4,148)	535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,189	$1,176

*	Less than 1 thousand.

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	For the Year Ended December 31,
	2020	2019

Operating expenses:
Research and development expenses	$434	$492
General and administrative expenses (Note 14a)	2,008	2,678

Operating loss	(2,442)	(3,170)

Financial expense, net (Note 14b)	(2,487)	(280)

Net loss	$(4,929)	$(3,450)

Addition to net loss (for EPS purpose)
Deemed dividend with respect to the repurchase of right for future investment	-	(185)
Deemed dividend due to exercise price adjustment of warrants as a result of certain down-round anti-dilution protection or price protection features included in the warrants	-	(267)
Deemed dividend due to exercise price adjustment of warrants	(390)	-
Net loss applicable to stockholders of Common Stock	$(5,319)	$(3,902)

Comprehensive loss	$(4,929)	$(3,450)

Basic and diluted net loss per share	$(0.32)	$(0.36)

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	16,669,628	10,519,682

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Series A Preferred Stock			Common Stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders’ equity
	Number	Amount		Number	Amount	capital	(loss)	deficit	(deficit)

Balance as of December 31, 2018	910		$1	8,957,550	9	$30,272	$(73)	$(29,997)	$212
Amounts allocated to repurchase of existing right for future investment related to the 2016 Loan and the 2017 Loan (See Note 8)	-		-	-	-	(633)	-	-	(633)
Amounts that were allocated to recognition of the right for future investment and warrants – 2016 Loan (See Note 8)	-		-	-	-	637	-	-	637
Amounts that were allocated to recognition of the right for future investment and warrants – 2017 Loan (See Note 8)	-		-	-	-	962	-	-	962
Deemed dividends with respect to the repurchase of right for future investment (See Note 8)	-		-	-	-	-	-	(185)	(185)
Issuance of Common Stock and warrants for cash (Note 13n)	-		-	2,037,037	2	548	-	-	550
Issuance of Common Stock and warrants due to 2016 Loan and 2017 Loan repayment (Note 13e)	-		-	2,816,196	3	991	-	-	994
Terms modification and cancellation of existing financial instruments due to 2016 and 2017 loan repayment (Note 8e)	-		-	-	-	(135)	-	-	(135)
Issuance of Common Stock (Note 13b)	-		-	900,000	1	764	-	-	765
Conversion of Preferred stock into Common Stock (Note 13c)	(732)		(1)	732,000	1		-	-	-
Deemed dividend due to exercise price adjustment of warrants as a result of certain down-round anti-dilution protection or price protection features included in the warrants (Note 13)	-		-	-	-	267	-	(267)	-
Stock-based compensation	-		-	430,345	-	818	-	-	818
Net loss	-		-	-	-	-	-	(3,450)	(3,450)

Balance as of December 31, 2019	178	$	*	15,873,128	16	$34,491	$(73)	$(33,899)	$535

*)	Representing amount less than $1

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

(Continued)

	Series A Preferred Stock			Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s equity
	Number	Amount		Number	Amount	capital	loss	deficit	(deficit)

Balance as of December 31, 2019	178	$	*	15,873,128	16	$34,491	$(73)	$(33,899)	$535
Deemed dividend due to exercise price adjustment of warrants (Notes 13p, 13q)	-		-	-	-	390	-	(390)	-
Issuance of shares with respect to exercise of warrants (Notes 13p, 13q)	-		-	16,332,654	17	(17)	-	-	-
Stock-based compensation	-		-	577,713	-	246	-	-	246
Net loss	-		-	-	-	-	-	(4,929)	(4,929)

Balance as of December 31, 2020	178	$	*	32,783,495	33	$35,110	$(73)	$(39,218)	$(4,148)

*)	Representing amount less than $1

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities

Net loss	$(4,929)	$(3,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Stock-based compensation	246	818
Income (loss) from marketable equity securities sale and revaluation	(1,197)	527
Amortization of premium related to convertible loans (Notes 8 and 13)	-	(1,257)
Accrued interest on convertible loans (Notes 8 and 13b)	-	45
Loss from extinguishment of convertible loans (Notes 8 and 13b)	-	977
Gain from completion of milestone closing (Note 10)	(847)	-
Gain from settlement shares	(100)	-
Loss from recognition of mandatorily redeemable Series B Preferred Stock (Note 10)	3,207	-
Change from revaluation of mandatorily redeemable Series B Preferred Stock (Note 10)	597	-
Change from revaluation of contingent obligation with respect to future revenues (Note 10)	435	-
Increase in license purchase obligation (Note 6)	150	150
Financial expenses	17	-
Change in:
Other current assets	313	62
Accounts payable	587	63

Net cash used in operating activities	(1,519)	(2,064)

Cash flows from investing activities

Purchase of property and equipment	(1)	*
Proceeds from sale of marketable equity securities	824	-

Net cash provided by investing activities	823	*

Cash flows from financing activities

Proceeds from issuance of shares and warrants (Note 13n)	-	550
Net proceeds from issuance of mandatorily redeemable Series B Preferred Stock	100	-
Loan received	247	-
Convertible loan repayment	-	(760)
Repayment of license purchase obligation	(150)	(150)

Net cash provided by (used in) financing activities	197	(360)

Effect of exchange rate change on cash, cash equivalents and restricted cash	-	-

Change in cash, cash equivalents and restricted cash	(499)	(2,424)

Cash, cash equivalents and restricted cash at the beginning of the year	759	3,183

Cash, cash equivalents and restricted cash at the end of the year	$260	$759

Supplemental disclosure of non-cash investing and financing activities:
Ordinary shares issued through receipt of marketable securities (Note 13b)	$-	$765
Amount allocated to the repurchase right for existing right for future investment related to the 2016 Loan and the 2017 Loan – March 2019 Loan Amendment	$-	$(481)
Amounts that were allocated to the recognition of right for future investment - 2016 Loan – March 2019 Loan Amendment	$-	$256
Amounts that were allocated to the recognition of right for future investment - 2017 Loan – March 2019 Loan Amendment	$-	$386
Deemed dividends with respect to the repurchase of right for future investment – March 2019 Loan Amendment	$-	$104
Amount allocated to the repurchase right for existing right to future investment related to the 2016 Loan and the 2017 Loan – May 2019 Amendment	$-	$(152)
Amounts that were allocated to the right for future investment and warrants - 2016 Loan – May 2019 Amendment	$-	$381
Amounts that were allocated to the right for future investment and warrants - 2017 Loan – May 2019 Amendment	$-	$576
Deemed dividends with respect to the repurchase of right for future investment – May 2019 Amendment	$-	$81
Amount allocated to the 2016 Loan - March 2019 Loan Amendment	$-	$729
Amount allocated to the 2017 Loan - March 2019 Loan Amendment	$-	$1,037
Amount allocated to the 2016 Loan - May 2019 Amendment	$-	$634
Amount allocated to the 2017 Loan - May 2019 Amendment	$-	$922
Repayment of convertible loans through Common Stock	$-	$760
Deemed dividend due to exercise price adjustment of warrants as a result of certain down-round anti-dilution protection or price protection features included in the warrants	$-	$267
Sell of Cannabics’s shares through a broker	$-	$260
Amounts transferred from Series B Preferred Stock proceeds to restricted deposit held in escrow	$3,700	-
Investment in marketable securities - Bonus Shares	$13,851	-
Recognition of contingent obligation with respect to future revenues	$5,059	-
Issuance of mandatorily redeemable Series B Preferred Stock	$7,400	-
Settlement of mandatorily redeemable series B Preferred Stock through distribution of Bonus Shares	$7,604	-
Deemed dividend due to exercise price adjustment of warrants	$390	$-
Issuance of shares with respect to exercise of warrants	$17	$-
Transaction costs liability, see note 10	$350	$-
Release of escrow account – Bonus Shares	$3,700	$-

*)	Representing amount less than $1

The accompanying notes are an integral part of the consolidated Financial Statements.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.	Wize Pharma, Inc. (the “Company” or “Wize”) was incorporated in the State of Delaware.

Wize, through its wholly-owned Delaware subsidiary, Wize NC Inc. (“Wize NC”), and the wholly-owned subsidiary of Wize NC, OcuWize Ltd. (“OcuWize”), is a clinical-stage biopharmaceutical company currently focused on the treatment of ophthalmic disorders, including dry eye syndrome (“DES”).

Commencing August 30, 2016, Wize Pharma Ltd., a wholly owned subsidiary of the Company (“Wize Israel”) manages most of its activity through OcuWize Ltd. (“OcuWize”), a wholly owned Israeli subsidiary of Wize Israel, which manages and develops most of the Company’s activity under an existing license agreement. In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”), with Resdevco Research and Development Company Ltd. (“Resdevco”). Pursuant to the License Agreement, Resdevco granted to Wize Israel (and thereafter, to OcuWize) an exclusive license to develop in the United States, under the LO2A licensed technology, products in the field of ophthalmic disorders, to mutually agree upon a manufacturer and to purchase, market, sell and distribute LO2A in finished product form in the licensed territories in the field of ophthalmic disorders, see also note 5.

For discussion regarding the issuance of the Series B Preferred Stock (as described in Note 10 below) as a partial financing, concurrently with the recognition of an obligation with respect to 37% of future revenues of LO2A-based products (“LO2A Proceeds”) (if any) and the purchase of shares of Bonus BioGroup Ltd. (“Bonus”), classified as marketable equity securities that was completed in February 2020, see also Note 10.

On December 30, 2020, the Company entered into a Bid Implementation Agreement (as amended, the “Bid Agreement”) with Cosmos Capital Limited, a digital infrastructure provider based in Sydney, Australia (“Cosmos”). Pursuant to the Bid Agreement, the Company commenced an off-market takeover offer under applicable Australian laws (the “Offer”), whereby it offers 61.11 shares of common stock in exchange for each one outstanding share of Cosmos. Immediately following the Closing Date, and assuming all of the holders of Cosmos Shares accept the Offer, Cosmos shareholders are expected to own approximately 87.65% of the outstanding common stock of Wize, while Wize existing stockholders are expected to remain the owners of approximately 10.75% of the outstanding common stock of Wize, each on a fully diluted basis and including warrants to be issued to Wize’s financial advisor to the transaction.

Pursuant to the Bid Agreement, prior to the Closing Date, Wize will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with certain of Wize’s subsidiaries (the “Wize Subsidiaries”), a person designated by Wize prior to the Closing Date as the Holders’ Representative (as defined herein), and the Rights Agent (as defined therein). Pursuant to the CVR Agreement, at the Closing Date, each Wize pre-Closing securityholder will receive one non-transferable CVR for each outstanding share of common stock of Wize and for each share of common stock of Wize underlying other convertible securities and warrants, held as of 4:01 p.m. Eastern Time on the day immediately before the Effective Time (as defined in the CVR Agreement). See also note 10c.

b.	Going concern uncertainty and management plans:

The Company has not yet generated any material revenues from its current operations, and therefore is dependent upon external sources for financing its operations. As of December 31, 2020, the Company has an accumulated deficit of $39,218 and a total stockholders’ deficit of $4,148.

In addition, in each of the years ended December 31, 2020 and 2019, the Company reported losses and negative cash flows from operating activities.

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

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations through the sale of Bonus Shares (as hereinafter defined), and, to the extent available, short-term and long-term loans as well as equity financings. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations as a going concern.

Regarding the issuance, and subsequent redemption, of the Series B Preferred Stock concurrently with the transaction with Bonus in February 2020, see also Note 10.

Regarding the transaction with Cosmos on December 30, 2020, see note 10.

c.	Risk factors:

As of December 31, 2020, the Company had an accumulated deficit of $39,218 and a total stockholders’ deficit of $4,148. The Company has historically incurred net losses and is not able to determine whether or when it will become profitable, if ever. To date, the Company has not commercialized any products or generated any material revenues from product sales and accordingly it does not have a revenue stream to support its cost structure. The Company’s losses (other than financing related income and expenses) have resulted principally from costs incurred in development and discovery activities and general and administrative expenses.

The Company expects to continue to incur losses for the foreseeable future, and these losses will likely increase as it:

●	initiates and manages further development and clinical trials for LO2A;

●	seeks regulatory approvals for LO2A;

●	implements internal systems and infrastructures;

●	seeks to license additional technologies to develop;

●	pays royalties related to the License Agreement and in connection with the obligation with respect to future revenues;

●	hires management and other personnel;

●	moves towards commercialization; and

●	Risks related to the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent coronavirus (COVID-19) pandemic, including on our clinical trials, the demand for our products, our ability to operate and on overall economic conditions.

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

In light of the pending transaction with Bonus (see note 10), there are also risks relating to, among other things, the timing and anticipated completion of such transaction and whether the expected benefits of and potential value created by the transaction will materialize.

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

As applicable to the consolidated Financial Statements, the most significant estimates and assumptions relate to the going concern assumptions, determining the fair value of embedded and freestanding financial instruments related to convertible loans and rights to future investment as part of modification or the settlement of the convertible loans determining the fair value of the contingent obligation with respect to future revenues and whether modification of terms of financial instruments is considered substantial.

b.	Principles of consolidation:

The consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

c.	Functional currency:

The Company aims to direct its main operations in the United States market. In addition, the convertible loans were denominated in U.S. dollars. Similarly, the Company issued warrants eligible for exercise for the Company’s shares of Common Stock at an exercise price denominated in U.S. dollars and during January 2020 the Company completed the issuance of 7,500 Series B Non-Voting Redeemable Preferred Stock for a purchase price of $1 per share for total gross proceeds of $7,500. Also, the management believes the Company will raise funds through private investment rounds and / or from issuance of equity in dollar amounts by approaching the market in the United States. As a result, it was determined that the U.S dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional currency of the Company is the U.S. dollar. The Company maintains its books and records in local currency, which is NIS.

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

The following table presents data regarding the dollar exchange rate of relevant currencies:

	As of December 31,		% of change
	2020	2019	2020	2019

USD 1 = NIS	3.215	3.456	(6.9)	(7.8)

d.	Cash and cash equivalents:

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

	December 31	December 31
	2020	2019

Cash and cash equivalents	$247	$718
Restricted cash deposit	13	41
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$260	$759

e.	Restricted bank deposit:

Restricted bank deposit is a deposit with maturities of more than three months and up to one year. The restricted bank deposit was presented at its cost, including accrued interest and represents cash which is used as collateral for Wize Israel’s credit card used for certain corporate business expenses.

f.	Marketable equity securities:

The Company’s investment in marketable equity securities which is based on equity securities with readily determinable fair values was classified as financial instruments at fair value with any changes in fair value recognized periodically in earnings.

g.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following rates:

%

Computers and electronic equipment	33
Furniture and office equipment	10

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2020 and 2019, no impairment losses have been identified.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Severance pay:

Wize Israel has two employee as of December 31, 2020 and 2019. Wize Israel’s liability for severance pay is subject to Section 14 of Israel’s the Severance Compensation Act, 1963 (“Section 14”), pursuant to which all Wize Israel’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release Wize Israel from any future severance payments in respect of those employees. Wize Israel has made all of the required payments as of December 31, 2020 and 2019.

The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination.

The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

Severance expenses for the years ended December 31, 2020 and 2019 amounted to $16 and $17, respectively.

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

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. As of December 31, 2020 and 2019, no liability for unrecognized tax positions has been recognized.

l.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and restricted bank deposits. Cash and cash equivalents and restricted bank deposits are invested in banks in Israel and the U.S.

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

Issuance costs of convertible loan:

a.	Upon initial recognition, costs incurred in respect of obtaining financing through issuance of the 2016 Loan (or costs allocated to such component in a package issuance) were presented as a direct deduction from the amount of the 2016 Loan and in subsequent periods such costs (together with the discount created by BCFs if applicable) expensed as financing expenses over the contractual term of the 2016 Loan by using the effective interest method. Any such costs that were allocated to the derivative component were expensed as incurred.

b.	Upon initial recognition, costs incurred in respect of obtaining financing through issuance of the 2017 Loan (or costs allocated to such component in a package issuance) were presented as a deferred asset since the 2017 Loan was completely discounted at the initial recognition. In subsequent periods, such expenses were amortized ratably over the original term of the 2017 Loan.

Extinguishment of convertible loans:

Upon the final extinguishment of the convertible loans upon their maturity, the difference between the reacquisition price which consist of the cash paid, the fair value of instruments issued (shares and warrants) and the modification of loans and cancellation of existing financial instruments) and the carrying amounts of the convertible loans being extinguished was recognized as a gain or loss in the period of extinguishment.

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

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2020, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Legal costs incurred in connection with loss contingencies are expensed as incurred.

p.	Leases:

Effective January 1, 2019, the Company accounts for its leases under ASC 842, “Leases”. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company recognized $42 of operating lease right of use assets and operating lease liabilities at January 1, 2019. As of December 31, 2020 and 2019, total of right-of-use assets related to the Company’s operating leases and operating lease liabilities was $22.

The Company recorded an amortization of $20 in right of use assets and operating lease liabilities for the year ended December 31, 2020.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q.	Series A Warrants and December 2019 Warrants with Down-Round Protection:

Commencing January 1, 2018 and following the early adoption of Accounting Standard Update (“ASU”) No. 2017-11, “I. Accounting for certain financial instruments with Down Round Features” (ASU 2017-11), the Company disregards certain down-round features when assessing whether a financial instrument is indexed to its own stock, for purposes of determining liability or equity classification.

Based on its evaluation, management has determined that the Series A Warrants and warrants that were issued in October 2018 (the “October 2018 Warrants”) and in December 2019 (the “December 2019 Warrants”), as part of a private placement, as described in Note 13n, respectively, which include a down-round protection that would adjust the exercise price of the Series A Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, if that price is less than the original exercise price of the Series A Warrants, are eligible for equity classification.

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

Regarding a triggering event that required down-round adjustment of the exercise price of the warrants during 2020 and 2019, see Note 13p and 13q, respectively.

Modifications to the terms of warrants that are classified as equity and remains to be classified in equity after the modification, are accounted for in a similar manner to share-based compensation guidance with respect to modifications. Accordingly, the incremental fair value from the modification (the change in the fair value of the warrant before and after the modification) is recognized in retained earnings as a deemed dividend (e.g., dividends to a particular class of equity holders).

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

For the year ended December 31, 2020 and 2019, all outstanding warrants, stock options and other convertible instruments have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2020 and 2019, is as follows:

	Year ended December 31,
	2020	2019

Numerator:
Net loss	$(4,929)	$(3,450)
Add: Loss attributed to preferred stock (*)	$53	$136
Less: Deemed dividend with respect to exercise price adjustment of warrants (Note 13r)	$(390)	$-
Less: Deemed dividend with respect to right for future investment	$-	$(185)
Less: Deemed dividend due to down round adjustment	$-	$(267)

Net loss applicable to stockholders of Common Stock	$(5,266)	$(3,766)

Denominator:
Shares of Common Stock used in computing basic and diluted net loss per share	16,669,628	10,519,682
Net loss per share of Common Stock, basic and diluted	$(0.32)	$(0.36)

(*)	During the year ended December 31, 2018 the Company issued preferred A stock pursuant to the Purchase Agreement (as defined below). These shares of preferred stock are participating securities. During the years ended December 31, 2020 and 2019 there were no other potentially dilutive instruments.

	Year ended December 31,
	2020	2019

Number of shares:
Common shares used in computing basic and diluted loss per share	16,669,628	10,519,682

Preferred Stock and options excluded from the calculations of diluted loss per share	614,763	16,931,097

s.	Other comprehensive loss

The components of accumulated other comprehensive loss which resulted from foreign currency translation adjustment as of December 31, 2020 and 2019 were as follows:

Total accumulated other comprehensive income (loss)

Balance at December 31, 2020	$(73)

Balance at December 31, 2019	$(73)

t.	Stock-based compensation:

Stock-based compensation to employees is accounted for in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires estimation of the fair value of equity - based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period.

Stock-based compensation expense is recognized for the value of awards granted based on the accelerated method over the requisite service period of each of the awards, net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value of stock options granted to Wize Israel employees was estimated using the Black- Scholes option pricing model, which requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of the Company on a weekly basis since the marketability of Wize Israel is less than the expected option term. The expected option term represents the period that Wize Israel’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term.

The expected dividend yield assumption is based on Wize Israel’s historical experience and expectation of no future dividend payouts. Wize Israel has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

Following the adoption of ASU 2018-07 in January 2018, all equity-classified nonemployee share-based payment are accounted for in accordance with the provisions of ASC 718 and accordingly, awards granted during 2019 and 2020 were measured at grant-date fair value of the equity instruments that the Company is obligated to issue.

u.	Recent Accounting Pronouncements not adopted yet

1.	ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”)

On June 2016, the FASB issued ASU Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) ASU Update 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected.

On November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates,” which, among other provisions, the effective date of ASU 2016-13 was amended as follows

1. Public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (SRCs) as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

2. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

As the Company is eligible to be considered as smaller reporting company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted.

The Company is in the process of evaluating the effect that ASU 2016-13 will have on the results of operations and financial statements, if any.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

2.	ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and beneficial conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS).

The amendments in ASU 2020-06 are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

ASU 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

v.	Contingent obligation with respect to future revenues

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

The fair value of such liability was measured upon its initial recognition at its fair value, based on the difference between the fair value of the marketable securities received by the Company, less the amount of cash paid by the Company. In subsequent periods, the fair value of the liability for contingent payment obligation is based on management estimate. As of December 31, 2020, the Company revalued the liability to its fair value with the assistance of an external valuation specialist, pursuant to the Company’s estimations and assumptions.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company has determined that the inputs used in measuring the fair value of the contingent payment obligation fall within Level 3 in the fair value hierarchy which involves significant estimations and assumptions regarding any projected future proceeds from the LO2A, including, among others, the dry eye US market size in 2025 (USD 2.9 Billion), the maximum penetration rate of the product into the U.S. market - 12%, the patent expiration date (2038), the operational profit estimated rate - 26%, the probabilities for FDA phases approvals, and the risk-adjusted rate for discounting future cash flows - 20.3%.

The Company has determined that the inputs used in measuring the fair value of the contingent payment obligation fall within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including, among others, any projected future proceeds from the LO2A, the risk-adjusted rate for discounting future cash flows and other relevant assumptions, see Note 10.  Actual results could differ from the estimates made. Changes in fair value (including the component related to imputed interest), would be included in the consolidated statements of comprehensive loss as part of financial income (loss) under the heading “Changes in fair value of contingent payment obligation with respect to future revenues.”

w.	Mandatorily Redeemable Series B Preferred Stock

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

Upon initial recognition and in subsequent periods, the Company measured the fair value of the liability related to the Series B Preferred Stock based on the value of the Bonus Shares and the cash amount that the Company was required to transfer to the Series B investors upon the redemption of the Series B Preferred Stock. The difference between the amount received by the Company upon the issuance of the Series B Preferred Stock and their fair value as of that date was carried immediately to the consolidated statements of comprehensive loss as part of financial income (loss).

The issuance costs of the Series B Preferred Stock were recognized immediately as an expense during the three months ended March 31, 2020.

On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares to the (now former) holders of Series B Preferred Stock.

On November 29, 2020, Wize entered into an Addendum (the “Addendum”) with Bonus, whereby, among other things, Bonus agreed to issue to the Company additional ordinary shares of Bonus (the “Bonus Shares”, the total number of which consists of (i) the Milestone Settlement Shares, which, as defined in the Addendum, means Bonus Shares equal to the quotient obtained by dividing US$500 expressed in NIS (based on the exchange rate set in the Addendum) by NIS 0.50, and (ii) the HCW Settlement Shares, as defined in note 10a (together with the Milestone Settlement Shares, the “Settlement Shares”), which, as defined in the Addendum, means Bonus Shares equal to the quotient obtained by dividing US$350 expressed in NIS (based on the exchange rate set in the Addendum) by NIS 0.50. In consideration for the Settlement Shares, the Company agreed to make certain amendments to the Bonus Agreements, including the following key modifications: (i) the Company will waive the requirement that Bonus will affect the Nasdaq Listing and, in relation thereto, conduct the Milestone Closing, which means that US$3.7 million were released from an existing escrow account to Bonus, whereas the 28,413,000 Bonus Shares held in such escrow (the “Nasdaq Milestone Shares”) were released to the Company and to its former holders of Series B Preferred Stock (the “Former Series B Holders”); (ii) the Company will waive approximately US$120 in liquidated damages that accrued as a result of the delay in effecting the Nasdaq Listing; and (iii) Bonus agreed to extend the period for the Company to create, and cause its Israeli subsidiaries to create, certain first priority liens in favor of Bonus to secure obligations under the Bonus Exchange Agreement, including certain related negative covenants. The closing occurred on December 29, 2020. It should be noted that, in accordance with the obligations of the Company to the Former Series B Holders (see below), the Company has transferred 80% of the Milestone Settlement Shares and 80% of the Nasdaq Milestone Shares to such investors.

As of December 31, 2020, the entire balance of the Series B preferred stock was extinguished.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	MARKETABLE EQUITY SECURITIES

a.	The Company owned 52,249 ordinary shares of Can-Fite representing approximately 0.04% of Can-Fite’s issued and outstanding share capital as of December 31, 2019. As of December 31, 2019, the investment amounted to $6. During the year ended December 31, 2019 the Company recorded a loss of $26. During 2020 the Company sold all of its Can-Fite ordinary shares for net proceeds of approximately $3.

b.	As of December 31, 2019 the Company held 25,000 ordinary shares of Cannabics Pharmaceuticals, Inc. (“Cannabics”) representing less than 1% of its issued and outstanding share capital as of that day. As of December 31, 2019, the investment amounted to $3. During 2020 the Company sold all of its Cannabics ordinary shares for net proceeds of approximately $260.

During the fourth quarter of 2019, the Company sold 2,238,944 shares of Cannabics through a broker at the amount of $260 (see also Note 4) which were received as of the date of Financial Statements. The Company made a payment of $1 to the broker as a deposit for the Broker’s activity. During 2019 the Company recorded a loss of $501.

c.	The Company owns 18,822,533 ordinary shares of Bonus representing approximately 1.9% of Bonus’s issued and outstanding share capital as of December 31, 2020. As of December 31, 2020, the fair value of the investment, based on the quoted market price on TASE, amounts to $2,834 and is presented as Marketable equity securities in the accompanying consolidated balance sheet. During 2020 the Company recorded an income from sale of shares and revaluation of $1,197 with respect to this investment, see also Note 10.

NOTE 4:-	OTHER CURRENT ASSETS

	December 31,
	2020	2019

Prepaid expenses	$15	$92
Governmental authorities	41	26
Other receivable (Note 3c)	10	260

	$66	$378

NOTE 5:-	LICENSE AGREEMENT

In May 2015, Wize Israel entered into an Exclusive Distribution and Licensing Agreement (as amended, the “License Agreement”) with Resdevco Ltd. (“Resdevco”), whereby Resdevco granted to Wize Israel (and thereafter, to OcuWize) an exclusive license to purchase, market, sell and distribute a formula known as LO2A (“LO2A”) in the United States and China as well as a contingent right to do the same in other countries. LO2A is a drug developed for the treatment of DES, and other ophthalmological illnesses, including CCH and Sjögren’s. Pursuant to the LO2A License Agreement, Wize Israel is required to pay Resdevco royalties for sales in the licensed territories, payable on a semi-annual basis, subject to making certain minimum royalty payments as set forth in the LO2A License Agreement. In January 2020 and January 2021, the Company paid Resdevco royalties in the amount of $150.

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

On May 4, 2020, the Company and Resdevco entered into a further amendment to the License Agreement, whereby the parties agreed, among other things, that if (i) within 3 months after we receive a pre-Investigational New Drug (“IND”) with respect to the LO2A, or (ii) in case of proven inability to receive such Pre-IND as a direct result of the COVID-19, in both cases not later than December 31, 2021, we provide Resdevco with a written termination notice, the License Agreement shall be terminated immediately, and to the extent we exercise such termination right before the end of 2021, no minimum royalty fee shall be due for the year 2022.

As of the date of these Financial Statements, the Company had not received FDA approval for LO2A.

See Note 10 below regarding the Company’s contingent obligation for the payment of 37% of the future Lo2A proceeds.

As of December 31, 2020, the Company has recognized a liability of $250, representing the minimum commitment to pay royalties to Resdevco based on the upcoming January 2021 payment in an amount of $150 and an amount of $100 which represents a termination fee payable to Resdevco if the Company exercises its right to terminate the License Agreement.

As of December 31, 2020 and 2019, the current liability to pay future royalties amounts to $250 (for additional information and minimum royalties see also Note 6).

NOTE 6:-	LICENSE PURCHASE OBLIGATION

a.	In July 2017, Wize Israel and Resdevco amended the License Agreement pursuant to which the annual royalties amount of $475 were reduced to $150 for 2018 and 2019. In addition, If Wize Israel would have obtained an FDA marketing license during 2019, the Company was also required to pay Resdevco the remainder of the payment of 2019, however, such approval was not achieved in 2019. Consequently, during the third quarter of 2017 the Company has recognized an amount of $150 as an additional liability with respect to the 2018 minimum commitment, which was paid during the third quarter of 2018. In addition, during the third quarter of 2018 and 2019, the Company has recognized an amount of $150 as a liability in respect to the 2019 and 2020, respectively, minimum commitment. Such amount was reflected as an expense under research and development expenses in 2018 and 2019 as applicable. In February 2019, the Company and Resdevco agreed that the Company shall pay Resdevco minimum yearly payments of $150,000 per year through 2021, and thereafter annual payments of $475,000 per year, and shall pay Resdevco $650,000 within two years after receipt of FDA approval for eye drops utilizing the licensed technology.

b.	The following table details the repayment dates of the remaining Minimal Commitment on the financial liability and the balance in the consolidated Financial Statements:

	As of December 31,
	2020	2019
Repayment dates:
January 1, 2020	$-	$250
January 1, 2021 (see to Note 5)	250	-

Remaining balance	250	250

Current liability	250	250
Non-current liability	-	-

Total	$250	$250

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	ACCOUNTS PAYABLE

	December 31,
	2020	2019

Employees and payroll accruals	$475	$87
Liability to HCW, see Note 10	700	-
Accrued expenses	131	278
Trade payables	-	4

	$1,306	$369

NOTE 8:-	CONVERTIBLE LOANS

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

Rimon Gold was entitled, under certain circumstances, to demand repayment of the 2016 Loan subject to certain conditions. However, as described in note 8e below the convertible loan was extinguished in November 2019.

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

Under the 2017 Loan Agreement, each of the 2017 Lenders had the right, at its sole discretion, to convert any outstanding portion of the 2017 Loan, but no less than NIS 100,000 (approximately $28 according to an exchange rate at 2017 loan originate date), that the lender provided to Wize Israel (each such portion converted into Wize Israel ordinary shares at a conversion price per share equal to the lower of (1) NIS 24 (approximately $6.72) and (2) the lowest price per share of Wize Israel in any offering made by Wize Israel following the date of the 2017 Loan Agreement and through the date of such requested conversion, subject to adjustments for stock splits and similar events set forth in the 2017 Loan Agreement (the “2017 Loan Conversion Price”). As a result of the private placement agreement, dated June 23, 2017 between Wize Israel, and certain investors (see also Note 12b to the 2018 consolidated Financial Statements), the 2017 Loan Conversion Price for Rimon Gold, Fisher and Ridge was adjusted to NIS 16.8 (approximately $4.80), and as a result of the Merger, the 2017 Loan Conversion Price of NIS16.8 (approximately $4.8) was adjusted in accordance with the Exchange Ratio to NIS 4.05 (approximately $1.15).

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

The 2017 Loan amendment was accounted for as an extinguishment.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

b.	2018 Loan Amendment

In connection with the Purchase Agreement (as defined below), on October 19, 2018, the Company and Wize Israel entered into an amendment to the convertible loans outstanding as of that date (the “2018 Loan Amendment”). Pursuant to the 2018 Loan Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement, was amended to be the earliest of (a) 90 days following the date that the registration statement the Company will file under the registration rights agreement dated October 22, 2018 (the “Registration Rights Agreement”) covering the resale of all Common Stock, issued pursuant to the Purchase Agreement, and issuable upon conversion of the Series A Preferred Stock and exercise of the Series A Warrants, are registered for resale for investors who are not a party to the 2018 Loan Amendment, (b) 90 days following the date on which all securities issued to investors under the Purchase Agreement are no longer deemed registrable securities under the Registration Rights Agreement, and (c) one year following the closing under the Purchase Agreement. In addition, pursuant to the 2018 Loan Amendment, the expiration date of the Investment Rights under the 2016 Loan Agreement and the 2017 Loan Agreement was amended to be 180 days after the Loan Agreements maturity date.

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

On March 4, 2019, the Company and Wize Israel entered into another amendment to convertible loan agreements (the “March 2019 Amendment”) with Rimon Gold, Ridge and Fisher. Pursuant to the March 2019 Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement were extended to May 31, 2019 from March 4, 2019. The parties also agreed that Rimon Gold’s, Ridge’s and Fisher’s remaining 2016 Investment Rights (as of that date) under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and the expiration date of Rimon Gold’s, Ridge’s and Fisher’s remaining 2017 Investment Rights (as of that date) under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from June 30, 2019 to November 30, 2019.

The March 2019 Amendment was accounted for as an extinguishment on March 4, 2019. Until that date, the 2017 Loan and the 2016 Loan were being accounted for under the terms of the 2018 Loan Amendment discussed above.

According to ASC 470-50, each of the modified financial instruments were measured at fair value on the extinguishment date. Then, the Reacquisition Price was allocated to the original financial instruments included in the 2017 Loan and 2016 Loan, as applicable, based on the relative fair value of such financial instruments as of the date of the extinguishment. As a result, an aggregate amount of $986 was allocated to the 2016 Loan and its related right to future investment and an aggregate amount of $1,423 was allocated to the 2017 Loan and its right to future investment.

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

On May 31, 2019, the Company and Wize Israel entered into an additional extension to convertible loan agreements (the “May 2019 Amendment”) with Rimon Gold, Noam Danenberg and Fisher. Pursuant to the May 2019 Amendment, the maturity date under the (i) 2016 Loan Agreement, and (ii) 2017 Loan Agreement was extended to November 30, 2019 from May 31, 2019 (as previously described under the March 2019 Amendment). The parties also agreed that the expiration date of Rimon Gold’s, Mr. Danenberg’s and Fisher’s remaining 2016 Investment Rights (as of that date) under the 2016 Loan Agreement to invest up to $512.8, in the aggregate, at $1.308 per share, and Rimon Gold’s, Mr. Danenberg’s and Fisher’s remaining 2017 Investment Rights (as of that date) under the 2017 Loan Agreement to invest up to $663.4, in the aggregate, at $1.332 per share, be extended from November 30, 2019 to May 31, 2021. As consideration for extending the maturity date of the loans, the Company issued to Rimon Gold, Mr. Danenberg (through Mobigo, his wholly owned company), and Fisher two-year warrants to purchase an aggregate of 868,034 shares of Common Stock at a fixed price of $1.10 per share.

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

Effective November 29, 2019, the Company and Wize Israel entered into an amendment to convertible loan agreements (the “November 2019 Amendment”) with Rimon Gold, Mobigo and Fisher.

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

The December 2019 Warrants have a term of five years and will be exercisable five days following the public announcement of positive clinical data results for LO2A. In addition, the parties agreed that effective December 13, 2019, the exercise price or conversion price of all other convertible securities (rights for future investment) previously issued to Rimon Gold, Mobigo, and Fisher in connection with the loans (the “Existing Convertible Securities”) shall be adjusted to $0.27 per share and that the aggregate number of shares of Common Stock issuable upon exercise or conversion of a lender’s Existing Convertible Securities shall be reduced in accordance with the percent of such lender’s conversion of its outstanding loan. In addition, it was agreed that in any case when the exercise price of the October 2018 Warrants is reduced as a result of dilutive issuance to an exercise price lower than the exercise or conversion price of the Investment Rights granted under the Loan Agreements, than the exercise or conversion price of the Investment Rights shall be reduced to the new October 2018 Warrants exercise price (“New Exercise Price”). As of December 31, 2019, the New Exercise Price of such Investment Rights was $0.16. See Note 13n regarding the modification of the exercise price of such warrants and their exercise into ordinary shares.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	CONVERTIBLE LOANS (Cont.)

e.	November 2019 Amendment

The below table describes the roll forward of 2017 Loan and 2016 Loan for the year ended December 31, 2019:

December 31,
2019

Opening balance (including accrued interest)	$2,635
Amortization of premium related to convertible loans prior to 2018 modification	-
Amortization of premium related to convertible loans following 2018 modification	(641)
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments – March 2019 modification	(1,873)
Accrued interest on 2017 Loan and 2016 Loan	45
Amount allocated to 2016 Loan and 2017 Loan based on modified terms – March 2019 modification	1,767
Amortization of premium related to convertible loans following March 2019 modifications	(413)
Derecognition of carrying amount of 2016 Loan and 2017 Loan upon extinguishments – May 2019 extension	(1,353)
Amount allocated to 2016 Loan and 2017 Loan based on modified terms – May 2019 extension	1,556
Amortization of premium related to convertible loans – May 2019 extension	(203)
November 2019 repayment in cash and Common Stock	(1,520)

Ending balance	$-

NOTE 9:-	SHORT TERM LOAN PAYABLE

On July 15, 2020, OcuWize entered into a loan agreement with Bank Hapoalim (the “Bank”), whereby the Bank extended a loan in the principal amount of NIS 850 (approximately $247) (the “2020 Loan”), which is presented as a short term loan payable in the consolidated balance sheet. The 2020 Loan bears interest at an annual rate of 5.45%, which is paid in monthly payments. The 2020 Loan has a maturity date of January 15, 2021. In order to secure its obligations and performance pursuant to the 2020 Loan, OcuWize recorded a pledge in favor of the Bank and agreed that at all times, the value of all the assets in the OcuWize bank account will not be less than NIS 1,700 (approximately $496). In order to satisfy this requirement, the Company loaned to OcuWize a portion of the Bonus Shares held by it. The 2020 Loan including interest was fully paid on January 14, 2021.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	SIGNIFICANT TRANSACTIONS

a.	The Bonus/LO2A Transaction:

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

In addition, pursuant to the Bonus Purchase Agreement, the Company agreed to purchase 51,282,000 ordinary shares of Bonus (the “PIPE Shares”, and together with the LO2A Shares, the “Bonus Shares”), for an aggregate purchase price of $7,400 in cash, which funds were deposited directly into an escrow account (the “Bonus Escrow Account”), of which (i) $500 was paid to Bonus as an advance promptly following execution of the Bonus Purchase Agreement, (ii) $3,200 was released to Bonus concurrently with the closing of the transactions contemplated by the Bonus Agreements in exchange for 50% of the PIPE Shares and (iii) $3,700 was released to Bonus upon the Milestone Closing (as defined in the Bonus Purchase Agreement), in exchange for the remaining 50% of the PIPE Shares that were issued by Bonus and deposited into the escrow at the closing. The Company’s obligation to consummate the Milestone Closing is conditioned upon the satisfaction by Bonus of certain conditions, including the listing of its ordinary shares (or, if an ADR Program is to be implemented by Bonus, the American Depositary Shares representing such ordinary shares) on the Nasdaq Capital Market (or another superior tier of the Nasdaq market) (the “Nasdaq Listing”).

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

Regarding the release of the remaining escrow amount of $3,700 to the Series B investors upon settlement agreement between the parties, see below.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	SIGNIFICANT TRANSACTIONS (Cont.)

a.	The Bonus/LO2A Transaction:

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

As the Bonus Shares represent marketable securities with readily determinable fair value, Bonus shares issued to the Company were recognized upon initial recognition based on their quoted price (less applicable non-marketability discount) as of the date of the completion of the Bonus Agreements at an aggregate amount of $8,759. The difference between the fair value of Bonus shares and the amount of cash that was transferred directly to Bonus from an escrow account was recognized as financial liability, representing the Company’s obligation to Bonus with respect to the LO2A Proceeds in an amount of $5,059 (see Note 2v).

On November 29, 2020, the Company entered into an Addendum (the “Addendum”) with Bonus, whereby the parties agreed to amend certain provisions of the Bonus Agreements. Under the Addendum, at the Closing, Bonus will issue to the Company ordinary shares of Bonus (the “Bonus Shares”), the total number of which consists of (i) the Milestone Settlement Shares, which, as defined in the Addendum, means Bonus Shares equal to the quotient obtained by dividing $500 expressed in NIS (based on the exchange rate set in the Addendum) by NIS 0.50, and (ii) the HCW Settlement Shares (together with the Milestone Settlement Shares, the “Settlement Shares”), which, as defined in the Addendum, means Bonus Shares equal to the quotient obtained by dividing $350 expressed in NIS (based on the exchange rate set in the Addendum) by NIS 0.50.

In consideration for the Settlement Shares, the Company agreed to make certain amendments to the Bonus Agreements, including the following key modifications: (i) the Company will waive the requirement that Bonus will effect the Nasdaq Listing and, in relation thereto, conduct the Milestone Closing (as defined in the Bonus Agreements), which means that, at the Closing, $3.7 million will be released from an existing escrow account to Bonus, whereas the 28,413,000 Bonus Shares held in such escrow (the “Nasdaq Milestone Shares”) will be released to the Company (20% of the shares) and to the Company’s former holders of Series B Preferred Stock (the “Former Series B Holders”); (ii) the Company will waive approximately $120 in liquidated damages that accrued as a result of the delay in effecting the Nasdaq Listing; and (iii) Bonus agreed to extend the period for the Company to create, and cause its Israeli subsidiaries to create, certain first priority liens in favor of Bonus to secure the Company’s obligations under the Bonus Exchange Agreement, including certain related negative covenants.

The Closing was subject to customary conditions, including obtaining the approval of the Tel-Aviv Stock Exchange (“TASE”), and occurred on December 30, 2020. It should be noted that, in accordance with the Securities Purchase Agreement, dated January 9, 2020 (as amended), by and among the Company and the Former Series B Holders, the Company was required to transfer 80% of the Milestone Settlement Shares and 80% of the Nasdaq Milestone Shares to such investors.

In addition, during the period from completion of the Bonus Agreements (February 19, 2020) and through December 31, 2020, the Company recognized financial income from both sales of Bonus marketable securities and revaluation of its remaining investment in Bonus marketable securities as of December 31, 2020, in an amount of $1,197 due to the change in the quoted market price of these shares on TASE. Such amount was presented as part of financial expenses, net.

During the year ended December 31, 2020, the Company received cash proceeds of $821 from sales of 5,871,260 of Bonus Shares, which are marketable securities.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	SIGNIFICANT TRANSACTIONS (Cont.)

b.	The Mandatorily Redeemable Series B Investment:

In order to finance the transactions contemplated by the Bonus Purchase Agreement, on January 9, 2020, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors.

Pursuant to the Series B Purchase Agreement, the Company agreed to sell to the investors, and the investors agreed to purchase from the Company, in a private placement, an aggregate of 7,500 shares of newly created Series B Non-Voting Redeemable Preferred Stock, par value $0.001 per share, of the Company (“Series B Preferred Stock”) for a purchase price of $1.00 per share, for aggregate gross proceeds under the Series B Purchase Agreement of $7,500, which funds were deposited into an escrow account, of which (i) $500 was to be paid to the Bonus Escrow Account and $100 was paid directly to the Company to cover certain of its transactions expenses, in each case, promptly following the execution of the Series B Purchase Agreement, and (ii) the remaining $6,900 was to be released to the Bonus Escrow Account upon the closing of the transactions contemplated by the Series B Purchase Agreement (of which, as described above, $3,200 was to be released upon the earlier of the Milestone Closing or upon written consent of the holders of at least a majority of the Series B Preferred Stock).

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

However, until the completion of the Nasdaq Listing, an amount of $3,700 was required to remain in an escrow account and, upon the failure of such listing by Bonus by the Milestone End Date, such amount shall be required to be released in its entirety to the Series B investors. This escrow account of $3,700 was presented as restricted deposit in the Company’ consolidated balance sheet commencing upon the closing of the transaction and until December 29, 2020, following the Addendum with Bonus described in Note 10a above, and the same amount was reflected as part of the liability with respect to the mandatorily redeemable series B preferred Stock.

As of the completion date (February 19, 2020), the Company recognized a liability in light of its obligation to redeem the Series B Preferred Stock at its fair value in an amount of $10,707, representing the sum of the remaining escrow amount of $3,700 (which, in case the Milestone Closing will not be met, will be paid to the Series B investors) and 80% of the Company’s investment in Bonus marketable shares, see Note 3.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	SIGNIFICANT TRANSACTIONS (Cont.)

The difference between the amount of the liability recognized with respect to the Series B Preferred Stock ($10,707) and the cash amount actually invested by such preferred stock investors ($7,500), amounting to $3,207 was recognized immediately as financial expense, net upon the completion of the Bonus agreement and the Series B Purchase Agreement, within financial income (loss), net.

In addition, from the date of the completion of the Bonus agreements and until the redemption, the Company recognized a loss in an amount of $597, net due to the revaluation of the mandatorily redeemable Series B Preferred Stock liability.

On July 8, 2020, the Company elected to redeem all of the Series B Preferred Stock. As a result, the Company distributed 68,191,200 Bonus Shares representing an amount of $6,597 to the holders of Series B Preferred Stock representing 80% of the Bonus shares then held by the Company. As a result of such distribution, as of the date of these financial statements, the Company owns the remaining 18,822,533 Bonus Shares, representing approximately 1.61% of the outstanding shares of Bonus.

As discussed above, on November 29, 2020, the Company entered into an Addendum (the “Addendum”) with Bonus, whereby, among other things, Bonus agreed to issue to the Company’s ordinary shares of Bonus (the “Bonus Shares”), the total number of which consists of (i) the Milestone Settlement Shares, which, as defined in the Addendum, means Bonus Shares equal to the quotient obtained by dividing US$500 expressed in NIS (based on the exchange rate set in the Addendum) by NIS 0.50, and (ii) the HCW Settlement Shares (together with the Milestone Settlement Shares, the “Settlement Shares”), which, as defined in the Addendum, means Bonus Shares equal to the quotient obtained by dividing US$350 expressed in NIS (based on the exchange rate set in the Addendum) by NIS 0.50. In consideration for the Settlement Shares, the Company agreed to make certain amendments to the Bonus Agreements, including the following key modifications: (i) the Company will waive the requirement that Bonus will effect the Nasdaq Listing and, in relation thereto, conduct the Milestone Closing, which means that US$3.7 million were released from an existing escrow account to Bonus, whereas the 28,413,000 Bonus Shares held in such escrow (the “Nasdaq Milestone Shares”) were released to the Company and to its former holders of Series B Preferred Stock (the “Former Series B Holders”); (ii) the Company will waive approximately US$120 in liquidated damages that accrued as a result of the delay in effecting the Nasdaq Listing; and (iii) Bonus agreed to extend the period for the Company to create, and cause its Israeli subsidiaries to create, certain first priority liens in favor of Bonus to secure obligations under the Bonus Exchange Agreement, including certain related negative covenants. The closing occurred on December 29, 2020. It should be noted that, in accordance with the obligations of the Company to the Former Series B Holders (see below), the Company has transferred 80% of the Milestone Settlement Shares and 80% of the Nasdaq Milestone Shares to such investors. As a result of the transactions above, the Company redeemed all of the outstanding shares of Series B Preferred Stock, and had satisfied its obligation under the Series B Preferred Stock.

As a result of the Bonus transaction, the company received an aggregate amount of 119,294,300 Bonus shares, out of which a total number of 93,576,800 Bonus shares were distributes to the holders of Series B Preferred Stock.

The below table describes the roll forward of Mandatorily Redeemable Series B liability for the year ended December 31, 2020:

December 31,
2020

Opening balance	$-
Series B Preferred Stock issued	(7,500)
Loss from initial recognition of mandatorily redeemable Series B Preferred Stock at fair value	(3,207)
Revaluation of mandatorily redeemable Series B Preferred Stock	(597)
Redemption of mandatorily redeemable Series B Preferred Stock with Bonus Shares	7,604
Extinguishment of mandatorily redeemable Series B Preferred Stock by release of escrow account	3,700

Ending balance	$-

c.	The Cosmos Transaction:

On December 30, 2020, the Company or “Wize”, entered into a Bid Implementation Agreement (the “Bid Agreement”) with Cosmos Capital Limited, a digital infrastructure provider based in Sydney, Australia (“Cosmos”), whereby the parties agreed that the Company would commence an off-market takeover offer under applicable Australian laws (the “Offer”) to acquire all of the outstanding shares of Cosmos in exchange for common shares of the Company. For more information, about the Cosmos transaction, CVR agreement and PIPE Agreements, see Note 16 below.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	TAXES ON INCOME

a.	Tax rates applicable to the Company:

On December 22, 2017, the Tax Cuts and Jobs Act was enacted and made key changes to US tax law which include (i) establish a flat corporate income tax rate of 21% to replace previous rates that ranged from 15% to 39% and eliminates the corporate alternative minimum tax; (ii) create a territorial tax system rather than a worldwide system, which will generally allow companies to repatriate future foreign source earnings without incurring additional US taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries; (iii) subject certain foreign earnings on which US income tax is currently deferred to a one-time transition tax; (iv) create a “minimum tax” on certain foreign earnings and a new base erosion anti-abuse tax that subjects certain payments made by a US company to a related foreign company to additional taxes; (v) create an incentive for US companies to sell, lease or license goods and services abroad by effectively taxing them at a reduced rate; (vi) reduce the maximum deduction for Net Operating Loss (“NOL”) carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, allows any NOLs generated in tax years beginning after December 31, 2017 to be carried forward indefinitely and generally repeals carrybacks;

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

The Company has calculated an estimate of the impact of the Tax Act in our year-end income tax provision in accordance with our understanding of the Tax Act and guidance available as of December 31, 2020. The provisional amount related to the re-measurement of the Company’s net U.S. deferred tax asset, based on the rate at which they are now expected to reverse in the future, considered immaterial, but which was fully and equally offset by a corresponding reduction in the Company’s valuation allowance. The effect of the change in federal corporate tax rate from 39% to 21% is subject to change based on resolution of estimates used in determining the amounts of deferred tax assets and liabilities that were re-measured.

b.	Tax rates applicable to Wize Israel and OcuWize:

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), a reduction of the corporate tax rate in 2017 from 25% to 24%, and in 2018 and thereafter from 24% to 23%.

Accordingly, taxable income of the Israeli Subsidiary is subject to the Israeli Corporate tax rate,which was 23% in 2020 and 2019.

c.	Net operating loss carry forward:

As of December 31, 2020, the Company has NOL carry forwards for federal income tax purposes of approximately $7,570.  The application of the NOL carry forwards is limited due to IRC section 382 limitation. The annual NOL carry forward (pre-merger, approximately $4,784) is limited to $10.965 per year. The balance as of December 31, 2020 of the NOL carry forwards of approximately $4,786 is available in full.

As of December 31, 2020, the Company’s subsidiaries, Wize Israel and OcuWize have accumulated losses for tax purposes in the amount of approximately $5,476 and $5,366 respectively, which may be carried forward and offset against taxable income in the future for an indefinite period in Israel.

d.	As of December 31, 2020, Wize Israel’s 2011 tax assessment was considered final. OcuWize has not received final tax assessment since its inception.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-	TAXES ON INCOME (Cont.)

e.	Loss before taxes on income consists of the following:

	December 31,
	2020	2019

Domestic	$(1,318)	$(1,709)
Foreign (*)	(10,842)	(9,613)
	$(12,160)	$(11,322)

(*)	Relates to Wize Israel and OcuWize.

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Operating loss carry forwards	$2,899	$2,974
Reserves and allowances	5	6
Research and development	261	128

Net deferred tax asset before valuation allowance	3,165	3,108
Valuation allowance	(3,165)	(3,108)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and NOLs are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2020 and 2019.

g.	Below is the reconciliation between the “theoretical” income tax expense or benefit, assuming that all the income was taxed at the regular tax rate applicable to companies in Israel and the taxes recorded in the statements of comprehensive loss in the reporting year:

	Year ended December 31,
	2020	2019

Loss before taxes on income, as reported in the statements of comprehensive loss	(4,929)	(3,450)

Theoretical tax benefit on this loss	1,035	725
Expenses not deductible for tax purposes	(52)	(86)
Increase in taxes resulting mainly from taxable losses in the reported year for which no net deferred tax assets were recognized	(983)	(639)

Tax benefit	-	-

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	COMMITMENTS AND CONTINGENCIES

Agreements:

1.	Starting November 22, 2020, the Company rents its offices from a third party for a rental monthly fee of $2. The rent period is for a period of 12 months.

2.	For the Company’s engagement in a License Agreement to market a drug and amendment to such an agreement, see also Notes 5 and 6 above.

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

The Vendor introduced Wize Israel and the Company to the Chinese Distributor (see also Note 5). During the period commencing the Effective Date and ending December 31, 2019 and 2020, the Vendor has not earned any royalties, and the Company has no obligation to pay any royalties.

4.	For discussion regarding Bonus transaction, see Note 10 above.

NOTE 13:-	STOCKHOLDERS’ EQUITY

a.	The Common Stock confers upon their holders the right to participate and vote in general shareholder meetings of the Company and to share in the distribution of dividends, if any, declared by the Company, and rights to receive a distribution of assets upon liquidation.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	STOCKHOLDERS’ EQUITY (Cont.)

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

On March 1, 2019, the Company’s joint venture agreement with Cannabics became effective. Pursuant to the terms of the agreement, the Company issued to Cannabics 900,000 shares of its Common Stock and Cannabics issued to the Company 2,263,944 shares of Cannabics’ common stock, which represented a holding percentage less than 5 percent of Cannabic’s then outstanding share capital. The joint venture currently has no assets or liabilities and has not started conducting any of its planned operations.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

As a result of the share issuance, the Company recorded an amount of $765 as an increase to Common Stock (at par value) and additional paid-in capital with a corresponding amount of $765 as an investment in marketable securities. Such amount was based on the fair value of Cannabics’ shares as of the date at which the agreement became effective. The investment in marketable securities was remeasured in subsequent periods at fair value with changes carried to profit or loss. During the year ended December 31, 2019 the Company recognized loss of $501 due to the change in fair value from March 1, 2019 to December 31, 2019.

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

d.

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

e.	On April 23, 2019, the Company’s Board appointed Mark Sieczkarek as the Company’s Chairman of the Board (the “Chairman Appointment”).

f.	On July 18, 2019, the Company issued to a consultant, 6,945 shares of Common Stock in exchange for its services provided in the three months ended September 30, 2019. The Company recognized an amount of $3 in the year ended December 31, 2019.

g.	On August 20, 2019, the Company issued to a consultant, 45,000 shares of Common Stock in exchange for its services provided in 2019. The Company recognized an amount of $18 in the year ended December 31, 2019.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	STOCKHOLDERS’ EQUITY (Cont.)

h.

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

Total value of the options granted is $29, which is recorded quarterly over the vesting period. The total value of the share based expense related to the RSU is $185, which is being recognized ratably over the vesting period.

On August 11, 2020, the Company’s Board of Directors approved the equity grant of 150,000 restricted stock units vesting quarterly over a period of two years to the Chairman of the Board of Directors of the Company, see also note 13p below.

On January 6, 2020, April 15, 2020, July 1, 2020 and October 1, 2020 the Company issued 25,300, 25,300, 25,300 and 44,050, respectively, shares to the Chairman pursuant to the agreement above following the vesting of certain portions of the RSUs.

The Company recognized $46 during the year ended December 31, 2020 as a share-based expense in connection to the RSU’s and options granted.

i.	In April 2019, Mr. Danenberg purchased directly from Ridge all Ridge’s rights under the second convertible loan agreement.

j.

On May 14, 2019, the Company issued to a consultant, 135,000 shares of restricted Common Stock which is due and issuable according to the following schedule: 25% as of May 1, 2019 and additional 25% every quarter following May 1, 2019. The aggregate fair value of these shares of RSUs at grant date issued was $106, and is being recognized over a period of 1 year following May 1, 2019.

The Company recognized $104 and $2 during the years ended December 31, 2019 and 2020, respectively as a share-based expense in connection to the RSU’s.

k.	On May 15, 2019, the Company granted to a consultant, 10,000 fully vested RSUs. The Company determined the fair value of the RSUs to be the quoted market price of the Company’s Common Stock on the date of issuance. The aggregate fair value of these RSUs issued at grant date was $5, and was recognized during the year ended December 31, 2019.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	STOCKHOLDERS’ EQUITY (Cont.)

l.	On May 19, 2019, the Company granted to one of its directors certain options exercisable into 30,000 shares of Common Stock with an exercise price of $0.58 per share. The options will vest monthly over a period of six (6) months. The Company recognized $13 of share-based compensation expense during year ended December 31, 2019.

m.	On December 13, 2019, the Company issued to Rimon Gold, Mobigo, and Fisher an aggregate of 2,816,196 shares of Common Stock as part of the extinguishment of the loans, see also Note 8e.

n.

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

On December 2019, the December 2019 Warrants exercise price was reduced to $0.16 due to the triggering of certain down-round anti-dilution protection or price protection features included in the original terms of these warrants. The difference between the fair value of the warrants and the incremental fair value resulting from the triggering of the above mentioned features was recognized as a deemed dividend and as an increase of the loss applicable to common stockholders in an amount of $15. See also note 13p and 13q below.

o.	On August 11, 2020, the Company’s Board of Directors approved the following equity grants: (i) 150,000 restricted stock units vesting quarterly over a period of two years to the Chairman of the Board of Directors of the Company and (ii) 100,000 restricted stock units vesting quarterly over a period of two years to each of the other three non-executive directors. The aggregate fair value of these shares of RSUs at grant date issued was $73, and is being recognized over a period of 2 years following August 11, 2020. The Company recognized $34 during the year ended December 31, 2020, as a share-based expense in connection to the RSU’s.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	STOCKHOLDERS’ EQUITY (Cont.)

p.

On December 8, 2020, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders (the “Series A Holders”) of 3,000,000 Series A Warrants.

Pursuant to the terms of the Exchange Agreements, the Holders agreed to surrender their Warrants for cancellation and received, as consideration for such cancellation, an aggregate of 3,000,000 shares of common stock. The securities issued pursuant to the foregoing are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering and the warrant holders are accredited investors. The difference between the fair value of the warrants before the exchange and the fair value of the shares was recognized as a deemed dividend and as an increase of the loss applicable to common stockholders in an amount of $63.

q.

On December 24, 2020, the Company entered into an agreement (the “Agreement”) with certain holders (the “Series A Holders”) representing a majority of the Series A Warrants. Pursuant to the terms of the Agreement, the Company and Series A Holders mutually agreed that the Company would voluntarily reduce the exercise price of the Warrants to $0.001 per share until January 7, 2021, after which such exercise price shall revert back to $0.16 per share.

As a result of the adjustment to the exercise price of the Series A Warrants, the exercise price of the warrants issued in November 2017 (the “2017 Warrants”), the placement agent warrants issued in October 2018 (the “2018 Placement Agent Warrants”), the warrants issued to certain lenders in May 2019 (the “May 2019 Warrants”), the warrants issued to certain lenders in November 2019 (the “November 2019 Warrants”), the warrants issued to certain purchasers from the private placement in December 2019 (the “December 2019 Warrants”) and certain investment rights issued on January 2017 (the “Investment Rights”) were also adjusted to reflect a reduced exercise price of $0.001 per share (collectively, the “Warrant Adjustments”). As a result of the Warrant Adjustments, on December 29, 2020 an aggregate of 13,332,654 shares of common stock were issued as a result of the exercise of such warrants, each on a cashless basis. Among others, such warrant exercises also included warrants beneficially owned by our Chief Executive Officer, Noam Dannenberg. The difference between the fair value of the warrants before and after the adjustment was recognized as a deemed dividend and as an increase of the loss applicable to common stockholders in an amount of $327.

r.	Stock based-compensation:

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

As of December 31, 2020, the Company has 40,474 shares of Common Stock available for future grant under the 2012 Plan. As of December 31, 2020, under the 2012 Plan, the Company had options exercisable into 4,896 shares of Common Stock outstanding and exercisable.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	STOCKHOLDERS’ EQUITY (Cont.)

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

As of December 31, 2020, the Company has 2,184,813 shares of Common Stock available for future grant under the 2018 Plan.

Through December 31, 2020, 290,222 options to directors, officers and consultants are outstanding.

Grants under the 2018 Plan

1.	On April 4, 2018, the Company granted to its officers, directors and a consultant options exercisable into 229,500 shares of Common Stock with an exercise price of $3.59 per share. The options will vest quarterly over a period of 36 months. The Company recognized $51 and $154 during the year ended December 31, 2020 and 2019, respectively.

2.	Stock-based compensation: On March 31, 2019, the Company’s Board approved the following:

1.	To grant to each of Company’s four directors 100,000 RSUs. The RSUs will vest quarterly over a period of 24 months.

2.	To grant to each its officers (Company’s Chief executive officer and to Company’s Chief financial officer) 140,000 RSU’s. The RSU’s will vest quarterly over a period of 24 months.

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

The Company recognized $132 and $337 during the year ended December 31, 2020 and 2019 respectively.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	STOCKHOLDERS’ EQUITY (Cont.)

3.	On April 18, 2019, the Company granted to its employee, 21,600 options exercisable into 21,600 shares of Common Stock at an exercise price of $0.75 per share of Common Stock. The options began vesting quarterly over a period of 36 months commencing April 18, 2019. The Company recognized $2 during the year ended December 31, 2019 as a share-based expense. The total value of the share based expense is $10, which is recorded quarterly over the vesting period. Since the Company has terminated its employment agreement in December 2019, as of December 31, 2020, all of the options were forfeited.

Transactions related to the grant of options to employees and directors under the 2012 Plan during the year ended December 31, 2020 and 2019, were as follows:

	Year Ended December 31, 2020
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of year	4,896	$190.7	3.86
Granted	-	-	-
Forfeited	(544)	$216	-

Options outstanding and exercisable at end of year	4,352	$81.81	3.32

	Year Ended December 31, 2019
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of year	4,896	$190.7	3.86
Granted	-	-	-

Options outstanding and exercisable at end of year	4,896	$190.7	2.86

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 13:-	STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees and directors under the 2018 Plan during the year ended December 31, 2020 and 2019, were as follows:

	Year Ended December 31, 2020
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2019	352,072	$2.91	5.72
Granted	-	-	-
Forfeited	(61,850)	$2.97	-

Options outstanding as of December 31, 2020	290,222	$2.64	5.84

Options exercisable as of December 31, 2020	255,459	$2.56	5.82

	Year Ended December 31, 2019
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding as of December 31, 2018	255,000	$3.68	5.55
Granted	153,822	1.55	7
Forfeited	(56,750)	2.69	-

Options outstanding as of December 31, 2019	352,072	$2.91	5.72

Options exercisable as of December 31, 2019	181,799	$2.75	5.72

At December 31, 2020, there was $3 of total unrecognized compensation cost related to non-vested option grants that is expected to be recognized over a weighted-average period of 0.5 years. The intrinsic value of options outstanding and exercisable at December 31, 2020 was not significant.

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

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 14:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative expenses:

	Year ended December 31,
	2020	2019

Overseas travel	$-	$103
Stock-based compensation	246	688
Rent and office maintenance	51	49
Payroll and benefits	834	470
Professional services and consultation	517	953
Taxes and tolls	67	24
Director salary and insurance	177	183
Others	116	208

	$2,008	$2,678

b.	Financial expense, net:

	Year ended December 31,
	2020	2019

Financial income:
Income from sale and revaluation of marketable securities	1,197	-
Exchange rate gains, net	-	15
Gain from completion of milestone closing	847	-
Gain from settlement shares	100	-
Amortization of premium related to convertible loans	$-	1,257

Total financial income	2,144	1,272

Financial expense:
Accrued interest on convertible loans	-	(45)
Accrued interest on loans	(6)	-
Loss from recognition of mandatorily redeemable Series B Preferred Stock	(3,207)	-
Loss from revaluation of contingent obligation with respect to future revenues	(435)	-
Revaluation of mandatorily redeemable Series B Preferred Stock	(597)	-
Bonus transaction costs	(350)	-
Change in the fair value of marketable securities	-	(527)
Bank commissions and exchange rates	(36)	(3)
Loss from extinguishment of convertible loans (Note 8c, 8d, 8e)	-	(977)

Total financial expense	(4,631)	(1,552)

Total financial expense, net	$(2,487)	$(280)

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 15:-	RELATED PARTIES BALANCES AND TRANSACTIONS

a.	Balances with interested and related parties:

	December 31,
	2020	2019

Other receivables	$-	$52

Accounts payable	$439	$104

Convertible Loans	$-	$-

b.	Transactions with interested and related parties:

	Year ended December 31,
	2020	2019
Amounts charged to:

General and administrative expenses*	$1,212	$1,140

Finance expenses, net (income)	$-	$(625)

* Including an amount of $76 with respect to stock-based compensation

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 16:-	SUBSEQUENT EVENTS

The Cosmos Transaction:

On December 30, 2020, the Company entered into the Bid Agreement with Cosmos, which was subsequently amended on January 18, 2021 for the primary purpose of simplifying the Offer structure. Under the Bid Agreement (as amended), the parties agreed that the Company would commence the Offer, an off-market takeover offer under applicable Australian laws, to acquire all of the Cosmos Shares in exchange for 61.11 Company's shares of common stock for each Cosmos Share, being the Offer Consideration.

Under the Bid Agreement, 22.33 Company shares of common stock out of the Offer Consideration will be “Restricted Stock” subject to a Stock Restriction Agreement to be entered into at the Closing Date and 38.78 Company shares of common stock will be “Covered Securities”. A Cosmos shareholder who accepts the Offer (an “Accepting Shareholder”) will not be permitted to sell or encumber their Restricted Stock until December 31, 2021 (the “Milestone Date”). In addition, an Accepting Shareholders may not exercise voting rights in respect of Restricted Stock from the date of issuance of the Offer Consideration until the Milestone Date. An Accepting Shareholder is entitled to sell or encumber its Covered Securities. However, if (subject to certain limited exceptions) an Accepting Shareholder sells or encumbers any of its Covered Securities before the Milestone Date, the Company has an option to repurchase a pro rata proportion of the Restricted Stock for the lower of $0.0001 and the fair market value of the Restricted Stock. The Restricted Stock (and any dividends thereon) will be held by the Company in escrow for the Accepting Shareholder’s benefit until such time as the Restricted Stock is repurchased by Wize or all restrictions thereon lapse. If any Restricted Stock is repurchased under the Company’s repurchase option, a pro rata proportion of the dividend on the Restricted Stock shall be retained by the Company.

Immediately following the Closing Date, and assuming all of the holders of Cosmos Shares accept the Offer, Cosmos shareholders are expected to own approximately 87.65% of the outstanding common stock of the Company, while the Company's existing stockholders are expected to remain the owners of approximately 10.75% of the outstanding common stock of the Company, each on a fully diluted basis and including warrants to be issued to the Company's financial advisor to the transaction.

Pursuant to the Bid Agreement, prior to the Closing Date, the Company will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with Cosmos, certain of the Company’s subsidiaries (the “Wize Subsidiaries”), a person designated by the Company prior to the Closing Date as the Holders’ Representative (as defined herein), and the Rights Agent (as defined therein). Pursuant to the CVR Agreement, at the Closing Date, each Wize pre-Closing security holder will receive one non-transferable CVR for each outstanding share of common stock of the Company and for each share of common stock of the Company underlying other convertible securities and warrants, held as of 4:01 p.m. Eastern Time on the day immediately before the Effective Time (as defined in the CVR Agreement). Each CVR will represent the right to receive a pro rata share of any consideration that may be received by the Company or the Company Subsidiaries in connection with the Company’s existing LO2A business. In particular, CVR holders will be entitled to any consideration (whether cash, stock, assets or otherwise) that the Company or the Company Subsidiaries (or any of its Affiliates or shareholders) receives in connection with an LO2A Transaction, which, as defined in the CVR Agreement, includes (i) a sale of any of the Company Subsidiaries to a third party and/or (ii) the partnering, licensing, sublicensing, distribution, reselling or sale of all or any part of the LO2A Technology or LO2A Products to a third party, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 that the Company Subsidiaries undertook to incur in the development of the LO2A Technology at the request of the Holders’ Representative.

WIZE PHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 16:-	SUBSEQUENT EVENTS (Cont.)

The Bid Agreement also contains certain covenants to be performed at or following the Closing Date, including, among others, (i) agreement that the Board of Directors of the Company immediately following the Closing Date will consist, subject to certain exceptions, of three members to be designated by Cosmos and one member to be designated by the Company; (ii) covenants that the Company will seek, following the Closing Date, stockholder approval to be renamed Cosmos Capital, Inc. (or similar name), and to effect a reverse share split of the Company’s common stock; (iii) covenants that the Company will establish an incentive compensation program with respect to 40,000,000 shares of its common stock, to be granted promptly following the Closing Date, in the form of performance-based RSUs, performance rights or indeterminate rights based on the performance milestone criteria and allocation set in the Bid Agreement (the “Post-Closing Incentive Plan”), 50% of which are to be granted to personnel specified by the Company prior to the Closing Date and the remainder to be granted to personnel of Cosmos (see also Item 9B below); (iv) an obligation by the Company to terminate or procure the termination of each of the current employment or consulting agreements of the Company with Mr. Mark Sieczkarek, the Chairman of the Company Board of Directors, Mr. Noam Danenberg, the Chief Executive Officer of the Company, Mr. Or Eisenberg, the Chief Financial Officer of the Company, and another part-time employee related to Mr. Danenberg; and (v) an obligation by the Company to use its reasonable commercial efforts to enter into new, part time, consulting agreements with Mr. Danenberg and Mr. Eisenberg in a form to be agreed between the Company and Cosmos. In this respect, it should be noted that the Company, Cosmos and each of Mr. Danenberg and Mr. Eisenberg agreed on the form of such consulting agreements, whereby Mr. Danenberg and Mr. Eisenberg will provide part time consulting services to the Company following the Closing Date for monthly compensation of US$10,000 and US$7,500, respectively.

Concurrently with the execution of the Bid Agreement, the Company entered into Securities Purchase Agreements (the “PIPE Agreements”) with certain accredited investors (the “PIPE Investors”), including Mr. Noam Danenberg, our CEO. Pursuant to the PIPE Agreements, we agreed to sell to the PIPE Investors, and the PIPE Investors agreed to purchase from us, in a private placement, an aggregate of 25,000,000 shares of common stock for a purchase price of $0.12 per share, or aggregate gross proceeds of $3.0 million, which, in the case of Mr. Danenberg, may be satisfied by waiving outstanding amounts owed by the Company or its subsidiaries to Mr. Danenberg pursuant to his consulting agreement with our subsidiary.

On February 1, 2021, we lodged a Bidder’s Statement with the Australian Securities and Investments Commission to commence the Offer.

On February 15, 2021, Cosmos informed the Company that Cosmos completed the issuance of convertible notes (the “Cosmos Convertible Notes”) with an aggregate principal amount of approximately US$21 million to several non-U.S. sophisticated or professional investors (the “Purchasers”). The Cosmos Convertible Notes are unsecured and shall initially be convertible into shares of Cosmos at a conversion price of AU$23.58 per share (equivalent to US$18.16), reflecting a pre-money valuation of Cosmos of approximately US$185 million. The Cosmos Convertible Notes will automatically convert to shares six months after the date of issuance. Cosmos is obligated to pay interest to the Purchasers on the outstanding principal amount of the Cosmos Convertible Notes at the rate of 8% per annum, payable on the conversion date, in cash or, at Cosmos’ option, in shares of Cosmos. Redemption of the Cosmos Convertible Notes occurs only if an insolvency event occurs in respect of Cosmos.

The Cosmos Convertible Notes also provide that, subject to, among other things, the consummation of the Offer before May 31, 2021, Cosmos will cause the Company to assume the Cosmos Convertible Notes by way of entering into an amended and restate convertible note on substantially the same terms as the Cosmos Convertible Note (the “Wize Convertible Notes”), except that, at such time, they shall be convertible, upon the earlier of six (6) months from the issuance of the Cosmos Convertible Notes and an uplisting of the common stock of the Company to Nasdaq, into shares of common stock of the Company at a conversion price of US$0.339 per share.

Cosmos plans to use the proceeds of the Cosmos Convertible Notes for the purchase of additional application-specific integrated circuit (ASIC) mining hardware, modular data centers, associated infrastructure and capital raising costs.

February 16, 2021, we announced that the Offer became unconditional and that we plan to consummate the transactions contemplated by the Bid Agreement and the Offer on or about March 9, 2021.

(b) Exhibits

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of May 21, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 31, 2017, by and among the Company, Bufiduck Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017)

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2#	Description of Securities

10.1+	2012 Stock Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2012)

10.2+	2012 Stock Incentive Plan, Annex A (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 8, 2013)

10.3	Chairman Agreement between the Company and Mark Sieczkarek dated as of April 23, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 29, 2019)

10.4	Exclusive Distribution and Licensing Agreement dated May 1, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (formerly Star Night Technologies Ltd.) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.5	Amendment to Licensing Agreement dated November 22, 2015 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.6	Amendment No. 2 to Licensing Agreement dated March 20, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.7	Amendment No. 1 to Licensing Agreement – Israeli Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.8	Amendment No. 2 to Licensing Agreement – Ukraine Market dated May 31, 2016 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.9	Addition to Amendment to Licensing Agreement dated January 6, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.10	Second Addition to Amendment to Licensing Agreement dated March 30, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.11	Correction to Licensing Agreement dated June 16, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.12	Appendix F to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.13	Appendix G to Exclusive Distribution and Licensing Agreement between Resdevco Ltd. and Wize Pharma Ltd. signed on May 1, 2015 dated July 20, 2017 (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.14	Assumption Agreement dated August 30, 2016 between Resdevco Ltd. and OcuWize Ltd (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.15+	Employment Agreement dated September 30, 2015 between Wize Pharma Ltd. and Or Eisenberg (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.16+	Agreement for Provision of Services Agreement dated September 30, 2015 between Wize Pharma Ltd. and N Danenberg Holdings (2000) Ltd. (unofficial English translation from Hebrew) (Incorporated by reference to Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2017)

10.17	Letter dated September 6, 2017 from Resdevco Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.18	Agreement dated September 25, 2017 between Resdevco Ltd. and Wize Pharma Ltd. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

10.19*	Third Amendment to Exclusive Distribution and Licensing Agreement by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated December 26, 2017 (Incorporated by reference to Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.20*	Memorandum of Understanding by and between Wize Pharma Ltd. and Resdevco Research and Development Company Ltd., dated January 8, 2018 (Incorporated by reference to Amendment No. 1 to Company’s Annual Report on Form 10-K filed with the SEC on June 5, 2018)

10.21+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

10.22*	Exclusive Distribution Agreement between Wize Pharma Ltd. and HPGC Medical Co., Ltd. dated May 31, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed on June 5, 2018)

10.23+	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018)

10.24+	Employment Agreement, dated August 21, 2018, between Wize Pharma Ltd. and Or Eisenberg (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 22, 2018)

10.25+	Consulting Services Agreement, dated August 20, 2018, between Wize Pharma Ltd., N. Danenberg Holdings (2000) Ltd. and Noam Danenberg (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 22, 2018)

10.26	Form of Purchase Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.27	Form of Registration Rights Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.28	Placement Agency Agreement dated October 22, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.29	Convertible Loan Amendment dated October 19, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.30	Amendment No.1 to Consulting Services Agreement dated November 7, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

10.31+	Consulting Agreement dated November 7, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

10.32*	Memorandum of Understanding between Wize Pharma Ltd. and Resdevco, Research and Development Ltd. dated February 24, 2019 (Incorporated by reference to Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020)

10.33	Amendment to Convertible Loans Agreements dated March 4, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 4, 2019)

10.34	Amendment to Convertible Loans Agreements dated May 31, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 4, 2019)

10.35	Amendment to Convertible Loans Agreements dated November 29, 2019 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on December 5, 2019)

10.36	Exchange Agreement by and between Bonus BioGroup Ltd. and Wize Pharma Inc., dated January 9, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

10.37	Share Purchase Agreement by and between Bonus BioGroup Ltd. and Wize Pharma Inc., dated January 9, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

10.38	Form of Registration Rights Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

10.39	Series B Purchase Agreement by and between Wize Pharma Inc. and various investors, dated January 9, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

10.40#	Amendment to Exclusive Distribution and Licensing Agreement by and between Wize Pharma Ltd., OcuWize Ltd. and Resdevco Research and Development Company Ltd., dated May 4, 2020

10.41	Letter Agreement (SPA), dated June 24, 2020, by and between the Company and Bonus BioGroup Ltd. (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020)

10.42	Amendment to Letter Agreement (SPA), dated July 1, 2020, by and between the Company and Bonus BioGroup Ltd. (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020)

10.43	Form of Amendment No. 1, dated as of October 28, 2020, to the Securities Purchase Agreement of October 22, 2018, by and among the Company and the investors signatory thereto (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020)

10.44	Addendum Agreement, between Wize Pharma, Inc. and Bonus BioGroup Ltd., dated November 29, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 30, 2020)

10.45	Form of Securities Purchase Agreement, between Wize Pharma, Inc. and various Purchasers, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

10.46	Form of Securities Purchase Agreement, between Wize Pharma, Inc. and Noam Danenberg, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

10.47†	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.48	Form of Stock Restriction Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.49†	Form of Contingent Value Rights Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

21.1#	Subsidiaries of the Company

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

101#	The following materials from Wize, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

#	Filed herewith

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

*	Confidential treatment was requested with respect to certain portions of this exhibit pursuant to 17.C.F.R. §240.24b-2. Omitted portions were filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wize Pharma, Inc.

Date: March 1, 2021	By:	/s/ Or Eisenberg
Or Eisenberg Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Or Eisenberg	Chief Financial Officer, Treasurer and Secretary	March 1, 2021
Or Eisenberg	(Principal Financial and Accounting Officer)

/s/ Noam Danenberg	Chief Executive Officer	March 1, 2021
Noam Danenberg

/s/ Mark Sieczkarek	Chairman of the Board	March 1, 2021
Mark Sieczkarek

/s/ Yossi Keret	Director	March 1, 2021
Yossi Keret

/s/ Joseph Zarzewsky	Director	March 1, 2021
Joseph Zarzewsky

/s/ Michael Belkin	Director	March 1, 2021
Michael Belkin