Form 10-Q
period 2021-03-31
Mawson Infrastructure Group Inc.
filed 2021-05-19
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-52545

Mawson Infrastructure Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 5, 97 Pacific Highway, North Sydney NSW Australia 2060

(Address of principal executive offices, including zip code)

 +61 02 8624 6130

(Registrant’s telephone number, including area code)

Wize Pharma, Inc.
24 Hanagar Street, Hod Hasharon, Israel

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 19, 2021, the issuer had a total of 486,733,566 shares of common stock, par value $.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,385,277	$1,112,811
Prepaid expenses	40,398	11,500
Trade and other receivables	1,271,877	615,145
Cryptocurrencies	578,086	15,061
Total current assets	5,275,638	1,754,517
Property and equipment, net	7,794,544	7,015,285
Equipment deposits	18,045,720	-
Financial assets	1,439,659	-
Security deposits	1,173,544	969,423
Operating lease right-of-use asset	37,257	41,703
Trademarks	-	15,813

TOTAL ASSETS	$33,766,362	$9,796,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$2,176,833	$1,882,247
Lease liability	39,859	44,637
Borrowings	1,280,359	-
Shareholder loans	-	290,978
Total current liabilities	3,497,051	2,217,862
Paycheck protection program loan	14,000	14,000
TOTAL LIABILITIES	3,511,051	2,231,862

Common stock (500,000,000 authorized, 486,733,566 issued and outstanding $0.001 par value shares). Series A preferred stock (1,000,000 authorized shares; 178,000 issued and outstanding at 31 March 2021)

Contingencies

Shareholders’ equity:
Additional paid-in capital	94,712,138	35,110,000
Share subscription receivable	-	(16,690)
Accumulated other comprehensive income (loss)	(5,290,862)	(1,341,826)
Accumulated deficit	(59,182,034)	(26,159,539)
TOTAL SHAREHOLDERS’ EQUITY	30,239,242	7,591,945
Non-controlling interest	16,069	(27,066)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,766,362	$9,796,741

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	March 2021 Q1	March 2020 Q1
Revenues:
Cryptocurrency mining revenue	$5,120,014	$770,461
Sale of crypto currency mining equipment	1,877,613	-
Total revenues	6,997,627	770,461

Operating cost and expenses:
Cost of revenues	2,372,781	449,897
Selling, general and administrative	2,882,626	476,149
LO2A write offs	23,963,050	-
Share based payments	14,795,403	-
Depreciation and amortization	1,314,899	1,357,485
Total operating expenses	45,328,759	2,283,531
Loss from operations	(38,331,132)	(1,513,070)
Other income (expense):
Realized gain (losses) on foreign currency transactions	1,028,621	(852)
Unrealized gain (losses) on foreign currency remeasurement	(1,690,303)	889,843
Realized gain (loss) on sale of digital currencies	93,613	(14,309)
Other income	379,128	108,895
Loss before income taxes	(38,520,073)	(529,493)
Income tax expenses	-	-
Net loss	$(38,520,073)	$(529,493)

Profit attributable to Non-Controlling interest	43,135	-
Net loss attributed to Mawson Infrastructure Group shareholders	(38,563,208)	(529,493)

Net Loss per share, basic & diluted	$(0.087)	$(0.080)
Weighted average number of shares outstanding	442,664,781	6,578,672

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid- in- Capital	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2020	-	-	7,539,275	-	-	-	(16,690)	15,298,926	(1,341,826)	(6,348,465)	7,591,945	(27,066)	7,564,879
Exchange of common stock of Cosmos Capital Limited for common stock of Wize Pharma Inc., adjusted to reflect the Exchange Ratio	178	0	(7,539,275)	-	428,270,616	428,271	-		-	-	428,271	-	428,271
Acquisition of Wize Pharma Inc.	-	-	-	-	33,052,951	33,053	-	(5,436,541)	-	-	(5,403,488)	-	(5,403,488)
Issuance of Common stock of Mawson Infrastructure Group, Inc., in a PIPE transaction upon the consummation of the Business Combination	-	-	-	-	25,000,000	25,000	-	2,975,000	-	-	3,000,000	-	3,000,000
Issuance of 28,012,364 mandatorily convertible notes by Cosmos Capital, net of $1,268,093 of offering costs	-	-	-	-	-	-	-	20,441,761	-	-	20,441,761	-	20,441,761
Issuance of 8,710,982 warrants over Comon Stock of Mawson Infrastructure Group, Inc., at the Common Stock price of $0.79	-	-	-	-	-	-	-	6,881,676	-	-	6,881,676	-	6,881,676
Exercise of 115,902 warrants for Mawson Infrastructure Group, Inc. Common Stock	-	-	-	-	115,902	116	-		-	-	116	-	116
Fair value of IPR&D acquired, net of Business Combination transaction costs	-	-	-	-	-	-	-	24,765,831	-	-	24,765,831	-	24,765,831
Issuance of RSUs and stock options	-	-	-	-	-	-	-	10,270,803	-	-	10,270,803	-	10,270,803
Fair value adjustment of LO2A intellectual property revenue sharing obligation	-	-	-	-	-	-	-	5,440,863	-	-	5,440,863	-	5,440,863
Comprehensive loss	-	-	-	-	-	-	-	-	(4,615,328)	(38,563,208)	(43,178,536)	43,135	(43,135,401)
	-
Balance as of March 31, 2021	178	0	-	-	486,439,469	486,440	(16,690)	80,638,319	(5,957,154)	(44,911,673)	30,239,242	16,069	30,255,311

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2020

	Common Shares Units	Common Shares Amount	Share Subscription Receivable	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling interest	Total Shareholders’ Equity

Balance as of May 22, 2019		$-	$-	$-	$-	$-	$-	$-
Net Loss	-	-	-	-	-	(1,314,217)	-	(1,314,217)
Other comprehensive (loss)	-	-	-	-	(345,182)	-	-	(345,182)
Issuance of stock options	-	-	-	-	-	-	-
Issuance of common shares	6,578,672	-	(459,062)	9,091,800	-	-	-	8,632,738
Balance as of December 31, 2019	6,578,672	-	(459,062)	9,091,800	(345,182)	(1,314,217)	-	6,973,339
Net Loss	-	-	-	-	-	(529,493)	-	(529,493)
Other Comprehensive (loss)	-	-	-	-	(866,663)	-	-	(866,663)
Issuance of stock options	-	-	-	-	-	-	-	-
Issuance of common shares	-	-	-	-	-	-	-	-
Balance as of 31 March 2019	6,578,672	-	(459,062)	9,091,800	(1,211,845)	(1,843,710)	-	6,036,245

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,520,073)	$(529,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,314,899	1,357,485
LO2A write offs	23,963,050	-
Investment income	(563,771)	-
Interest expense	250,662	-
Interest paid	(28,199)	-
Share based payments	14,795,403	-
Write-off of fixed assets	127,608	-
Unrealized gain (losses) on foreign currency remeasurement	1,690,303	(889,843)
Change in assets and liabilities
Prepaid expenses	(28,898)	-
Trade and other receivables	(656,732)	(664,855)
Cryptocurrencies	(563,025)	1,023
Security deposits	(204,121)	10
Trade and other payables	294,586	198,284
Net cash provided by operating activities	1,871,692	(527,389)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale and purchase of property and equipment	(2,960,145)	(267,418)
Payment of fixed asset deposits	(18,045,720)	-
Investment in financial assets	(380,100)	-
Net cash used in investing activities	(21,385,965)	(267,418)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common share issuances	1,298,402	-
Unit redemptions	-	(128,611)
Proceeds from convertible notes	21,487,391	-
Payments of capital issuance costs	(2,229,096)	-
Proceeds from borrowings	1,057,383	201,129
Advances made to external companies	(37,076)	-
Payments of borrowings	(291,310)	-
Net cash provided by financing activities	21,285,694	72,518
Effect of exchange rate changes on cash and cash equivalents	501,045	391,034
Net increase in cash and cash equivalents	2,272,466	(331,255)
Cash and cash equivalents at beginning of period	1,112,811	579,290
Cash and cash equivalents at end of period	$3,385,277	$248,035

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

General

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “the Group”) was incorporated in the State of Delaware.

The accompanying unaudited consolidated financial statements, including the accounts of the Company’s subsidiaries, Cosmos Capital Limited and its subsidiaries: Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos Grid Tech Pty Ltd, Cosmos Asset Management Pty Ltd, and Luna Squares LLC (formerly known as Innovative Property Management LLC) (collectively referred to as the “Group”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Since Mawson acquired Cosmos on March 9, 2021, it has managed most of its activity through the Cosmos Capital Limited, an Australian incorporated company, and its subsidiaries, Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos Grid Tech Pty Ltd, Cosmos Asset Management Pty Ltd, and Luna Squares LLC (formerly known as Innovative Property Management LLC).

Since the acquisition of Cosmos, Mawson has been treated as the acquiree, with Cosmos being the acquirer. The result of which is that these accounts are taken to be the Cosmos accounts, with Mawson incorporated within the acquisition. For discussion regarding this acquisition and treatment please refer to Note 2: Reverse asset acquisition.

Mawson, through its subsidiary Cosmos Capital Ltd, which is a company incorporated in Australia (“Cosmos”), is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (MDCs) based in the United States. As at May 17, 2021 Cosmos currently owns and has ordered 18,332 Miners specifically focused on the SHA-256 algorithm, from a variety of manufacturers, including Bitmain Technology Holding Company (“Bitmain”), Canaan Creative (HK) Holdings Limited (“Canaan”) and Shenzhen MicroBT Electronics Technology Co., Ltd (“Whatsminer”). As at March 31, 2021, the operational Miners produce up to 200 Petahash of computing power, with a total capacity upon deployment of all ordered equipment to produce up to a total capacity upon deployment of all ordered equipment to produce up to 1,483 Petahash.

Going Concern

Based on internally prepared forecast cash flows, combined with the existing cash reserves, which take into consideration what management of the Group considers reasonable scenarios given the inherent risks and uncertainties described both in this 10Q and the Company’s Current Report on Form 8-K/A filed May 13, 2021, management believes that the Group will have adequate cash reserves to enable the Group to meet its obligations for at least one year from the date of approval of the consolidated financial statements, and on this basis the accounts have been prepared on a going concern basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and basis of preparation

These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements for Cosmos Capital Limited and subsidiaries as of December 31, 2020, and the notes thereto, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. The results of the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2021. These consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

Any changes in the Company’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or from the Company acquiring the shares from existing shareholders, in which the Company maintains control is recognized as an equity transaction, with appropriate adjustments to both the Company’s additional paid-in capital and the corresponding non-controlling interest.

References in these notes to the Company as of a date prior to March 9, 2021, are references to Cosmos Capital Limited and its subsidiaries, not Mawson Infrastructure Group Inc. and its subsidiaries. On March 9, 2021, Cosmos Capital Limited was acquired by the Company. For accounting purposes, this was accounted for as a reverse asset acquisition with Cosmos Capital Limited as the accounting acquirer (refer to significant accounting policies below).

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the dates of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of patent assets and fixed assets, realization of long-lived assets, unrealized tax positions and the realization of digital currencies, Business Combinations, Reverse Asset Acquisition, and the Contingent obligation with respect to future revenues.

Critical Accounting Policies

Critical accounting policies are described in the footnotes to the consolidated financial statements for Cosmos Capital Limited and subsidiaries as of December 31, 2020, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. There have been no changes to critical accounting policies in the three months period ended March 31, 2021 other than as a result of changes to operations as described below.

Reverse Asset Acquisition

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited in a scrip for scrip exchange. This transaction has been accounted for as a reverse asset acquisition. Under the guidance in ASC 805, Cosmos Capital Limited was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	The Cosmos Capital shareholders have the largest voting interest in the post-combination company;

●	Cosmos Capital management holds executive management roles for the post-combination company and is responsible for the day-to-day operations;

●	Cosmos Capital was significantly larger than the Company by assets, revenue, and employees; and

●	The purpose and intent of in combining the groups was to create an operating public company through the Company, with management continuing to use Cosmos Capital’s assets to grow the business;

The application of the initial screen test in ASC 805 determined that the LO2A IPR&D in Mawson International was a single asset and represented substantially all of the fair value of the gross assets acquired. As such, the acquisition is treated as a reverse asset acquisition.

Acquired assets and liabilities of the legal parent entity are therefore measured and recognized at their relative fair values as of the date of the transaction.

After a reverse asset acquisition, despite that the legal acquirer (the legal parent entity) survives as the legal parent entity and continues to issue financial statements, the financial statements reflect the accounting from the perspective of the accounting acquirer (the legal subsidiary) in that the consolidated entity reflects the accounting acquirer as the accounting parent entity, and the financial statements represent a continuation of those of the accounting acquirer, except for the legal capital, which is retroactively adjusted to reflect the capital of the legal acquirer (legal parent entity) in accordance with ASC 805-40-45-1.

The fair value of the consideration given for the acquisition is as follows.

Number of shares issued	33,052,951
Multiplied by the fair value per share of Mawson common stock (1)	0.79
Total	$26,111,831

(1)	Based on the closing share price of Mawson common stock on the day immediately prior to the close of the transaction.

The fair values of the net tangible assets acquired at the date of acquisition are as follows:

Cash and cash equivalents	1,102,943
Marketable securities	1,096,675
Accounts Payable	(50,836)
$2,148,782

The difference between the consideration given and the fair values of the net tangible assets acquired of $23,963,050 arises as a result of the intangible asset in relation to In process research and development relating to LO2A. Due to the stage of development of this asset significant risks exist in the absence of successful clinical results and regulatory approval for the asset and that there are no reasonably likely expected alternative future uses associated with the asset and combined with the effect of the CVR instrument at the date of acquisition, management has assessed that the fair value of this asset at the acquisition date was $zero. The asset was therefore assessed as impaired and has been fully expensed as such in the consolidated statements of operations for the period ended March 31, 2021.

Contingent obligation in relation to LO2A

Following the reverse asset acquisition upon consummation of the share exchange and the signing of the CVR agreement, the historical LO2A assets and liabilities of the Company, are to be managed with a view to disposal within two years. Only CVR holders have an entitlement to any net proceeds from the disposal, not to the post-combination shareholders of the Company. Accordingly, the Company has assessed that the fair value associated with any future benefits accruing to the company in relation to research and development (IPR&D) is nil, and the difference between the fair value of the tangible net assets acquired and the stock issued has been expensed in these financial statements as stated above.

Despite this, the LO2A contingent obligation remains, however given that there is now no entitlement to revenue on the company’s behalf, the fair value of the contingent obligation with respect to future revenues has been re-assessed as nil.

For further details please refer to the Management Discussion and Analysis.

Share based payments

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company was required to make Share based payments consisting of up to 40,000,000 shares required to be issued under a Incentive Compensation Program and warrants issued to HC Wainwright as a fee related to the acquisition by Mawson of Cosmos.

Share based payments expenses for the three months ended March 31, 2021 were $14.8 million. Share based payments were split between HC Wainwright $6.18 million and an accrual of $8.58 million for amounts related to the obligation of Mawson to issue RSU’s pursuant to the terms of the Bid Implementation Agreement for the Cosmos Transaction, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. No expenses were recorded in the 2020 period

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies to those previously disclosed in the consolidated financial statements for Cosmos Capital Limited and subsidiaries as of December 31, 2020, and the notes thereto, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021, other than as a result of changes to operations as described below.

Revenue recognition – equipment sales

In Q1 2021 the Company began to earn revenues from the sale of earlier generation cryptocurrency mining units that have been assembled or refurbished for resale. Revenue from the sale of cryptocurrency mining units is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, (iv) collectability is reasonably assured — generally when products are shipped to the customer and (v) payment is received. At the date of sale, the net book value is expensed in cost of revenues.

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The following table presents the activities of the digital currencies of the three months ended March 31, 2021;

Digital currencies at December 31, 2020	0.52
Additions of digital currencies	123.22
Sale of digital currencies	(113.45)
Digital currencies at March 31, 2021	10.29

Investment in Distributed Storage Solutions Pty Ltd (DSS)

Mawson subscribed for 500,000 shares at AUD$1.00 per share on March 1, 2020. As at March 31,2021, Mawson held 28.99% of the equity in DSS, an Australian private company operating a blockchain based decentralized storage business, based on the IPFS protocol. The business utilizes Filcoin as part of its operations to generate revenue. This investment has been equity accounted, as the company has assessed that it has significant influence over the operations of the investee.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2021 and 2020 are as follows:

	As at March 31,
	2021	2020
Common stock due to former Cosmos shareholders to be issued pending approval of increase to authorized capital (Note 4)	50,558,133	-
Warrants to purchase common stock	8,710,982
Restricted Stock-Units (“RSU”) issued under a management equity plan	40,000,000
Mandatory convertible notes to exchange common stock	63,626,903	-
Total	162,896,018	-

The following table sets forth the computation of basic and diluted loss per share:

	As at March 31,
	2021	2020
Net loss attributable to common shareholders	$38,520,073	529,493

Denominator:
Weighted average common shares - basic and diluted	442,664,781	6,578,672

Loss per common share - basic and diluted	$0.087	0.080

Comparative average common shares have been revised by the ratio of Cosmos Capital to the Company shares exchanged in the reverse asset acquisition in March 2021.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to the consolidated financial statements for Cosmos Capital Limited and subsidiaries as of December 31, 2020, and the notes thereto, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. Recent accounting pronouncements include.

Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)

Standard/Description– Issuance date: December 2019. This guidance simplifies various aspects of income tax accounting by removing certain exceptions to the general principle of the guidance and also clarifies and amends existing guidance to improve consistency in application.

Effective Date and Adoption Considerations– The guidance was effective January 1, 2021 and early adoption was permitted. The company adopted the guidance on a prospective basis as of the effective date.

Effect on Financial Statements or Other Significant Matters– The guidance did not have a material impact in the consolidated financial results.

Other new pronouncements not applicable to the Company:

Reference Rate Reform (“ASU 2021-01”) issued March 2020, with amendments in 2021; effective March 12, 2020 through December 31, 2022

Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) issued January 2017 effective January 1, 2020;

Financial Instruments - Credit Losses (“ASU 2016-13 / 2018-19 / 2019-04 / 2019-05 / 2019-10 / 2019-11”) issued June 2016 with amendments in 2018, 2019 and 2020; effective January 1, 2020

NOTE 3 – DEPOSIT, PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

On January 27, 2021, the Company purchased 500 next generation Micro BT M30S ASIC Miners from Foundry Digital LLC. The purchase price per unit was $2,640 giving rise to a total purchase price of $1,320,000. The miners arrived in February 2021.

On February 5, 2021, the Company entered into a Long-Term Purchase Contract with Canaan Convey Co Ltd (“Canaan”) for the purchase of 11,760 next generation Avalon A1246 ASIC Miners (Avalon). The purchase price per unit is $2,889. for a total purchase price of $33,974,640 (the “Canaan Transaction”). There will be a final adjustment to the purchase price in the last delivery due in March 2022 based on the actual tera hash delivered, based on the agreed price per tera hash under the terms of the contract.

The Canaan Transaction schedule of payments is as follows:

(1) Fifty percent (50%) of the total purchase price shall be paid on or before 20 February 2021.

(2) The Company shall pay the remaining fifty percent (50%) of the total purchase price in equal monthly instalments due not less than forty (40) days prior to the scheduled delivery of the Product(s) as follows:

a)	$1,058,000 no later than March 20, 2021
b)	$1,058,000 no later than April 20, 2021
c)	$952,560 no later than May 20, 2021
d)	$952,560 no later than June 20, 2021
e)	$1,799,280 no later than July 20, 2021
f)	$1,693,440 no later than August 20, 2021
g)	$1,587,600 no later than September 20, 2021
h)	$1,587,600 no later than October 20, 2021
i)	$1,587,600 no later than November 20, 2021
j)	$1,587,600 no later than December 20, 2021
k)	$1,587,600 no later than January 20, 2022
l)	$1,587,600 no later than February 20, 2022

As of March 31, 2021, the Company had prepaid approximately $18.05 million in advance for 11,760 Miners. The shipment of the first Miners was received in May, 2021. The Company will recognize these assets as Property and Equipment on the consolidated balance sheet when the transfer of risk and title occurs for each shipment (i.e., the Miners have been delivered by Canaan to the agreed-upon port of loading in China).

On March 26, 2021, the Company acquired an additional 1,000 Avalon A1166 miners from Canaan in addition to the Canaan Transaction. The purchase price per unit is $6,237.00 for a total purchase price of $6,237,000.00. The Company subsequently re-sold 200 of these Avalon A1166 miners.

As of March 31, 2021, approximately $18.05 million cash paid for Miners was recorded as a deposit on the balance sheet.

NOTE 4 – STOCKHOLDERS EQUITY

Common Stock

On December 30, 2020, in connection with the transaction in which Cosmos was acquired (the “Cosmos Transaction”) pursuant to the Bid Implementation Agreement, as amended (the “Bid Agreement”), and as previously disclosed in the Company’s Current Report on Form 8-K filed on January 5 2021, Mawson entered into Securities Purchase Agreements (“PIPE Agreements”) with existing Mawson shareholders to issue 25,000,000 shares in Mawson subject to the Close of the Cosmos Transaction, as well as a further 409,999 shares issued as an acceleration of outstanding RSU’s, which occurred post the closing of the Cosmos Transaction on March 9, 2021.

On March 9 2021, as a part of closing the Cosmos Transaction, Mawson issued a total of 428,270,616 shares to Cosmos shareholders. There remains 50,558,133 shares that are to be issued once the approval of increase in authorized capital has been finalized, taking the total quantity of shares to be issued in the Cosmos Transaction to 478,828,749.

As a result of an adjustment to warrant’s exercise price in December 2020, an aggregate of 115,902 shares of common stock were issued to warrant holders in conjunction with and as a result of the exercise of the warrants, each on a cashless basis.

Restricted Stock

As at May 17 2021, making up the total 428,270,616 in shares issued as a part of the compensation of the Cosmos Transaction, 156,492,928 are restricted in trading under the Restricted Stock Agreement with each shareholder until December 31 2021.

The remaining 50,558,133 shares to be issued post the authorized increase in capital of which 18,474,278 will be restricted.

Contingent Value Rights

Pursuant to the Bid Agreement, prior to the closing of the Cosmos Transaction, Mawson entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with certain of Mawson’s subsidiaries (the “Mawson Subsidiaries”) with a person designated by Mawson prior to the Closing Date as the Holders’ Representative (as defined therein), and the Rights Agent (as defined therein).

Pursuant to the CVR Agreement, at the Closing Date, each Mawson pre-Closing securityholder received one non-transferable CVR for each outstanding share of common stock of Mawson and for each share of common stock of Mawson underlying other convertible securities and warrants, held as of 4:01 p.m. Eastern Time on the day immediately before the Effective Time (as defined in the CVR Agreement).

Each CVR represents the right to receive a pro rata share of any consideration that may be received by Mawson or the Mawson Subsidiaries in connection with the business of Mawon prior to the Cosmos Transaction, which was the treatment of ophthalmic disorders, including dry eye syndrome (“DES”), and which included in-licensed certain rights to purchase, market, sell and distribute a formula known as LO2A, a drug developed for the treatment of DES, and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). In particular, CVR holders will be entitled to any consideration (whether cash, stock, assets or otherwise) that Mawson or the Mawson Subsidiaries (or any of its Affiliates or shareholders) receives in connection with an LO2A Transaction, which, as defined in the CVR Agreement, and which includes (i) a sale of any of the Mawson Subsidiaries to a third party and/or (ii) the partnering, licensing, sublicensing, distribution, reselling or sale of all or any part of the LO2A Technology or LO2A Products to a third party, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 that the Mawson Subsidiaries undertook to incur in the development of the LO2A Technology at the request of the Holders’ Representative.

The CVRs do not confer to the holders thereof any voting or equity or ownership interest in Mawson. The CVRs are not transferable, except in limited circumstances such as by will or intestacy, and are not and will not be listed on any quotation system or traded on any securities exchange.

The CVR Agreement may be terminated under certain circumstances, including if the Mawson Subsidiaries or Mawson failing to enter into an LO2A Transaction Agreement within two years following the Effective Time.

There can be no assurance that Mawson or the Mawson Subsidiaries will successfully and timely enter into any LO2A Transaction or, if they do, that such LO2A Transaction will ultimately be successful or that any CVR payments will be made.

Series A Preferred Stock

As of May 17, 2021, there are 178,000 shares of Series A Preferred Stock Outstanding.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	142,189
Issued	8,710,982	$0.001	5.0
Exercised	(115,902)
Expired	0
Outstanding as of March 31, 2021	8,737,269	$0.001	5.0
Warrants exercisable as of March 31, 2021	8,737,269	$0.001	5.0

As of March 16, 2021, the Company received a notice from OTC Markets Group (OTC) that the Company failed to have a public float greater than 10% of the total shares outstanding, pursuant to Section 1.1.1(C) of OTCQB Standards, which, if not rectified within 30 days, may result in the Company ceasing to trade on the OTCQB marketplace. However, we expect, subject to several filings, to be in compliance with the rule in the near future and submitted a plan to cure the deficiency on April 16, 2021, which OTC accepted, giving the Company until June 30, 2021 to rectify the issue. Subject to the registration statement S1 being filed and accepted by the SEC, the Company expects that the Company will be in compliance with the rule by June 30, 2021.

NOTE 5 – DEBT, COMMITMENTS AND CONTINGENCIES

Convertible Note

On February 12, 2021, Cosmos issued 28,012,364 unsecured convertible promissory notes (the “Cosmos Notes”), which mandatorily convert into 0.0424 shares in Cosmos at the earlier of 6 months from February 12, 2021 or upon the occurrence of certain events. The notes accrue interest at the rate of 8% per annum which may be settled in stock or cash at the option of the company. The Cosmos Notes raised net proceeds of $20,275,349 comprising gross proceeds of $21,569,520 less transaction costs.

The Cosmos Notes automatically converted into convertible notes of Mawson (“Mawson Notes”) upon close of the Cosmos Transaction on 9 March 2021. The Mawson Notes have substantially the same terms as the Cosmos notes and mandatorily convert into shares of Mawson the earlier of 6 months from February 12, 2021 or upon the occurrence of certain events at an issue price of $0.339 per Mawson share and will create 63,626,903 shares in total. Given the mandatory and fixed conversion the notes have been accounted for as equity.

Debt

On 25 January 2021 The Company entered into a Leveraged Account Agreement with Independent Reserve. This facility is denominated in Bitcoin (BTC) and enables the Company to borrow up to 10 BTC subject to certain margin requirements. As at March 31, 2021 the Company owed 10 BTC under this facility, which has been recorded within short term borrowings at its fair value of $399,206. Amounts owing under this facility are payable on demand.

On January 27, 2021, Cosmos Infrastructure LLC (“Cosmos Infrastructure”) entered into an Equipment Purchase and Finance and Security Agreement with Foundry Digital LLC (“Foundry”) to purchase machinery that will be located at a facility hosted by Compute North LLC (“Compute North”). On February 5, 2021, the term of the agreement was further amended to have a final payment of January 27, 2022. Under the terms of the agreement, Cosmos Infrastructure purchased 500 Whatsminer M30S mining machines, paid a deposit of $264,000, and borrowed a total of $1,056,000. The facility will be repaid in full on the last payment date.

Leases

The Company owns 50% equity in Luna Squares, LLC. Luna Squares LLC leases a one-acre lot in the State of Georgia referred to as “Luna Squares” from the Development Authority of Washington County. The initial lease term is from May 1, 2020 until April 30, 2023. An amendment to the lease and exercise of option to lease was signed and in effect from February 23, 2021 (“Lease Amendment”). The Lease Amendment covers an additional 4 acres of the property, bringing the total to 5 acres under the lease. It also includes 5, 3-year extension options bringing a total optional lease period running until 2038.

The Company leases the headquarters of its business operations at Level 5, 97 Pacific Highway, North Sydney NSW 2060 Australia, being 1,076 square feet of office space held under a license agreement ending December 31, 2021.

Other than these leases, the Company does not lease any material assets. The Company believes that these offices and facilities are suitable and adequate for its operations as currently conducted and as currently foreseen. In the event additional or substitute offices and facilities are required, the Company believes that it could obtain such offices and facilities at commercially reasonable rates.

Contingent obligation in relation to LO2A

Refer note 2.

NOTE 6 – SUBSEQUENT EVENTS

On April 22, 2021, Distributed Storage Solutions Pty Ltd (DSS), undertook a capital raise to third party investors in Australia at AUD$11.60 per share, which diluted Mawsons holding to 20%.

Apart from the DSS transaction, there have been no subsequent events since March 31, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive income (loss) and cash flows. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”) filed with the United States Securities and Exchange Commission(the “SEC”), The Annual consolidated financial statements of Cosmos included in included in the Company’s Current Report on Form 8-K/A filed May 13, 2021 and our unaudited interim consolidated financial statements and accompanying notes to these Financial Statements included in this quarterly report on Form 10-Q. For accounting and financial purposes, Mawson is treated as the “acquired” company by Cosmos, and historical financial information provided is that of Cosmos, not Mawson. All amounts are in U.S. dollars.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Mawson,” “our company” and the “combined company” refer to Mawson Infrastructure Group Inc. (formerly known as Wize Pharma, Inc.), a Delaware corporation, and its direct and indirect subsidiaries, including Cosmos Capital Limited, an Australian company (“Cosmos”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos Grid Tech Pty Ltd, Cosmos Asset Management Pty Ltd, and Luna Squares LLC (formerly known as Innovative Property Management LLC).

Forward-Looking Statement Notice

This Quarterly Report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II – Item 1A of this report.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II – Item 1A of this report.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	We may be unable to raise additional capital needed to grow our business.

●	The slowing or stopping of the development or acceptance of digital asset systems.

●	Changes to any digital asset network’s protocols and software.

●	Any decrease in the incentive for Bitcoin mining.

●	Further or new regulation of digital assets such as Bitcoin as securities or investment securities or of our activities that would require further registration or compliance with additional regulations and laws.

●	Global climate changes and related environmental regulations, or pandemic or similar items and events.

●	Political or economic crises motivating large-scale sales of digital assets.

●	Electricity costs.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by applicable law, we undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. In evaluating forward-looking statements, you should consider these risks and uncertainties.

Overview

General. Mawson (formerly known as Wize Pharma, Inc.), through its majority-owned subsidiary, Cosmos, is a ‘Digital Asset Infrastructure’ business, which owns and operates (through Cosmos) modular data centers (MDCs) currently based in the United States. and Australia. We are focused on developing the technology to enable us to own and operate MDCs that are both air-cooled and liquid immersion cooled.

We either own or have ordered approximately 18,332 specialized, application-specific computers known as Miners, which, as at March 31, 2021 produce approximately 200 Petahash of computing power, with a total capacity upon deployment of all ordered equipment approximately 1,483 Petahash. This is predominately directed to and focused on the process known as digital mining, and specifically for Bitcoin.

Complementing the Miners that we own and operate, we are actively conducting research and development into a suitable solution for liquid immersion for Miners, field-programmable gate array (FPGA) (which is an electronic device that includes digital logic circuitry you can program to customize its functionality), and general-purpose computing on a graphics processing unit (GPU) (which is the use of a GPU together with a central processing unit (CPU) to accelerate computation in applications traditionally handled only by the CPU). We have our own proprietary tank design which we are currently in the process of commercializing.

In addition, our indirect subsidiary, Cosmos Asset Management Pty Ltd (“Cosmos Asset Management”), is the investment manager of the Bitcoin Wholesale Access Fund, a wholesale, unregistered managed investment scheme which currently invests in and holds Bitcoin for third party investors.

Our Products and Services. Our digital asset infrastructure business can be divided into three main activities:

Digital Processing and Hosting Solutions (Mining)

The business of digital processing and mining requires the purchase and ownership of computing hardware and servers specific to the computing problem that a person is seeking to solve, referred to as a “Miner”. Each Miner or component thereof can be specifically specialized to perform a function better than other hardware for the purpose of maximizing the return from any specific processing task.

Mining hardware performs computational operations in support of the blockchain measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining Bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of cryptocurrency. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (GPU), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced in the mining industry by Application Specific Integrated Circuits (“ASIC”) chips. These ASIC chips are designed specifically to maximize the rate of hashing operations.

Research and Development

Our research and development, or R&D, program is focused on researching and exploring opportunities to improve the efficiency of hardware and software and MDC’s, including the development of technology to enable us to own and operate MDCs that are both air cooled and liquid immersion cooled. We have also begun research into the software element of computing and are in the initial stages of researching a range of programs to improve efficiency through this avenue as well.

We are conducting research in both Australia and the United States. By conducting research in different countries, we are able to research improvements in efficiencies across varying climates. The climate in Nebraska (extremely warm dry summers, extremely cold, windy winters), varies greatly to Georgia (hot, humid summers, cool, still winters) which varies greatly to Sydney (warm, humid summers, mild, windy winters).

We have partnered with leading design firms in both Australia and the United States to ensure the finished products can be deployed in different climates. By using global designers and vendors, it provides us the opportunity to seek to enhance the design to ensure success of the technology in all jurisdictions, climates and scenarios.

Complementing the Miners that we own and operate, we are actively conducting research and development into a suitable solution for liquid immersion for Miners, field-programmable gate array (“FPGA”) (which is an electronic device that includes digital logic circuitry you can program to customize its functionality), general-purpose computing on a GPU (which is the use of a GPU together with a CPU to accelerate computation in applications traditionally handled only by the CPU). We have our own proprietary tank design which it is currently in the process of commercializing.

In addition to the SHA-256-based Miner servers, we own several other GPU, CPU and FGPA based servers which we are utilizing to explore alternate computing use cases in several fields beyond Bitcoin mining.

Asset Management

We have a dedicated asset management business, which is operated through Cosmos Asset Management, which is involved in the ownership and management of digital assets and infrastructure, and which is the investment manager of the Bitcoin Access Wholesale Fund, a wholesale, unregistered managed investment scheme which invests in and holds Bitcoin for third party investors. This business leverages the existing knowledge and infrastructure of our digital asset business to provide its investors exposure to various investment opportunities.

Through a strategic partnership with Independent Reserve Pty Limited, one of Australia’s leading digital exchanges, Cosmos Asset Management has custody agreements and security procedures in place to manage the various risks with investing in digital assets. In addition, Cosmos Asset Management manages a dedicated business in distributed storage infrastructure.

As of April 30, 2021, the funds under management of the asset management business are approximately USD$6.70 million.

LO2A Business.

Through our holdings in the Wize Subsidiaries, we also have in-licensed certain rights to purchase, market, sell and distribute a formula known as LO2A, a drug developed for the treatment of dry eye syndrome (“DES”), and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). However, as part of the Cosmos Transaction, substantially all of the economic benefits of any successful monetization of our LO2A business, if any, will benefit only the holders of the CVRs and any contingent right holders.

Recent Developments.

Mawson owns 50% equity in Luna Squares LLC. Luna Squares LLC leases a one-acre lot in Georgia referred to as “Luna Squares” from the Development Authority of Washington County. The lease term was originally from May 1, 2020 until April 30, 2023. An amendment to the lease and exercise of option to lease was signed and in effect from February 23, 2021 (“Lease Amendment”). The Lease Amendment covers an additional 4 acres of the property, bringing the total to 5 acres under the lease. It also includes 5, 3-year extension options bringing the total lease period to run until 2038.

Mawson owns 20% equity in Distributed Storage Solutions Pty Ltd (DSS), and Australian private company operating a blockchain based decentralized storage business, based on the IPFS protocol. The business utilizes Filcoin as part of its operations to generate revenue. Mawson subscribed for 500,000 shares at AUD$1.00 per share. On April 22, 2021, DSS undertook a capital raise to third party investors in Australia at AUD$11.60 per share.

COVID-19.

The COVID-19 global pandemic has been unpredictable and unprecedented and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. We currently do not expect any material impact on our long-term development, operations, or liquidity due to the COVID-19 pandemic. However, we are actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and industry.

Results of Operations - Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	March 2021 Q1	March 2020 Q1
Revenues:
Cryptocurrency mining revenue	5,120,014	770,461
Sale of crypto currency mining equipment	1,877,613	-
Total revenues	6,997,627	770,461

Operating cost and expenses:
Cost of revenues	2,372,781	449,897
Selling, general and administrative	2,882,626	476,149
LO2A acquired IPR&D write down	23,963,050	-
Share based payments	14,795,403	-
Depreciation and amortization	1,314,899	1,357,485
Total operating expenses	45,328,759	2,283,531
Loss from operations	(38,331,132)	(1,513,070)
Other income (expense):
Realized gain (losses) on foreign currency transactions	1,028,621	(852)
Unrealized gain (losses) on foreign currency remeasurement	(1,690,303)	889,843
Realized gain (loss) on sale of digital currencies	93,613	(14,309)
Other income	379,128	108,895
Loss before income taxes	(38,520,073)	(529,493)
Income tax expenses	-	-
Net loss	(38,520,073)	(529,493)

Revenues

Cryptocurrency mining revenues for the three months ended March 31, 2021 and 2020 were $5.12 million and $770,461, respectively. For the three months ended March 31, 2021, this represented an increase of $4.35 million over the same three month period in 2020. The increase in mining revenue was primarily attributable to higher bitcoin values in the 2021 period, averaging $44,984 per coin as compared to $7,943 per coin in the 2020 period. Bitcoins produced and sold totaled 113.5 in 2021 as compared to 97.0 in the 2020 period.

Sales of cryptocurrency mining equipment for the three months ended March 31, 2021 were $1.88 million. No sales were recorded in the 2020 period. The revenue in 2021 was attributable to sale of earlier generation cryptocurrency mining equipment.

Operating Cost and Expenses

Our operating cost and expenses include cost of revenues; selling, general and administrative expenses; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: cost of mining hardware sold, and direct power costs related to cryptocurrency mining.

Cost of revenues for the three months ended March 31, 2021 and 2020 were $2.37 million and $449,897, respectively. The increase in cost of revenue was primarily attributable to: cost of cryptocurrency mining hardware sold of $1.42 million in the 2021 period; and an increase in power costs related to the increase in the deployment and operation of cryptocurrency mining hardware.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of: professional and management fees relating to accounting, audit, and legal: research and development; and general office expenses.

Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 were $2.88 million and $476,149, respectively. The increase in selling, general and administrative expenses were primarily attributable to: one off professional fees related to the Cosmos Transaction; and increases in expenses related to the increase in the scale of business operations.

LO2A writedown.

Upon consummation of the Reverse Asset Acquisition, where Mawson was determined to be the accounting acquiree, any value associated with the acquired in-process research and development (IPR&D) relating to the Mawson’s LO2A product candidates have been expensed in the consolidated statement of operations as there is no alternative future use and the fair value of the contingent obligation with respect to future revenues assessed as nil fair value given the planned disposal. This resulted in a one off expense of $23,963,050 calculated by reference to the purchase consideration. No expenses were recorded in the 2020 period.

Share based payments.

Share based payments consist of: the value of shares required to be issued to Incentive Compensation Program participants under the Cosmos Transaction Bid Implementation Agreement; and the value of warrants issued to HC Wainwright as a fee related to the acquisition by Mawson of Cosmos.

Share based payments expenses for the three months ended March 31, 2021 were $14.80 million. Share based payments were split between HC Wainwright $6.18 million and an accrual of $8.58 million for amounts related to the obligation of Mawson to issue RSU’s pursuant to the terms of the Bid Implementation Agreement for the Cosmos Transaction, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. No expenses were recorded in the 2020 period

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and modular data center (MDC) equipment.

Depreciation and amortization for the three months ended March 31, 2021 and 2020 were $1.31 million and $1.36 million, respectively. The decrease is primarily attributable to the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation, and that new machines which are being procured have not yet come in the ownership of the Company.

Other income (expenses)

Our other income (expenses) consists of: net realized gains (losses) on foreign currency transactions; net unrealized gains (losses) on foreign currency remeasurement; realized gains (losses) on sale of digital currencies; and other income. Other income consists of sales for hosting clients, investment management fees, unrealized fair value on investments and other minor income events.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss of $38.52 million for the three months ended March 31, 2021 compared to a net loss of $529,493 for the three months ended March 31, 2020.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the three months ended March 31, 2021, we financed our operations primarily through:

1.	entering into Securities Purchase Agreements (the “PIPE Agreements”) on December 31, 2020, with certain accredited investors (the “PIPE Investors”), whereby we agreed to sell to the PIPE Investors, in a private placement, an aggregate of 25 million shares of common stock for aggregate gross proceeds of $3.0 million;

2.	the issuance on March 9, 2021 of convertible notes with an aggregate principal amount of $21,442,694; and

3.	net cash provided by operating activities of $1.87 million.

Working Capital and Cash Flows

As of March 31, 2021 and December 31, 2020, we had $3.39 million and $1.11 million in cash and cash equivalents, respectively.

As of March 31, 2021, we had $1.31 million of outstanding short term loans, and as of December 31, 2020 we had $290,978 of short term loans. As of March 31, 2021, and at December 31, 2020, we had $14,000 of outstanding long term loans. The loans as of March 31, 2021, relate primarily to: the acquisition of cryptocurrency mining equipment, payable in full by February, 2022; and a Leveraged Account Agreement which lent Mawson 10 Bitcoin (see Note 5 in Item 1 of Part 1 of this Quarterly Report). The loan as of December 31, 2020, relates to a Paycheck Protection Program Loan. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan totals $14,000, and matures in 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing May 21, 2021. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. The Company used the entire amount for such qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan.

As of March 31, 2021 and December 31, 2020, we had positive working capital of $1.78 million and negative working capital of $463,345 , respectively. The increase in working capital was primarily attributable to: additional cash balances related to the Cosmos Transaction; and an increase in trade receivables related to the sale of cryptocurrency mining equipment to third parties.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$1,871,692	$(527,389)
Net cash provided by / (used in) investing activities	$(21,385,965)	$(267,418)
Net cash provided by (used in) financing activities	$21,285,694	$72,518

For the three months ended March 31, 2021 and 2020, net cash provided by/(used in) operating activities was $1.87 million and ($527,389), respectively. The increase in net cash provided by operating activities was primarily attributable to increased cryptocurrency sales revenue and revenue from the sale of mining equipment.

For the three months ended March 31, 2021 and 2020, net cash provided by investing activities was ($21.39) million and ($267,418), respectively. The increase in net cash used in investing activities was primarily attributable to the increase in the acquisition of cryptocurrency mining equipment.

For the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $21.29 million and $72,518, respectively. The increase in net cash provided by financing activities was primarily attributable mainly due to the issuance of convertible notes discussed in Note 5 of Item 1 of Part 1 of this Quarterly Report which his for the period ended March 31, 2021.

Outlook

According to management estimates, liquidity resources as of March 31, 2021 will be sufficient to maintain our planned level of operations for the next 12 months. However, we may need to raise additional funding or capital raising in order to purchase more equipment or expand operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

In connection with the Cosmos Transaction, we issued one CVR to each of our securityholders for each outstanding share of common stock of Mawson, and for each share of common stock of Mawson underlying other convertible securities and warrants, held immediately before the closing of the Cosmos Transaction.  Each CVR represents the right to receive a pro rata share of any consideration that we may receive in connection with any successful monetization of our LO2A business, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 to be repaid to us for amounts we spend in the development of the LO2A Technology at the request of the Holders’ Representative.

Other than the CVRs and the Contingent obligation in relation to LO2A, as of March 31, 2021, the Company did not have any other off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Significant Reliance on Key Individuals. There are significant manual processes involved in the Company’s accounting, management and control functions with limited segregation of duties and secondary review. This is not inconsistent with similar small fast growing organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and meet increased US GAAP/PCAOB/SOX/SEC registrant requirements. As well as the risk that compliance and other reporting obligations as a result of risk of management override are not adequately dealt with.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as March 31, 2021, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Changes in internal control over financial reporting

The Company is required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that our management maintain a system of internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It also requires that our management annually evaluate whether our internal control over financial reporting is effective at providing reasonable assurance and to disclose its assessment to investors.

Although the Company acquired and became the parent company of Cosmos in the Cosmos Transaction, with limited exceptions, the management team of Cosmos became the management team and became responsible for internal control over financial reporting upon completion of the Cosmos Transaction. Cosmos was an Australian registered Unlisted Public Company with limited accounting personnel and other resources with which to address our internal controls and procedures, and was not previously subject to the same requirements. The Company’s new management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us. If our new management is not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our stock.

In addition, as a smaller reporting company and non-accelerated filer, the Company is not subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. However, as the Company grows, it may become subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

If the Company fails to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of common stock. In addition, a material weakness in the effectiveness of internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Since March 9, 2021, with the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the period covered by this Quarterly Report on Form 10-Q, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	We have developed entity level and process level controls with respect to the preparation and review of our consolidated financial statements. We have developed process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. We are in the process of testing and validating these controls. At this time, we cannot state whether these controls will prove to be effective.

●	We are currently working to write policies and procedures to ensure the effective design and operation of general IT controls over our financial reporting systems We have not yet completed our development, implementation and testing of these controls. At this time, we cannot state whether these controls will prove to be effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of our business.  However, as of May 19, 2021, we are unaware of any material pending legal proceedings.

Item 1A. Risk Factors

In light of recent developments related to the Cosmos Transaction, the Company is supplementing the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, to include the following risk factors.

Summary of Risk Factors

The following constitutes a summary of the material risks relevant to an investment in our company:

Risks Relating to our Digital Asset Infrastructure Business through Cosmos

Both we (collectively) and Cosmos (individually) have incurred operating losses since inception and anticipates continuing to incur substantial operating losses in the near future.

We have historically incurred net losses, including net losses of approximately $10.42 million and $3.45 million for the years ended December 31, 2020 and 2019, respectively. As at December 31, 2020, we had an accumulated deficit of approximately $39.22 million. Similarly, and not included in the forgoing, Cosmos has incurred net and operating losses since its inception in May 2019, including net losses of approximately $5.06 million and operating losses of approximately $4.93 million for the year ended December 31, 2020. Even with the change of our primary business away from our historical LO2A Business to the digital asset infrastructure business of Cosmos, we do not know whether or when we will become profitable and we expect to continue to incur losses for the near future, and these losses will likely increase as we pursue our growth strategy. No certainty exists that we will become profitable and, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We may be unable to raise additional capital needed to grow our business.

We will likely continue to operate at a loss, at least until our business strategy is implemented, or if cryptocurrency prices decline, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect us.

Currently, there is relatively small use of Bitcoins and other cryptocurrencies in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us. Cryptocurrencies are a relatively new concept and asset class, so there is still some degree of uncertainty and pessimism about their use and whether their popularity will gain further traction is difficult to predict. If the popularity and use of cryptocurrencies diminish and leads to their value decreasing, our business, financial condition, results of operations and prospects may be materially adversely affected.

To the extent that the digital asset exchanges representing a substantial portion of the volume in digital asset trading are involved in fraud or experience security failures or other operational issues, such digital asset exchanges’ failures may result in a reduction in the price of some or all digital assets and can adversely affect us.

The digital asset exchanges on which the digital assets trade are new and, in most cases, largely unregulated. Furthermore, many digital asset exchanges (including several of the most prominent USD denominated digital asset exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

A lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the digital asset networks and result in greater volatility in digital asset values. These potential consequences of a digital asset exchange’s failure could materially adversely affect our business, financial condition, results of operations and prospects.

Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect us.

Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect us. For example, with respect to Bitcoins networks, a small group of individuals contribute to the Bitcoin Core project on GitHub.com. This group of contributors is currently headed by Wladimir J. van der Laan, the current lead maintainer. These individuals can propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners.

To the extent that a significant majority of the users and miners on the Bitcoin network install such software upgrade(s), the Bitcoin network would be subject to new protocols and software that could materially adversely affect our business, financial condition, results of operations and prospects. In the event a developer or group of developers proposes a modification to the Bitcoin network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result. This is known as a “hard fork.” In such a case, the “hard fork” in the blockchain could materially and adversely affect the perceived value of digital assets as reflected on one or both incompatible blockchains, which may materially adversely affect our business, financial condition, results of operations and prospects.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could materially adversely affect our business, financial condition, results of operations and prospects.

A failure to properly monitor and upgrade the Bitcoin network protocol could damage the Bitcoin network and adversely affect us.

The open-source structure of the cryptocurrencies network protocols means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network which we are mining could materially adversely affect our business, financial condition, results of operations and prospects.

The incentive for Bitcoin mining may decrease over time as the reward decreases.

A Bitcoin halving occurs when block rewards, or the number of Bitcoins entering circulation whenever a block is produced (approximately every 10 minutes), is reduced by half. This means a new Bitcoin will be subsequently issued half as fast as before. This occurs on a schedule built into Bitcoin’s programming and happens every 210,000 blocks with the purpose being to issue the total supply into the market less frequently over time. This supply effect increases Bitcoin’s scarcity, which has, historically, increased its price. When Bitcoin first started, 50 Bitcoins were rewarded to miners per block produced. The reward was decreased over the years and, to date, following the last halving event in May 2020, the block reward is 6.25 Bitcoins per block. Halving events will continue until the block reward reaches zero. The process will end with a predetermined total of 21 million Bitcoins, estimated to be around the year 2140. Although, at each prior halving event, the short-term subsequent effect on the Bitcoin price has been an increase in price, this trend may not continue in the future and may have a reverse effect on the Bitcoin price, in which case, our business, financial condition, results of operations and prospects may be materially adversely affected.

If the award of digital assets for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending hashrate to solve blocks and confirmations of transactions on the blockchain could be slowed temporarily.

Bitcoin miners record transactions when they solve for and add blocks of information to the blockchain. When a miner solves for a block, it creates that block, which includes data relating to (i) the solution to the block, (ii) a reference to the prior block in the blockchain to which the new block is being added and (iii) all transactions that have occurred but have not yet been added to the blockchain. The miner becomes aware of outstanding, unrecorded transactions through the data packet transmission and propagation discussed above. Typically, Bitcoin transactions will be recorded in the next chronological block if the spending party has an internet connection and at least one minute has passed between the transaction’s data packet transmission and the solution of the next block. If a transaction is not recorded in the next chronological block, it is usually recorded in the next block thereafter.

As the award of new digital assets for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward on the Bitcoin network for solving a new block is six and a quarter (6.25) Bitcoins per block (the reward decreased from twelve and a half (12.5) Bitcoin in May 2020). It is estimated that it will halve again in about 4 years from 2020. This reduction may result in a reduction in the aggregate hashrate of the Bitcoin network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the aggregate hashrate on the Bitcoin network. Periodically, the Bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the Bitcoin network protocol.

More significant reductions in aggregate hashrate on digital asset networks could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of any digital asset network may negatively impact the value of digital assets, which will adversely impact our business, financial condition, results of operations and prospects.

An increase in transaction fees could reduce the price or digital assets.

If fees increase for recording transactions on the Bitcoin network, demand for cryptocurrencies may decrease and prevent the expansion of the network to retail merchants and commercial businesses, resulting in a reduction in the price of digital assets that could adversely affect our business, financial condition, results of operations and prospects.

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that could adversely impact Cosmos.

Over the past two years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation servers. Currently, new processing power brought onto the digital asset networks is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market, whereas it is believed that individual miners in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold into the digital asset exchange market more rapidly, thereby potentially reducing digital asset prices. Lower digital asset prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable and remove mining power from the respective digital asset network. The network effect of reduced profit margins resulting in greater sales of newly mined digital assets could result in a reduction in the price of digital assets that could adversely impact our business, financial condition, results of operations and prospects.

Digital assets such as Bitcoin are likely to be regulated as securities or investment securities.

Digital assets and cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Although we do not believe Cosmos’ mining activities require registration by Cosmos to conduct such activities and accumulate digital assets, the SEC, the Commodity Futures Trading Commission (“CFTC”), Nasdaq or other governmental or quasi-governmental agency or organization may conclude that Cosmos’ activities involve the offer or sale of “securities”, or ownership of “investment securities”, and Cosmos may face regulation under the Securities Act of 1933, as amended (the “Securities Act”) or the Investment Company Act. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on business, financial condition, results of operations and prospects of Cosmos. Currently in Australia, Bitcoin in and of itself is not a financial product nor are digital assets regarded as money or currency for the purpose of Australian corporations law. The effect of any future regulatory change on digital assets or an entity dealing in or holding digital assets is impossible to predict, but such change could be substantial and adverse to the returns sought by us.

While Bitcoin is presently legal in Australia and the U.S., it may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoins in one or more other countries.

Regulatory changes or interpretations could cause us (or any of our related entities) to register and comply with new regulations, resulting in potentially extraordinary, recurring or non-recurring expenses to those holding digital assets.

Global climate change and related environmental regulations may have an adverse effect on our business operations and financial position.

The constant discussion surrounding climate change and its effect on the environment such as changes in rainfall, weather patterns, water supplies and shortages, sea level and changing temperatures could have an adverse effect on our operations and financial performance.

Extreme weather events may:

●	cause damage to one or more of our modular data centres (that houses our Miners) and therefore reduce our ability to maximize the performance of the Miners;

●	affect the delivery times of equipment ordered from our manufacturers and therefore impacting our financial forecasts which were scheduled for a certain period of time.

There has been recent commentary about cryptocurrency mining and its impact on the environment and it seems that Governments and related government bodies are introducing or contemplating legislative and regulatory changes in response to various climate change interest groups.

Any legislative changes regarding climate change could add significant burden and costs to our business, including costs related to making our energy consumption more efficient and lower impact on the environment environmental monitoring and reporting, and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding cryptocurrency and the apparent effects on the environment.

If regulatory changes or interpretations of our activities require us or any of our affiliates to register as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to register and comply with such regulations. If regulatory changes or interpretations of our activities require the licensing or other registration as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek license or otherwise register and comply with such state law. In the event of any such requirement, to the extent we decide to continue, the required registrations, licenses and regulatory compliance steps may result in extraordinary, non-recurring expenses to us and even in a decision to cease our digital asset infrastructure operations.

To the extent that our activities cause us to be deemed an MSB under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), a unit of the U.S. Treasury Department focused on money laundering under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate we implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. In addition, to the extent that our activities cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of Bitcoin and other digital assets. Cosmos will continue to monitor for developments in such legislation, guidance or regulations.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly adversely affecting our business, financial condition, results of operations and prospects. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate our business. Any such action may materially adversely impact our business, financial condition, results of operations and prospects.

Current interpretations require the regulation of Bitcoins under the Commodity Exchange Act (“CEA”) by the CFTC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoins are treated for classification and clearing purposes. In particular, Bitcoin derivatives are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoins under the law.

Bitcoins have been deemed to fall within the definition of a commodity and we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our business, financial condition, results of operations and prospects. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect our business, financial condition, results of operations and prospects.

If regulatory changes or interpretations require the regulation of Bitcoins under the Securities Act and Investment Company Act by the SEC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us and we may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us.

Current and future legislation and the SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoins are treated for classification and clearing purposes. The SEC’s July 25, 2017 Report expressed its view that digital assets may be securities depending on the facts and circumstances. As of the date of this report/information statement, we are not aware of any rules that have been proposed to regulate Bitcoins as securities. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoins under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our business, financial condition, results of operations and prospects. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect our business, financial condition, results of operations and prospects.

To the extent that digital assets, including Bitcoins and other digital assets we may own, are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of the combined company as an investment company. Additionally, one or more states may conclude Bitcoins and other digital assets we may own as a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not be able to comply. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our business, financial condition, results of operations and prospects. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of its operations. Any such action would likely adversely affect our business, financial condition, results of operations and prospects and investors may suffer a complete loss of their investment.

Political or economic crises may motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect us.

As an alternative to fiat currencies that are backed by central governments, digital assets such as Bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in their value and could adversely affect our business, financial condition, results of operations and prospects.

Mining equipment is likely to breakdown or fail.

It is likely that the miners and related mining equipment used to mine digital assets will breakdown and may not function at any given time. Any downtime of the miners and mining equipment will have a direct impact on us as they would not be performing their role, that is, solving hashes and receiving a block reward. This would therefore decrease our revenue.

Electricity costs often determine the profitability of our digital asset infrastructure business.

Electricity (or “consumption”) costs is a major factor which will determine whether our digital mining activities are profitable and viable. Digital mining consumes a significant amount of electricity. The financial modelling of our digital asset infrastructure business is based on certain assumptions, one of those being that its electricity costs per kilowatt (in the US) remains within a certain price range because its miners are located in the U.S. Electricity prices are subject to change. Certain economic and regulatory changes (in the U.S.) could occur (beyond our control) to drive up the costs of electricity to a point that we are unwilling to pay or unable to maintain, based on its financial modelling and this would significantly impact the profitability and viability of our business.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We frequently liquidate cryptocurrencies held and keep a minimum number of cryptocurrencies in our possession so as to minimize our risks against theft, loss, destruction or other issues relating to hackers and technological attack. We believe that we may become a more appealing target of security threats as the size of our Bitcoin holdings grow. To the extent that we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect our business, financial condition, results of operations and prospects.

Security threats could result in a loss of digital assets, or damage to our reputation and brand, each of which could adversely affect us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our digital assets. Any breach of our infrastructure could result in damage to our reputation which could adversely affect our business, financial condition, results of operations and prospects. Furthermore, we believe that, as our assets grow, we may become a more appealing target for security threats such as hackers and malware.

We frequently liquidate cryptocurrencies held and keep a minimum number of cryptocurrencies in our possession so as to minimize our risks and safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, this security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data or Bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of its security system could be harmed, which could adversely affect our business, financial condition, results of operations and prospects. In the event of a security breach, we may also be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect us.

A loss of confidence in our security system, or a breach of our security system, may adversely affect our business.

We will take measures to protect our self and our digital assets from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of its digital assets. A security breach could harm our reputation or result in the loss of some or all of our digital assets. A resulting perception that our measures do not adequately protect our digital assets could adversely affect our business, financial condition, results of operations and prospects.

Digital asset transactions are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect our business.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the respective digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. Although our transfers of digital assets will regularly be made to or from vendors, consultants, services providers, etc. it is possible that, through computer or human error, or through theft or criminal action, our digital assets could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received its digital assets through error or theft, we will be unable to revert or otherwise recover incorrectly transferred digital assets. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect our business, financial condition, results of operations and prospects.

The limited rights of legal recourse against us, and our lack of insurance protection expose us to the risk of loss of our digital assets for which no person is liable.

The digital assets we hold are not insured. Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our business, financial condition, results of operations and prospects.

Digital assets we hold are not subject to FDIC or SIPC protections.

We do not hold its digital assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our digital assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

We may not have adequate sources of recovery if our digital assets are lost, stolen or destroyed.

If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy its claim. For example, as to a particular event of loss, the only source of recovery we have might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim by us.

The sale of our digital assets to pay expenses at a time of low digital asset prices could adversely affect our business.

We may sell digital assets to pay expenses on an as-needed basis, irrespective of then-current prices. Consequently, our digital assets may be sold at a time when the prices on the respective digital asset exchange market are low, which could adversely affect our business, financial condition, results of operations and prospects.

We rely on a small number of key people, the loss of which could have a significant impact on us.

The responsibility of the direction and operation of our business relies heavily on a small number of key people, including CEO James Manning and COO, Liam Wilson. If any of our key employees or service providers cease their involvement in our business or, in the unfortunate situations one or more of them are seriously injured or dies, this loss would have a significant and likely adverse impact on us.

Our results of operations may be negatively impacted by the coronavirus outbreak.

In December 2019, the novel coronavirus, or COVID-19, surfaced globally. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak. The impacts of the outbreak are unknown and rapidly evolving. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In Australia, federal, state and local governments have enacted restrictions on travel, gatherings, and workplaces, with exceptions made for essential workers and businesses. As of the date of this report/information statement, our digital asset infrastructure business has not been declared an essential business. As a result, we may be required to substantially reduce or cease operations in response to governmental action or decree as a result of COVID-19.

Failure to effectively manage our growth could place strains on its managerial, operational and financial resources and could adversely affect its business and operating results.

As our digital asset infrastructure operations grow, the administrative demands upon us will grow, and our success will depend upon our ability to meet those demands. We are organized as a holding company, with numerous subsidiaries. Both the parent company and each of our subsidiaries require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

We have potential risks in connection with growth and acquisitions.

Our future growth may depend in part on our ability to acquire patented technologies or potential target companies that have synergies with our business activities. Such acquisitions are subject to numerous risks, including, but not limited to the following:

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty integrating the operations, technology and personnel of the acquired entity including achieving anticipated synergies;

●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

●	difficulty in maintaining controls, procedures and policies during the transition and monetization process;

●	diversion of our management’s attention from other business concerns; and

●	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that our management maintain a system of internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It also requires that our management annually evaluate whether our internal control over financial reporting is effective at providing reasonable assurance and to disclose its assessment to investors. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting. As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as March 31, 2021, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Although we acquired and became the parent company of Cosmos in the Cosmos Transaction, with limited exceptions, the management team of Cosmos became our management team and became responsible for our internal control over financial reporting upon completion of the Cosmos Transaction. Cosmos was an Australian registered Unlisted Public Company with limited accounting personnel and other resources with which to address our internal controls and procedures and was not previously subject to the same requirements. Our new management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us. If our new management is not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our stock.

In addition, as a smaller reporting company and non-accelerated filer, we are not subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. However, as we grow, we may become subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, we identified a material weakness in the effectiveness of our internal control over financial reporting which could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

We may not continue to meet OTC listing requirements

As of March 16, 2021, we received notice from OTC Markets Group (OTC) that we have failed to have a public float greater than 10% of our total shares outstanding, a requirement under Section 1.1.1(C) of OTCQB Standards, which would if not rectified within 30 days may result in our shares ceasing to trade on the OTCQB marketplace. We have submitted a plan to cure this deficiency, which the OTC accepted, and which gives us until June 30, 2021 to rectify the issue. This plan involves filing a registration statement on Form S-1 to register the shares issued in the Cosmos Transaction and in the PIPE, and such registration is required by the terms of the Cosmos Transaction and the PIPE, however, if we are unable to file and have the registration made effective by June 30, 2021, we may not be in compliance with the OTC listing requirements and are shares may cease to trade on the OTCQB marketplace.

Risks Relating to the LO2A Business

With respect to risks relating to our LO2A Business, please see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference into this information statement. See “Where You Can Find More Information.” However, since the Cosmos Transaction is completed, many of these risks will be (i) primarily related to the likelihood of our ability to successfully enter into any LO2A Transaction and, if we do, the terms thereof, which will mostly affect the holders of CVRs, and (ii) immaterial to the operation of the post-closing combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

10.1*	Lease Agreement between Luna Squares LLC (FKA Innovative Preperty Management, LLC) and The Development Authority of Washington County dated May 1, 2020
10.2*	First Amendment to Lease Agreement and Exercise of Option to Lease an Additional Four Adjoining Acres between Luna Squares LLC (FKA Innovative Property Management, LLC) and The Development Authority of Washington County dated February 23, 2021.
10.3*	International Sales Contract No:ZY0220211061 between Cosmos Infrastructure LLC and Canaan Convey Co., Ltd. dated February 5, 2021
10.4*	International Sales Contract NoZY0220211163 between Cosmos Infrastructure LLC and Canaan Convey Co., Ltd. dated March 26, 2021
10.5*	Equipment Purchase and Finance and Security Agreement with Foundry Digital LLC.
10.6*	Amendment To The Equipment Finance And Security Agreement Dated February 5, 2021
10.7*	Second Amendment To The Equipment Finance And Security Agreement Dated April 1, 2021
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: May 19, 2021	By:	/s / James Manning
James Manning, Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2021	By:	/s/ Or Eisenberg
Or Eisenberg, Chief Financial Officer
(Acting Principal Financial and Accounting Officer)