Form 10-Q
period 2021-06-30
Mawson Infrastructure Group Inc.
filed 2021-08-10
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

 +61 2 8624 6130

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 4, 2021, the issuer had a total of 539,192,684 shares of common stock, par value $.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,614,435	$1,112,811
Prepaid expenses	384,687	11,500
Trade and other receivables	473,436	615,145
Cryptocurrencies	2,664	15,061
Total current assets	4,475,222	1,754,517
Property and equipment, net	15,581,357	7,015,285
Equipment deposits	13,018,320	-
Equity accounted investments	210,754	-
Security deposits	1,418,369	969,423
Operating lease right-of-use asset	32,753	41,703
Trademarks	-	15,813

TOTAL ASSETS	$34,736,775	$9,796,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$4,256,143	$1,882,247
Lease liability	34,980	44,637
Borrowings	991,524	290,978
Total current liabilities	5,282,647	2,217,862
Paycheck protection program loan	14,000	14,000
TOTAL LIABILITIES	5,296,647	2,231,862

Common stock (800,000,000 authorized, 539,192,684 issued and outstanding $0.001 par value shares). Series A preferred stock (1,000,000 authorized shares; 178 issued and outstanding at 30 June 2021)

Contingencies

Shareholders’ equity:
Additional paid-in capital	86,679,724	35,110,000
Share subscription receivable	-	(16,690)
Accumulated other comprehensive income (loss)	(6,038,270)	(1,341,826)
Accumulated deficit	(51,108,458)	(26,159,539)
TOTAL SHAREHOLDERS’ EQUITY	29,532,996	7,591,945
Non-controlling interest	(92,868)	(27,066)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,736,775	$9,796,741

The accompanying notes are an integral part of these consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Cryptocurrency mining revenue	5,664,629	1,121,851	10,878,255	1,892,311
Sale of crypto currency mining equipment	280,038	-	2,157,651	-
Total revenues	5,944,667	1,121,851	13,035,906	1,892,311

Operating cost and expenses:
Cost of revenues	294,140	837,714	2,666,921	1,287,611
Selling, general and administrative	4,161,256	522,361	7,043,881	998,514
LO2A write backs	-	-	23,963,050	-
Share based payments	5,559,495	-	20,354,897	-
Depreciation and amortization	2,533,242	1,098,079	3,848,142	2,455,564
Total operating expenses	12,548,133	2,458,154	57,876,891	4,741,689
Loss from operations	(6,603,466)	(1,336,303)	(44,840,985)	(2,849,378)
Other income (expense):
Realized gain/(losses) on foreign currency transactions	(181,768)	(187)	846,852	(1,039)
Unrealized gain/(losses) on foreign currency remeasurement	121,021	(722,875)	(1,569,277)	166,969
Realized gain/(loss) on sale of digital currencies	-	5,508	-	(8,800)
Other income	315,353	-	694,480	108,895
Loss before income taxes	(6,348,860)	(2,053,857)	(44,868,930)	(2,583,353)
Income tax expenses	-	-	-	-
Net Loss	(6,348,860)	(2,053,857)	(44,868,930)	(2,583,353)

Loss attributable to Non-Controlling interest	(108,937)	-	(65,802)	-
Net Loss attributed to Mawson Infrastructure Group shareholders	(6,239,923)	(2,053,857)	(44,803,128)	(2,583,353)

Net Loss per share, basic & diluted	$(0.013)	$(0.300)	$(0.095)	$(0.385)
Weighted average number of shares outstanding	502,642,831	6,847,465	472,987,017	6,847,465

The accompanying notes are an integral part of these consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non-controlling interest	Total Equity

Balance as of March 31, 2021	178	0	-	-	486,439,469	486,440	(16,690)	80,638,319	(5,957,154)	(44,911,673)	30,239,242	16,069	30,255,311
Issuance of common stock (@A$8.75)	-	-	-	-	2,000	13,173	-	-	42,502	-	55,675	-	55,675
Share based payment (@A$8.75)	-	-	-	-	3,429	22,582	-	-	-	-	22,582	-	22,582
Share based payments W Capital	-	-	-	-	8,250,000	5,535,900	-	-	-	-	5,535,900	-	5,535,900
Comprehensive loss	-	-	-	-	-	-	-	-	(123,618)	(6,196,785)	(6,320,403)	(108,937)	(6,429,340)

Balance as of June 30, 2021	178	0	-	-	494,694,898	6,058,095	(16,690)	80,638,319	(6,038,270)	(51,108,458)	29,532,996	(92,868)	29,440,128

For the Three Months Ended June 30, 2020

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non-controlling interest	Total Equity

Balance as of March 31, 2020	-	-	6,578,672	9,198,568	-	-	-	-	(1,185,739)	(1,976,585)	6,036,244	-	6,036,244
Issuance of common stock, net of offering costs	-	-	268,793	-	-	-	-	1,633,489	-	-	1,633,489	-	1,633,489
Comprehensive gain / (loss)	-	-	-	-	-	-	-	-	877,134	(2,053,858)	(1,176,724)	-	(1,176,724)

Balance as of June 30, 2020	-	-	6,847,465	9,198,568	-	-	-	1,633,489	(308,605)	(4,030,443)	6,493,009	-	6,493,009

For the Six Months Ended June 30, 2021

	Series A Preferred Stock (#)	Common Shares (#)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non-controlling interest	Total Equity

Balance as of December 31, 2020	-	7,539,275	-	-	(16,690)	15,298,926	(1,341,826)	(6,348,465)	7,591,945	(27,066)	7,564,879
Exchange of common stock of Cosmos Capital Limited for common stock of Wize Pharma Inc., adjusted to reflect the Exchange Ratio	178	(7,539,275)	428,270,616	428,271	-		-	-	428,271	-	428,271
Acquisition of Wize Pharma Inc.	-	-	33,052,951	33,053	-	(5,436,541)	-	-	(5,403,488)	-	(5,403,488)
Issuance of Common stock of Mawson Infrastructure Group, Inc., in a PIPE transaction upon the consummation of the Business Combination	-	-	25,000,000	25,000	-	2,975,000	-	-	3,000,000	-	3,000,000
Issuance of 28,012,364 mandatorily convertible notes by Cosmos Capital, net of $1,268,093 of offering costs	-	-	-	-	-	20,441,761	-	-	20,441,761	-	20,441,761
Issuance of 8,710,982 warrants over Common Stock of Mawson Infrastructure Group, Inc., at the Common Stock price of $0.79	-	-	-	-	-	6,881,676	-	-	6,881,676	-	6,881,676
Exercise of 115,902 warrants for Mawson Infrastructure Group, Inc. Common Stock	-	-	115,902	116	-		-	-	116	-	116
Fair value of IPR&D acquired, net of Business Combination transaction costs	-	-	-	-	-	24,765,831	-	-	24,765,831	-	24,765,831
Issuance of RSUs and stock options	-	-	-	-	-	10,270,803	-	-	10,270,803	-	10,270,803
Fair value adjustment of LO2A intellectual property revenue sharing obligation	-	-	-	-	-	5,440,863	-	-	5,440,863	-	5,440,863

Issuance of common stock (@A$8.75)	-	-	2,000	13,173	-	-	42,502	-	55,675	-	55,675
Share based payment (@A$8.75)	-	-	3,429	22,582	-	-	-	-	22,582	-	22,582
Share based payments W Capital	-	-	8,250,000	5,535,900	-	-	-	-	5,535,900	-	5,535,900
Comprehensive loss	-	-	-	-	-	-	(4,738,946)	(44,759,993)	(49,498,939)	(65,802)	(49,564,741)

Balance as of June 30, 2021	178	-	494,694,898	6,058,095	(16,690)	80,638,319	(6,038,270)	(51,108,458)	29,532,996	(92,868)	29,440,128

For the Six Months Ended June 30, 2020

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non-controlling interest	Total Equity

Balance as of December 31, 2019	-	-	6,578,672	9,093,549	-	-	-	-	(217,003)	(1,447,092)	7,429,454	-	7,429,454
Issuance of common stock, net of offering costs	-	-	268,793	105,019	-	-	-	1,633,489	-	-	1,738,508	-	1,738,508
Comprehensive gain / (loss)	-	-	-	-	-	-	-	-	(91,602)	(2,583,351)	(2,674,954)	-	(2,674,954)

Balance as of June 30, 2020	-	-	6,847,465	9,198,568	-	-	-	1,633,489	(308,605)	(4,030,443)	6,493,009	-	6,493,009

The accompanying notes are an integral part of these consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(44,868,930)	(2,583,351)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and amortization	3,848,141	2,455,565
LO2A write offs	23,963,050	-
Investment income	131,056	-
Interest expense	714,701	-
Interest paid	(60,697)	-
Share based payments	20,354,898	-
Write-off of fixed assets	307,100	-
Unrealized gain (losses) on foreign currency remeasurement	1,569,278	(29,894)
Change in assets and liabilities
Prepaid expenses	(373,187)	(63,428)
Trade and other receivables	141,709	612,330
Cryptocurrencies	12,398	(19,809)
Security deposits	(448,946)	(1,526)
Trade and other payables	2,373,896	(310,642)
Net cash provided by operating activities	7,664,467	59,245
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale and purchase of property and equipment	(12,705,500)	-
Payment of fixed asset deposits	(13,018,320)	(718,739)
Investment in financial assets	(341,810)	(6,849)
Net cash used in investing activities	(26,065,630)	(725,588)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common share issuances	1,334,157	2,023,065
Unit redemptions	-	-
Proceeds from convertible notes	21,487,391	-
Payments of capital issuance costs	(2,229,096)	-
Proceeds from borrowings	1,423,064	-
Advances made to external companies	(42,210)	-
Payments of borrowings	(722,518)	167,627
Net cash provided by financing activities	21,250,788	2,190,692
Effect of exchange rate changes on cash and cash equivalents	(348,001)	-
Net increase in cash and cash equivalents	2,501,624	1,524,349
Cash and cash equivalents at beginning of period	1,112,811	579,277
Cash and cash equivalents at end of period	3,614,435	2,103,626

The accompanying notes are an integral part of these consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

General

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “the Group”), formally known as Wize Pharma, Inc was incorporated in the State of Delaware.

The accompanying unaudited interim condensed consolidated financial statements, including the results of the Company’s subsidiaries, Mawson Infrastructure Group Pty Ltd (formerly known as Cosmos Capital Limited) (“ Mawson AU”)) and its subsidiaries: Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos Grid Tech Pty Ltd, Cosmos Asset Management Pty Ltd, and Luna Squares LLC (formerly known as Innovative Property Management LLC) (collectively referred to as the “Group”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Since Mawson acquired Mawson AU on March 9, 2021, it has managed most of its activity through Mawson Infrastructure Group Pty Ltd (formerly known as Cosmos Capital Limited), an Australian incorporated company, and its subsidiaries, Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos Grid Tech Pty Ltd, Cosmos Asset Management Pty Ltd, and Luna Squares LLC (formerly known as Innovative Property Management LLC).

Since the acquisition of Mawson AU, Mawson has been treated as the acquiree, with Mawson AU being the acquirer. The result of which is that these financial statements are taken to be a continuation of the Mawson AU financial statements, with Mawson incorporated within the acquisition. For discussion regarding this acquisition and treatment (also referred to as either the “Mawson AU Transaction” or the “Cosmos Transaction”) please refer to the prior quarter form 10Q filed on May 19, 2021, under Note 2: Reverse asset acquisition.

Mawson, through its subsidiary Mawson AU, is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (MDCs) based in the United States. As at June 30, 2021 Mawson AU currently owns and has ordered 18,332 Miners specifically focused on the SHA-256 algorithm, from a variety of manufacturers, including Bitmain Technology Holding Company (“Bitmain”), Canaan Creative (HK) Holdings Limited (“Canaan”) and Shenzhen MicroBT Electronics Technology Co., Ltd (“Whatsminer”). As at June 30, 2021, the operational Miners produce up to 296 Petahash of computing power, with a total capacity upon deployment of all ordered equipment to produce up to a total capacity upon deployment of all ordered equipment to produce up to 1,483 Petahash.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and basis of preparation

These consolidated, condensed interim financial statements should be read in conjunction with the audited consolidated financial statements for Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) and subsidiaries as of December 31, 2020, and the notes thereto, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. The results of the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2021. These consolidated condensed interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

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

References in these notes to the “Company” as of a date prior to March 9, 2021, are references to Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) and its subsidiaries, not Mawson Infrastructure Group Inc. and its subsidiaries. On March 9, 2021, Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) was acquired by the Company. For accounting purposes, this was accounted for as a reverse asset acquisition with Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty) as the accounting acquirer (refer to significant accounting policies below). The consolidate results of the Company are reported in U.S. Dollars and include the operations of all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Critical Accounting Policies

Critical accounting policies are described in the footnotes to the consolidated financial statements for Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) and subsidiaries as of December 31, 2020, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. There have been no changes to critical accounting policies in the three months period ended June 30, 2021 other than as a result of changes to operations as described below.

Reverse Asset Acquisition

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) in a scrip for scrip exchange. This transaction has been accounted for as a reverse asset acquisition. Full details of the transaction and the impact are included in the Company’s Form 10Q filed May 19, 2021. This transaction reverse asset acquisition and the associated impact is referred to as the Cosmos Transaction.

Share based payments

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company was required to make Share based payments consisting of up to 40,000,000 shares required to be issued under an Incentive Compensation Program and warrants issued to HC Wainwright as a fee related to the acquisition by Mawson of Mawson AU. In addition, Mawson AU had an outstanding obligation to W Capital Advisors Pty Ltd (“W Capital”) for options over the equity of Mawson AU which was terminated for consideration of warrants over the Company’s shares being issued to W Capital.

Share based payments expenses for the three months ended June 30, 2021 were $5.56 million which related to the W Capital Warrants fair value uplift.

Equity accounted investments

Mawson subscribed for 500,000 shares in Distributed Storage Solutions Pty Ltd (DSS) at AUD$1.00 per share on March 1, 2020. As at June 30, 2021, Mawson held 20.06% of the equity in DSS, an Australian private company operating a blockchain based decentralized storage business, based on the IPFS protocol. This investment has been equity accounted, as the company has assessed that is has significant influence over the operations of the investee.

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

Revenue recognition – equipment sales

In Q2 2021 the Company earned revenues from the sale of earlier generation cryptocurrency mining units and modular data centers that have been assembled or refurbished for resale (collectively “Hardware”). Revenue from the sale of Hardware is recognized when all of the following conditions are satisfied: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, (iv) payment is received. At the date of sale, the net book value is expensed in cost of revenues.

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment. The Company compares the book value of digital currencies held to the prevailing market price at each reporting period.

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

The following table presents the activities of the digital currencies of the three months and six months ended June 30, 2021;

BTC Held	Three months to June 30, 2021	Six months to June 30, 2021
Opening Digital currencies	10.29	0.52
Additions of digital currencies	127.00	250.22
Sale of digital currencies	(137.28)	(250.74)
Digital currencies at June 30, 2021	0.01	0.01

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2021 and 2020 are as follows:

	As at June 30,
	2021	2020
Warrants to purchase common stock	16,987,269	-
Restricted Stock-Units (“RSU”) issued under a management equity plan	40,000,000	-
Mandatorily convertible notes which exchange into common stock	63,626,903	-
	120,614,172	-

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net Loss attributable to common shareholders	$(6,348,860)	$(2,053,857)	$(44,868,930)	$(2,583,353)

Denominator:
Weighted average common shares - basic and diluted	502,642,831	6,847,465	472,987,017	6,713,069

Loss per common share - basic and diluted	$(0.013)	$(0.300)	$(0.095)	$(0.385)

Comparative weighted average common shares have been revised by the ratio of Mawson AU to the Company shares exchanged in the reverse asset acquisition in March 2021.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to the consolidated financial statements for Cosmos Capital Limited (now knows as Mawson Infrastructure Group Pty Ltd) and subsidiaries as of December 31, 2020, and the notes thereto, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. Recent accounting pronouncements include.

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

On February 5, 2021, the Company entered into a Long-Term Purchase Contract with Canaan Convey Co Ltd (“Canaan”) for the purchase of 11,760 next generation Avalon A1246 ASIC Miners (Avalon). The purchase price per unit is $2,889 for a total purchase price of $33,974,640 (the “Canaan Transaction”). There will be a final adjustment to the purchase price in the last delivery due in March 2022 based on the actual tera hash delivered, based on the agreed price per tera hash under the terms of the contract.

The details of the Canaan Transaction were set out in our Form 10Q filed on May 19, 2021. During the period, the Company paid:

a)	$1,058,000 during March, 2021 for 588 miners

b)	$1,058,000 during April, 2021 for 588 miners

c)	$1,905,120 during June, 2021 for 1,176 miners

As a result of payments pursuant to the transaction, Canaan delivered 1,764 Miners in the 3 months ended June 30, 2021. The Company recognized these delivered assets as Property and Equipment on the consolidated balance sheet when the transfer of risk and title occurs for each shipment (i.e., the Miners have been delivered by Canaan to the agreed-upon port of loading in China).

On March 26, 2021, the Company acquired 1,000 Canaan A1166, and resold 200 units, as set out in our Form 10Q filed on May 19, 2021. The Company recognized these 800 delivered assets as Property and Equipment on the consolidated balance sheet during May 2021.

As of June 30, 2021, approximately $13.02 million cash paid for Miners was recorded as a deposit on the balance sheet.

The Company’s depreciation and amortization expense for the three months ended 30 June 2021 and 2020 were $2.53m and $1.10m respectively. The Company’s depreciation and amortization expense for the six months ended June 30, 2021 and 2020 were $3.85 million and $2.46 million respectively.

NOTE 4 – STOCKHOLDERS EQUITY

Common Stock

On March 9, 2021, as a part of closing the Cosmos Transaction, Mawson issued a total of 428,270,616 shares to Mawson AU shareholders. There remained 50,558,133 shares that are to be issued once the approval of increase in authorized capital has been finalized. On May 20, 2021, the Authorized Capital increased from 500,000,000 to 800,000,000 shares.

On June 2, 2021, the Company issued 3,475,970 shares to a combination of Mawson AU shareholders, and service providers to Mawson AU, who were eligible for shares on 31 December 2021.

On June 15, 2021, the final 48,983,148 shares under the Cosmos Transaction were issued to Mawson AU shareholders.

Restricted Stock

As at July 31 2021, making up the total 480,729,734 in shares issued as a part of the compensation of the Cosmos Transaction, 175,661,839 are restricted in trading under the Restricted Stock Agreement with each shareholder until December 31 2021.

Series A Preferred Stock

As of June 30, 2021, there are 178 shares of Series A Preferred Stock Outstanding.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	142,189
Issued	16,960,982	$0.001	3.3
Exercised	(115,902)
Expired	0
Outstanding as of June 30, 2021	16,987,269	$0.001	3.3
Warrants exercisable as of June 30, 2021	16,987,269	$0.001	3.3

As of March 16, 2021, the Company received a notice from OTC Markets Group (“OTC”) that the Company failed to have a public float greater than 10% of the total shares outstanding, pursuant to Section 1.1.1(C) of OTCQB Standards, which, if not rectified within 30 days, may result in the Company ceasing to trade on the OTCQB marketplace. On July 29, 2021 our Form S-1 registration statement (“S-1”) was declared effective, resulting in our contention that our public float is greater than 10% of the total shares outstanding and thereby we believe we are compliant with the OTCQB Standards. We are in the process of filing the requisite form with OTC Markets to confirm our public float compliance under OTCQB Standards.

On June 2, 2021, the Company issued 8,250,000 warrants to W Capital at an exercise price of $0.001 to satisfy the outstanding obligation to W Capital for options over the equity of Mawson AU which was terminated for consideration of warrants over the Company’s shares being issued to W Capital.

NOTE 5 – DEBT, COMMITMENTS AND CONTINGENCIES

Convertible Note

On February 12, 2021, Mawson AU issued 28,012,364 unsecured convertible promissory notes (the “Mawson AU Notes”), which mandatorily convert into 0.0424 shares in Mawson AU at the earlier of 6 months from February 12, 2021 or upon the occurrence of certain events. The notes accrue interest at the rate of 8% per annum which may be settled in stock or cash at the option of the company. The Mawson AU Notes raised net proceeds of $20,275,349 comprising gross proceeds of $21,569,520 less transaction costs.

The Mawson AU Notes automatically converted into convertible notes of Mawson (“Mawson Notes”) upon close of the Cosmos Transaction on March 9, 2021. The Mawson Notes have substantially the same terms as the Mawson AU notes and mandatorily convert into shares of Mawson the earlier of 6 months from February 12, 2021 or upon the occurrence of certain events at an issue price of $0.339 per Mawson share and will create 63,626,903 shares in total. Given the mandatory and fixed conversion the notes have been accounted for as equity.

Debt

On January 25, 2021, the Company entered into a Leveraged Account Agreement with Independent Reserve. This facility is denominated in Bitcoin (BTC) and enables the Company to borrow up to 10 BTC subject to certain margin requirements. As at June 30, 2021 the Company had closed this facility and no longer has any liabilities to Independent Reserve. To replace the liquidity provided by Independent Reserve Mawson AU entered into a working capital facility with Georgina Manning Pty Ltd for up to AUD$1,000,000.

On January 27, 2021, Cosmos Infrastructure LLC (“Cosmos Infrastructure”) entered into an Equipment Purchase and Finance and Security Agreement with Foundry Digital LLC (“Foundry”) to purchase machinery that will be located at a facility hosted by Compute North LLC (“Compute North”). On February 5, 2021, the term of the agreement was further amended to have a final payment due January 27, 2022. Under the terms of the agreement, Cosmos Infrastructure purchased 500 Whatsminer M30S mining machines, paid a deposit of $264,000, and borrowed a total of $1,056,000. The facility will be repaid in full on the last payment date.

Leases

As at June 30, 2021, the Company owns 50% of the equity in Luna Squares, LLC. Luna Squares LLC leases a five-acre lot in the State of Georgia referred to as “Luna Squares” from the Development Authority of Washington County. The initial lease held by Luna Squares, is from May 1, 2020 until April 30, 2023. Luna Squares entered into an amendment to the lease and exercised its option for additional land, which was signed and came into effect from February 23, 2021 (“Lease Amendment”). In addition to the extra land occupied, the amendment also includes five, 3-year extension options bringing a total optional lease period until 2038.

The Company leases the headquarters of its business operations at Level 5, 97 Pacific Highway, North Sydney NSW 2060 Australia, being 1,076 square feet of office space held under a license agreement.

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

NOTE 6 – DEFERRED TAX

We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the interim period. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and carryforward losses.

The tax effects of temporary differences and tax loss and other credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at June 30, 2021, and December 31, 2020 are comprised of the following:

Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	June 30,	December 31,
	2021	2020
Deferred income tax liabilities:
Depreciation	$(2,613,910)	$(1,116,350)
Transaction gains and losses	(91,639)	(129,483)
Other deferred tax liability	-	(775)
Net deferred tax liability	(2,705,549)	(1,246,608)
Deferred income tax assets:
Net operating loss carryforwards	4,984,048	2,782,861
Transaction gains and losses	38,171	93,874
Transaction costs	-	3,688
Total deferred tax assets	5,022,219	2,880,423
Valuation allowance	(2,316,670)	(1,633,815)
Net deferred tax assets	$-	$-

For the six month period ended June 30, 2021 the Company recognized $nil income tax expense (June, 30 2020: $nil).

As of June 30, 2021, we had federal and foreign net operating loss carryforwards of approximately $4.98 million and $5.36 million respectively, of which the ability to be carried forward indefinitely is subject to continued and ongoing review.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

The Company and its subsidiaries are subject to United States federal income tax, foreign income and withholding tax and income taxes from state jurisdictions. All tax years are open and subject to inspection by taxing authorities.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.

On July 5, 2021, the Company consummated the acquisition (“the Acquisition) of all of the outstanding membership interests of Luna Squares LLC, a Delaware limited liability company (f/k/a Innovative Property Management, LLC) (“Luna”) pursuant to the terms of a (i) Membership Interest Purchase Agreement with Kyle Hoffman (the “Hoffman MIPA”) and (ii) Membership Interest Purchase Agreement with TRS Ventures LLC (the “TRS MIPA”). This transaction will be referred to as “the Luna Squares Transaction”. Further information on the Luna Squares Transaction can be found on the Company’s form 8K filed on July, 9, 2021.

Pursuant to the Hoffman MIPA, on July 7, 2021, the Company paid USD50,000 to Mr Hoffman and on August 02, 2021, the Company issued 55,555 of its common stock to Mr Hoffman (calculated as USD50,000 worth of common stock at a stock price of USD0.90). This relates to Mr Hoffman’s equity interest of 25% in Luna.

Pursuant to the TRS MIPA, on July 7, 2021, the Company paid USD50,000 to TRS Ventures LLC and on August 02, 2021, the Company issued 111,111 of its common stock to TRS Ventures LLC (calculated as USD100,000 worth of common stock at a stock price of USD0.90). This relates to TRS Ventures LLC’s equity interest of 15% in Luna.

On August 10, 2021, the Company issued 46,139,019 shares of its common stock at a purchase price of $0.80 per shares for aggregate gross proceeds of $36,911,215 in a private placement to certain accredited investors pursuant to entered into Securities Purchase Agreements dated August 6, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive income (loss) and cash flows. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”) filed with the United States Securities and Exchange Commission(the “SEC”), The Annual consolidated financial statements of Mawson AU included in included in the Company’s Current Report on Form 8-K/A filed May 13, 2021 and our unaudited interim consolidated financial statements and accompanying notes to these Financial Statements included in this quarterly report on Form 10-Q. For accounting and financial purposes, Mawson is treated as the “acquired” company by Mawson AU, and historical financial information provided is that of Mawson AU, not Mawson. All amounts are in U.S. dollars.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Mawson,” “our company” and the “combined company” refer to Mawson Infrastructure Group Inc. (formerly known as Wize Pharma, Inc.), a Delaware corporation, and its direct and indirect subsidiaries, including Mawson Infrastructure Group Pty Ltd (formerly known as Cosmos Capital Limited), an Australian company (“Mawson AU”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos Grid Tech Pty Ltd, Cosmos Asset Management Pty Ltd, and Luna Squares LLC (formerly known as Innovative Property Management LLC).

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

Overview

General. Mawson (formerly known as Wize Pharma, Inc.), through its majority-owned subsidiary, Mawson AU, is a ‘Digital Asset Infrastructure’ business, which owns and operates (through Mawson AU) modular data centers (MDCs) currently based in the United States. and Australia. We are focused on developing the technology to enable us to own and operate MDCs that are both air-cooled and liquid immersion cooled.

Our primary business is the ownership and operation of Application-Specific Integrated Circuit (“ASIC”) computers known as Miners. We have existing operations at two locations in Nebraska and Georgia, from which we operate our business. The Miners are predominately focused on the process of digital mining, specifically for Bitcoin.

As of June 30, 2021
	Existing Operations online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	4,649	-	4,649
Total miners in Transit	-	1,426	1,426
Total miners on order	-	9,508	9,508
Total miners in storage	2,749		2,749
Total miners	7,398	10,934	18,332
Total theoretical production hashrate	476 PH/s	984 PH/s	1460 PH/s

We continue to conduct research and development into our Modular Data Centre (MDC) which we are actively testing in several configurations and locations to determine the best configuration for both ASIC and alternate computing uses, including both for use in Graphics Processing Units (GPU) systems and traditional CPU based computing systems.

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

As of June 30, 2021, the funds under management of the asset management business are approximately USD$4.10 million.

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

LO2A Business.

Through our holdings in the Wize Subsidiaries, we also have in-licensed certain rights to purchase, market, sell and distribute a formula known as LO2A, a drug developed for the treatment of dry eye syndrome (“DES”), and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). However, as part of the Cosmos Transaction, substantially all of the economic benefits of any successful monetization of our LO2A business, if any, will benefit only the holders of the Contingent Valued Rights (“CVRs”) and any contingent right holders.

Recent Developments.

Mawson has filed an application with The Nasdaq Stock Market LLC (“Nasdaq”) to list shares of Mawson’s common stock on The Nasdaq Capital Market. The application is under consideration by Nasdaq, and the outcome of Nasdaq’s review and consideration is uncertain and dependent on Mawson completing certain actions required to meet Nasdaq’s listing requirements. Should Mawson be successful in meeting the listing requirements and the application be accepted by Nasdaq, Mawson intends to submit the decision of whether to list its common stock on the The Nasdaq Capital Market to Mawson’s board of directors for final consideration and approval.

In May 2021, the Company, through its subsidiary Luna Squares LLC, had its first hosting contracts at its facilities in Georgia. The hosting contracts were for an initial single MDC and represents approximately $1.01 million in annualized revenue

On August 10, 2021, we issued 46,139,019 shares of our common stock at a purchase price of $0.80 per shares for aggregate gross proceeds of $36,911,215 in a private placement to certain accredited investors pursuant to entered into Securities Purchase Agreements dated August 6, 2021

COVID-19.

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

Results of Operations – Three months Ended June 30, 2021 compared to the three months ended June 30, 2020

	For the three months ended June 30,
	2021	2020
Revenues:
Cryptocurrency mining revenue	5,664,629	1,121,851
Sale of crypto currency mining equipment	280,038	-
Total revenues	5,944,667	1,121,851

Operating cost and expenses:
Cost of revenues	294,140	837,714
Selling, general and administrative	4,161,256	522,361
LO2A write backs	-	-
Share based payments	5,559,495	-
Depreciation and amortization	2,533,242	1,098,079
Total operating expenses	12,548,133	2,458,154
Loss from operations	(6,603,466)	(1,336,303)
Other income (expense):
Realized gain/(losses) on foreign currency transactions	(181,768)	(187)
Unrealized gain/(losses) on foreign currency remeasurement	121,021	(722,875)
Realized gain/(loss) on sale of digital currencies	-	5,508
Other income	315,353	-
Loss before income taxes	(6,348,860)	(2,053,857)
Income tax expenses	-	-
Net Loss	(6,348,860)	(2,053,857)

Revenues

Cryptocurrency mining revenues for the three months ended June 30, 2021 and 2020 were $5.66 million and $1.12 million respectively. This represented an increase of $4.54 million or 405% over the same three-month period in 2020. The increase in mining revenue for the three-month period was primarily attributable to higher bitcoin values in the 2021 period, averaging $45,864 per coin as compared to $8,427 per coin in the 2020 period. Bitcoins produced totaled 121 and we sold a total of 137.28 in 2021 as compared to 135.06 sold in the 2020 period.

For the three months ended June 30, 2021 sales of mining equipment were $0.28 million and no sales were recorded in 2020. The market for second hard equipment was softer in the three months ended June 30, 2021 resulting in no sales during this period.

Operating Cost and Expenses

Our operating cost and expenses include cost of revenues; selling, general and administrative expenses; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: cost of mining equipment sold, and direct power costs related to cryptocurrency mining.

For the three months ended June 30, 2021 and 2020, cost of revenue were $0.29 million and $0.84 million respectively. The decrease in cost of revenue was primarily attributed to: the release of accruals from the prior quarter, the actual cost of revenues for this period was $0.55 million, rectifying an over accrual of expenses.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of: professional and management fees relating to: accounting, audit, and legal; research and development; and general office expenses.

Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 were $4.16 million and $0.52 million, respectively. The increase in selling, general and administrative expenses were primarily attributable to: one-off professional fees related to the Cosmos Transaction; and increases in expenses related to the increase in the scale of business operations.

Share based payments.

Share based payments consist of: the value of shares required to be issued to Incentive Compensation Program participants under the Cosmos Transaction Bid Implementation Agreement; and the value of warrants issued to HC Wainwright and W Capital as a fee related to the acquisition by Mawson of Mawson AU. The initial expense was recognized in the financial statements for Mawson AU for the period ended December 31, 2021, however as a result of the conversion from options to warrants as part of the Cosmos Transaction, the Company was required to recognize the incremental expense of the W Capital warrants.

Share based payments expenses for the three months ended June 30, 2021 and 2020 were $5.56 million and $nil respectively. The expense in the period relates to W Capital Warrants of $5.56 million.

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and modular data center (MDC) equipment.

Depreciation and amortization for the three months ended June 30, 2021 and 2020 were $2.53 million and $1.10 million, respectively. The increase is primarily attributable to the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation; and the procurement of new machines that have come in the ownership of the Company.

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

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss of $6.35 million for the three months ended June 30, 2021 compared to a net loss of $2.05 million for the three months ended June 30, 2020.

Results of Operations – Six months ended June 30, 2021 compared to six months ended June 30, 2020

	For the six months ended June 30,
	2021	2020
Revenues:
Cryptocurrency mining revenue	10,878,255	1,892,311
Sale of crypto currency mining equipment	2,157,651	-
Total revenues	13,035,906	1,892,311

Operating cost and expenses:
Cost of revenues	2,666,921	1,287,611
Selling, general and administrative	7,043,881	998,514
LO2A write backs	23,963,050	-
Share based payments	20,354,897	-
Depreciation and amortization	3,848,142	2,455,564
Total operating expenses	57,876,891	4,741,689
Loss from operations	(44,840,985)	(2,849,378)
Other income (expense):
Realized gain/(losses) on foreign currency transactions	846,852	(1,039)
Unrealized gain/(losses) on foreign currency remeasurement	(1,569,278)	166,969
Realized gain/(loss) on sale of digital currencies	-	(8,800)
Other income	694,480	108,895
Loss before income taxes	(44,868,930)	(2,583,353)
Income tax expenses	-	-
Net Loss	(44,868,930)	(2,583,353)

Revenues

Cryptocurrency mining revenues for the six months ended June 30, 2021 and 2020 were approximately $10.88 million and $1.89 million, respectively. This represented an increase of $8.99 million or 475% over the same six-month period in 2020. The increase in mining revenue for the six-month period was primarily attributable to higher bitcoin values in the 2021 period, averaging $45,864 per coin as compared to $8,427 per coin in the 2020 period. Bitcoins produced and sold totaled 250.74 in 2021 as compared to 232.07 in the 2020 period.

Sales of hardware for the six months ended June 30, 2021 were approximately $2.16 million and no sales were recorded in 2020.

Operating Cost and Expenses

Our operating cost and expenses include cost of revenues; selling, general and administrative expenses; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: cost of mining equipment sold, and direct power costs related to cryptocurrency mining.

Cost of revenues for the six months ended June 30, 2021 and 2020 were approximately $2.67 million and $1.29 million, respectively. The increase in cost of revenue was primarily attributable to: cost of cryptocurrency mining hardware sold of $1.42 million in the 2021 period; and an increase in power costs related to the increase in the deployment and operation of cryptocurrency mining hardware.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of: professional and management fees relating to: accounting, audit, and legal; research and development; and general office expenses.

Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 were approximately $7.04 million and $1.00 million respectively. The increase in selling, general and administrative expenses were primarily attributable to: one-off professional fees related to the Cosmos Transaction; and increases in expenses related to the increase in the scale of business operations.

Share based payments.

Share based payments consist of: the value of shares required to be issued to Incentive Compensation Program participants under the Cosmos Transaction Bid Implementation Agreement; and the value of warrants issued to HC Wainwright and W Capital as a fee related to the acquisition by Mawson of Mawson AU. The initial expense was recognized in the financial statements for Mawson AU for the period ended December 31, 2021, however as a result of the conversion from options to warrants as part of the Cosmos Transaction, the Company was required to recognized of the incremental expense of the W Capital warrants.

Share based payments expenses for the six months ended June 30, 2021 and 2020 were $20.35 million and $0, respectively. In the six month period to June 30, 2021, share based payments were split between HC Wainwright $6.18 million, W Capital Warrants of $5.56 million and an accrual of $8.58 million for amounts related to the obligation of Mawson to issue RSU’s pursuant to the terms of the Bid Implementation Agreement for the Cosmos Transaction, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. No expenses were recorded in the 2020 period.

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and modular data center (MDC) equipment.

Depreciation and amortization for the six months ended June 30, 2021 and 2020 were approximately $3.85 million and $2.46 million, respectively. The increase is primarily attributable to the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation, and that new machines which are being procured have come into the ownership of the Company.

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

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss for the six months ended June 30, 2021 and 2020 of approximately $44.87 million and $2.58 million, respectively.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the six months ended June 30, 2021, we financed our operations primarily through:

1.	entering into Securities Purchase Agreements (the “PIPE Agreements”) on December 31,2020, with certain accredited investors (the “PIPE Investors”), whereby we agreed to sell to the PIPE Investors, in a private placement, an aggregate of 25 millions shares of common stock for aggregate gross proceeds of $3.0 million;

2.	the issuance on March 9, 2021 of convertible notes with an aggregate principal amount of $21,442,694; and

3.	net cash provided by operating activities of $7.66 million

4.	Net cash from the proceeds of the sale of shares in Bonus Bio Group of $1.022 million

Working Capital and Cash Flows

As of June 30, 2021 and December 31, 2020, we had $3.61 million and $1.11 million in cash and cash equivalents, respectively.

As of June 30, 2021, we had $991,524 of outstanding short-term loans, and as of December 31, 2020, we had $290,978 of short-term loans. As of June 30, 2021, and at December 31, 2020, we had $14,000 of outstanding long term loans. The loans as of June 30, 2021, relate primarily to: the acquisition of cryptocurrency mining equipment, payable in full by February, 2022 under the Foundry agreement. The repayment of a Leveraged Account Agreement which Mawson borrowed 10 Bitcoin and entered into another short-term loan to replace the Leverage Account Agreement (see Note 5 in Item 1 of Part 1 of this Quarterly Report), combined with an working capital advance.

As of June 30, 2021, and December 31, 2020, we had negative working capital of $807,425 and negative working capital of $463,345, respectively. The decrease in working capital was primarily attributable to: an increase in the trade payables and short term borrowings.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the six month ending June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

Net cash provided by operating activities	$7,664,467	$59,245
Net cash used in investing activities	$(26,065,630)	$(725,588)
Net cash provided by financing activities	$21,250,788	$2,190,692

For the six months ended June 30, 2021 and 2020, net cash provided by operating activities was $7,664,467 and $59,245 respectively. The increase in net cash provided by operating activities was primarily attributable to timing differences in accounts payables and accounts receivables.

For the six months ended June 30, 2021 and 2020, net cash used in investing activities was $26,065,630 and $725,588, respectively. The increase in net cash used in investing activities was primarily attributable to the increase in the acquisition of cryptocurrency mining equipment.

For the six months ended June 30, 2021 and 2020, net cash provided by and used in financing activities was $21,250,788 and $2,190,692, respectively. The increase in net cash provided by financing activities was primarily attributable to proceeds from convertible notes.

Outlook

According to management estimates, liquidity resources as of June 30, 2021 are expected tobe sufficient to maintain our planned level of operations for the next 12 months. However, we may need to raise additional funding or capital raising in order to purchase more equipment or expand operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Other than the CVRs and the Contingent obligation in relation to LO2A, as of June 30, 2021, the Company did not have any other off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as June 30, 2021, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Although the Company acquired and became the parent company of Mawson AU in the Cosmos Transaction, with limited exceptions, the management team of Mawson AU became the management team and became responsible for internal control over financial reporting upon completion of the Cosmos Transaction. Mawson AU was an Australian registered Unlisted Public Company with limited accounting personnel and other resources with which to address our internal controls and procedures, and was not previously subject to the same requirements. The Company’s new management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us. If our new management is not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our stock.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of our business.  However, as of June 30, 2021, we are unaware of any material pending legal proceedings.

Item 1A. Risk Factors

In light of recent developments related to the , the Company is supplementing the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, to include the following risk factors.

Summary of Risk Factors

The following constitutes a summary of the material risks relevant to an investment in our company:

Risks Relating to our Digital Asset Infrastructure Business through Mawson AU

Both we (collectively) and Mawson AU (individually) have incurred operating losses since inception and anticipates continuing to incur substantial operating losses in the near future.

We have historically incurred net losses, including net losses of approximately $10.42 million and $3.45 million for the years ended December 31, 2020 and 2019, respectively. As at December 31, 2020, we had an accumulated deficit of approximately $39.22 million. Similarly, and not included in the forgoing, Mawson AU has incurred net and operating losses since its inception in May 2019, including net losses of approximately $5.06 million and operating losses of approximately $4.93 million for the year ended December 31, 2020. Even with the change of our primary business away from our historical LO2A Business to the digital asset infrastructure business of Mawson AU, we do not know whether or when we will become profitable and we expect to continue to incur losses for the near future, and these losses will likely increase as we pursue our growth strategy. No certainty exists that we will become profitable and, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses of $5.03 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

We will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests.

The sources of financing at our disposal are estimated by our management to be currently insufficient to conduct our ongoing business for the next 12 months. No certainty exists that we will be able to secure the additional sources of finance we need to perform the advanced and necessary stages of receiving regulatory approvals for marketing and distributing our products, including the costs derived from performing clinical trials and the requirements of the regulatory authorities.

The lack of satisfactory means of financing may causes us to suspend or cease operations. As of June 30, 2021, we had cash and cash equivalents of approximately $3.6 million. We have expended and believe that we will continue to expend substantial resources for the foreseeable future especially in relation to the purchase of Miners and related equipment.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our proposed expansion plans or results of operations.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

There is currently relatively small use of Bitcoin and other cryptocurrencies in the retail and commercial marketplaces compared to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

Cryptocurrencies are a relatively new concept and asset class, so there is still some degree of uncertainty and pessimism about their use and whether their popularity will gain further traction is difficult to predict. In May 2021, Tesla, Inc. (“Tesla”), which was accepting cryptocurrency as payment for its electric cars, announced that it would halt sale of cars for cryptocurrency due to environmental concerns with cryptocurrency mining. Decisions and announcements such as this can have a material and adverse effect on the values of cryptocurrencies.

If the popularity and use of cryptocurrencies diminish their value decreases. Our existing and potential further interest in cryptocurrencies would be detrimentally affected, and our business, financial condition, results of operations and prospects may be materially adversely affected.

The digital asset exchanges on which digital assets trade are relatively new and, in many cases, unregulated, and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the digital asset exchanges representing a substantial portion of the volume in digital asset trading are involved in fraud or experience security failures or other operational issues, such failures may result in a reduction in the price of some or all digital assets which could adversely affect our business, financial condition, results of operations and prospects.

The digital asset exchanges on which digital assets trade are new and, in many cases, largely unregulated. Furthermore, many digital asset exchanges (including several of the most prominent USD denominated digital asset exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

A lack or perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the digital asset networks and result in greater volatility in digital asset values. These potential consequences of a digital asset exchange’s failure could materially adversely affect our business, financial condition, results of operations and prospects.

Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect an investment in us.

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

The open-source structure of the cryptocurrencies network protocols means that the contributors to any such protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network which we are mining could materially adversely affect our business, financial condition, results of operations and prospects.

Governments introducing new laws about the legality to operate Bitcoin mining businesses in their jurisdictions

Certain Governments around the world are beginning to halt the ability of companies to operate Bitcoin mining businesses in their jurisdiction. By way of example, in June 2021, China has intensified its crackdown on cryptocurrency mining in China. It is estimated that more than 90% of China’s bitcoin mining capacity has ceased. The implication of such action is that the price of Bitcoin has depreciated. If other Governments take similar action resulting in the continued depreciation in the price of Bitcoin, this could materially adversely affect our business, financial condition, results of operations and prospects.

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

Over the past two years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation servers. Currently, new processing power brought onto the digital asset networks is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market, whereas it is believed that individual miners in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating potential downward pressure on the price of each digital asset.

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

Digital assets and cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Although we do not believe our mining activities require us to be registered to conduct such activities and accumulate digital assets, the SEC, the Commodity Futures Trading Commission (“CFTC”), U.S. stock exchanges, or other governmental or quasi-governmental agencies or organization may conclude that our activities involve the offer or sale of “securities”, or ownership of “investment securities”, and we may face regulation under the Securities Act of 1933, as amended (the “Securities Act”) or the Investment Company Act of 1940, as amended (the “Investment Company Act”). Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations.

Currently in Australia, Bitcoin in and of itself is not a financial product nor are digital assets regarded as money or currency for the purpose of Australian corporate law. The effect of any future regulatory change on digital assets or an entity dealing in or holding digital assets is impossible to predict, but such change could be substantial and adverse to the returns we seek.

Regulatory changes or actions may alter the nature of an investment or restrict the use of digital assets in a manner that could adversely affect an investment in us

While Bitcoin is presently legal in Australia and the U.S., it may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoins in one or more other countries.

In May 2021, China banned financial and payment institutions from providing cryptocurrency services and warned against using digital coins as payment, which causes a significant decrease in the value of most of the major cryptocurrencies.

Regulatory changes or interpretations, such as those enacted by China, could cause us (or any of our subsidiaries) to be required to register and comply with new regulations, resulting in potentially extraordinary, recurring or non-recurring expenses to those holding digital assets, or could decrease the valuations of cryptocurrencies.

Treating Bitcoin and other cryptocurrencies as “securities” may cause us to be an “investment company” and affect our ability to continue as a going concern.

Neither the SEC nor its staff has provided clear guidance on whether cryptocurrencies, including Bitcoin, should be treated as “securities” for purposes of the Investment Company Act. Although the SEC staff has stated that it would regard Bitcoin as a non-security for purposes of the Securities Act, the staff has not taken a clear position on treatment of Bitcoin and other cryptocurrencies for purposes of the Investment Company Act. In the absence of clear guidance and on the basis of positions taken by the staff under the Securities Act, we have concluded that Bitcoin that we hold for our own account may be treated as non-securities for purposes of the Investment Company Act.

If the SEC were to take a different view from that expressed above, we may have to significantly limit our holding of Bitcoin for our own account in order to avoid being an “investment company,” as that term is defined in the Investment Company Act. Otherwise, we may be required to register as an “investment company” and operate as such under the requirements of the Investment Company Act. Registration as an investment company will significantly affect our ability to operate or continue to operate in the manner intended, as described in the prospectus. We will have to amend our capital structure to conform to the much more limited capital structure required of registered investment companies. We will have to change our Board of Directors in order to satisfy the Board independence requirements applicable to registered investment companies. Transactions with persons who may be considered to be first- or second-tier affiliates of us will be significantly restricted and could not be conducted without first obtaining an order of the SEC granting relief to engage in the transaction. We will be required to value our assets at all times in accordance with requirements applicable to registered investment companies. The obligations that will apply to us in operating as a registered investment company will significantly affect our ability to continue to operate as a company that is engaged in the digital infrastructure and cryptocurrency mining business.

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

In addition, there has been recent commentary about cryptocurrency mining and its impact on the environment and it currently seems that Governments and related government bodies around the world are introducing or contemplating legislative and regulatory changes in response to initiatives by various climate change interest groups. Non-government actors, such as businesses, like Tesla, may also decide to halt acceptance of cryptocurrency as payment due to environmental concerns with cryptocurrency mining, which are likely to have an adverse effect on the values of cryptocurrencies.

Any legislative changes regarding climate change in general, and those relating to crypto mining in particular, could add significant burden and costs to our business, including costs related to making our energy consumption more efficient and lower impact on the environment environmental monitoring and reporting, and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding cryptocurrency and the apparent effects on the environment.

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

To the extent that our activities cause us to be deemed an MSB under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), a unit of the U.S. Treasury Department focused on money laundering under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate we implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. In addition, to the extent that our activities cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of Bitcoin and other digital assets.. Mawson AU will continue to monitor for developments in such legislation, guidance or regulations.

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

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin is treated for classification and clearing purposes. In particular, Bitcoin derivatives are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoins under the law.

Bitcoins has been deemed a “commodity” by the CFTC and we may in the future be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our business, financial condition, results of operations and prospects. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect our business, financial condition, results of operations and prospects.

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

Current and future legislation and the SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin is treated for classification and clearing purposes. The SEC’s July 25, 2017 Report expressed its view that digital assets may be securities depending on the facts and circumstances. As of the date of this report/information statement, we are not aware of any rules that have been proposed to regulate Bitcoin as securities. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our business, financial condition, results of operations and prospects. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect our business, financial condition, results of operations and prospects.

To the extent that digital assets, including Bitcoin and other digital assets we may own, are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of the combined company as an investment company. Additionally, one or more states may conclude Bitcoin and other digital assets we may own as a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not be able to comply. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our business, financial condition, results of operations and prospects. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of its operations. Any such action would likely adversely affect our business, financial condition, results of operations and prospects and investors may suffer a complete loss of their investment.

Stockholders do not and will not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or commodity pools under the CEA.

The Investment Company Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the Investment Company Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. We are not registered as an investment company under the Investment Company Act, and we believe that we are not permitted or required to register under such act. We will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, we believe that we are not a commodity pool for purposes of the CEA, and we are not subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of our investment management segment. Consequently, stockholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

The market for mining hardware is new and subject to numerous issues.

There are currently a number of issues facing the mining hardware market, including but not limited to:

●	Computing Chip Shortage – There are a limited number of computing chips being produced at any given time, and the demand for computing chips is at an all-time high. This affects not only Bitcoin Mining, but computing worldwide as the costs related to purchasing any computing hardware may increase and the delay in receipt of any such computing hardware may be extended.

●	COVID 19 – In December 2019, the novel coronavirus (“COVID-19) surfaced globally. The effect of the pandemic is being seen firsthand in all industries. It has affected mining activities due to, among other things, factory closings in China and elsewhere, and increased tariffs on worldwide trade having the most profound effect.

●	International Freight – Due to movement restrictions of both people and freight attributed to the COVID-19 pandemic, international freight is experiencing increased wait times and increased costs due to a large backlog of orders, and unprecedented demand for international freight.

Electricity costs often determine the profitability of our digital asset infrastructure business.

Electricity (or “consumption”) costs are a major factor which will determine whether our digital mining activities are profitable and viable. Digital mining consumes a significant amount of electricity. The financial modelling of our digital asset infrastructure business is based on certain assumptions, one of those being that its electricity costs per kilowatt (in the US) remains within a certain price range because its miners are located in the U.S. Electricity prices are subject to change, and any changes in U.S. electricity prices, due to regulatory changes, commercial events, or otherwise, are beyond our control. Any such changes which increase the costs of electricity to a point that we are unwilling to pay or unable to maintain based on our financial modelling, would significantly impact the profitability and viability of our business.

Commentators in the cryptocurrency industry influencing the price of Bitcoin

The price movements of Bitcoin following the publishing of information by certain commentators such as Elon Musk indicates the sensitivities of Bitcoin price to such information. By way of illustration, in May 2021, Mr Musk tweeted that Tesla Inc. (to which Mr Musk is its CEO) would no longer accept Bitcoin as payment for its products due to its environmental concerns relating to Bitcoins heavy energy consumption. As a result of that tweet, the price of Bitcoin dropped by approximately 15%.

Depending on the appreciation or depreciation in the price of Bitcoin, following the publishing of information certain commentators, it could impact the profitability and viability of our business.

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

Failure to effectively manage our growth could place strains on its managerial, operational and financial resources and could adversely affect our business and operating results.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that our management maintain a system of internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It also requires that our management annually evaluate whether our internal control over financial reporting is effective at providing reasonable assurance and to disclose its assessment to investors. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting. As a result of the material weakness in internal control over financial reporting described above, our management has concluded that, as June 30, 2021, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Although we acquired and became the parent company of Mawson AU in the Mawson AU Transaction, with limited exceptions, the management team of Mawson AU became our management team and became responsible for our internal control over financial reporting upon completion of the Mawson AU Transaction. Mawson AU had limited accounting personnel and other resources with which to address our internal controls and procedures and was not previously subject to the same requirements. Our new management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us.

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

A large number of shares are issuable upon conversion or exercise of our outstanding Notes, Warrants or other convertible securities. The conversion or exercise of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in our company. The sale of a large amount of Common Stock received upon conversion or exercise of these securities on the public market, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of July 14, 2021 there were outstanding presently convertible or exercisable (i) Notes entitling the holders thereof to convert into 63,626,903 shares of our common stock, (ii) warrants entitling the holders thereof to purchase 16,960,982 shares of Common Stock at an exercise price of $0.001 per share, (iii) 178 Shares of our Series A Preferred Stock, which are convertible into 178,000 share of Common Stock, and (iv) an obligation to issue 40,000,000 shares in Mawson in the form of performance-based restricted share units in accordance with the BIA. In the event of the exercise or conversion of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in our company. In addition, the holders of such securities may sell shares in tandem with their exercise of those securities to finance that exercise, which could further depress the market price of the Common Stock.

The concentration of the capital stock ownership with our insiders will likely limit the ability of our stockholders to influence corporate matters.

As of July 14, 2021, our executive officers, directors, five percent or greater stockholders, and their respective affiliated entities in the aggregate beneficially own approximately 17% of our Common Stock. As a result of such ownership, despite the fact that each one of them, to our knowledge, will continue to operate independently from the other with respect to their respective shareholding of the Company’s shares, these stockholders, if acting together, will have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial, including preventing changes in control or in management.

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

Risks Relating to the LO2A Business

With respect to risks relating to our LO2A Business, please see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference into this information statement. See “Where You Can Find More Information.” However, since the is completed, many of these risks will be (i) primarily related to the likelihood of our ability to successfully enter into any LO2A Transaction and, if we do, the terms thereof, which will mostly affect the holders of CVRs, and (ii) immaterial to the operation of the post-closing combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.	On June 5, 2021, the Company issued 8,250,000 warrants to W Capital Advisors Pty Ltd to satisfy an outstanding obligation of Mawson AU, under the terms of the Cosmos Transaction Bid Implementation Agreement. These warrants were issued with a $0.0001 exercise price.

2.	On June 2, 2021, the Company issued 3,475,970 shares to a combination of Mawson AU shareholders, and service providers to Mawson AU, who were eligible for shares on December 31, 2021. The shares were issued under the exemption provided by Regulation S. We did not receive any proceeds from these issuances

3.	On June 15, 2021, the final 48,983,148 shares under our Bid Implementation Agreement with Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) were issued to Cosmos Capital Limited (now known as Mawson Infrastructure Group Ptd Ltd) shareholders. The shares were issued under the exemption provided by Regulation S. We did not receive any proceeds from this issuance.

3.	On August 2, 2021, we issued 55,555 of our common stock to Kyle Hoffman (calculated as USD50,000 worth of common stock at a stock price of USD0.90) pursuant to our Membership Interest Purchase Agreement with Mr. Hoffman as partial consideration for our purchase of Mr. Hoffman’s equity interest of 25% in Luna Squares LLC. The shares were issued under the exemption provided by Rule 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any proceeds from the issuance of these shares.

4.	On August 2, 2021, we issued 111,111 of our common stock to TRS Ventures LLC (calculated as USD 100,000 worth of common stock at a stock price of USD 0.90) pursuant to our Membership Interest Purchase Agreement with TRS Ventures LLC as partial consideration for our purchase of TRS Ventures LLC’s equity interest of 15% in Luna Squares LLC The shares were issued under the exemption provided by Rule 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any proceeds from the issuance of these shares.

5.	On August 10, 2021, we issued 46,139,019 shares of our common stock at a purchase price of $0.80 per shares for aggregate gross proceeds of $36,911,215 in a private placement to certain accredited investors pursuant to Securities Purchase Agreements dated August 6, 2021. The shares were issued under the exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended and the proceeds will be used to expand Mawson’s installed petahash (PH), via the acquisition of additional ASIC bitcoin mining hardware, CAPEX for our facilities and additional power infrastructure.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

10.1*	Form of Securities Purchase Agreement dated August 6, 2021
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (iv) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: August 10, 2021	By:	/s / James Manning
James Manning, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Or Eisenberg
Or Eisenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)