Form 10-Q
period 2021-09-30
Mawson Infrastructure Group Inc.
filed 2021-11-15
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-40849

Mawson Infrastructure Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 5, 97 Pacific Highway, North Sydney NSW Australia 2060

(Address of principal executive offices, including zip code)

+61 2 8624 6130

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MIGI	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 15, 2021, the issuer had a total of 69,001,071 shares of common stock, par value $.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,383,397	$1,112,811
Prepaid expenses	624,904	11,500
Trade and other receivables	19,005,043	615,145
Cryptocurrencies	75,271	15,061
Total current assets	52,088,615	1,754,517
Property and equipment, net	27,471,844	7,015,285
Equipment deposits	33,195,637	-
Equity accounted investments	90,457	-
Security deposits	1,650,415	969,423
Operating lease right-of-use asset	3,285,199	41,703
Trademarks	-	15,813

TOTAL ASSETS	$117,782,167	$9,796,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$3,134,868	$1,882,247
Lease liability	3,339,019	44,637
Borrowings	469,082	290,978
Total current liabilities	6,942,969	2,217,862
Paycheck protection program loan	14,058	14,000
TOTAL LIABILITIES	6,957,027	2,231,862

Common stock (120,000,000 authorized, 69,001,071 issued and outstanding $0.001 par value shares). Series A preferred stock (1,000,000 authorized shares; nil issued and outstanding at 30 September 2021)

Contingencies

Shareholders’ equity:
Additional paid-in capital	165,769,775	35,110,000
Share subscription receivable	-	(16,690)
Accumulated other comprehensive income (loss)	(850,427)	(1,341,826)
Accumulated deficit	(53,611,944)	(26,159,539)
TOTAL SHAREHOLDERS’ EQUITY	111,307,404	7,591,945
Non-controlling interest	(482,264)	(27,066)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,782,167	$9,796,741

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Cryptocurrency mining revenue	10,151,579	966,574	21,029,492	2,850,086
Hosting Co Location revenue	796,207	-	1,020,424	-
Sale of crypto currency mining equipment	-	-	2,157,651	-
Total revenues	10,947,786	966,574	24,207,567	2,850,086
Operating cost and expenses:
Cost of revenues	2,499,837	922,502	6,218,145	2,210,113
Selling, general and administrative	5,510,083	745,243	11,334,551	1,743,353
LO2A write backs	-	-	23,963,050	399
Share based payments	1,425,000	-	21,779,898	-
Depreciation and amortization	4,129,862	2,592,352	7,977,800	5,047,917
Total operating expenses	13,564,782	4,260,097	71,273,444	9,001,782
Loss from operations	(2,616,996)	(3,293,523)	(47,065,877)	(6,151,696)
Other income (expense):
Realized gain/(losses) on foreign currency transactions	(8,625)	754	838,230	(288)
Unrealized gain/(losses) on foreign currency remeasurement	(351,562)	(255,471)	(1,920,879)	(88,502)
Share of net profit/(loss) of associates accounted for using the equity method	(153,123)	-	(277,817)	-
Other income	32,431	-	502,673	108,895
Loss before income taxes	(3,097,875)	(3,548,240)	(47,923,670)	(6,131,591)
Income tax expenses	-	-	-	-
Net Loss	(3,097,875)	(3,548,240)	(47,923,670)	(6,131,591)

Loss attributable to Non-Controlling interest	(594,389)	-	(660,191)	-
Net Loss attributed to Mawson Infrastructure Group shareholders	(2,503,486)	(3,548,240)	(47,263,479)	(6,131,591)

Net Loss per share, basic & diluted	$(0.042)	$(0.494)	$(0.275)	$(0.893)
Weighted average number of shares outstanding	502,642,831	6,847,465	472,987,017	6,847,465

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock* (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of June 30, 2021	178	-	-	-	49,469,490	6,058,095	(16,690)	80,638,319	(6,038,270)	(51,108,458)	29,532,996	(92,868)	29,440,128
Issuance of common stock, net of offering costs / at-the market offerings	-	-	-	-	8,591,948	8,592	-	74,908,585	-	-	74,917,177	-	74,917,177
Issuance of common stock, on conversion of convertible notes	-	-	-	-	6,362,690	63,627	-	-	-	-	63,627	-	63,627
Issuance of common stock, stock based compensation	-	-	-	-	22,222	2,222	-	197,778	-	-	200,000	-	200,000
Issuance of common stock, settlement of convertible note interest	-	-	-	-	86,907	8,691	-	750,206	-	-	758,897	-	758,897
Issuance of common stock, conversion of Series A preferred stock	(178)	-	-	-	17,800	-	-	-	-	-	-	-	-
Issuance of RSU's and stock options	-	-	-	-	-	-	-	2,983,318	-	-	2,983,318	-	2,983,318
Issuance of stock by subsidiary to non-controlling interest	-	-	-	-	-	-	-	163,039	-	-	163,039	204,993	368,032
Other	-	-	-	-	4,450,014	4,432	16,690	(17,129)	-	-	3,993	-	3,993
Net loss	-	-	-	-	-	-	-	-	-	(2,503,486)	(2,503,486)	-	(2,503,486)
Other comprehensive income	-	-	-	-	-	-	-	-	5,187,843	-	5,187,843	-	5,187,843
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(594,389)	(594,389)
Balance as of September 30, 2021	-	-	-	-	69,001,071	6,145,659	-	159,624,116	(850,427)	(53,611,944)	111,307,404	(482,264)	110,825,140

For the Three Months Ended September 30, 2020

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity

Balance as of June 31, 2020	-	-	6,847,465	10,832,057	-	-	-	-	(308,605)	(4,030,443)	6,493,009	-	6,493,009
Issuance of common stock (@A$8.75)	-	-	331,368	-	-	-	-	1,768,250	-	-	1,768,250	-	1,768,250
Comprehensive gain / (loss)	-	-	-	-	-	-	-	-	319,501	(3,548,240)	(3,228,739	-	(3,228,739)

Balance as of September 30, 2020	-	-	7,178,833	10,832,057	-	-	-	1,768,250	10,896	(7,578,683)	5,032,520	-	5,032,520

For the Nine Months Ended September 30, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock* (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity

Balance as of December 31, 2020	-	-	-	7,539,275	-	-	(16,690)	15,298,926	(1,341,826)	(6,348,465)	15,131,220	(27,066)	15,104,154
Exchange of stock and Reverse recapitalisation of Wize Pharma Inc	178	-	-	(7,539,275)	51,188,168	511,882	-	(5,436,541)	-	-	(12,463,934)	-	(12,463,934)
Issuance of common stock, net of offer costs, PIPE transaction	-	-	-	-	2,500,000	25,000	-	2,975,000	-	-	3,000,000	-	3,000,000
Issuance of convertible notes, net of offer costs	-	-	-	-	-	-	-	20,301,427	-	-	20,301,427	-	20,301,427
Issuance of warrants	-	-	-	-	-	-	-	6,881,676	-	-	6,881,676	-	6,881,676
Issuance of common stock, net of offering costs / at-the market offerings	-	-	-	30,613	8,591,948	8,592	-	74,908,585	-	-	74,947,790	-	74,947,790
Fair value of IPR&D acquired, net of Business Combination transaction costs	-	-	-	-	-	-	-	24,765,831	-	-	24,765,831	-	24,765,831
Fair value adjustment of LO2A intellectual property revenue sharing obligation	-	-	-	-	-	-	-	5,440,863	-	-	5,440,863	-	5,440,863
Issuance of common stock, stock based compensation	-	-	-	(30,613)	212,320	5,540,023	-	197,778	-	-	5,707,188	-	5,707,188
Issuance of common stock, settlement of convertible note interest	-	-	-	-	86,959	8,691	-	854,778	-	-	863,469	-	863,469
Issuance of RSU's and stock options	-	-	-	-	-	-	-	13,254,121	-	-	13,254,121	-	13,254,121
Issuance of common stock, conversion of Series A preferred stock	(178)	-	-	-	17,800	-	-	-	-	-	-	-	-
Issuance of common stock, on conversion of convertible notes	-	-	-	-	6,362,690	63,627	-	-	-	-	63,627	-	63,627
Issuance of common stock, exercise of warrants	-	-	-	-	11,590	116	-	-	-	-	116	-	116
Issuance of stock by subsidiary to non-controlling interest	-	-	-	-	-	-	-	163,039	-	-	163,039	204,993	368,032
Other	-	-	-	-	29,596	(12,272)	16,690	18,633	-	-	23,051	-	23,051
Net loss	-	-	-	-	-	-	-	-	-	(47,263,479)	(47,263,479)	-	(47,263,479)
Other comprehensive income	-	-	-	-	-	-	-	-	491,399	-	491,399	-	491,399
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(660,191)	(660,191)
Balance as of September 30, 2021	-	-	-	-	69,001,071	6,145,659	-	159,624,116	(850,427)	(53,611,944)	111,307,404	(482,264)	110,825,140

For the Nine Months Ended September 30, 2020

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity

Balance as of December 31, 2019	-	-	6,578,672	9,093,549	-	-	-	-	(217,003)	(1,447,092)	7,429,454	-	7,429,454
Issuance of common stock, net of offering costs	-	-	268,793	1,738,508	-	-	-	-	-	-	1,738,508	-	1,738,508
Issuance of common stock, net of offering costs (@A$8.75)	-	-	331,368	-	-	-	-	1,768,250	-	-	1,768,250	-	1,768,250
Comprehensive gain / (loss)	-	-	-	-	-	-	-	3,401,739	227,899	(6,131,591)	(5,903,692)	-	(5,903,692)

Balance as of September 30, 2020	-	-	7,178,833	10,832,057	-	-	-	1,768,250	10,896	(7,578,683)	5,032,520	-	5,032,520

*	Share and earnings per share information for the year 2021 presented in the Statement of Changes in Equity reflect the 10-for-1 stock split.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(47,923,670)	(6,131,591)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and amortization	7,977,800	5,047,917
LO2A write offs	23,963,050	-
Investment income	(33,153)	-
Share of loss of equity accounted investments	277,817	-
Interest expense	1,077,599	1,607
Interest paid	(937,255)	-
Share based payments	21,779,898	-
Write-off of fixed assets	307,100	-
Unrealized gain (losses) on foreign currency remeasurement	1,920,879	88,502
Change in assets and liabilities
Prepaid expenses	(613,404)	25,530
Trade and other receivables	203,926	49,186
Cryptocurrencies	(60,210)	(219)
Security deposits	(680,992)	(805)
Trade and other payables	1,077,892	174,418
Net cash provided by operating activities	8,337,277	(745,455)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(30,888,288)	(2,172,595)
Payment of fixed asset deposits	(33,195,637)	-
Proceeds from sales of property and equipment	2,157,651	-
Investment in financial assets	(335,122)	(7,118)
Net cash used in investing activities	(62,261,396)	(2,179,713)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common share issuances	70,917,563	3,783,919
Unit redemptions	-	-
Proceeds from convertible notes	20,301,427	-
Payments of capital issuance costs	(5,212,209)	-
Proceeds from borrowings	1,423,088	302,881
Advances made to external companies	(42,210)	-
Payments of borrowings	(1,361,233)	(250,130)
Net cash provided by financing activities	86,026,426	3,836,670
Effect of exchange rate changes on cash and cash equivalents	(831,720)	23,915
Net increase in cash and cash equivalents	31,270,587	935,417
Cash and cash equivalents at beginning of period	1,112,811	579,277
Cash and cash equivalents at end of period	32,383,397	1,514,695

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

General

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “the Group”), formerly known as Wize Pharma, Inc was incorporated in the State of Delaware on April 2, 2012. Prior to that, we were originally incorporated under the name Bridge Capital.com, Inc on December 10, 1999.

The accompanying unaudited interim condensed consolidated financial statements, including the results of the Company’s subsidiaries, Mawson Infrastructure Group Pty Ltd (formerly known as Cosmos Capital Limited) (“ Mawson AU”)) and its subsidiaries: Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos Grid Tech Pty Ltd, Cosmos Asset Management Pty Ltd, and Luna Squares LLC (formerly known as Innovative Property Management LLC), (collectively referred to as the “Group”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Since the acquisition of Mawson AU, Mawson has been treated as the acquiree, with Mawson AU being the acquirer. The result of which is that these financial statements are taken to be a continuation of the Mawson AU financial statements, with Mawson incorporated within the acquisition. For discussion regarding this acquisition and treatment (also referred to as either the “Mawson AU Transaction” or the “Cosmos Transaction”) please refer to the Company’s Quarterly Report on Form 10-Q filed on May 19, 2021, under Note 2: Reverse asset acquisition.

Mawson, through its subsidiary Mawson AU, is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (MDCs) based in the United States. As at September 30, 2021 Mawson AU currently owns and has ordered 35,784 Miners specifically focused on the SHA-256 algorithm, from a variety of manufacturers, including Bitmain Technology Holding Company (“Bitmain”), Canaan Creative (HK) Holdings Limited (“Canaan”) and Shenzhen MicroBT Electronics Technology Co., Ltd (“Whatsminer”). As at September 30, 2021, the operational Miners produce up to 400 Petahash of computing power, with a total capacity upon deployment of all ordered equipment to produce up to a 3,062 Petahash.

Going Concern

Based on internally prepared forecast cash flows, combined with the existing cash reserves, which take into consideration what management of the Group considers reasonable scenarios given the inherent risks and uncertainties described both in this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K/A filed May 13, 2021, management believes that the Group will have adequate cash reserves to enable the Group to meet its obligations for at least one year from the date of approval of the consolidated financial statements, and on this basis the accounts have been prepared on a going concern basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and basis of preparation

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares, as set forth in the Company’s Current Report on Form 8-K/A filed August 16, 2021. Unless otherwise specified, all Mawson share numbers in the Financial Statements and Notes in this Quarterly Report on Form 10-Q reflect post-reverse stock split numbers.

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

On March 9, 2021, Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) was acquired by the Company. For accounting purposes, this was accounted for as a reverse asset acquisition with Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty) as the accounting acquirer (refer to significant accounting policies below) and therefore the historical financial information of Cosmos Capital Limited prior to March 9, 2021 became the historical financial information of Mawson Infrastructure Group Pty, which have been consolidated into the financial statements of the Company. The consolidated results of the Company are reported in U.S. Dollars and include the operations of all its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

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

Critical Accounting Policies

Critical accounting policies are described in the footnotes to the consolidated financial statements for Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) and subsidiaries as of December 31, 2020, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. There have been no changes to critical accounting policies in the three months period ended September 30, 2021 other than as a result of changes to operations as described below.

Reverse Asset Acquisition

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) in a scrip for scrip exchange. This transaction has been accounted for as a reverse asset acquisition. Full details of the transaction and the impact are included in the Company’s Quarterly Report on Form 10-Q filed on May 19, 2021. This transaction reverse asset acquisition and the associated impact is referred to as the Cosmos Transaction.

Share based payments

Under the terms of the Cosmos Transaction Bid Implementation Agreement, the Company was required to make share based payments consisting of up to 40,000,000 shares under an Incentive Compensation Program and warrants issued to HC Wainwright as a fee related to the acquisition by Mawson of Mawson AU. In addition, Mawson AU had an outstanding obligation to W Capital Advisors Pty Ltd (“W Capital”) for options over the equity of Mawson AU which was terminated for consideration of warrants over the Company’s shares being issued to W Capital.

Share based payments expenses for the nine months ended September 30, 2021 and 2020 were $21.78 million and $nil respectively. In the nine-month period to September 30, 2021, share based payments were largely attributable to HC Wainwright of $6.18 million, W Capital Warrants of $5.56 million and an accrual of $10.00 million for amounts related to the obligation of Mawson to issue RSU’s pursuant to the terms of the Bid Implementation Agreement for the Cosmos Transaction, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. No share-based payments expenses were recorded in the 2020 period.

Equity accounted investments

Mawson subscribed for 500,000 shares in Distributed Storage Solutions Pty Ltd (DSS) at AUD$1.00 per share on March 1, 2020. As at September 30, 2021, Mawson held 20.06% of the equity in DSS, an Australian private company operating a blockchain based decentralized storage business, based on the IPFS protocol. This investment has been equity accounted, as Mawson has assessed that it has significant influence over the operations of the investee.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies to those previously disclosed in the consolidated financial statements as of December 31, 2020, and the notes thereto, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021, other than as a result of changes to operations as described below.

Revenue recognition – equipment sales

In Q3 2021, the Company earned revenues from the sale of earlier generation cryptocurrency mining units and modular data centers that have been assembled or refurbished for resale (collectively “Hardware”). Revenue from the sale of Hardware is recognized when all of the following conditions are satisfied: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, (iv) payment is received. At the date of sale, the net book value is expensed in cost of revenues.

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

The following table presents the activities of the digital currencies of the three months and nine months ended September 30, 2021:

Number of BTC Held	Three months to September 30, 2021	Nine months to September 30, 2021
Opening Digital currencies held (represented as number of Bitcoin)	0.01	0.52
Additions of digital currencies (number of Bitcoin added)	251.52	501.74
Sale of digital currencies (number of Bitcoin sold)	(249.77)	(500.50)
Digital currencies at September 30, 2021 (represented as a number of Bitcoin)	1.76	1.76

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2021 and 2020 are as follows:

	As at September 30,
	2021	2020
Warrants to purchase common stock	4,222,910	-
Restricted Stock-Units (“RSUs”) issued under a management equity plan	4,000,000	-
	8,222,910	-

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net Loss attributable to common shareholders	$(3,097,875)	$(3,548,240)	$(47,923,670)	$(6,131,591)

Denominator:
Weighted average common shares - basic and diluted	72,952,466	7,178,833	174,470,310	6,868,323

Loss per common share - basic and diluted	$(0.042)	$(0.494)	$(0.275)	$(0.893)

Comparative weighted average common shares have been revised by the ratio of Mawson AU to the Company shares exchanged in the reverse asset acquisition in March 2021. Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares, as set forth in the Company’s Current Report on Form 8-K/A filed August 16, 2021.

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

On February 5, 2021, the Cosmos Infrastructure LLC (“Infrastructure”) entered into a Long-Term Purchase Contract with Canaan Convey Co Ltd (“Canaan”) for the purchase of 11,760 next generation Avalon A1246 ASIC Miners (Avalon). The purchase price per unit is $2,889 for a total purchase price of $33,974,640 (the “Canaan Transaction”). There will be a final adjustment to the purchase price in the last delivery due in March 2022 based on the actual tera hash delivered, based on the agreed price per tera hash under the terms of the contract.

The details of the Canaan Transaction were set out in our Quarterly Report on Form 10-Q filed on May 19, 2021. During the third quarter, the Company paid:

a)	$1,799,280 during July 2021 for 1,176 miners

b)	$1,693,440 during August 2021 for 1,176 miners

c)	$1,587,600 during September 2021 for 1,176 miners

As a result of payments pursuant to the Canaan Transaction, Canaan delivered 2,944 Miners in the 3 months ended September 30, 2021. The Company recognized these delivered assets as Property and Equipment on the consolidated balance sheet when the transfer of risk and title occurs for each shipment (i.e., the Miners have been delivered by Canaan to the agreed-upon port of loading in China).

On August 9, 2021, Infrastructure entered into a second Long-Term Purchase Contract with Canaan for the purchase of 15,000 next generation Avalon A1246 ASIC Miners (Avalon). The purchase price per unit is $4,908 for a total purchase price of $73,620,000 (the “2ND Canaan Transaction”). There will be a final adjustment to the purchase price in the last delivery due in May 2022 based on the actual tera hash delivered, based on the agreed price per tera hash under the terms of the contract.

The details of the 2ND Canaan Transaction were set out in our Quarterly Report on Form 8-K filed August 9, 2021. During the third quarter the Company paid $14,724,000 as a deposit against the order.

As of September 30, 2021, approximately $34.63 million cash paid for Miners was recorded as a deposit on the balance sheet.

The Company’s depreciation and amortization expense for the three months ended September 30, 2021 and 2020 were $4.13m and $2.59m respectively. The Company’s depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 were $7.98 million and $5.05 million respectively.

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

On August 6, 2021, the Company finalized Securities Purchase Agreements (the “PIPE Agreements”) with certain accredited investors (the “PIPE Investors”). Pursuant to the PIPE Agreements, the Company agreed to sell to the PIPE Investors, and the PIPE Investors agreed to purchase from the Company, in a private placement, an aggregate of 46,164,019 shares of common stock for a purchase price of $0.80 per share giving rise to gross proceeds of $36,931,215.

On August 13, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares and the notes thereto, pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company, dated August 11, 2021, included in the Company’s Current Report on Form 8-K/A filed August 11, 2021.

On August 18, 2021, Mawson performed a share conversion of the outstanding 178 shares of Series A Preferred Stock 17,800 shares of common stock of Mawson.

On August 30, 2021, Mawson issued an additional 62,500 (625,000 pre reverse stock split) shares of common stock for a purchase price of $8.00 per share ($0.80 per share pre reverse stock split) under the PIPE Agreements of August 6, 2021, resulting in an additional $500,000 of gross proceeds under the PIPE Agreements, taking the total raised to $37,431,215.

On September 28, 2021, Mawson Infrastructure Group Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC, as representative (the “Representative”), of the sole underwriter (the “Underwriter”), in connection with the Company’s previously announced public offering (the “Offering”) of 3,913,044 shares (the “Firm Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and accompanying 3-year warrants to purchase up to 1,956,522 shares of Common Stock with an exercise price of $13.80 (the “Firm Warrants”), at a public offering price of $11.50 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 586,956 shares of Common Stock at the public offering price, less the underwriting discount and commissions (the “Option Shares,” and together with the Firm Shares, the “Shares”) and 293,478 accompanying warrants (the “Option Warrants,” and together with the Firm Warrants, the “Warrants”). On September 28, 2021, the Representative gave us notice of its exercise of its option to purchase 293,478 Option Warrants for approximately an additional $5,870. The closing of the Offering occurred on October 1, 2021. The net proceeds to the Company from the Offering (including the sale of additional Option Warrants), excluding any exercise by the Underwriters of their option to purchase any of the Option Shares, were approximately $41,234,050, after deducting underwriter fees and estimated offering expenses payable by us. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Restricted Stock

As of September 30, 2021, 17,628,737 of the 48,072,974 shares of common stock issued as part of the compensation of Cosmos Transaction are restricted in trading under the Restricted Stock Agreement with each shareholder until December 31, 2021.

Series A Preferred Stock

As of September 30, 2021, there are no shares of Series A Preferred Stock outstanding.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2021, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	14,219
Issued	4,220,281	$0.001	3.0
Exercised	(11,590)
Expired	0
Outstanding as of September 30, 2021	4,222,910	$0.001	3.0
Warrants exercisable as of September 30, 2021	4,222,910	$0.001	3.0

On September 30, 2021 the Company entered into an underwritten capital raise with the Representative, which resulted in the issuance of 2,250,270 warrants to investors at an exercise price of $13.80 and with an expiry of 30 September 2024. In addition, and as part of the underwriting agreement, the Representative and its designees were issued 273,913 warrants with an exercise price of $14.375 and an expiry of 30 September 2021.

NOTE 5 – DEBT, COMMITMENTS AND CONTINGENCIES

Convertible Note

On February 12, 2021, Mawson AU issued 28,012,364 unsecured convertible promissory notes (the “Mawson AU Notes”), which each mandatorily convert into 0.0424 shares in Mawson AU at the earlier of 6 months from February 12, 2021 or upon the occurrence of certain events. The notes accrue interest at the rate of 8% per annum which may be settled in stock or cash at the option of the Company. The Mawson AU Notes raised net proceeds of $20,275,349 comprising gross proceeds of $21,569,520 less transaction costs.

The Mawson AU Notes automatically converted into convertible notes of Mawson (“Mawson Notes”) upon close of the Cosmos Transaction on March 9, 2021. The Mawson Notes have substantially the same terms as the Mawson AU notes and mandatorily convert into shares of Common Stock of Mawson the earlier of 6 months from February 12, 2021 or upon the occurrence of certain events at an issue price of $0.339 per share of Common Stock and will convert into 63,626,903 shares Common Stock in total. Given the mandatory and fixed conversion features, the Mawson Notes have been accounted for as equity.

On August 13, 2021, all 28,012,364 outstanding “Mawson Notes” were mandatorily converted into 63,626,903 shares of Common Stock at a conversion price of $0.339 per share. The Company also issued 869,061 shares of Common Stock as payment for interest accrued on the convertible notes with a share price of $0.98 per share.

Debt

On June 1, 2021, the Company entered into a working capital facility with Georgina Manning Pty Ltd for up to AUD$1,000,000. As of September 30, 2021, the Company had closed this facility and no longer has any liabilities with Georgina Manning Pty Ltd.

On January 27, 2021, Cosmos Infrastructure LLC (“Cosmos Infrastructure”) entered into an Equipment Purchase and Finance and Security Agreement with Foundry Digital LLC (“Foundry”) to purchase machinery that will be located at a facility hosted by Compute North LLC (“Compute North”). On February 5, 2021, the term of the agreement was further amended to have a final payment due January 27, 2022. Under the terms of the agreement, Cosmos Infrastructure purchased 500 Whatsminer M30S mining machines, paid a deposit of $264,000, and borrowed a total of $1,056,000. The Company plans to repay the facility in full by the last payment date, November 1, 2022.

Leases

As of September 30, 2021, the Company owns 95% of the equity of Luna Squares, LLC. Luna Squares LLC leases a 16.35 acre lot in the State of Georgia referred to as “Luna Squares” from the Development Authority of Washington County. The initial lease held by Luna Squares LLC, is from May 1, 2020 until April 30, 2023. Luna Squares entered into an amendment to the lease and exercised its option for additional land, which was signed and came into effect from February 23, 2021 (“Lease Amendment”). In addition to the extra land occupied, the amendment also includes five, 3-year extension options bringing a total optional lease period until 2038. Luna Squares LLC entered into a second amendment to the lease and exercised its option for additional 11.35 acres of land, which was signed and came into effect from August 24, 2021, and extends the ultimate expiry of the lease until July 31, 2047 (“Second Lease Amendment”).

The Company leases the headquarters of its business operations at Level 5, 97 Pacific Highway, North Sydney NSW 2060 Australia, being 1,076 square feet of office space held under a license agreement.

On September 20, 2021, the Company signed a new lease for 6-acres of land in Pennsylvania for thirty-six months with the option to execute four additional three year extensions as set out in our Current Report on Form 8-K filed September 20, 2021.

Other than the foregoing leases, the Company does not lease any material assets. The Company believes that these offices and facilities are suitable and adequate for its operations as currently conducted and as currently foreseen. In the event additional or substitute offices and facilities are required, the Company believes that it could obtain such offices and facilities at commercially reasonable rates.

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

The tax effects of temporary differences and tax loss and other credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at September 30, 2021, and December 31, 2020 are comprised of the following:

Significant components of our deferred tax assets and deferred tax liabilities are as follows:

	September 30,	December 31,
	2021	2020
Deferred income tax liabilities:
Depreciation	$(3,574,492)	$(1,116,350)
Transaction gains and losses	(351,562)	(129,483)
Other deferred tax liability	-	(775)
Net deferred tax liability	(3,926,054)	(1,246,608)
Deferred income tax assets:
Net operating loss carryforwards	4,984,048	2,782,861
Transaction gains and losses	8,654	93,874
Transaction costs	-	3,688
Total deferred tax assets	4,992,702	2,880,423
Valuation allowance	1,066,648	(1,633,815)
Net deferred tax assets	$-	$-

For the nine-month period ended September 30, 2021 the Company recognized $nil income tax expense (September, 30 2020: $nil).

As of September 30, 2021, we had federal and foreign net operating loss carryforwards of approximately $4.98 million and $5.36 million respectively, of which the ability to be carried forward indefinitely is subject to continued and ongoing review.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 11, 2021, the Company acquired 2,000 Canaan A1246 for delivery in October 2021 from Canaan for a total consideration of $10,800,000. The Company paid in full for the units and took delivery during the month of October 2021.

On October 15, 2021, the Company acquired 2,000 Whatminers M30’s for delivery in October 2021 from Foundry Digital LLC for a total consideration of $16,481,328. The Company paid a deposit of $3,202,766 and entered into a finance agreement with Foundry for the balance of the consideration over a 12-month term.

On October 22, 2021, MIG No. 1 Pty Ltd (“MIG”), an Australian subsidiary of Mawson Infrastructure Group Inc. (the “Company”), entered into an electricity supply and sale agreement (“Electricity Supply Agreement”) with Cape Byron Management Pty Ltd (“CBM”) to enable the Company to operate its first Australian bitcoin mining site (“Australian Site”). CBM is a subsidiary of Quinbrook Infrastructure Partners Pty Ltd. This Electricity Supply Agreement was filed in the Company’s Current Report on Form 8-K on October 22, 2021.

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

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares, as set forth in the Company’s Current Report on Form 8-K/A filed August 16, 2021. Unless otherwise specified, all Mawson share numbers in this Quarterly Report on Form 10-Q reflect post-reverse stock split numbers.

Forward-Looking Statement Notice

This Quarterly Report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the period subsequent to our most recent fiscal year end, and in Part II – Item 1A of this report.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the period subsequent to our most recent fiscal year end, and in Part II – Item 1A of this report.

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

Our primary business is the ownership and operation of Application-Specific Integrated Circuit (“ASIC”) computers known as Miners. We currently operate three sites, with two locations in USA, and a location in Australia, from which we operate our combined business. The Miners are predominately focused on the process of digital mining, specifically for Bitcoin.

As of September 30, 2021

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	5,600	-	5,600
Total miners in Transit	-	2,352	2,352
Total miners on order	-	24,408	24,408
Total miners in storage	4,400	-	4,400
Total miners	10,000	26,760	36,760
Total theoretical production hashrate	750 PH/s	2,312 PH/s	3,062 PH/s

We continue to conduct research and development into our Modular Data Centre (MDC) which we are actively testing in several configurations and locations to determine the best configuration for both Application Specific Integrated Circuits (“ASIC”) and alternate computing uses, including both for use in Graphics Processing Units (GPU) systems and traditional CPU based computing systems.

In addition, our indirect subsidiary, Cosmos Asset Management Pty Ltd (“Cosmos Asset Management”), is the investment manager of the Bitcoin Wholesale Access Fund, a wholesale, unregistered managed investment scheme which currently invests in and holds Bitcoin for third party investors, and is the manager of the Cosmos Global Digital Miners Access ETF, listed on Chi-X in Australia under the code DIGA.

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

Mining hardware performs computational operations in support of the blockchain measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining Bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of cryptocurrency. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (GPU), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced in the mining industry by ASIC chips. These ASIC chips are designed specifically to maximize the rate of hashing operations.

Asset Management

We have a dedicated asset management business, which is operated through Cosmos Asset Management, which is involved in the ownership and management of digital assets and infrastructure, and which is the investment manager of the Cosmos Global Digital Miners Access ETF, listed on Chi-X in Australia under the code DIGA Bitcoin Access Wholesale Fund, a wholesale, unregistered managed investment scheme which invests in and holds Bitcoin for third party investors. This business leverages the existing knowledge and infrastructure of our digital asset business to provide its investors exposure to various investment opportunities.

Through a strategic partnership with Independent Reserve Pty Limited, one of Australia’s leading digital exchanges, Cosmos Asset Management has custody agreements and security procedures in place to manage the various risks with investing in digital assets. In addition, Cosmos Asset Management manages a dedicated business in distributed storage infrastructure.

As of September 30, 2021, the funds under management of the asset management business are approximately USD$4.00 million.

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

Recent Developments.

Mawson listed its common stock on The Nasdaq Stock Market LLC (“Nasdaq”) on September 29, 2021.

On July 5, 2021, the Company consummated the acquisition (“the Acquisition) of all of the outstanding membership interests of Luna Squares LLC, a Delaware limited liability company (f/k/a Innovative Property Management, LLC) (“Luna”) pursuant to the terms of a (i) Membership Interest Purchase Agreement with Kyle Hoffman (the “Hoffman MIPA”) and (ii) Membership Interest Purchase Agreement with TRS Ventures LLC (the “TRS MIPA”). This transaction will be referred to as “the Luna Squares Transaction”. Further information on the Luna Squares Transaction can be found on the Company’s Current Report on Form 8-K filed on July 9, 2021.

Pursuant to the Hoffman MIPA, on July 7, 2021, the Company paid US $50,000 to Mr. Hoffman and on August 2, 2021, the Company issued 5,556 shares of its common stock to Mr. Hoffman (calculated as US $50,000 worth of common stock at a stock price of US $9.00 per share). This relates to Mr. Hoffman’s equity interest of 25% in Luna.

Pursuant to the TRS MIPA, on July 7, 2021, the Company paid US $50,000 to TRS Ventures LLC and on August 2, 2021, the Company issued 11,111 shares of its common stock to TRS Ventures LLC (calculated as US $100,000 worth of common stock at a stock price of US $9.00 per share). This relates to TRS Ventures LLC’s equity interest of 15% in Luna.

Pursuant to the TRS MIPA, on August 12, 2021, the Company paid US $25,000 to TRS Ventures LLC and on August 27, 2021, the Company issued 5,556 shares of its common stock to TRS Ventures LLC (calculated as US $50,000 worth of common stock at a stock price of US $9.00 per share). This relates to TRS Ventures LLC’s equity interest of 5% in Luna.

COVID-19.

The COVID-19 global pandemic has been unpredictable and unprecedented and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. The Company relies on equipment supplied by third parties which, like many manufacturing businesses globally, are at risk of supply chain issues. We currently do not expect any material impact on our long-term development, operations, or liquidity due to the COVID-19 pandemic. However, we are actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and industry.

Results of Operations – Three months Ended September 30, 2021 compared to the three months ended September 30, 2020

	For the three months ended September 30,
	2021	2020
Revenues:
Cryptocurrency mining revenue	10,151,579	966,574
Hosting Co-Location revenue	796,207	-
Total revenues	10,947,786	966,574

Operating cost and expenses:
Cost of revenues	2,499,837	922,502
Selling, general and administrative	5,510,083	745,243
LO2A write backs	-	-
Share based payments	1,425,000	-
Depreciation and amortization	4,129,862	2,592,352
Total operating expenses	13,564,782	4,260,097
Loss from operations	(2,616,996)	(3,293,523)
Other income (expense):
Realized gain/(losses) on foreign currency transactions	(8,625)	754
Unrealized gain/(losses) on foreign currency remeasurement	(351,562)	(255,471)
Share of net profit (loss) of associates accounted for using the equity method	(153,123)	-
Other income	32,431	-
Loss before income taxes	(3,097,875)	(3,548,240)
Income tax expenses	-	-
Net Loss	(3,097,875)	(3,548,240)

Revenues

Cryptocurrency mining revenues for the three months ended September 30, 2021 and 2020 were $10.15 million and $0.97 million respectively. This represented an increase of $9.18 million or 946% over the same three-month period in 2020. The increase in mining revenue for the three-month period was primarily attributable to an increase in bitcoin mined and higher bitcoin values in the 2021 period, averaging $41,877 per coin as compared to $10,621 per coin in the 2020 period. Bitcoins produced totaled 251.52 and we sold a total of 249.76 in three months to September 30, 2021 as compared to 93.06 sold in the same period in 2020. Hosting Co-location revenue for the three months ended September 30, 2021 and 2020 were $0.80 million and $nil respectively. This increase is due there being no co-location revenue in the prior year.

Operating Cost and Expenses

Our operating cost and expenses include cost of revenues; selling, general and administrative expenses; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: cost of mining equipment sold, and direct power costs related to cryptocurrency mining.

For the three months ended September 30, 2021 and 2020, cost of revenue were $2.50 million and $0.92 million respectively. The increase in cost of revenue was primarily attributed to the increase in power costs, and the reallocation of power costs from the period ended September 30, 2021.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of: professional and management fees relating to accounting, audit, and legal; research and development; and general office expenses.

Selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 were $5.51 million and $0.75 million, respectively. The increase in selling, general and administrative expenses were primarily attributable to: increases in expenses related to the increase in the scale of business operations.

Share based payments.

Share based payments consist of: an accrual of $1.43 million for amounts related to the obligation of Mawson to issue RSU’s pursuant to the terms of the Bid Implementation Agreement for the Cosmos Transaction, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. No share based payment expenses were recorded in the 2020 period.

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and modular data center (MDC) equipment.

Depreciation and amortization for the three months ended September 30, 2021 and 2020 were $4.13 million and $2.59 million, respectively. The increase is primarily attributable to the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation; and the procurement of new machines that have come into the ownership of the Company.

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

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss of $3.10 million for the three months ended September 30, 2021 compared to a net loss of $3.55 million for the three months ended September 30, 2020.

Results of Operations – Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	For the nine months ended September 30,
	2021	2020
Revenues:
Cryptocurrency mining revenue	21,029,492	2,850,086
Hosting Co-Location revenue	1,020,424	-
Sale of crypto currency mining equipment	2,157,651	-
Total Revenues	24,207,567	2,850,086
Operating cost and expenses:
Cost of revenues	6,218,145	2,210,113
Selling, general and administrative	11,334,551	1,743,353
LO2A write backs	23,963,050	399
Share based payments	21,779,898	-
Depreciation and amortization	7,977,800	5,047,917
Total operating expenses	71,273,444	9,001,782
Loss from operations	(47,065,877)	(6,151,696)
Other income (expense):
Realized gain/(losses) on foreign currency transactions	838,230	(288)
Unrealized gain/(losses) on foreign currency remeasurement	(1,920,879)	(88,502)
Share of net profit/(loss) of associates accounted for using the equity method	(277,817)	-
Other income	502,673	108,895
Loss before income taxes	(47,923,670)	(6,131,591)
Income tax expenses	-	-
Net Loss	(47,923,670)	(6,131,591)

Revenues

Cryptocurrency mining revenues for the nine months ended September 30, 2021 and 2020 were $21.03 million and $2.85 million respectively. This represented an increase of $18.18 million or 638% over the same nine-month period in 2020. The increase in mining revenue for the nine-month period was primarily attributable to higher bitcoin values in the 2021 period, averaging $44,521 per coin as compared to $9,167 per coin in the 2020 period. Bitcoins produced totaled 501.74 and sold totaled 500.50 in 2021 as compared to 324.97 and 325.13 in the 2020 period respectively. Hosting Co-location revenue for the nine months ended September 30, 2021 and 2020 were $1.02 million and $nil respectively. This increase is due there being no co-location revenue in the prior year.

Sales of hardware for the nine months ended September 30, 2021 were $2.16 million and no sales were recorded in 2020.

Operating Cost and Expenses

Our operating cost and expenses include cost of revenues; selling, general and administrative expenses; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: cost of mining equipment sold, and direct power costs related to cryptocurrency mining.

Cost of revenues for the nine months ended September 30, 2021 and 2020 were $6.22 million and $2.20 million, respectively. The increase in cost of revenue was primarily attributable to: cost of cryptocurrency mining hardware sold of $1.42 million in the 2021 period; and an increase in power costs related to the increase in the deployment and operation of cryptocurrency mining hardware.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of: professional and management fees relating to: accounting, audit, and legal; research and development; and general office expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were $11.33 million and $1.74 million respectively. The increase in selling, general and administrative expenses were primarily attributable to: one-off professional fees related to the Cosmos Transaction; and increases in expenses related to the increase in the scale of business operations.

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

Share based payments expenses for the nine months ended September 30, 2021 and 2020 were $21.78 million and $nil respectively. In the nine month period to September 30, 2021, share based payments were largely attributable to HC Wainwright $6.18 million, W Capital Warrants of $5.56 million and an accrual of $10.00 million for amounts related to the obligation of Mawson to issue RSU’s pursuant to the terms of the Bid Implementation Agreement for the Cosmos Transaction, included in the Company’s Current Report on Form 8-K/A filed May 13, 2021. No expenses were recorded in the 2020 period.

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and modular data center (MDC) equipment.

Depreciation and amortization for the nine months ended September 30, 2021 and 2020 were $7.98 million and $5.05 million, respectively. The increase is primarily attributable to new machines which are being procured have come into the ownership of the Company and the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation.

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

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss for the nine months ended September 30, 2021 and 2020 of $47.92 million and $6.13 million, respectively.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the nine months ended September 30, 2021, we financed our operations primarily through:

1.	entering into Securities Purchase Agreements (the “PIPE Agreements”) on December 31, 2020, with certain accredited investors (the “PIPE Investors”), whereby we agreed to sell to the PIPE Investors, in a private placement, an aggregate of 25 million shares of common stock for aggregate gross proceeds of $3.0 million;

2.	the issuance on March 9, 2021, of convertible notes with an aggregate principal amount of $21.56 million;

3.	net cash provided by operating activities of $10.93 million;

4.	Net cash from the proceeds of the sale of shares in Bonus Bio Group of $1.022 million;
5	entering into Securities Purchase Agreements (the “PIPE Agreements”) on August 5, 2021, with certain accredited investors (the “PIPE Investors”). Pursuant to the PIPE Agreements, the Company agreed to sell to the PIPE Investors, and the PIPE Investors agreed to purchase from the Company, in a private placement, an aggregate of 46,789,019 shares of common stock for a purchase price of $0.80 per share giving rise to gross proceeds of $37.43 million; and

6.	entering into an underwriting agreement with H.C. Wainwright & Co. LLC as representative (the “Representative”), of the several underwriters (the “Underwriters”), in connection with the Company’s previously announced public offering (the “Offering”) of 3,913,044 shares (the “Firm Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and accompanying 3-year warrants to purchase up to 1,956,522 shares of Common Stock with an exercise price of $13.80 (the “Firm Warrants”), at a public offering price of $11.50 per share. The net proceeds to the Company from the Offering (including the sale of additional Option Warrants), excluding any exercise by the Underwriters of their option to purchase any of the Option Shares, were approximately $41.23 million, after deducting underwriter fees and estimated offering expenses payable by us. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 586,956 shares of Common Stock at the public offering price, less the underwriting discount and commissions (the “Option Shares,” and together with the Firm Shares, the “Shares”) and 293,478 accompanying warrants (the “Option Warrants,” and together with the Firm Warrants, the “Warrants”). On September 28, 2021, the Representative gave us notice of its exercise of its option to purchase 293,478 Option Warrants for approximately an additional $5,870. The closing of the Offering occurred on October 1, 2021.

Working Capital and Cash Flows

As of September 30, 2021 and December 31, 2020, we had $32.4 million and $1.11 million in cash and cash equivalents, respectively.

As of September 30, 2021 and December 31, 2020, the trade receivables balance was $19.0 million and $0.6 million respectively. The balance as of September 30, 2021 predominantly represents the proceeds of the Offering with the cash being received on October, 1, 2021.

As of September 30, 2021, we had $469,082 of outstanding short-term loans, and as of December 31, 2020, we had $290,978 of short-term loans. As of September 30, 2021, and at December 31, 2020, we had $14,058 and $14,000 respectively of outstanding long term loans. The loans as of September 30, 2021, relate primarily to: the acquisition of cryptocurrency mining equipment, payable in full by February 2022 under the Foundry agreement.

As of September 30, 2021, we had positive working capital of $45,145,646 and as at December 31, 2020, we had negative working capital of $463,345. The increase in working capital was primarily attributable to an increase in the Company’s capital raise transactions during 2021, as compared to 2020.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the nine month ending September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

Net cash provided by/(used in) operating activities	$8,337,277	$(745,545)
Net cash used in investing activities	$(62,261,396)	$(2,179,714)
Net cash provided by financing activities	$86,026,426	$3,836,670

For the nine months ended September 30, 2021, net cash provided by operating activities was $8,337,277 and for the nine months ended September 30, 2020, net cash used in operating activities was $745,545. The increase in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $62,261,396 and $2,179,714, respectively. The increase in net cash used in investing activities was primarily attributable to the increase in the acquisition of cryptocurrency mining equipment.

For the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $86,026,426 and $3,836,670, respectively. The increase in net cash provided by financing activities was primarily attributable to proceeds from the capital raises which occurred in the period.

Outlook

According to management estimates, liquidity resources as of September 30, 2021 will be sufficient to maintain our planned level of operations for the next 12 months. However, we may need to raise additional funding or capital raising in order to purchase more equipment or expand operations. Additional financing may not be available on acceptable terms, if at all. Our future capital requirements as well as the ability to obtain financing will depend on many factors, including those listed under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

In connection with the Cosmos Transaction, we issued one contingent value right (“CVR”) to each of our securityholders for each outstanding share of common stock of Mawson, and for each share of common stock of Mawson underlying other convertible securities and warrants, held immediately before the closing of the Cosmos Transaction. Each CVR represents the right to receive a pro rata share of any consideration that we may receive in connection with any successful monetization of our LO2A business, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 to be repaid to us for amounts we spend in the development of the LO2A Technology at the request of the Holders’ Representative.

Other than the CVRs and the Contingent obligation in relation to LO2A, as of September 30, 2021, the Company did not have any other off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LO2A Business.

Through our holdings in the entities, WizePharma, Inc. and Occuwize Inc., which form the prior Company Wize Pharma, Inc., we also have in-licensed certain rights to purchase, market, sell and distribute a formula known as LO2A, a drug developed for the treatment of dry eye syndrome (“DES”), and other ophthalmological illnesses, including Conjunctivochalasis (“CCH”) and Sjögren’s syndrome (“Sjögren’s”). However, as part of the Cosmos Transaction, substantially all of the economic benefits of any successful monetization of our LO2A business, if any, will benefit only the holders CVRs and any contingent right holders.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, due to the Company’s material weakness in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of September 30, 2021.

As previously disclosed, the Company’s management identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Significant Reliance on Key Individuals. There are significant manual processes involved in the Company’s accounting, management and control functions with limited segregation of duties and secondary review. This is not inconsistent with similar small fast-growing organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and meet increased US GAAP/PCAOB/SOX/SEC registrant requirements. As well as the risk that compliance and other reporting obligations as a result of risk of management override are not adequately dealt with. Management is in the process of remedying this and is seeking to hire additional resources to reduce its reliance on key individuals

Changes in internal control over financial reporting

Since March 9, 2021, with the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the period covered by this Quarterly Report on Form 10-Q, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	We have developed entity level and process level controls with respect to the preparation and review of our consolidated financial statements. We have developed process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. We are in the process of testing and validating these controls. At this time, we cannot state whether these controls will prove to be effective.

●	We are currently working to write policies and procedures to ensure the effective design and operation of general IT controls over our financial reporting systems. We have not yet completed our development, implementation and testing of these controls. At this time, we cannot state whether these controls will prove to be effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of our business.  However, as of September 30, 2021, we are unaware of any material pending legal proceedings.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and the supplemental risk factors in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the period subsequent to our most recent fiscal year end.

The public trading market for our Common Stock is volatile and may result in higher spreads in stock prices, which may limit the ability of our investors to sell their shares at a profit, if at all.

Our Common Stock traded in the over-the-counter market and was quoted on the OTCQB until September 28, 2021, when our Common Stock began to trade on the Nasdaq Capital Market. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may have adversely affected the market price of our Common Stock in the past. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which mean that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Historically our trading volume has been insufficient to significantly reduce this spread and has had a limited number of market makers sufficient to affect this spread. It has yet to be determined whether the listing of our stock on the Nasdaq Capital Market will result in less extreme price and volume fluctuations, lower spreads and/or higher trading volumes.

Our Common Stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our Common Stock has historically been thinly traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume and were traded on the OTCQB, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.	On August 2, 2021, we issued 5,556 shares of our common stock to Kyle Hoffman (calculated as USD50,000 worth of common stock at a stock price of USD9.00) pursuant to our Membership Interest Purchase Agreement with Mr. Hoffman as partial consideration for our purchase of Mr. Hoffman’s equity interest of 25% in Luna Squares LLC. The shares were issued under the exemption provided by Section 4(a)(2) and Rule 506 of the Securities Act of 1933, as amended.

2.	On August 2, 2021, we issued 11,111 shares of our common stock to TRS Ventures LLC (calculated as USD 100,000 worth of common stock at a stock price of USD 9.00) pursuant to our Membership Interest Purchase Agreement with TRS Ventures LLC as partial consideration for our purchase of TRS Ventures LLC’s equity interest of 15% in Luna Squares LLC. The shares were issued under the exemption provided by Section 4(a)(2) and Rule 506 of the Securities Act of 1933, as amended.

3.	On August 27, 2021, we issued 5,556 shares of its common stock to TRS Ventures LLC (calculated as USD 50,000 worth of common stock at a stock price of US $9.00 per share) pursuant to our Membership Interest Purchase Agreement with TRS Ventures LLC as partial consideration for our purchase of TRS Ventures LLC’s equity interest of 5% in Luna Squares LLC. The shares were issued under the exemption provided by Section 4(a)(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
10.1*	Securities Purchase Agreement dated August 6, 2021
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 15, 2021
99.2	Presentation of the Company – dated November 2021
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020, and (iv) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: November 15, 2021	By:	/s/ James Manning
James Manning, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Hetal Majithia
Hetal Majithia, Chief Financial Officer
(Principal Financial and Accounting Officer)