Form 10-K
period 2021-12-31
Mawson Infrastructure Group Inc.
filed 2022-03-21
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-40849

Mawson Infrastructure Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 5, 97 Pacific Highway, North Sydney NSW Australia	2060
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: +61 2 8624 6130

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MIGI	The Nasdaq Stock Market LLC

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $339.3 million computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2022, there were 71,580,295 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with its Annual Stockholders’ Meeting to be held in 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

INTRODUCTION

Throughout this Annual Report, unless otherwise designated, the terms “we”, “us”, “our”, the “Company”, “Mawson” and “our company” refer to Mawson Infrastructure Group, Inc., a Delaware corporation, and its consolidated subsidiaries (unless otherwise indicated).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

On August 11, 2021, we effected a reverse stock split of our Common Stock at a ratio of one for ten (1:10) (the “Reverse Stock Split”). Unless otherwise indicated, all share and per share amounts included in this Annual Report reflect the effects of the Reverse Stock Split.

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

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A - “RISK FACTORS” below. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the fact that we have incurred operating losses and may continue to do so for the foreseeable future;

●	that we may need to raise additional capital, to meet unexpected liabilities or accelerate growth in a competitive environment, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	that we may never become profitable;

●	competition and technological challenges we may face;

●	the slowing or stopping of the development or acceptance of digital asset systems;

●	changes to any digital asset network’s protocols and software;

●	any decrease in the incentive for Bitcoin mining;

●	growth challenges we may face;

●	our ability to obtain and maintain adequate insurance;

●	we may become subject to existing or future government regulations which increase the cost of doing business, or which cause to cease some or all of our operations;

●	our exposure to fluctuations in the market value of digital assets, in particular Bitcoin, and the relative attractiveness of those digital assets to investors, speculators, and users payment network services over other solutions;

●	our reliance on third party manufacturers for Miners and other infrastructure and hardware;

●	risks relating to the supply chain disruptions due to pandemic (e.g. COVID-19), shortages (computer chips), and geo-political tensions (e.g. China trade bans, war in Ukraine);

●	climate and climate change risks, including direct risks from storms and floods, but also the implementation of policies which may lead to higher energy costs;

●	political or economic crises motivating large-scale sales of digital assets;

●	regulatory risks, including local and global governments regulating, or even banning, Bitcoin or Bitcoin mining;

●	the impact of our business successes or failures on the value of our Common Stock;

●	the impact of future stock sales on our stock price;

●	the potential lack of liquidity, or volatility, of our common stock and warrants;

●	the potential failure to maintain effective internal controls over financial reporting;

●	the existence of anti-takeover provisions in our charter documents and Delaware law;

●	that we do not intend to pay dividends on our common stock.

●	competitive companies and technologies within our industry, and outside it (such as central bank digital currencies and quantum computing); and

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

PART I

ITEM 1. BUSINESS.

Overview

General

On December 30, 2020, Mawson (formerly known as Wize Pharma, Inc.) entered into the Bid Agreement (as amended) with Mawson AU. Under the Bid Agreement Mawson acquired all of the Shares of Mawson AU. This transaction closed on March 9, 2021. Shares of our common stock have been listed on The Nasdaq Capital Market since September 29, 2021.

Mawson is a ‘Digital Asset Infrastructure’ business. We own and operate facilities with modular data centers (MDCs).

Within the MDCs Mawson operates Application-Specific Integrated Circuit (“ASIC”) computers known as Miners. The Miners are focused on the process of digital mining, specifically for Bitcoin.

As of December 31, 2021

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	10,302	-	10,302
Total miners in Transit	-	4,704	4,704
Total miners on order	-	18,528	18,528
Total miners in storage	5,691	-	5,691
Total miners	15,993	23,232	39,225

We continue to conduct research and development into our MDCs that we are actively testing in several configurations and locations to determine the best configuration for both ASICs and alternate computing uses, including both for use in Graphics Processing Units (GPU) systems and traditional central processing unit (CPU) based computing systems.

Our Products and Services

Digital Processing and Hosting Solutions (Mining)

Digital processing and mining of Bitcoins requires computing hardware and servers specific to the computing problem that a person is seeking to solve, referred to as a “Miner”. Each Miner or component thereof can be specifically specialized to perform a function better than other hardware for the purpose of maximizing the return from any specific processing task.

Mining hardware performs computational operations in support of the blockchain measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining Bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of cryptocurrency. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (GPU), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced in the mining industry by ASIC chips. These ASIC chips are designed specifically to maximize the rate of hashing operations. Mawson only operates ASIC miners.

As Mawson increases its hashing power it increases its chance of solving a block and earning a cryptocurrency reward. As the global network has modernized and become more efficient, the hash rate required for solving a block (that is, the difficulty of solving a block) has increased, and therefore generally requires more electrical power. Increased use of electrical power increases the cost of solving a block and, therefore, the relative cost of mining a cryptocurrency. This increase in difficulty means that individual mining operations can go for periods of time without finding a block and earning any reward for their mining efforts.

For that reason, we have joined ‘mining pools’ (that is groups of other miners) to increase our chance of more regularly receiving Bitcoin rewards. A large group of miners with greater hashing power is more likely to earn a cryptocurrency reward. We then receive Bitcoin rewards on a pro rata basis based on total hashing capacity we contributed to the mining pool. This reduces the variance of our revenue generation.

Due to our strategy of investing in digital asset infrastructure, including entering into site leases, power purchase agreements and acquiring MDCs and other equipment necessary for facilities designed for mining Bitcoin, we are able to offer other businesses in the digital asset infrastructure industry the opportunity to have their Miners located within our MDCs, who pay us a fee for the use of our facilities and related services (often based on power consumption). This kind of arrangement is known as ‘hosting’ or ‘co-location’.

Mawson operate its own MDCs in two mining facilities in the U.S (Georgia and Pennsylvania) and one in Australia (New South Wales) on land that we have leased on long-term arrangements.

Mawson no longer focusses on its clinical stage biopharmaceutical business which was the focus when the Company was known as Wize Pharma, Inc.

Hash Rate and Network Hash Rate

Hash rate is a measure of the processing speed by a Miner for a specific cryptocurrency. Mawson’s hash rate is the sum total of its Miners’ hashrates. Similarly, the sum total of all Miners actively trying to solve a block in the Bitcoin network is known as the “Network Hashrate”. If Mawson’s proportion of the Network Hash Rate grows, then Mawson’s chance of solving a block on the Bitcoin’s blockchain should increase and, therefore, Mawson’s chance of earning a Bitcoin reward should increase, as compared to other mining competitors with relatively lower total hash rates.

If more competitors add hash rate to the Network Hash Rate, then Mawson must also increase its own hash rate if it wants to ensure that the amount of rewards it receives over time remains generally same. Mawson can increase its hash rate in a number of ways, including by acquiring more Miners, ensuring that as many of its Miners are online and operational at all times, and by increasing the hashing capability of its Miners (for example, by providing optimal operating conditions). By operating more Miners, Mawson will increase the amount of power it requires to operate the Miners, thus increasing its cost base. Mawson and its competitors have deployed increasingly sophisticated and efficient Miners in greater numbers, which has meant that older, less efficient Miners have become too inefficient to economically deploy, and have become redundant. The Network Hash Rate can also decline from time to time, which means that Mawson’s hash rate relative to the Network Hash Rate would increase, increasing the chance that Mawson will be rewarded with Bitcoin.

Mining Results

Our core revenue generating operation is the mining of Bitcoin. During the year we mined 808.88 Bitcoin giving rise to revenues totaling $38.45 million.

Liquidation policy

Mawson’s policy is to liquidate any mined Bitcoin within a reasonable time after receipt. Mawson does not hold any material amount of Bitcoin on its balance sheet. Mawson’s strategy is to operate as a mining operation, rather than a cryptocurrency investment company. This means that Mawson regularly liquidates its Bitcoin holdings for traditional fiat currency. Mawson has established relationships with several digital currency exchanges through which Mawson sells Bitcoin on a regular basis.

Factors Affecting Profitability

The main factors affecting Mawson’s profitability are (in no particular order):

●	The market price of Bitcoin;

●	The reward Mawson earns for its mining operations;

●	Changes in the Network Hash Rate (as described above);

●	Changes in the cost of hardware, such as Miners, containers, transformers;

●	The cost of land, or leases; and

●	The cost of power.

While Mawson takes steps to mitigate these risks, they cannot be avoided altogether. In particular, the market price of Bitcoin can be volatile, sometimes being subject to major changes in value in short time periods. It should also be noted that the reward for Bitcoin mining is scheduled to halve approximately every 4 years. This phenomenon, which is a feature of the Bitcoin protocol, is known as ‘halving’. The Bitcoin blockchain has undergone halving three times since its inception on November 28, 2012, July 9, 2016, and May 11, 2020. The original reward was 50 Bitcoin per block, but after the last halving the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in or around March 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur in or around 2140. The value of Bitcoin has historically risen after each halving event, on a halving to halving basis.

Environment

Digital asset mining requires a large amount of computing power, which in turn requires a large amount of electricity. At Mawson we recognize the important role digital asset mining can play in supporting the growth of renewable or sustainable energy sources. We seek to power our operations with renewable or sustainable power and enter into arrangements where we may be paid in certain circumstances to reduce or cease our energy usage. In this way we can provide stability to the energy grid by reducing demand on renewable or sustainable energy at times of peak usage, or low supply.

To the extent we are unable to source renewable or sustainable sources of energy then Mawson seeks to offset its carbon footprint with the acquisition of carbon credits. Mawson is currently in the process of assessing its 2021 carbon footprint. Mawson offset its 2020 carbon footprint.

Other products and services

Mawson is a digital asset infrastructure specialist and provides that infrastructure to other cryptocurrency miners, along with maintenance services to operate other miners’ equipment in our facilities. As at December 31, 2021, Mawson had 5 hosting customers. Hosting customers installed capacity as at December 31, 2021 was 2MW.

We have an interest in Cosmos Asset Management Pty Ltd (“Cosmos Asset Management “), an Australia based crypto investment manager. Cosmos Asset Management has listed one unlisted crypto related fund and one listed crypto related exchange traded fund on an Australian exchange (Cosmos Global Digital Miners Access ETF), and it is seeking to list more in the future.

As of December 31, 2021, Cosmos Asset Management’s funds under management were approximately AUD$8.65 million.

We have a circa 20.06% interest in an Australian filecoin mining business, Distributed Storage Solutions Pty Ltd (“DSS”). Filecoin is an open-source, public cryptocurrency and digital payment system. Filecoins may be used to rent unused hard drive space.

Research and Development

Our research and development, or R&D, program is focused on researching and exploring opportunities to improve the efficiency of hardware and software and MDC’s, including the development of technology to enable us to operate liquid immersion cooled MDCs. We have also begun research into the software element of computing and are in the initial stages of researching a range of programs to improve efficiency.

We are conducting research in both Australia and the United States. By conducting research in different countries, we are able to research improvements in efficiencies across varying climates. We have partnered with leading design firms in both Australia and the United States to ensure our MDCs can be efficiently deployed in different climates. Using global designers and vendors provides us the opportunity to seek to enhance the design to ensure success of the technology in multiple jurisdictions, climates and scenarios.

Suppliers

Mawson engages a range of suppliers for access to hardware and software required to mine Bitcoin. This includes the manufacturers of the Miners, MDCs and transformers. Mawson has several power suppliers with which it has Power Purchase Agreements (“PPA”) that set out the terms and duration of the supply or power.

Government Regulation

Government regulation of blockchain and cryptocurrency is being actively considered by the United States (federal and state) and international governments, and their agencies and regulatory bodies.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have also been proposed in Congress related to our business, which may be adopted and have an impact on us. For additional discussion regarding the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Competition

The cryptocurrency industry, in particulate Bitcoin mining, is dynamic and global. The Bitcoin mining network is made up of a variety of competitors, from individual ’sub-scale’ hobbyists to large, listed mining operations. We compete with them directly for the acquisition of new Miners, and raising capital. Bitcoin miners, including Mawson, also compete with more traditional industries, for example, when obtaining the lowest cost of sustainable electricity, or access to sites with reliable sources of power. Many mining operations are not publicly operated, and therefore data is not readily available.

Listed companies operating comparable businesses include:

●	Core Scientific, Inc.

●	Marathon Digital Holdings, Inc.

●	Riot Blockchain, Inc.

●	Hut 8 Mining Corp.

●	TeraWulf Inc.

●	HIVE Blockchain Technologies Ltd

●	Bitfarms Ltd

●	Iris Energy Limited

●	Cipher Mining Inc.

●	Stronghold Digital Mining, Inc.

●	Argo Blockchain plc

●	Greenidge Generation Holdings Inc

Human Capital

Our employees are critical to our success. As of February 28, 2022, we had 40 employees and contractors based in the U.S. and Australia. We further rely on the extensive expertise of our external advisers, including legal, audit, financial and compliance consultants, who may be engaged on an hourly basis, or on a project basis.

We want to attract a committed and talented workforce. We believe that our ability to attract and retain such a workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion.

We are committed to providing a safe workplace for our employees. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards. The Company has taken additional measures during the COVID-19 pandemic, including providing information resources, testing, and personal protective equipment.

ESG

There has been recent commentary about cryptocurrency mining and its impact on the environment. Governments and related government bodies around the world are introducing or contemplating legislative and regulatory changes related to cryptocurrency mining in response to a variety of pressures.

Any legislative changes regarding climate change could add significant burden and costs to our business, including costs related to making our energy consumption more efficient and lower impact on the environment, environmental monitoring and reporting, and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding cryptocurrency and the apparent effects on the environment.

Corporate Information

On March 17, 2021, we changed our name to Mawson Infrastructure Group Inc. from Wize Pharma, Inc in connection with our acquisition of Mawson Infrastructure Group Pty Ltd (then known as Cosmos Capital Limited), a digital infrastructure provider based in Sydney, Australia.

Our head office is located at Level 5, 97 Pacific Highway, North Sydney New South Wales 2060. Our contact email is info@mawsoninc.com, and our website is www.mawsoninc.com.

Shares of our common stock have been listed on The Nasdaq Capital Market since September 29, 2021.

Available Information

Our investor relations website is available at mawsoninc.com. The information on, or that may be accessed from, our website is not a part of this Annual Report. Investors can find a range of information about us there. Available on this website, free of charge, are the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics), and select press releases and other relevant information.

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

Risks Relating to Our Business and Management

We have incurred operating losses since inception.

During the time we have operated we have incurred net losses. We expect to continue to incur losses for the near future, and these losses will likely increase as we pursue our growth strategy. Even with the change of our primary business away from our historical clinical-stage biopharmaceutical business to the digital asset infrastructure business, no certainty exists that we will become profitable and, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. The future expansion of our business likely requires substantial capital costs and expenses and there can be no assurance that subsequent operational objectives will be achieved. If we do not achieve our operational objectives, and if we do not generate cash flow and income, our financial performance and long-term viability may be materially and adversely affected. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We may be unable to raise additional capital needed to grow our business.

We will likely continue to operate at a loss, at least until our business strategy is implemented, or if cryptocurrency prices decline, and there may be a need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional funds through one or more equity financings, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We or our suppliers may not be able to procure or repair hardware that is required in our operations.

COVID-19 and other geo-political events, including the closing of the Suez Canal, in recent times have caused multiple supply chain disruptions for companies globally. Our business relies on certain hardware such as the Miners, containers in which to store the Miners, transformers for electricity supply, and cooling technologies. If we are unable to procure such hardware, or replacement parts (at commercial prices or at all), or they are delayed, our operations may be adversely affected which would likely have a material adverse effect on our business, financial condition, results of operations and prospects. If the manufacturers of such hardware are unable to obtain materials or components themselves, they may experience manufacturing delays or have to cease manufacturing altogether. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers.

There are a small number of major suppliers of Miners globally, and Miner manufacturing is located primarily in China. If we were unable to source Miners from those suppliers (for example due to overwhelming global demand for Miners) at a commercial price, or at all, this would have a materially adverse impact on our business, financial condition, results of operations and prospects. Even if the suppliers have agreed to supply us with miners, they may fail to supply the Miners due to their inability to manufacture sufficient Miners due to a shortage of components or resources such as semiconductors, a default, insolvency, a change in control, or change of laws (including export/import restrictions, quotas or tariffs). In addition, the terms of sale with the Miner suppliers are often in favor of the suppliers and may leave us with few or no commercial remedies.

The trade policies of the U.S. and China in particular are dynamic at the moment, and trade policies such as export/import restrictions, quotas or tariffs, by either of these countries, or others, may reduce the ability of our suppliers to supply use with Miners, or create a shortage or lack of components necessary for their manufacture. The government of the People’s Republic of China in particular exerts a high level of influence and control over its economy and businesses (private and state owned). There have been numerous examples of government decisions, laws and intervention into particular industries in recent times, including a ban on Bitcoin mining in China itself, which has been enforced. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, to obtain or maintain permits or licenses required to conduct business in China. Changes in any of these policies, laws and regulations, or the interpretations thereof, as they relate to the mining hardware suppliers, could have a negative impact on our business.

Additionally, if our electricity suppliers are negatively affected by the international supply chain issues they may not be able to maintain or grow their facilities, and may breach their commitments to supply us with the contracted power, or we may be unable to source extra power in the future to enable our growth. This would likely have a material adverse effect on our business, financial condition, results of operations and prospects.

Such supply chain disruptions have the potential to cause material impacts to our operating performance and financial position if the delivery of equipment for our facilities is delayed.

Mining equipment is prone to breakdown or fail.

Miners and related mining equipment used to mine digital assets are prone to breakdown and may not function at any given time. Any downtime of a significant number of our Miners and mining equipment will have a direct impact on us as they would not be performing their role, that is, solving hashes and earning a block reward. This could occur during an accident on site, or during transportation of a large number of Miners. In addition, a failure of any critical single piece of equipment may represent a single point of failure which could have widespread impacts. An example of this would be a fire within a substation resulting in a total power outage for a mining facility for a period until the substation was rebuilt. Such widespread mechanical issues or critical failure for any material duration would therefore decrease our revenue.

Any long-term outage or limitation of the internet connection at our sites could materially impact our operations and financial performance.

A secure, reliable and fast internet connection is required for our Miners to validate and verify Bitcoin transactions, secure transaction blocks and add those transaction blocks to the Bitcoin blockchain. Any extended downtime, bandwidth limitations or other constraints may reduce our ability to use our Miners support transactions on the Bitcoin network, and therefore reduce our ability to earn block rewards. The effects of any such events could have a material adverse effect on our operating results and financial condition.

Access to reliable electricity sources at reasonable prices is critical to our growth and profitability.

Digital mining consumes electricity to power Miners, therefore electricity costs are a major factor which will determine whether our digital mining activities are profitable and viable. If we are unable to source and enter into agreements for the supply and purchase of electricity, or if we are unable to continue to receive the electricity supplies we have already secured (for example we are unable to re-contract an expiring arrangement), this will reduce our capacity to conduct and grow the number of Miners we can operate, and therefore the amount of revenue we can generate.

Certain economic, environmental, and regulatory events or changes beyond our control, including acts of God such as natural disasters, climate change, wars, sabotage, epidemics, riots, loss or malfunctions of utilities, labor disputes, which may be transitory or chronic, could occur to restrict our access to electricity, or drive up the costs of electricity to a point that some or all of our planned, future or existing operations are uncommercial, which may lead to us being unable to grow our operations, or reducing, suspending or ceasing our Mining operations. The price of electricity available in the market more generally is dependent on numerous factors such as the types of generation, regulatory environment, electricity market structure, supply/demand balances. A recent example is the risk that war in Ukraine and sanctions against Russia may increase the global energy prices due to a reduction in the supply of oil and gas from Russia.

Our Modular Data Centers require developed land, preferably close to sustainable and reasonably priced electricity sources. If we are unable to acquire rights to use such land, or lose the rights to land we currently occupy, this would likely mean that we would lose access to the relevant supply of electricity. A lack of access to the electricity would significantly impact the profitability and viability of our business.

Cyber-security threats pose a challenge to the safekeeping of our digital assets, and a risk of reputational damage.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. To the extent that we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect our business, financial condition, results of operations and prospects. We believe that, as our business and assets grow, we may become a more appealing target for security threats such as hackers and malware.

We promptly and frequently liquidate cryptocurrencies that we mine and keep a minimum number of cryptocurrencies in our possession so as to minimize our risks against theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, this security system may still be penetrated and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm, limit or halt our business operations or result in loss of our digital assets, or damage to our hardware and physical assets.

Any breach of our infrastructure, or potentially the infrastructure of trusted third parties, could result in damage to our reputation which could adversely affect our business, financial condition, results of operations and prospects.

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

We will take measures to protect our self and our digital and physical assets from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of our assets. A security breach could harm our reputation or result in the loss of some or all of our assets. A resulting perception that our measures do not adequately protect our assets could adversely affect our business, financial condition, results of operations and prospects.

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

We may not have, or be able to obtain or maintain, relevant business insurance.

Due to the industry in which we operate, we may not be able to obtain or maintain some types of insurance that operators of similar businesses would usually obtain, on commercially viable premiums, or at all.

Any digital assets we hold are not insured. Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our business, financial condition, results of operations and prospects.

We do not hold our digital assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our digital assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery we have might be limited to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim by us.

The sale of our digital assets to pay expenses at a time of low digital asset prices could adversely affect our business.

We promptly and frequently liquidate cryptocurrencies. This may mean that we sell digital assets at a time when the prices on the respective digital asset exchange market are low, which could adversely affect our business, financial condition, results of operations and prospects.

We rely on a small number of key people, the loss of which could have a significant impact on us.

The responsibility of the direction and operation of our business relies heavily on a small number of key people, including CEO James Manning and COO Liam Wilson. If any of our key employees or service providers cease their involvement in our business or, in the unfortunate situations one or more of them are seriously injured or dies, this loss would have a significant and likely adverse impact on us.

Our results of operations may be negatively impacted by the pandemic outbreak.

In December 2019, the novel coronavirus, or COVID-19, surfaced globally. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak. The impacts of the outbreak are unknown and rapidly evolving. Multiple variants (including Delta and Omicron) have become prominent since the initial outbreak, and despite global vaccination programs, COVID-19 was unpredictable in 2021 and the outlook remains uncertain in 2022 and beyond. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In the United States and Australia, federal, state and local governments have enacted restrictions on travel, gatherings, and workplaces, with exceptions made for essential workers and businesses. Although these types of restrictions have been lifted in the United States and Australia, there can be no assurance that governments will not re-introduce such restrictions if the pandemic worsens. If such restrictions are re-introduced, we may be required to substantially reduce or cease operations in response as a result of COVID-19 or any other future pandemic which may emerge.

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

Our future growth may depend in part on our ability to acquire patented technologies or potential target companies that have synergies with our business activities. Such acquisitions are subject to numerous risks, including, but not limited to the following:

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty integrating the operations, technology and personnel of the acquired entity including achieving anticipated synergies;

●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

●	difficulty in maintaining controls, procedures and policies during the transition and monetization process;

●	diversion of our management’s attention from other business concerns; and

●	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and other legal, tax and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Cryptocurrency mining is a highly competitive industry.

The cryptocurrency mining industry is highly competitive, especially for Bitcoin, and there are several competitors who are considerably larger than Mawson, and who have operated for longer in the industry. With this size and operating history likely comes greater resources (financial, human, and technical), greater brand recognition and reputation, stronger business relationships, and economies of scale. We expect existing competitors will expand their operations, new competitors will enter the industry, and some competitors will merge to create even stronger competitors. The digital asset mining industry is global. Barriers to entry are relatively low in the sense that there is no requirement to obtain a license or permit to mine for Bitcoin (potential barriers to entry include the need to acquire, install and operate the capital intensive equipment, access to reasonably priced electricity, and other relevant technical knowledge). If the amount of competing computational power in the Bitcoin network increases, then the difficulty of the mining process increases, which may lead to lower Bitcoin rewards for Mawson.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.

Global climate change and related environmental regulations may have an adverse effect on our business operations and financial position.

Changes in climate and its effect on the environment such as changes in rainfall, weather patterns, water supplies and shortages, sea level and changing temperatures could have an adverse effect on our operations and financial performance. We operate in a variety of environments, and the potential physical effects of climate change on our operations, if any, are highly uncertain.

Extreme weather events may:

●	cause damage to one or more of our modular data centers (that house our Miners) and therefore reduce our ability to maximize the performance of the Miners;

●	affect the delivery times of equipment ordered from our manufacturers and therefore impact our financial forecasts which were scheduled for a certain period of time; or
●	cause power disruptions or cuts to our Miners, reducing operating times and the performance of the Miners.

There has been recent commentary about cryptocurrency mining and its impact on the environment. Governments and related government bodies around the world are introducing or contemplating legislative and regulatory changes related to cryptocurrency mining in response to a variety of pressures.

Any legislative changes regarding climate change could add significant burden and costs to our business, including costs related to making our energy consumption more efficient and lower impact on the environment, environmental monitoring and reporting, and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding cryptocurrency and the apparent effects on the environment.

Cancellation or withdrawal of required operating and other permits and license.

We must obtain various permits, approvals and/or licenses in order to construct and operate our facilities. If such permits, approvals and/or licenses are not granted, or if they are lost, suspended, terminated or revoked, it may result in delays in construction of our facilities, require us to halt all or part of our operations, or cause us to be exposed to financial or other penalties at the affected locations. Such circumstances could have a material adverse effect on our business, financial condition and operating results.

We are subject to the construction risks.

Each Modular Data Center facility we construct is subject to the usual risks associated with building infrastructure assets. Particular risks include slow or delayed planning approval processes and permitting and licensing requirements, issues with site condition or hazards, availability and cost of materials and labor, contractor and sub-contractor default, inability to enter into agreements with the design and build of the facilities, and inclement weather.

Banks and financial institutions may cease to provide financial services to persons involved in cryptocurrency transactions.

Banks and other financial institutions can and have made legal and risk-based decisions to not accept customers such as digital assets investors or businesses that engage in Bitcoin-related activities or that accept Bitcoin as payment. This may be because it would be illegal for them to do so, or in situations where the legal position is unsure, but subject to material risk. If we, or our major business partners (e.g. exchanges, mining pools, or ASIC suppliers) are unable to obtain banking services, this will cause material business disruption and loss and damage to our business. If it occurs to a significant number of Bitcoin users, investors and traders, this may lead to a loss of confidence in Bitcoin and its value, leading to a fall in the Bitcoin price.

Achieving a sale of the clinical-stage biopharmaceutical business may take longer than expected.

Our main business, when Mawson was known as Wize Pharma Inc, was as a clinical-stage biopharmaceutical business. It is intended that this business will be sold, because Mawson is focusing on its digital infrastructure and cryptocurrency related business. If achieving a sale of the clinical-stage biopharmaceutical business takes longer or is more complicated than expected, there is a risk that management time and Company resources are diverted away from developing and managing Mawson’s core business.

Risks Relating to Cryptocurrency Mining, Bitcoin Price and Technology

Our future success will depend significantly on the price of Bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.

Given that most of our revenue is generated from the mining of Bitcoin (as a result of rewards and transaction fees received for validating transactions on the Bitcoin blockchain), our operating cash flow is substantially dependent on the price of Bitcoin. The prices that we receive for our Bitcoin depend on numerous market factors beyond our control. Due to the highly volatile nature of the price of Bitcoin, our historical operating results have fluctuated, and may continue to fluctuate, significantly from period to period. Mawson does not have any formal hedging strategy in place. The price of Bitcoin can fluctuate due to investment and trading sentiment amongst users, speculators, and investors for a range of reasons, including changes in interest rate settings, or negative or positive publicity (for example due to legal proceedings or losses to Bitcoin investors due to fraud or cyber attacks a cryptocurrency exchange or online wallet). Large holders of Bitcoin may be able to effect large price swings, especially if they were to liquidate their holdings, which would likely cause the price of Bitcoin to fall. Further, the Bitcoin market is highly unregulated and could be subject to market manipulation, especially by large holders. In addition, we operate in the U.S. and Australia and are exposed to fluctuations in in fiat currency exchange rates. A fall in the price of Bitcoin will have a negative impact on our revenues.

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

The open-source structure of the cryptocurrencies network protocols means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging or latent issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Modification or changes to the Bitcoin protocol by a sufficient number of users (known as a “fork”) may lead to unforeseen bugs or other negative outcomes for Mawson and miners in general. Changes to or latent issues in a digital asset network which we are mining could materially adversely affect our business, financial condition, results of operations and prospects.

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

If the award of digital assets for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease operations, leading to slower confirmations of transactions on the blockchain leading to lower confidence in Bitcoin, and therefore a potentially lower Bitcoin price.

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

As the award of new digital assets for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward on the Bitcoin network for solving a new block is six and a quarter (6.25) Bitcoins per block (the reward decreased from twelve and a half (12.5) Bitcoin in May 2020). It is estimated that it will halve again in about 2024. This reduction may result in a reduction in the aggregate hashrate of the Bitcoin network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the aggregate hashrate on the Bitcoin network. Periodically, the Bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the Bitcoin network protocol.

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

An increase in transaction fees could reduce the price of digital assets.

If fees increase for recording transactions on the Bitcoin network, demand for cryptocurrencies may decrease and prevent the expansion of the network to retail merchants and commercial businesses, resulting in a reduction in the price of digital assets that could adversely affect our business, financial condition, results of operations and prospects.

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that could adversely impact our business.

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

As an alternative to fiat currencies that are backed by central governments, digital assets such as Bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized asset that can act as a store of value, means of speculation or a payments system for buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in their value and could adversely affect our business, financial condition, results of operations and prospects.

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

Currently, there is relatively small use of Bitcoins and other cryptocurrencies in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us. Cryptocurrencies are a relatively new concept and asset class, so there is still some degree of uncertainty and skepticism about their use. Whether their popularity will gain further traction is difficult to predict. If the popularity and use of cryptocurrencies diminish and leads to their value decreasing, our business, financial condition, results of operations and prospects may be materially adversely affected.

Future digital asset and digital currency development may lessen the usage of Bitcoin.

Digital asset technology is a rapidly advancing and changing and new digital assets are created regularly. New digital assets competing with the digital assets we specialize in (such as Bitcoin) may increase in popularity and in turn cause a decline in the value of Bitcoin, which may in turn lead to a decline in the Bitcoin network and our ability to generate revenue from our current mining activities. This may include the development of so-called central bank digital currencies (CBCDs). Many governments around the world, and central banks are reportedly considering or studying the potential for CBCDs, including the Australian federal government and the Reserve Bank of Australia and the United States Federal Reserve.

The Bitcoin protocol currently relies on a proof-of-work verification for validating digital asset transactions. This type of validation consumes large amounts of computing power and electricity. Proof-of-stake validation is a more recent development, which involves the validator losing part of its cryptocurrency holdings if it fails to correctly validate a block. While there are some drawbacks to proof-of-stake, it requires far less energy than proof-of-work. Cryptocurrencies whose transactions are validated on a proof-of-stake basis do not require Miners. Future cryptocurrencies may utilize proof-of-stake rather than proof-of work, meaning that there will be less opportunity for miners to earn rewards.

The development of quantum computing threatens the cryptographic protections of blockchain protocols.

Governments and corporations around the world are conducting research and development to produce quantum computers which will be much more powerful than modern computers. The potential capability of quantum computers poses a potential threat to the underlying cryptographic protections that the Bitcoin blockchain protocol relies on, and therefore to the reliability of the blockchain, and may therefore undermine users’ trust in Bitcoin and digital currencies in general. For example, a quantum computer may provide the possibility of decrypting user private keys and forge transaction signatures, undermining the integrity of the blockchain. A loss of trust in the digital currencies due to the ability of quantum computing to undermine security protocols will likely have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Laws, Regulatory Frameworks, and Legal Action

Digital assets such as Bitcoin are likely to be more highly regulated.

Digital assets and cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. We do not believe our mining activities require registration to conduct such activities and accumulate digital assets. Nevertheless it is likely that regulation in the digital asset industry will increase. On March 9, 2022 President Biden issued an executive order that identified the following objectives for future regulation of digital assets in the United States: (1) protect consumers, investors, and businesses, (2) protect financial stability, (3) mitigate the illicit finance and national security risks posed by misuse of digital assets, (4) reinforce United States leadership in the global financial system and in technological and economic competitiveness, (5) promote access to safe and affordable financial services, and (6) support technological advances that promote responsible development and use of digital assets. The executive order was generally received as a positive for the digital asset industry, especially in the United States, as it appears to seek to foster an environment of innovation for digital assets within some reasonable bounds. This can be seen as similar to moves in the Australian government context, where the government has declared that it is seeking to better understand digital assets in order to craft and promulgate better designed regulation, and can be seen as contrasting to the reactions in some jurisdictions, where outright bans and other barriers have been erected against digital assets and cryptocurrencies.

In the past it has also been noted that the SEC, the Commodity Futures Trading Commission (“CFTC”), Nasdaq or other governmental or quasi-governmental agency or organization (including similar authorities in other jurisdictions such as Australia) may conclude that our digital asset mining activities involve the offer or sale of “securities”, or ownership of “investment securities”, and we may face regulation under the Securities Act of 1933, as amended (the “Securities Act”) or the Investment Company Act. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on business, financial condition, results of operations and prospects of our business. Currently in Australia, Bitcoin itself is not considered a financial product nor are digital assets regarded as money or currency for the purpose of Australian law. The effect of any future regulatory change on digital assets or an entity dealing in or holding digital assets is impossible to predict, but such change could be substantial and adverse to the returns sought by us.

Bitcoin is presently legal in Australia and the U.S., however it may become illegal in the future, to acquire, own, hold, sell, exchange, advise on or use Bitcoins in Australia and the U.S. or one or more other countries, and may currently be illegal in some countries.

Regulatory changes or interpretations could cause us (or any of our related entities) to register and comply with new regulations, resulting in potentially extraordinary, recurring or non-recurring expenses to continuing our digital assets business, or entering into new business ventures.

Regulatory changes or interpretations of our activities require us or any of our affiliates to register as a money services business (“MSB”) under the regulations promulgated by FinCEN

The U.S. Bank Secrecy Act may require us to register and comply with it and its regulations. If regulatory changes or interpretations of our activities require the licensing or other registration as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek license or otherwise register and comply with such state law. In the event of any such requirement, to the extent we decide to continue, the required registrations, licenses and regulatory compliance steps may result in extraordinary, non-recurring expenses to us and even in a decision to cease our digital asset infrastructure operations.

To the extent that our activities cause us to be deemed a MSB under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), a unit of the U.S. Treasury Department focused on money laundering under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate we implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. In addition, to the extent that our activities cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone who exchanges a digital currency for another currency to become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of Bitcoin and other digital assets. We will continue to monitor for developments in such legislation, guidance or regulations.

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

Interpretations may require the regulation of Bitcoins under the Commodity Exchange Act (“CEA”) by the CFTC.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that our management maintain a system of internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It also requires that our management annually evaluate whether our internal control over financial reporting is effective at providing reasonable assurance and to disclose its assessment to investors. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting. As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as December 31, 2021, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Mawson may not be able to implement adequate controls and procedures in time that adequately respond to the regulatory compliance and reporting requirements that are applicable to us. If Mawson is not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our stock.

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

Future developments regarding the treatment of digital assets for U.S. federal income and foreign tax purposes could adversely impact our business.

Globally, many taxation laws, rules and guidelines have not been developed with digital assets or cryptocurrencies in focus. For example, many significant aspects of the U.S. federal income and foreign tax treatment of transactions involving digital assets are uncertain, and it is unclear what guidance may be issued in the future on the treatment of digital asset transactions for U.S. federal income and foreign tax purposes.

There can be no assurance that the IRS or other foreign tax authorities will not alter their position or introduce new laws, regulations or guidance with respect to digital assets. Any such alteration of existing IRS and other foreign tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for our business and could have an adverse effect on the value of digital asset and the broader digital assets markets. In addition, the IRS and other foreign tax authorities may disagree with tax positions that we have taken, which could result in increased tax liabilities. Future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and foreign tax purposes.

Another example of an adverse ruling would be if we were classified as a passive foreign investment company (a “PFIC”) for any taxable year. Based on the current and anticipated composition of our income, assets and operations, and our business generally, we do not expect to be treated as a PFIC for the current taxable year or in the foreseeable future. The application of the PFIC rules to digital assets and transactions related thereto is subject to uncertainty. There can be no assurance that Mawson will not be classified as a PFIC for the current taxable year or for any future taxable year. If Mawson is considered a PFIC then there may be negative tax consequences for U.S. holders of our ordinary shares, as well as being subject to annual information reporting requirements. U.S. holders may wish to consult their tax advisors about the potential application of the PFIC rules to an investment in our ordinary shares.

Regulatory intervention by governments could affect the right to acquire, own, hold, sell, exchange or use Bitcoin or other cryptocurrencies.

Governments have and may take regulatory actions to restrict the right to acquire, own, hold, sell, exchange or use Bitcoin or other cryptocurrencies. For example, it may be, or may become, illegal to accept payment in Bitcoin for consumer transactions and banking institutions could be barred from accepting deposits of cryptocurrencies. Such restrictions would have a negative effect on the value and price of Bitcoin. On the other hand, some governments could decide to subsidize or support certain Bitcoin mining projects, thus adding hashrate to the overall network, and having a material adverse effect on the amount of Bitcoin we may be able to mine, the value of Bitcoin and, consequently, our business, prospects, financial condition and operating results.

We may be subject to material litigation, investigations or enforcement actions by regulators and governmental authorities.

We may become subject to certain claims, legal proceedings (including individual and class actions) and government investigations or enforcement actions, including in the ordinary course of business. Agreements entered into by Mawson sometimes include indemnification provisions which can subject Mawson to costs and damages in the event of a claim against an indemnified third party. Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to operations and distracting to management. If Mawson is unable to successfully defend itself against such claims then it may become liable to make substantial payments to satisfy judgments, fines or penalties, or alter, delay, limit or cease some or all its business practices. Mawson may suffer damage to our brand and reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 97 Pacific Highway North Sydney NSW Australia where we license approximately 710 square feet of office space. We are currently considering our future options should the number of employees required in the head office grow.

We have long term leases for each of our 3 mining facilities. Our mining facilities are located in Georgia USA, Pennsylvania USA and New South Wales, Australia.

We do not own or lease any other land or buildings. We believe that our existing facilities are suitable and adequate to meet our current business requirements. However, Mawson is growing and, should we require additional or alternative facilities, we believe that such facilities can be obtained in reasonable time frames at commercial rates.

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

Our Common Stock trades on The Nasdaq Stock Market LLC under the symbol “MIGI”.

Holders

As of March 15, 2022, there were approximately 271 stockholders of record. The actual number of beneficial owners of our stock is greater than this number of record holders because there are beneficial owners whose shares are held in street name by brokers and other nominees.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth elsewhere in this Annual Report or as previously disclosed in our filings with the SEC, we did not sell any equity securities during the year ended December 31, 2021 in transactions that were not registered under the Securities Act. The issuance of such securities were made in transactions exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 and/or Regulation S promulgated thereunder.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this report.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2021 and December 31, 2020 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars.

Overview

Mawson is a ‘Digital Asset Infrastructure’ business, which owns and operates (through its majority-owned subsidiary Mawson AU) modular data centers (“MDCs”) in the United States and Australia. We are focused on developing the technology to enable us to own and operate MDCs that are both air-cooled and liquid immersion cooled.

Our primary business is the ownership and operation of Application-Specific Integrated Circuit (“ASIC”) computers known as Miners. We currently operate three sites, with two locations in USA, and a location in Australia, from which we operate our combined business. The Miners are predominately focused on the process of digital mining, specifically for Bitcoin.

We offer ‘hosting’ or ‘co-location’ arrangements to other businesses in the digital asset infrastructure industry the opportunity to have their Miners located within our MDCs, who pay us a fee for the use of our facilities and related services (often based on consumption).

We also sell used crypto currency mining equipment on a periodic basis, subject to prevailing market conditions for used equipment.

As of December 31, 2021

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	10,302	-	10,302
Total miners in Transit	-	4,704	4,704
Total miners on order	-	18,528	18,528
Total miners in storage	5,691	-	5,691
Total miners	15,993	23,232	39,225

We continue to conduct research and development in relation to our MDCs which we are actively testing in several configurations and locations to determine the best configuration for both ASIC and alternate computing uses.

In addition, our indirect subsidiary, Cosmos Asset Management Pty Ltd (“Cosmos Asset Management”), is the investment manager of the Bitcoin Wholesale Access Fund, a wholesale, unregistered managed investment scheme Bitcoin Wholesale Access Fund invests in and holds Bitcoin for third party investors and is the manager of the Cosmos Global Digital Miners Access ETF, listed on Cboe in Australia under the code DIGA.

Prior LO2A Business

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) in a scrip for scrip exchange (“Cosmos Transaction”).

Prior to the Cosmos Transaction our main business undertaking was as a clinical-stage biopharmaceutical company focused on the treatment of ophthalmic disorders, including dry eye syndrome. However, as part of the Cosmos Transaction, substantially all of the economic benefits of any successful monetization of our LO2A business, if any, will benefit only the holders of contingent value rights (“CVR”) and any contingent right holders. Accordingly we assessed that the fair value of this asset at the acquisition date was $nil. The asset was therefore assessed as impaired and the prior carrying amount of $23.96 million has been fully expensed in the consolidated statements of operations for the year ended December 31, 2021.

Recent Developments.

Mawson owns 20.06% equity in Distributed Storage Solutions Pty Ltd, an Australian private company operating a blockchain based decentralized storage business, based on the IPFS protocol. The business utilizes Filcoin as part of its operations to generate revenue. Mawson subscribed for 500,000 shares at AUD$1.00 per share. On April 22, 2021, Distributed Storage Solutions Pty Ltd undertook a capital raise to third party investors in Australia at AUD$11.60 per share.

In May 2021, the Company, through its subsidiary Luna Squares LLC (“Luna”), had its first hosting contracts at its facilities in Georgia. The hosting contracts were for an initial single MDC.

On July 5, 2021, the Company consummated the acquisition (the “Acquisition”) of all the outstanding Luna shares, a Delaware limited liability company pursuant to the terms of a (i) Membership Interest Purchase Agreement with Kyle Hoffman (the “Hoffman MIPA”) and (ii) Membership Interest Purchase Agreement with TRS Ventures LLC (the “TRS MIPA”). Under the terms of the Hoffman MIPA, the Company purchased Mr. Hoffman’s membership interests in Luna, which represented 25% of total membership interest in Luna, for a total purchase price of $200,000 paid over two tranches made up of:

(A)  $100,000 which was paid in cash; and

(B) $100,000 which was paid in shares of the Company’s common stock.

Under the terms of the TRS MIPA, the Company purchased TRS’s membership interests in Luna, which represented 25% of the outstanding membership interests in Luna, for a purchase price of $300,000 paid over three tranches made up of:

(A)  $100,000 which was paid in cash; and

(B) $200,000 which was paid in shares of the Company’s common stock.

Luna leases a 16.35-acre lot in Georgia from the Development Authority of Washington County. The lease term was originally for 1 acre from May 1, 2020, until April 30, 2023. There have been two amendments to the lease to lease an additional 15.35 acres, signed on February 23, 2021 and August 24, 2021. It also includes 5, 3-year extension options bringing the total lease period to run until 2038.

On August 10, 2021, we issued 46,139,019 shares pre stock split of our common stock at a purchase price of $0.80 per shares for aggregate gross proceeds of $36,911,215 in a private placement to certain accredited investors pursuant to entered into Securities Purchase Agreements dated August 6, 2021.

Mawson listed its common stock on The Nasdaq Stock Market LLC (“Nasdaq”) on September 29, 2021.

On October 22, 2021, MIG No. 1 Pty Ltd (“MIG”), an Australian subsidiary of the Company, entered into an electricity supply and sale agreement (“Electricity Supply Agreement”) with Cape Byron Management Pty Ltd (“CBM”) to enable the Company to operate its first Australian Bitcoin mining site (“Australian Site”). CBM is a subsidiary of Quinbrook Infrastructure Partners Pty Ltd.

On November 1, 2021, the Company listed its first product by its Cosmos Asset Management business on the Cboe market in Australia, under the code ‘DIGA.CXA’.

On February 23, 2022, Luna Squares entered into the Co-Location Agreement with Celsius Mining LLC (“Celsius Mining”), pursuant to which Luna Squares will provide a hosting facility, electrical power and internet access to Celsius Mining for the purposes of installing, maintaining and operating Celsius Mining’s ASIC machines (cryptocurrency mining equipment) for a monthly services fee based on power consumption, plus an infrastructure fee, plus a market margin. In addition, Celsius Mining loaned Luna Squares a principal amount of US$20,000,000 (“Principal”), for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares issued a Secured Promissory Note (the “Promissory Note”) in the principal amount equal to the Principal. The Promissory Note accrues interest daily at rate of 12% per annum. Luna Squares is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter following the closing. The Promissory Note has a maturity date of August 23, 2023. In the event Luna Squares receives cash proceeds from certain sales of assets, Luna Squares would be required to direct such cash proceeds to Celsius Mining, which will applied to the outstanding principal and interest under the Promissory Note. The Promissory Note includes customary events of default and remedies. In connection with the transaction, Mawson issued to Celsius Mining, warrants to purchase up to 3,850,000 shares of common stock, par value $0.001 per share, of Mawson at an exercise price of US$6.50 per share. The warrant may be exercised at any time after issuance and until the later to occur of the eighteen (18) month anniversary of issuance and the date on which the Promissory Note has been completely repaid.

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, CEO a director and a significant shareholder of the Company is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large shareholder of Vertua Ltd. The lease contains market standard legal terms, and will be for a term of 5 years, and Luna Squares LLC has 2 options to extend for 5 years each. The Audit Committee has compared the rent and terms to other arms’ length leases the Company has entered into and formed the view the rent is in line with the market for similar properties. Rent is subject to annual increases of CPI for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable per annum, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available. Upon the recommendation from the Audit Committee, the directors of the Company other than James Manning were made aware of the material facts as to Mr. Manning’s interest in the lease and authorized the Company in good faith to enter the lease after determining the lease to be fair to the Company.

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

Regulation of Digital Assets

Digital assets and cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. We do not believe our mining activities require registration to conduct such activities and accumulate digital assets. Nevertheless it is likely that regulation in the digital asset industry will increase. Ownership of Bitcoin is presently legal in Australia and the U.S., however it may become illegal in the future, to acquire, own, hold, sell, exchange, advise on or use Bitcoins in Australia and the U.S. or one or more other countries, and may currently be illegal in some countries. Regulatory changes or interpretations could cause us (or any of our related entities) to register and comply with new regulations, resulting in potentially extraordinary, recurring or non-recurring expenses to continuing our digital assets business, or entering into new business ventures.

Results of Operations

Revenue

Cryptocurrency mining revenues from production for the year ended December 31, 2021 and 2020 were $38.45 million and $4.45 million respectively. This represented an increase of $34.00 million or 764% over the year. The increase in mining revenue for the year was primarily attributable to higher Bitcoin values in the 2021 period combined with an increase in the total Bitcoin produced. Bitcoin produced totaled 808.88 in 2021 compared with 417.32 in the 2020 period, or an increase of 94% of Bitcoin produced over the respective period. During the year our maximum hash rate reached 0.83 EH verses 0.16 EH in 2020.

Hosting co-location revenue for the year ended December 31, 2021 and 2020 were $0.85 million and $nil respectively. This increase is due there being no co-location revenue in the prior year.

Sales of crypto currency mining equipment for the year ended December 31, 2021, were $2.16 million and no sales were recorded in 2020.

Other revenue for the year ended December 31, 2021 and 2020 were $2.41 million and $nil respectively. This revenue is in relation to research and development tax refund.

Operating costs and expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; share based payments; and depreciation and amortization.

Cost of revenues

Our cost of revenue consists primarily of: direct power costs related to cryptocurrency mining, and cost of mining equipment sold.

Cost of revenues for the year ended December 31, 2021 and 2020 were $9.90 million and $3.16 million, respectively. The increase in cost of revenue was primarily attributable to: an increase in power costs related to the increase in the deployment and operation of cryptocurrency mining hardware. Included in our cost of revenues is any costs associated with offsetting carbon emissions.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, payroll, audit, and legal; research and development; and general office expenses.

Selling, general and administrative expenses for the year ended December 31, 2021 and 2020 were $16.06 million and $2.48 million respectively. The increase in selling, general and administrative expenses were attributable to a number of factors; payroll expenses increased by $2.74 million due to an increase in employee numbers during the year; legal and consultant fees increased year on year by $2.30 million which is primarily due to one-off professional fees relating to the Cosmos Transaction, IPO and scale up of operations; freight expense increased by $1.35 million representing the increase in property and equipment purchases during the year. The remaining increase in expenses relates to the increase in the scale of business operations during the year.

Share based payments

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

Share based payments expenses for the year ended December 31, 2021 and 2020 were $22.49 million and $nil respectively. In the year to December 31, 2021, share based payments were largely attributable to HC Wainwright Warrants $6.18 million, W Capital Warrants of $5.78 million, $10.00 million for amounts related to the obligation of Mawson to issue RSU’s pursuant to the terms of the Bid Implementation Agreement for the Cosmos Transaction and $0.33 million costs recognized in relation long-term incentives for the leadership team.

Depreciation and amortization

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and modular data center (MDC) equipment.

Depreciation and amortization for the year ended December 31, 2021 and 2020 were $14.11 million and $4.62 million, respectively. The increase is primarily attributable to new machines and MDCs which are being procured and have come into the ownership of the Company and the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation.

Non-operating income/(expense)

Non-operating expenses consist primarily of interest expense, net realized and unrealized losses on foreign currency remeasurement, loss on write-off of property, plant and equipment and share of net loss of associates accounted for using the equity method.

During 2021, the realized and unrealized losses on foreign currency remeasurement were $0.93 million whereas in prior year there was a gain of $0.83 million causing a $1.76 million increased expense in the period. Interest expense increased by $1.64 million attributable to the interest costs charged on the loans taken out with Foundry Digital LLC and Marshall Investments MIG Pty Ltd during the year.

Non-operating income consists primarily of net realized gains on foreign currency transactions and fair value of investments.

Realized gain (losses) on foreign currency transactions increased by $0.84 million in the year and there was a fair value gain on the investment in Bonus Bio Group of $0.59 million.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss for the year ended December 31, 2021 and 2020 of $44.96 million and $5.03 million, respectively.

Non-GAAP Financial Measures

The Company utilizes a number of different financial measures, both GAAP and non-GAAP, in analyzing and assessing its overall business performance, for making operating decisions and for forecasting and planning future periods. The Company considers the use of non-GAAP financial measures helpful in assessing its current financial performance, ongoing operations and prospects for the future. While the Company uses non-GAAP financial measures as a tool to enhance its understanding of certain aspects of its financial performance, the Company does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. Consistent with this approach, the Company believes that disclosing non-GAAP financial measures to the readers of its financial information provides such readers with useful supplemental data that, while not a substitute for GAAP financial measures, allows for greater transparency in the review of its financial and operational performance. Investors are cautioned that there are inherent limitations associated with the use non-GAAP financial measures as an analytical tool. In particular, non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and will be reflected in the company’s financial results for the foreseeable future. In addition, other companies, including other companies in the Company’s industry, may calculate non-GAAP financial measures differently than the Company does, limiting their usefulness as a comparative tool.

The Company is providing supplemental financial measures for (i) non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, or (“adjusted EBITDA”) that excludes the impact of interest, taxes, depreciation, amortization, share-based compensation expense, LO2A write-back, unrealized gains/losses on share of associates, and certain non-recurring expenses. We believe that adjusted EBITDA is useful to investors in comparing our performance across reporting periods on a consistent basis.

	For the Years Ended December 31,
	2021	2020
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	(45,461,664)	(5,061,314)
Share of net loss of associates accounted for using the equity method	368,426	-
Depreciation and amortization	14,113,730	4,620,725
Share based payments	22,491,100	-
Unrealized and realized losses/(gain)	932,866	(797,464)
Other non-operating revenue	(902,629)	(108,812)
Other non-operating expenses	2,114,699	28,102
Tax	277,717	128,659
LO2A write-back	23,963,050	-
EBITDA (non-GAAP)	$17,897,295	$(1,190,104)

	For the Quarter Ended December 31,
	2021	2020
Revenue	$19,647,771	$1,598,790
Cost of revenues (excluding depreciation)	(3,686,578)	(945,488)
Gross Profit	15,961,193	653,302
Reconciliation of non-GAAP adjusted EBITDA:
Net Profit/(loss):	1,804,928	(646,977)
Share of net loss of associates accounted for using the equity method	90,630	-
Depreciation and amortization	6,186,396	(427,191)
Share based payments	711,203	-
Unrealized and realized losses/(gain)	204,309	(866,951)
Other non-operating revenue	(322,924)	83
Other non-operating expenses	1,040,202	-
Tax	276,216	128,659
EBITDA (non-GAAP)	$9,990,960	$(1,812,377)

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the year ended December 31, 2021, we financed our operations primarily through:

1.	Net cash provided by operating activities of $22.95 million;

2.	On December 31, 2020, entering into Securities Purchase Agreements, with certain accredited investors (the “2020 PIPE Investors”), whereby we agreed to sell to the 2020 PIPE Investors, in a private placement, an aggregate of 2.5 million (25 million pre stock split) shares of common stock for aggregate gross proceeds of $3.00 million;

3.	On February 5, 2021, entering into an Equipment Finance and Security Agreement with Foundry Digital LLC (“Foundry”) to purchase 500 Whatsminer M30S mining machines, $1,056,000 was borrowed;

4.	On March 9, 2021, the issuance of convertible notes with an aggregate principal amount of $21.56 million;

5.

On August 5, 2021, entering into Securities Purchase Agreements (the “2021 PIPE Agreements”) with certain accredited investors (the “2021 PIPE Investors”). Pursuant to the 2021 PIPE Agreements, the Company agreed to sell to the 2021 PIPE Investors, and the 2021 PIPE Investors agreed to purchase from the Company, in a private placement, an aggregate of 46,789,019 shares pre stock split of common stock for a purchase price of $0.80 per share giving rise to gross proceeds of $37.43 million;

6.	On September 28, 2021, entering into an underwriting agreement with H.C. Wainwright & Co. LLC as representative (the “Representative”), of the several underwriters (the “Underwriters”), in connection with the Company’s public offering (the “Offering”) of 3,913,044 shares (the “Firm Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and accompanying 3-year warrants to purchase up to 1,956,522 shares of Common Stock with an exercise price of $13.80 (the “Firm Warrants”), at a public offering price of $11.50 per share. The net proceeds to the Company from the Offering (including the sale of additional Option Warrants), excluding any exercise by the Underwriters of their option to purchase any of the Option Shares, were approximately $41.23 million, after deducting underwriter fees and estimated offering expenses payable by us. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 586,956 shares of Common Stock at the public offering price, less the underwriting discount and commissions (the “Option Shares,” and together with the Firm Shares, the “Shares”) and 293,478 accompanying warrants (the “Option Warrants,” and together with the Firm Warrants, the “Warrants”). On September 28, 2021, the Representative gave us notice of its exercise of its option to purchase 293,478 Option Warrants for approximately an additional $5,870. The closing of the Offering occurred on October 1, 2021;

7.	On October 15, 2021, an expansion of the Equipment Finance and Security Agreement was entered into with Foundry to purchase an additional 2000 Whatsminers M30’s delivered in October 2021, $13,185,062 was borrowed;

8.

On December 9, 2021, entering into an Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd (“Marshall”) on December 9, 2021 with a total loan facility of AUD$20 million comprising of three traches:

Tranche 1- AUD$10.5 million (received in December 2021)

Tranche 2- AUD$4.8 million (received in January 2022)

Tranche 3- AUD$4.8 million (received in February 2022) and;

9.

Net cash from the proceeds of the sale of shares in Bonus Bio Group of $1.022 million, being part of the realization of the original reverse asset acquisition and accounting for the combination of Wize Pharma Inc.

Working Capital and Cash Flows

As of December 31, 2021, and December 31, 2020, we had cash and cash equivalent balance of $5.47 million and $1.11 million in cash and cash equivalents, respectively.

As of December 31, 2021, and December 31, 2020, the trade receivables balance was $5.61 million and $0.62 million respectively.

As of December 31, 2021, we had $11.10 million of outstanding short-term loans, and as of December 31, 2020, we had $0.29 million of short-term borrowings. The short-term borrowings as of December 31, 2021, relate to the acquisition of cryptocurrency mining equipment, under the Foundry agreements. As of December 31, 2021, and as of December 31, 2020, we had $7.64 million and $14,000 respectively of outstanding long-term borrowings. The long-term borrowings as of December 31, 2021, primarily relate to the secured Loan Facility with Marshall Investments MIG Pty Ltd.

As of December 31, 2021, we had negative working capital of $8.63 million and as at December 31, 2020, we had negative working capital of $0.46 million. The decrease in working capital was primarily attributable to an increase in the Company’s short term and long-term borrowings during 2021, as compared to 2020.

The following table presents the major components of net cash flows (used in)/provided by operating, investing and financing activities for the year ending December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Net cash provided by/(used in) operating activities	$22,953,792	$(185,097)
Net cash used in investing activities	$(128,247,751)	$(5,536,836)
Net cash provided by financing activities	$109,854,460	$6,229,882

For the year ended December 31, 2021, net cash provided by operating activities was $22,953,792 and for the year ended December 31, 2020, net cash used in operating activities was $185,097. The increase in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the year ended December 31, 2021, and 2020, net cash used in investing activities was $128,247,751 and $5,536,836, respectively. The increase in net cash used in investing activities was primarily attributable to the increase in the acquisition of cryptocurrency mining equipment.

For the year ended December 31, 2021, and 2020, net cash provided by financing activities was $109,854,460 and $6,229,882, respectively. The increase in net cash provided by financing activities was primarily attributable to proceeds from the capital raises which occurred in the period.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2s to our audited consolidated financial statements for the year ended December 31, 2021.

Critical Accounting Policies

Revenue Recognition – Digital asset mining revenue

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Five steps are required to be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting of managing digital currencies and management has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for such operations.

The Company has entered into a contract with various mining pools and has undertaken the performance obligation of providing computing power in exchange for non-cash consideration in the form of cryptocurrency. The provision of computing power is the only performance obligation in the Group’s contract with its pool operators. In certain pools the amount of reward for computing power depends on the pool’s success in mining blocks. In other pools, the amount of reward includes no such contingency, although the fees payable to such pools are typically higher as a result. Where the consideration received is variable (for example, due to payment only being made upon successful mining), it is recognized when it is highly probable that the variability is resolved, which is generally when the cryptocurrency is received.

The Company measures the non-cash consideration received at the fair market value of the cryptocurrency received. Management estimates fair value on a daily basis, as the quantity of cryptocurrency received multiplied by the price quoted on the crypto exchanges that the Company uses to dispose of cryptocurrency on the day it was received.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. The cost includes any cost of replacing part of the property and equipment with the original cost of the replaced part being derecognized. All other repair and maintenance costs are recognized in profit or loss incurred. The present value of the expected cost for the decommissioning of an asset after its use is included in the cost of the respective asset if the recognition criteria for a provision are met. Property, plant and equipment transferred from customers is initially measured at the fair value at the date on which control is obtained.

The depreciable amount of all fixed assets is depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity commencing from the time the assets arrive at their destination where they are ready for use.

Depreciation is calculated over the estimated useful lives of the assets as follows:

Financial Asset class	Useful life	Depreciation Method
Fixtures and Fittings	5 years	Straight-Line
Plant and equipment	10 years	Straight-Line
Modular data center	5 years	Declining
Motor Vehicles	5 years	Straight-Line
Computer equipment	3 years	Straight-Line
Processing Machinery (Miners)	2 years	Declining
Transformers	15 years	Straight-Line

An item of property, plant and equipment and any significant part initially recognized is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the income statement when the asset is derecognized.

The residual values, useful lives and methods of depreciation of property, plant and equipment are reviewed at each financial year end and adjusted prospectively, if appropriate.

The Company changed its policy in relation to freight costs in relation to processing machines with effect from October 1, 2021. Prior to this date these costs were expensed to the statement of operations, and afterwards these costs are capitalized into processing machinery. This change resulted in an increase in processing machines on the balance sheet of $2.59 million at 31 December 2021, and an increase in the depreciation charge to the consolidated statement of operations of $0.14 million over the prior treatment.

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2021, and 2020, no impairment losses have been identified.

Reverse Asset Acquisition

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) in a scrip for scrip exchange. This transaction has been accounted for as a reverse asset acquisition. This transaction reverse asset acquisition and the associated impact is referred to as the Cosmos Transaction. Refer to note 4.

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

Share based payments

The Company follows FASB Codification Topic ASC 718-10 Compensation-Stock Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the implied yield available on U. S. 10-year bond.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 1I) and 15d- 15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate our material weakness or if we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or to prevent fraud. Failing to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The material weaknesses identified described below.

Significant Reliance on Key Individuals. There is inadequate segregation of duties in place related to its financial reporting and other management review and oversight procedures due to the lack of sufficient accounting personnel. This is not inconsistent with similar small fast-growing organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and meet increased US GAAP/PCAOB/SOX/SEC registrant requirements. In addition, this poses the risk that compliance and other reporting obligations are not adequately dealt with.

Controls over the financial statement close and reporting process. Due to insufficient accounting personnel and insufficient resources with U.S. GAAP technical accounting knowledge, controls were not adequately designed in the financial statement close and reporting process. This includes controls related to complex and judgmental accounting transactions, account reconciliations and financial statement disclosures. Notwithstanding the identified material weaknesses and management’s assessment that our internal control over financial reporting was not effective as of December 31,2021, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Information and Technology Controls. There are control deficiencies related to information technology (“IT”) general controls that aggregate into a material weakness. The inadequate design of these IT general and application controls prevent the system from providing complete and accurate information consistent with financial reporting objectives. Deficiencies identified include lack of controls over access to programs and data, program changes, program development, program changes and general IT controls.

Data from third parties. The Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to revenue and cryptocurrency assets is complete and accurate.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting as we are a smaller reporting company under the rules of the SEC for the year ended December 31, 2021.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to our material weaknesses. Since March 9, 2021, with the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the fourth quarter of the year, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	We have developed entity level and process level controls with respect to the preparation and review of our consolidated financial statements as well as transactional level controls over all business processes and IT controls. We have developed process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. We are in the process of implementing and validating these controls. At this time, we cannot state whether these controls will prove to be effective.

However, the material weaknesses in our internal control over financial reporting will not be considered remediated until other ITGCs and process-level controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control

Except for the remedial measures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Directors, Named Executive Officers and Corporate Governance” contained in our definitive proxy statement for our 2022 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2022 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2022 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2022 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Principal Accountant Fees and Services” contained in our definitive proxy statement for our 2022 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibit and Financial Statement Schedules

(1) Financial Statements.

The following consolidated financial statements are filed as part of this Annual Report:

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 6714)

To the Board of Directors and Stockholders of Mawson Infrastructure Group Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mawson Infrastructure Group Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and December 31, 2020 and the related consolidated statements of operations and comprehensive loss, of stockholders equity and of cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for property and equipment in 2021 and the manner in which it accounts for revenue and leases in 2020.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Recognition and Disclosure of Digital Currency Mining Revenue.

As disclosed in Note 2, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company has entered into a contract with various mining pools and has undertaken the performance obligation of providing computing power in exchange for non-cash consideration in the form of cryptocurrency. The provision of computing power is the only performance obligation in the Group’s contract with its pool operators. In certain pools the amount of reward for computing power depends on the pool’s success in mining blocks. In other pools, the amount of reward includes no such contingency, although the fees payable to such pools are typically higher as a result. Where the consideration received is variable (for example, due to payment only being made upon successful mining), it is recognized when it is highly probable that the variability is resolved, which is generally when the cryptocurrency is received. The Company measures the non-cash consideration received at the fair market value of the cryptocurrency received. Management estimates fair value on a daily basis, as the quantity of cryptocurrency received multiplied by the price quoted on the crypto exchanges that the Company uses to dispose of cryptocurrency on the day it was received. During the year ended December 31, 2021, the Company recognized net digital currency mining revenue of approximately $38.4 million.

We identified the recognition and disclosure of digital currency mining revenue recognized as a critical audit matter because, there is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for mining of digital currencies and the Company has exercised significant judgement in determining appropriate accounting treatment for the recognition and disclosure of revenue from digital currency mining operations.

The primary procedures we performed to address this critical audit matter included the following:

●	Performed site visits to facilities where the Company’s mining equipment is located. The visits included observations of the physical and environmental controls, and of mining equipment asset observation procedures;

●	Evaluated the design and effectiveness of the IT general controls and key financially relevant systems.

●	Independently confirmed certain data and records of digital currency rewarded directly with mining pools;

●	Independently confirmed certain data and records of digital currency disposed of directly with digital currency exchanges;

●	Compared the Company’s records of digital currency rewarded from mining activities to publicly available blockchain records;

●	Evaluated management’s rationale for the application of ASC 606 to account for digital currency awards earned;

●	Evaluated and tested management’s rationale and documentation associated with the valuation of digital currency awards earned; and

●	Evaluated management’s disclosures of its digital currency activities in the financial statements and footnotes.

LNP Audit and Assurance International Pty Ltd

/s/ Anthony Rose

Anthony Rose

Sydney, NSW, Australia

March 21, 2022

We have served as the Company’s auditor since 2021.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$5,467,273	$1,112,811
Prepaid expenses	332,154	11,500
Trade and other receivables	5,606,780	615,145
Cryptocurrencies	40,800	15,061
Total current assets	11,447,007	1,754,517
Property and equipment, net	76,936,850	7,015,285
Equipment deposits	51,369,216	-
Marketable securities	326,801	-
Security deposits	1,246,236	969,423
Operating lease right-of-use asset	3,968,262	41,703
Trademarks	-	15,813

Total assets	$145,294,372	$9,796,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$7,746,988	$1,882,247
Current portion of operating lease liability	1,222,382	20,500
Current portion of finance lease liability	8,105	-
Borrowings	11,095,388	290,978
Total current liabilities	20,072,863	2,193,725
Operating lease liability, net of current portion	2,962,765	24,137
Finance lease liability, net of current portion	38,764	-
Long-term borrowings	7,625,363	-
Paycheck protection program loan	14,028	14,000
Total liabilities	30,713,783	2,231,862

Commitments and Contingencies (note 15)	-	-

Shareholders’ equity:
Additional paid-in capital; Common stock (120,000,000 authorized, 70,746,508 issued and outstanding $0.001 par value shares). Series A preferred stock (1,000,000 authorized shares; nil issued and outstanding as at December 31, 2021)	186,389,568	35,110,000
Share subscription receivable	-	(16,690)
Accumulated other comprehensive income (loss)	(521,094)	(1,341,826)
Accumulated deficit	(71,123,259)	(26,159,539)
Total stockholders’ equity	114,745,215	7,591,945
Non-controlling interest	(164,626)	(27,066)
Total liabilities and stockholders’ equity	$145,294,372	$9,796,741

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Revenues:
Cryptocurrency mining revenue	38,446,438	4,448,876
Hosting Co-Location revenue	852,954	-
Sale of crypto currency mining equipment	2,157,651	-
Other revenue	2,405,613	-
Total revenues	43,862,656	4,448,876
Less: Cost of revenues (excluding depreciation)	9,904,273	3,155,601
Gross profit	33,958,383	1,293,275
Selling, general and administrative	16,061,088	2,483,379
LO2A write off	23,963,050	-
Share based payments	22,491,100	-
Depreciation and amortization	14,113,730	4,620,725
Total operating expenses	76,628,968	7,104,104
Loss from operations	(42,670,585)	(5,810,829)
Non-operating income/(expense):
(Losses)/gains on foreign currency transactions	(932,866)	825,731
Loss on acquisition of IPM	-	(28,102)
Loss on sale of digital currencies	-	(28,267)
Share of net loss of associates accounted for using the equity method	(368,426)	-
Other income	902,629	108,812
Interest expense	(1,643,724)	-
Loss on write off property, plant and equipment	(470,975)	-
Loss before income taxes	(45,183,947)	(4,932,655)
Income tax expenses	(277,717)	(128,659)
Net Loss	(45,461,664)	(5,061,314)
Less: Net loss attributable to non-controlling interests	(497,944)	(27,066)

Net Loss attributed to Mawson Infrastructure Group shareholders	(44,963,720)	(5,034,248)

Net Loss per share, basic & diluted	$(0.80)	$(0.71)
Weighted average number of shares outstanding	56,303,827	7,097,883

The accompanying notes are an integral part of the consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020
Net Loss	(45,461,664)	(5,061,314)
Other comprehensive income/(loss)
Foreign currency translation adjustment	820,732	(996,644)
Comprehensive loss	(44,640,932)	(6,057,958)
Less: Comprehensive loss attributable to non-controlling interests	(497,944)	(27,066)
Comprehensive loss attributable to common stockholders	(44,142,988)	(6,030,892)

 The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December, 31 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Stock* (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity

Balance as of December 31, 2020	-	-	7,539,275	-	-	(16,690)	34,457,051	652,949	(1,341,826)	(26,159,539)	7,591,945	(27,066)	7,564,879
Exchange of stock and Reverse recapitalization of Wize Pharma Inc	178	-	(7,539,275)	51,188,168	511,882	-	(5,436,541)	-	-	-	(4,924,659)	-	(4,924,659)
Issuance of common stock, net of offer costs, PIPE transaction	-	-	-	2,500,000	25,000	-	2,975,000	-	-	-	3,000,000	-	3,000,000
Issuance of convertible notes, net of offer costs	-	-	-	-	-	-	20,301,427	-	-	-	20,301,427	-	20,301,427
Issuance of warrants	-	-	-	-	-	-	(7,571,740)	16,817,286	-	-	9,245,546	-	9,245,546
Issuance of common stock, net of offering costs / at-the market offerings	-	-	-	8,622,561	8,592	-	74,912,708	-	-	-	74,921,300	-	74,921,300
Fair value of IPR&D acquired, net of Business Combination transaction costs	-	-	-	-	-	-	24,765,831	-	-	-	24,765,831	-	24,765,831
Fair value adjustment of LO2A intellectual property revenue sharing obligation	-	-	-	-	-	-	5,440,863	-	-	-	5,440,863	-	5,440,863
Issuance of common stock, stock based compensation	-	-	-	198,921	4,140	-	358,104	5,782,051	-	-	6,144,295	-	6,144,295
Issuance of common stock, settlement of convertible note interest	-	-	-	86,959	8,691	-	851,680	-	-	-	860,371	-	860,371
Issuance of RSU’s and stock options	-	-	-	-	-	-	890,251	10,332,552	-	-	11,222,803	-	11,222,803
Issuance of common stock, conversion of Series A preferred stock	(178)	-	-	17,800	-	-	-	-	-	-	-	-	-
Issuance of common stock, on conversion of convertible notes	-	-	-	6,362,690	63,627	-	-	-	-	-	63,627	-	63,627
Issuance of common stock, exercise of warrants	-	-	-	1,744,848	1,820	-	13,468,875	(13,346,668)	-	-	124,027	-	124,027
Issuance of stock by subsidiary to non-controlling interest	-	-	-	-	-	-	406,534	-	-	-	406,534	511,150	917,684
Purchase remaining non-controlling interest of Luna Squares LLC	-	-	-	-	-	-	(241,713)	-	-	-	(241,713)	(150,766)	(392,479)
Exercise of RSU’s	-	-	-	24,375	24	-	60,913	(60,937)	-	-	-	-	-
Other	-	-	-	186	(12,272)	16,690	(38,412)		-	-	(33,994)	-	(33,994)
Net loss	-	-	-	-	-	-	-	-	-	(44,963,720)	(44,963,720)	-	(44,963,720)
Other comprehensive loss	-	-	-	-	-	-	-	-	820,732	-	820,732	-	820,732
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(497,944)	(497,944)
Balance as of December 31, 2021	-	-	-	70,746,508	611,504	-	165,600,831	20,177,233	(521,094)	(71,123,259)	114,745,215	(164,626)	114,580,589

 The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December, 2020

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Shares ($)	Common Stock* (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2019	-	-	6,578,672	-	-	-	(459,062)	28,902,874	-	(345,182)	(21,125,291)	6,973,339	-	6,973,339
Issuance of stock options	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common shares, exercise of warrants	-	-	960,603	-	-	-	-	5,554,177	652,949	-	-	6,207,126	-	6,207,126
Net loss	-	-	-	-	-	-	-	-	-	-	(5,034,248)	(5,034,248)	(27,066)	(5,061,314)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(996,644)	-	(996,644)	-	(996,644)
Receipt of share subscriptions proceeds	-	-	-	-	-	-	442,372	-	-	-	-	-	-	442,372
Balance as of December 31, 2020	-	-	7,539,275	-	-	-	(16,690)	34,457,051	652,949	(1,341,826)	(26,159,539)	7,591,945	(27,066)	7,564,879

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(45,461,664)	(5,061,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,113,730	4,620,725
LO2A write offs	23,963,050	-
Operating lease expense	491,782	-
Share of loss of equity accounted investments	368,426	-
Interest on convertible notes satisfied by issue of notes	860,399	-
Loss on purchase in Innovation Property Management, LLC	-	28,102
Foreign exchange loss/(gain)	1,026,770	(825,731)
Loss on sale of shares	72,623	-
Share based payments	22,491,100	-
Gain on disposal of fixed assets	(283,434)	-
Acquisition of Wize Pharma Inc	5,436,541	-
Buyout of non-controlling interest	(150,766)	-
Change in assets and liabilities
Trade and other receivables	(4,991,635)	35,257
Other current assets	(847,872)	246,289
Trade and other payables	5,864,742	771,575
Net cash provided by operating activities	22,953,792	(185,097)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(76,804,866)	(5,507,792)
Payments for trademarks	-	(11,190)
Purchase of investment shares	(767,850)	-
Proceeds from sales of property and equipment	694,181	-
Payment of fixed asset deposits	(51,369,216)	-
Acquisition of Luna Squares LLC, net of cash acquired	-	(17,854)
Net cash used in investing activities	(128,247,751)	(5,536,836)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common share issuances	85,102,014	6,239,987
Proceeds from convertible notes	20,301,427	-
Payments of capital issuance costs	(6,122,429)	(24,959)
Proceeds from borrowings	14,269,454	-
Proceeds from shareholder loans	-	21,298
Repayment of lease liabilities	(230,962)	(6,444)
Payments of borrowings	(3,465,044)	-
Net cash provided by financing activities	109,854,460	6,229,882
Effect of exchange rate changes on cash and cash equivalents	(206,039)	25,572
Net increase in cash and cash equivalents	4,354,462	533,521
Cash and cash equivalents at beginning of period	1,112,811	579,290
Cash and cash equivalents at end of period	5,467,273	1,112,811

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “the Group”), formerly known as Wize Pharma, Inc was incorporated in the State of Delaware on April 2, 2012. Prior to that, we were originally incorporated under the name Bridge Capital.com, Inc on December 10, 1999.

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries, Mawson Infrastructure Group Pty Ltd (formerly known as Cosmos Capital Limited) (“Mawson AU”)) and its subsidiaries: Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd (formerly known as Cosmos Grid Tech Pty Ltd), Cosmos Asset Management Pty Ltd, Luna Squares LLC, BITTD Pty Ltd, Luna Squares Repairs LLC (incorporated October 29, 2021), Luna Squares Property LLC (incorporated July 9, 2021) and Mawson Mining LLC (incorporated October 29, 2021) (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Since the acquisition of Mawson AU, Mawson has been treated as the acquiree, with Mawson AU being the acquirer. The result of which is that these financial statements are taken to be a continuation of the Mawson AU financial statements, with Mawson incorporated within the acquisition. For discussion regarding this acquisition and treatment (also referred to as either the “Mawson AU Transaction” or the “Cosmos Transaction”) please refer to Note 4: Acquisitions.

Mawson, through its subsidiary Mawson AU, is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (MDCs) based in the United States and Australia. As at December 31, 2021 Mawson AU currently owns and has ordered 39,225 Miners specifically focused on the SHA-256 algorithm, from a variety of manufacturers, including Bitmain Technology Holding Company (“Bitmain”), Canaan Creative (HK) Holdings Limited (“Canaan”) and Shenzhen MicroBT Electronics Technology Co., Ltd (“Whatsminer”).

b.	Going concern:

The Company reports conditions which raise substantial doubt about the Company’s ability to continue as a going concern. These conditions are an operating loss of $42.67 million and net current liabilities of $8.63 million.

Management’s plan to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern and meet it’s obligations for at least one year from the date of approval of the consolidated financial statements include, raising new capital, improving profitability and generating sufficient cash flow from operations.

c.	Initial Public Offering:

On September 28, 2021, the Company completed an initial public offering (“IPO”) in which it issued common stock for net proceeds of $41.23 million, after deducting underwriter fees and estimated offering expenses.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions and the realization of digital currencies, Business Combinations, Reverse Asset Acquisition, and the Contingent obligation with respect to future revenues.

b.	Principles of consolidation:

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

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

On March 9, 2021, Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) was acquired by the Company. For accounting purposes, this was accounted for as a reverse asset acquisition with Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) as the accounting acquirer (refer to significant accounting policies below) and therefore the historical financial information of Cosmos Capital Limited prior to March 9, 2021 became the historical financial information of Mawson Infrastructure Group Pty Ltd, which have been consolidated into the financial statements of the Company.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Revenue recognition:

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Five steps are required to be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

The accounting policies for recognition by type of revenue are as follows.

Cryptocurrency mining revenue

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting of managing digital currencies and management has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for such operations.

The Company has entered into a contract with various mining pools and has undertaken the performance obligation of providing computing power in exchange for non-cash consideration in the form of cryptocurrency. The provision of computing power is the only performance obligation in the Group’s contract with its pool operators. In certain pools the amount of reward for computing power depends on the pool’s success in mining blocks. In other pools, the amount of reward includes no such contingency, although the fees payable to such pools are typically higher as a result. Where the consideration received is variable (for example, due to payment only being made upon successful mining), it is recognized when it is highly probable that the variability is resolved, which is generally when the cryptocurrency is received.

The Company measures the non-cash consideration received at the fair market value of the cryptocurrency received. Management estimates fair value on a daily basis, as the quantity of cryptocurrency received multiplied by the price quoted on the crypto exchanges that the Company uses to dispose of cryptocurrency on the day it was received.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Hosting Co-location revenue

The Company provides power for our co-location hosting customers on a variable basis which is received monthly from the customer based on the power usage at the rate outlined in each customer contract.

We recognize variable power revenue each month as the uncertainty related to the consideration is resolved, power is provided to our customers, and our customers utilize the power (the customer simultaneously receives and consumes the benefits of the Company’s performance).

The customer contracts contain performance obligations, variable consideration in such contracts to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

Customers also are invoiced a fixed monthly fee for maintenance services which include, cleaning, cabling and other services to maintain the customers’ equipment.

The customer contracts contain Service Level Agreement clauses, which guarantee a certain percentage of time the power will be available to our customer. If the Company were to receive a penalty under these clauses, these are accounted for in accordance with ASC 606-10-32- 25, Consideration Payable to a Customer, which requires the payment be recognized as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

Sale of crypto currency mining equipment

Crypto currency mining equipment sales revenue includes revenues related to the sale of Miners. This is recognized as revenue upon delivery to the customer, which is when the control of the Miner transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business.

Other revenues

Other revenues are recognized on the accruals basis when the Company is entitled to it.

d.	Cost of revenues:

Cost of revenue consists primarily of expenses that are directly related to providing the Company’s service to its paying customers. These primarily consist of costs associated with operating our co-location facilities such as direct power costs, energy costs (including any carbon offset acquired during the year), freight costs and material costs related to cryptocurrency mining.

e.	Research and development expenses:

Research and development expenses are charged to the statement of comprehensive loss as incurred.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.	Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance may be established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback or carryforward periods.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon review by the taxing authority. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

g.	Functional currency:

All subsidiaries of Company have a functional currency of United States dollar (“USD”) with the exceptions of Mawson Infrastructure Group Pty Ltd, MIG No.1 Pty Ltd, Cosmos Trading Pty Ltd, BITTD Pty Ltd and Cosmos Asset Management Pty Ltd whose functional currency is the Australian dollar (“AUD”). The financial statements of foreign businesses have been translated into USD at current exchange rates for balance sheet items and at the average rate for income statement items. Translation of all the consolidated companies’ financial records into USD is required due to the reporting currency for these consolidated financial statements presented as USD and the functional currency of the parent company being that of AUD. Translation adjustments are accumulated in other comprehensive loss. Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded in income in the period in which they are incurred.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table presents data regarding the dollar exchange rate of relevant currencies:

	As of December 31,		% of change
	2021	2020	2021	2020

Year-end AUD 1 = USD	0.726	0.770	(6%)	10%
Average AUD 1 = USD	0.751	0.691	9%	(1%)

h.	Segment Reporting:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer. We currently operate in one segment surrounding our cryptocurrency mining operation.

i.	Cash and cash equivalents:

Cash and cash equivalents include cash on hand, deposits held at call with financial institutions, cash held with digital currency exchanges, and other short-term and highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

j.	Digital Currency:

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital currency (Bitcoin) activities for the year ended December 31, 2021, and 2020:

Number of Bitcoin Held

	December 31,
	2021	2020

Opening number of Bitcoin held	0.52	0.58
Number of Bitcoin added	808.88	417.32
Number of Bitcoin sold	(808.48)	(417.38)
Closing number of Bitcoin held	0.92	0.52

Digital currency is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s policy is to dispose of production at the earliest opportunity, the holding period is minimal, usually no more than a few days. Due to the short period which Bitcoin are held prior to sale and the consequent small numbers held, the risk of impairment is not material.

k.	Equipment deposits:

The Company records a prepaid expense for costs paid but not yet incurred. Those expected to be incurred within one year are recognized and shown as Equipment deposits. Equipment deposits result from advance payments to suppliers for goods to be received in the future. Equipment deposits are initially recognized as assets at the date the amount is paid, and are subsequently recorded as equipment as the Company takes delivery and control of the equipment from the supplier.

Amounts are recognized initially at the amount of the unconditional consideration. They are subsequently measured at cost, less loss allowance.

l.	Fair value of financial instruments:

The Company accounts for financial instruments under FASB Accounting Standards Codification Topic (“ASC”) 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable. Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

Of the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheet on a recurring basis, as at December 31, 2021 the only Balance Sheet item categorized under Level 1 are the Marketable Securities of $326,801.

m.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities. Cash and cash equivalents and restricted bank deposits are invested in banks in Australia and the U.S. If the counterparty completely failed to perform in accordance with the terms of the contract, is the maximum amount of loss the Company would be the balance.

Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. The cost includes any cost of replacing part of the property and equipment with the original cost of the replaced part being derecognized. All other repair and maintenance costs are recognized in profit or loss incurred. The present value of the expected cost for the decommissioning of an asset after its use is included in the cost of the respective asset if the recognition criteria for a provision are met. Property, plant and equipment transferred from customers is initially measured at the fair value at the date on which control is obtained.

The depreciable amount of all fixed assets is depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity commencing from the time the assets arrive at their destination where they are ready for use.

Depreciation is calculated over the estimated useful lives of the assets as follows:

Financial Asset class	Useful life	Depreciation Method
Fixtures and Fittings	5 years	Straight-Line
Plant and equipment	10 years	Straight-Line
Modular data center	5 years	Declining
Motor Vehicles	5 years	Straight-Line
Computer equipment	3 years	Straight-Line
Processing Machinery (Miners)	2 years	Declining
Transformers	15 years	Straight-Line

An item of property, plant and equipment and any significant part initially recognized is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the income statement when the asset is derecognized.

The residual values, useful lives and methods of depreciation of property, plant and equipment are reviewed at each financial year end and adjusted prospectively, if appropriate.

The Company changed its policy in relation to freight costs in relation to processing machines with effect from October 1, 2021. Prior to this date these costs were expensed to the statement of operations and profit and loss, and afterwards these costs are capitalized into processing machinery. This change resulted in an increase in processing machines in the balance sheet of $2.59 million at 31 December 2021, and an increase in the depreciation charge to the statement of operations and profit and loss of $0.14 million over the prior treatment.

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2021, and 2020, no impairment losses have been identified.

o.	Share based payments

The Company follows FASB Codification Topic ASC 718-10 Compensation-Stock Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the implied yield available on U. S. 10-year bond.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.	Convertible loans:

On February 12, 2021, Mawson AU issued 28,012,364 unsecured convertible promissory notes (the “Mawson AU Notes”), which each mandatorily convert into 2.27138643 shares in Mawson AU at the earlier of 6 months from February 12, 2021 or upon the occurrence of certain events. The notes accrue interest at the rate of 8% per annum which may be settled in stock or cash at the option of the Company. The Mawson AU Notes raised net proceeds of $20,275,349 comprising gross proceeds of $21,569,520 less transaction costs.

The Mawson AU Notes automatically converted into convertible notes of Mawson (“Mawson Notes”) upon close of the Cosmos Transaction on March 9, 2021. The Mawson Notes have substantially the same terms as the Mawson AU notes and mandatorily convert into shares of Common Stock of Mawson the earlier of 6 months from February 12, 2021, or upon the occurrence of certain events at an issue price of $0.339 per share of Common Stock and will convert into 63,626,903 shares Common Stock pre stock split in total. Given the mandatory and fixed conversion features, the Mawson Notes have been accounted for as equity.

On August 13, 2021, all 28,012,364 outstanding “Mawson Notes” were mandatorily converted into 6,362,690 shares of Common Stock at a conversion price of $3.39 per share. The Company also issued 86,959 shares of Common Stock as payment for interest accrued on the convertible notes with a share price of $9.80 per share.

q.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2021, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Legal costs incurred in connection with loss contingencies are expensed as incurred.

r.	Leases:

The Company accounts for its leases under ASC 842, Leases which was effective January 1, 2019. The Company determines if an arrangement is a lease at inception. Using ASC 842 leases are classified as operating or finance leases on the Balance Sheet as a right of use (“ROU”) assets and lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s lease does not provide an implicit rate and therefore the Company measured the ROU asset and lease obligation based upon the present value of future minimum lease payments. The Company’s incremental borrowing rate is estimated based on risk-free discount rate for the lease, determined using a period comparable with that of the lease term and in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. The Company does not record leases on the consolidated balance sheets with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line operating lease cost over the lease term.

s.	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of current expected credit losses (CECL) is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this and it did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures. The Company has adopted this and it did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. It aims to reduce unnecessary complexity in U.S. GAAP. ASU No 2020-06 is effective for fiscal years beginning after December 15, 2021. The Company does not expect the adoption of ASU No. 2020-06 to have a material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, this was to increase transparency about assistance provided to businesses by a government, that has been accounted for by analogizing to a grant or contribution accounting model. ASU No. 2021-10 requires business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The Company has adopted this and it did not have a material impact on the Company’s consolidated financial statements.

In May 2021 the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU No. 2021-04 is to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The framework applies to freestanding written call options, such as warrants, that were and remain equity classified by the issuer after the modification and are not in the scope of another Codification Topic. It is Effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In October 2021 the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to follow the guidance in ASC 606, Revenue from Contracts with Customers. ASU No. 2021-08 clarifies that all contracts requiring the recognition of assets and liabilities in accordance with the guidance in ASC 606, including contract liabilities derived from the sale of nonfinancial assets within the scope of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, fall within the scope of the amended guidance in ASC 805. The Company has adopted this and it did not have a material impact on the Company’s consolidated financial statements.

NOTE 3:-	BASIC AND DILUTED LOSS PER SHARE:

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020

Warrants to purchase common stock	3,817,667	-
Options to purchase common stock	753,459	-
Restricted Stock-Units (“RSUs”) issued under a management equity plan	2,264,287	-
	6,835,413	-

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2021	2020
Numerator:

Net loss
Denominator:	$(44,963,720)	$(5,034,248)
Weighted average common shares - basic and diluted	56,303,827	7,097,883
Net loss per share of Common Stock, basic and diluted	$(0.80)	$(0.71)

Comparative weighted average common shares have been revised by the ratio of Mawson AU to the Company shares exchanged in the reverse asset acquisition in March 2021. Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:-	ACQUISITIONS

a.	Mawson subscribed for 500,000 shares in Distributed Storage Solutions Pty Ltd (“DSS”) at AUD$1.00 per share on March 1, 2020. As at December 31, 2021, Mawson held 20.06% of the equity in DSS, an Australian private company operating a blockchain based decentralized storage business, based on the IPFS protocol. This investment has been equity accounted, as Mawson has assessed that it has significant influence over the operations of the investee.

b.	On March 9, 2021, the Company acquired the shares of Mawson Infrastructure Group Pty Ltd (“ Mawson AU”) in a scrip for scrip exchange. This transaction has been accounted for as a reverse asset acquisition. Under the guidance in ASC 805, Cosmos Capital Limited was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	The Mawson AU shareholders have the largest voting interest in the post-combination company;

●	Mawson AU management holds executive management roles for the post-combination company and is responsible for the day-to-day operations;

●	Mawson AU was significantly larger than the Company by assets, revenue, and employees; and

●	The purpose and intent of combining the groups was to create an operating public company through the Company, with management continuing to use Cosmos Capital’s assets to grow the business;

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

The fair value of the consideration given for the acquisition is as follows.

Number of shares issued	33,052,951
Multiplied by the fair value per share of Mawson common stock (1)	0.79
Total	$26,111,831

(1)	Based on the closing share price of Mawson common stock on the day immediately prior to the close of the transaction.

The fair values of the net tangible assets acquired at the date of acquisition are as follows:

Cash and cash equivalents	1,102,943
Marketable securities	1,096,675
Accounts Payable	(50,836)
$2,148,782

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:-	ACQUISITIONS (Cont.)

The difference between the consideration given and the fair values of the net tangible assets acquired of $23,963,050 arises as a result of the intangible asset in relation to in process research and development relating to LO2A. Due to the stage of development of this asset significant risks exist in the absence of successful clinical results and regulatory approval for the asset and that there are no reasonably likely expected alternative future uses associated with the asset and combined with the effect of the CVR instrument at the date of acquisition, management has assessed that the fair value of this asset at the acquisition date was $zero. The asset was therefore assessed as impaired and has been fully expensed as such in the consolidated statements of operations for the year ended December 31, 2021.

c.	On July 5, 2021, the Company consummated the acquisition of all the outstanding membership interests of Luna pursuant to the terms of a (i) Membership Interest Purchase Agreement with Kyle Hoffman and (ii) Membership Interest Purchase Agreement with TRS Ventures LLC. Under the terms of the Hoffman MIPA, the Company purchased Mr. Hoffman’s membership interests in Luna, which represented 25% of total membership interest in Luna, for a total purchase price of $200,000 paid over two tranches made up of:

(A) $100,000 which was paid in cash; and

(B) $100,000 which was paid in shares of the Company’s common stock.

Under the terms of the TRS MIPA, the Company purchased TRS’s membership interests the Luna, which represented 25% of the outstanding membership interests in Luna, for a purchase price $300,000 paid over three tranches made up of:

(A) $100,000 which was paid in cash; and

(B) $200,000 which was paid in shares of the Company’s common stock.

NOTE 5:-	TRADE AND OTHER RECEIVABLES

	December 31,
	2021	2020

Trade receivables	$977,498	$55,675
Research and development tax credit	2,785,748	386,412
Goods and service tax refund	1,843,534	173,058
	$5,606,780	$615,145

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:-	PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following as of December 31, 2021:

	Plant and equipment	Computer equipment	Furniture & fixtures	Processing machines (Miners)	Modular data center	Motor Vehicles	Transformers	Low-cost assets	Assets under construction	Total

Cost as of December 31, 2020	33,859	40,933	4,444	10,496,165	1,660,710	-	-	-	-	12,236,111
Disposals	(80,000)	-	-	(151,255)	(179,492)	-	-	-	-	(410,747)
Additions	1,093,007	175,166	27,030	70,996,188	8,338,578	250,425	1,190,609	246,154	1,008,001	83,325,158
Accumulated depreciation	(33,461)	(22,333)	(4,610)	(16,546,363)	(1,354,578)	(4,173)	(2,000)	(246,154)	-	(18,213,672)
Closing balance as of December 31, 2021	1,013,405	193,766	26,864	64,794,735	8,465,218	246,252	1,188,609	-	1,008,001	76,936,850

Property and equipment, net, consisted of the following as of December 31, 2020:

	Plant and equipment	Computer equipment	Furniture & fixtures	Processing machines (Miners)	Modular data center	Total

Cost as of December 31, 2019	33,859	40,933	$4,444	10,496,165	1,660,710	12,236,111
Accumulated depreciation	(2,753)	(18,090)	(2,366)	(4,310,174)	(887,443)	(5,220,826)
Closing balance as of December 31, 2020	31,106	22,843	$2,078	6,185,991	773,267	7,015,285

The Company incurred depreciation and amortization expense in the amounts of $14,113,730 and $4,620,725 for the year ended December 31, 2021 and December 31, 2020, respectively. There were no impairment charges recognized for property and equipment for either the year ended December 31, 2021, or December 31, 2020.

NOTE 7:-	DEPOSIT, PROPERTY AND EQUIPMENT

On February 5, 2021, Cosmos Infrastructure LLC (“Infrastructure”) entered into a Long-Term Purchase Contract with Canaan Convey Co Ltd (“Canaan”) for the purchase of 11,760 next generation Avalon A1246 ASIC Miners (Avalon). The average purchase price per unit is $2,889 for a total purchase price of $33,974,640 (the “Canaan Transaction”). There will be a final adjustment to the purchase price in the last delivery due in March 2022 based on the actual tera hash delivered, based on the agreed price per tera hash under the terms of the contract.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:-	DEPOSIT, PROPERTY AND EQUIPMENT (Cont.)

The amount paid in relation to this contract during the year December 31, 2021 was $30,799,440 and Canaan delivered 8,232 Miners during the year. The Company recognized these delivered assets as Property and Equipment on the consolidated balance sheet when the transfer of risk and title occurs for each shipment (i.e., the Miners have been delivered by Canaan to the agreed-upon port of loading in China).

On August 9, 2021, Infrastructure entered into a second Long-Term Purchase Contract with Canaan for the purchase of 15,000 next generation Avalon A1246 ASIC Miners (Avalon). The average purchase price per unit is $4,908 for a total purchase price of $73,620,000. There will be a final adjustment to the purchase price in the last delivery due in May 2022 based on the actual tera hash delivered, based on the agreed price per tera hash under the terms of the contract. The amount paid in relation to this contract during the year December 31, 2021 was $39,330,000 of which no orders have been delivered during the year.

As of December 31, 2021, $51.37 million cash paid for equipment was recorded as a deposit on the balance sheet.

NOTE 8:-	SECURITY DEPOSITS

The Company’s security deposits consist of amounts paid by the Company to location providers in any event of default. The security deposits are refundable to the Company when location provider services cease or are cancelled. Security deposits are included in non-current assets on the consolidated balance sheets as such amounts are not expected to be refunded for at least twelve months after the December 31, 2021 reporting year. As at December 31, 2021 and 2020, the Company had $1,246,236 and $969,423 respectively, in refundable security deposits.

NOTE 9:-	LEASES

As of December 31, 2021, the Company owns 100% of the equity of Luna Squares, LLC. Luna Squares leases a 16.35-acre lot in Georgia from the Development Authority of Washington County. The lease term was originally for 1 acre from May 1, 2020, until April 30, 2023. An amendment to the lease and exercise of option to lease four additional acres was signed and in effect from February 23, 2021. A further amendment to the lease and exercise of option to lease was signed and in effect from August 24, 2021. The Lease Amendment covers an additional 11.35 acres of the property, bringing the total to 16.35 acres under the lease. It also includes 5, 3-year extension options bringing the total lease period to run until 2038.

The Company leases the headquarters of its business operations at Level 5, 97 Pacific Highway, North Sydney NSW 2060 Australia, being 1,076 square feet of office space held under a license agreement.

On September 20, 2021, the Company signed a new lease for 6-acres of land in Pennsylvania for thirty-six months with the option to execute four additional three year extensions.

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:-	LEASES (Cont.)

The Company’s lease costs recognized in the Consolidated Statements of Income and Comprehensive Loss consist of the following:

	December 31,
	2021	2020

Operating lease charges (1)	$452,479	$7,595
Finance lease charges:
Amortization of right-of-use assets	792	-
Interest on lease obligations	317	-
	$453,588	$7,595

(1)	Included in Selling, General & Administrative Expenses.

	Operating leases	Finance Leases

2022	$1,512,008	$11,561
2023	1,533,321	11,561
2024	1,237,272	11,561
2025	280,558	11,561
2026	210,419	10,599
Total undiscounted lease obligations	4,773,578	56,843
Less imputed interest	(588,431)	(9,974)
Total present value of lease liabilities	4,185,147	46,869
Less current portion of lease liabilities	(1,222,382)	(8,105)
Non-current lease liabilities	$2,962,765	$38,764

	Operating leases	Finance Leases

Operating cash flows from operating and finance leases	$230,962	$962
Weighted-average remaining lease term – operating and finance leases (years)	3.25	4.92
Weighted-average discount rate – operating and leases (%)	8.0%	8.0%

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:-	TRADE AND OTHER PAYABLES

	December 31,
	2021	2020

Trade payables	$4,778,784	$1,294,459
Accrued expenses	1,790,921	284,589
Employee payables	754,376	139,134
Tax payables	422,907	164,065

	$7,746,988	$1,882,247

NOTE 11:-	SHORT-TERM BORROWINGS

a.	On January 27, 2021, Cosmos Infrastructure LLC (“Cosmos Infrastructure”) entered into an Equipment Purchase and Finance and Security Agreement with Foundry Digital LLC (“Foundry”) to purchase machinery that will be located at a facility hosted by Compute North LLC (“Compute North”). On February 5, 2021, the term of the agreement was further amended to have a final payment due January 27, 2022. Under the terms of the agreement, Cosmos Infrastructure purchased 500 Whatsminer M30S mining machines, paid a deposit of $264,000, and borrowed a total of $1,056,000. The Company paid in full this original loan balance in January 2022.

b.	On October 15, 2021, the Company acquired 2,000 Whatsminers M30’s for delivery in October 2021 from Foundry Digital LLC for a total consideration of $16,481,328. The Company paid a deposit of $3,202,766 and entered into an extension of the original Foundry finance agreement with Foundry for the balance of the consideration over a 12-month term.

NOTE 12:-	LONG-TERM BORROWINGS

Marshall loan

In December 2021 the Company entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The total loan received prior to year-end was $7.63 million. The loan matures in 2023 and bears interest at a rate of 12.00% per annum, payable monthly which commenced December 2021.The Loan facility is secured by a general security agreement given by the Company.

Paycheck protection program (“PPP”) loan

During 2020, the Company was granted a PPP loan in the amount of $14,000. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. In connection with the PPP loan, the Company issued a promissory note, in the principal amount of $14,000. The loan matures in 2022 and bears interest at a rate of 1.0% per annum, payable monthly which commenced May 21, 2021. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. The Company used the entire amount for such qualifying expenses.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:-	SIGNIFICANT TRANSACTIONS

1.	On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) in a scrip for scrip exchange. This transaction has been accounted for as a reverse asset acquisition. This reverse asset acquisition and the associated impact including the write off of LO2A is referred to as the Cosmos Transaction. Refer note 4b.

2.	On August 6, 2021, the Company finalized the 2021 PIPE Agreements with the 2021 PIPE Investors. Pursuant to the 2021 PIPE Agreements, the Company agreed to sell to the 2021 PIPE Investors, and the 2021 PIPE Investors agreed to purchase from the Company, in a private placement, an aggregate of 46,164,019 shares of common stock pre reverse stock split for a purchase price of $0.80 per share giving rise to gross proceeds of $36,931,215. On August 30, 2021, Mawson issued an additional 62,500 (625,000 pre reverse stock split) shares of common stock for a purchase price of $8.00 per share ($0.80 per share pre reverse stock split) under the 2021 PIPE Agreements of August 6, 2021, resulting in an additional $500,000 of gross proceeds under the 2021 PIPE Agreements, taking the total raised to $37,431,215.

3.	On September 28, 2021, the Company completed an initial public offering (“IPO”) in which it issued common stock for net proceeds of $41.23 million, after deducting underwriter fees and estimated offering expenses.

4.	In December 2021, the Company entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The total loan received prior to year-end was $7.63 million. The loan matures in 2023 and bears interest at a rate of 12.00% per annum, payable monthly which commenced December 2021.

5.	Cosmos Infrastructure LLC (“Infrastructure”) entered into two Long-Term Purchase Contracts with Canaan Convey Co Ltd (“Canaan”) as set out in note 7.

NOTE 14:-	TAXES ON INCOME

Income/(loss) before income taxes consisted of income from domestic operations of ($45.8) million for the calendar year ended December 31, 2021. Income tax expense (benefit) included in the statements of income and comprehensive income consisted of the following.

	December 31,
	2021	2020
Current
Federal	$-	$-
Foreign	(277,717)	-
State	-	-

Deferred
Federal	-	-
Foreign	-	-
State	-	-
Total	$(277,717)	$-

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:-	TAXES ON INCOME (Cont.)

Income tax expense differed from the amount computed by applying the Federal statutory income tax rate of 21% to pretax income/(loss) for fiscal year 2021 as a result of the following:

	December 31, 2021
	Amount	Rate
Federal tax at statutory rate
State income taxes, net of federal tax benefit	$(9,627,366)	21.00%
Foreign Taxes	-	0.00%
Stock Option Compensation	74,132	0.00%
R&D Credit	-	0.00%
Change in Valuation Allowance	9,273,396	0.00%
Tax Return to Tax Provision Adjustment	-	(21.0%)
Non-Controlling Interest	-	0.00%
Other	2,121	0.00%
Total	$(277,717)	0.00%

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

	December 31,
	2021	2020
Assets
Net operating loss carryforwards	$6,244,902	3,261,270
Operating Lease Liability	911,463	-
Accrued Liabilities	88,833	-
Unrealized Loss	714,428	-
Research and Development Credits	-	-
Stock based compensation	4,710,358	-
Disallowed Interest Expense	425,302	-
Amortization	-	-
Other	32,853	-
Total deferred tax assets	13,128,139	3,261,270

Liabilities
Right of Use Asset	934,086	-
Depreciation	(13,311)	-
Other	-	249,361
Total deferred tax liabilities	920,775	249,361

Valuation allowance	(12,207,364)	(3,011,909)
Net deferred tax assets	-	-

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized. The valuation allowance increased by $9.2 million for the year ended December 31, 2021 primarily as a result of current year activities.

As of December 31, 2021, the Company had approximately $14.4 million and $10.7 million of federal and Australian net operating losses (NOL), that will have an indefinite life carryforward. The Internal Revenue Code (“IRC”) limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:-	TAXES ON INCOME (Cont.)

If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2021, the Company had no unrecognized income tax benefits. The Company does not anticipate any significant increases or decreases to unrecognized tax benefit during the next twelve months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the tax year ended December 31, 2021.

The Company files income tax returns in the U.S. Federal and foreign jurisdictions. As of yet, the company does not have much of a state footprint and does not have any state filings for the tax year ending December 31, 2021. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

The Company has made no provision for U.S. income taxes on cumulative undistributed non-U.S. earnings that are indefinitely reinvested at December 31, 2021 . Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

NOTE 15:-	COMMITMENTS AND CONTINGENCIES

Agreements:

1.	In connection with the Cosmos Transaction, we issued one CVR to each of our securityholders for each outstanding share of common stock of Mawson, and for each share of common stock of Mawson underlying other convertible securities and warrants, held immediately before the closing of the Cosmos Transaction. Each CVR represents the right to receive a pro rata share of any consideration that we may receive in connection with any successful monetization of our LO2A business, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 to be repaid to us for amounts we spend in the development of the LO2A Technology at the request of the Holders’ Representative. As at December 31, 2021 the Company cannot reliably measure the cost of the CVRs and it is not probable that these payments will be made and therefore this has been classified as a contingent liability.

2.

On February 5, 2021, Infrastructure entered into a Long-Term Purchase Contract with Canaan for the purchase of 11,760 next generation Avalon A1246 ASIC Miners. The purchase price per unit is $2,889 for a total purchase price of $33,974,000. As at December 31, 2021 the Company had paid $30,799,440 in relation to this contract with the remaining balance owed at the end of the year.

3.

On August 9, 2021, Infrastructure entered into a second Long-Term Purchase Contract with Canaan for the purchase of 15,000 next generation Avalon A1246 ASIC Miners. The purchase price per unit is $4,908 for a total purchase price of $73,620,000. As at December 31, 2021 the Company had paid $39,330,000 in relation to this contract with the remaining balance owed at the end of the year.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:-	STOCKHOLDERS’ EQUITY

On March 9, 2021, as a part of closing the Cosmos Transaction, Mawson issued a total of 428,270,616 shares to Mawson AU shareholders pre stock split. There remained 50,558,133 shares pre stock split that are to be issued once the approval of increase in authorized capital has been finalized. On May 20, 2021, the Authorized Capital increased from 500,000,000 to 800,000,000 shares.

On June 2, 2021, the Company issued 3,475,970 shares to a combination of Mawson AU shareholders, and service providers to Mawson AU, who were eligible for shares on 31 December 2021.

On June 15, 2021, the final 48,983,148 shares under the Cosmos Transaction were issued to Mawson AU shareholders.

On August 6, 2021, the Company finalized the 2021 PIPE Agreements with the 2021 PIPE Investors. Pursuant to the 2021 PIPE Agreements, the Company agreed to sell to the 2021 PIPE Investors, and the 2021 PIPE Investors agreed to purchase from the Company, in a private placement, an aggregate of 46,164,019 shares of common stock pre reverse stock split for a purchase price of $0.80 per share giving rise to gross proceeds of $36,931,215.

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

On August 30, 2021, Mawson issued an additional 62,500 (625,000 pre reverse stock split) shares of common stock for a purchase price of $8.00 per share ($0.80 per share pre reverse stock split) under the 2021 PIPE Agreements of August 6, 2021, resulting in an additional $500,000 of gross proceeds under the 2021 PIPE Agreements, taking the total raised to $37,431,215.

On September 28, 2021, Mawson Infrastructure Group Inc entered into an underwriting agreement with H.C. Wainwright & Co., LLC, as representative, of the sole underwriter, in connection with the Company’s previously announced public offering of 3,913,044 shares of the Company’s common stock, $0.001 par value per share and accompanying 3-year warrants to purchase up to 1,956,522 shares of Common Stock with an exercise price of $13.80, at a public offering price of $11.50 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 586,956 shares of Common Stock at the public offering price, less the underwriting discount and commissions (the “Option Shares,” and together with the Firm Shares, the “Shares”) and 293,478 accompanying warrants (the “Option Warrants,” and together with the Firm Warrants, the “Warrants”). On September 28, 2021, the Representative gave us notice of its exercise of its option to purchase 293,478 Option Warrants for approximately an additional $5,870. The closing of the Offering occurred on October 1, 2021. The net proceeds to the Company from the Offering (including the sale of additional Option Warrants), excluding any exercise by the Underwriters of their option to purchase any of the Option Shares, were approximately $41,234,050, after deducting underwriter fees and estimated offering expenses payable by us.

On October 12, 2021, H.C Wainwright exercised their 871,098 warrants into ordinary shares at a price of $0.01.

On November 5, 2021, W Capital exercised their 825,000 warrants into ordinary shares at a price of $0.01.

Restricted Stock

As of December 31, 2021, 17,628,737 of the 48,072,974 shares of common stock issued as part of the compensation of Cosmos Transaction are restricted in trading under the Restricted Stock Agreement.

The agreements ended with each shareholder on December 31, 2021, but the stock remains restricted on December 31 and will be converted to common stock during quarter one of 2022.

Series A Preferred Stock

As of December 31, 2021, there are no shares of Series A Preferred Stock outstanding.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:-	STOCKHOLDERS’ EQUITY (Cont.)

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2021, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	14,219
Issued	5,518,886	$8.77	2.78
Exercised	(2,008,916)
Expired	-
Outstanding as of December 31, 2021	3,524,189	$8.77	2.78
Warrants exercisable as of December 31, 2021	3,524,189	$8.77	2.78

On September 30, 2021, the Company entered into an underwritten capital raise with the Representative, which resulted in the issuance of 2,250,270 warrants to investors at an exercise price of $13.80 and with an expiry of 30 September 2024. In addition, and as part of the underwriting agreement, the Representative and its designees were issued 273,913 warrants with an exercise price of $14.375 and an expiry of 30 September 2024.

On October 12, 2021, H.C Wainwright exercised their 871,098 warrants into ordinary shares at a price of $0.01.

On November 5, 2021, W Capital exercised their 825,000 warrants into ordinary shares at a price of $0.01.

NOTE 17:-	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021, and 2020 the Company received a loan from Georgina Manning Pty Ltd, an entity controlled by Georgina Manning, an immediate family member of James Manning, director and CEO, of the Company of $360,320 and $180,160 respectively. These were repaid in full by the Company in August 2021. During the time these loans were outstanding, the Company was charged an interest rate of 8% on the debts and paid a total of $4,529 in interest costs.

The Sharon lease, as described in Note 18, is a related party transaction that occurred after the year ended December 31, 2021.

NOTE 18:-	SUBSEQUENT EVENTS

On February 23, 2022, Luna Squares entered into the Co-Location Agreement with Celsius Mining LLC, pursuant to which Luna Squares will provide a hosting facility, electrical power and internet access to Celsius Mining for the purposes of installing, maintaining and operating Celsius Mining’s ASIC machines (cryptocurrency mining equipment) for a monthly services fee based on power consumption, plus an infrastructure fee, plus a market margin. In addition, Celsius Mining loaned Luna Squares a principal amount of US$20,000,000, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares issued a Secured Promissory Note in the principal amount equal to the Principal. The Promissory Note accrues interest daily at rate of 12% per annum. Luna Squares is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter following the closing. The Promissory Note has a maturity date of August 23, 2023. In the event Luna Squares receives cash proceeds from certain sales of assets, Luna Squares would be required to direct such cash proceeds to Celsius Mining, which will applied to the outstanding principal and interest under the Promissory Note. The Promissory Note includes customary events of default and remedies. In connection with the transaction, Mawson issued to Celsius Mining, warrants to purchase up to 3,850,000 shares of common stock, par value $0.001 per share, of Mawson at an exercise price of US$6.50 per share. The warrant may be exercised at any time after issuance and until the later to occur of the eighteen (18) month anniversary of issuance and the date on which the Promissory Note has been completely repaid.

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, CEO a director and a significant shareholder of the Company is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large shareholder of Vertua Ltd. The lease contains market standard legal terms, and will be for a term of 5 years, and Luna Squares LLC has 2 options to extend for 5 years each. The Audit Committee has compared the rent and terms to other arms’ length leases the Company has entered into and formed the view the rent is in line with the market for similar properties. Rent is subject to annual increases of CPI for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable per annum, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available. Upon the recommendation from the Audit Committee, the directors of the Company other than James Manning were made aware of the material facts as to Mr. Manning’s interest in the lease and authorized the Company in good faith to enter the lease after determining the lease to be fair to the Company.

(2) Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3) Exhibits. Please see (b) below.

(b) Exhibits

Exhibit Number	Description
2.1†	Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

2.2†	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

2.3	Membership Interest Purchase Agreement dated July 5, 2021 between Mawson Infrastructure Group Inc. and Kyle Hoffman (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 9, 2021)

2.4	Membership Interest Purchase Agreement dated July 6, 2021 between Mawson Infrastructure Group Inc. and TRS Ventures LLC (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 9, 2021)

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)

3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)

3.8	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.9	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.10	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2#	Description of Securities

4.3	Form of Series A Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.4	Form of Series B Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

4.5	Form of Series A and B Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.6	Form of Warrant Agency Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

4.7	Form of February 2021 Convertible Note (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.8	Warrant issued to HC Wainwright (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.9	Warrants issued to W Capital Advisors Pty Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.10	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3/A (File No. 333-258299) filed with the SEC on August 5, 2021)

4.11	Warrant Agreement Dated October 1, 2021, with Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.12	Form of Underwriter Compensation Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.13	Form of Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-260600) filed with the SEC on October 29, 2021)

4.14	Warrant Agreement between Mawson Infrastructure Group Inc and Celsius Mining LLC dated February 23, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022)

10.1+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

10.2+	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018)

10.3†	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.4	Form of Stock Restriction Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.5†	Form of Contingent Value Rights Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.6	Lease Agreement between Luna Squares LLC (FKA Innovative Property Management, LLC) and The Development Authority of Washington County dated May 1, 2020 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 19, 2021)

10.7	First Amendment to Lease Agreement and Exercise of Option to Lease an Additional Four Adjoining Acres between Luna Squares LLC (FKA Innovative Property Management, LLC) and The Development Authority of Washington County dated February 23, 2021. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 19, 2021)

10.8	International Sales Contract No:ZY0220211061 between Cosmos Infrastructure LLC and Canaan Convey Co., Ltd. dated February 5, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 19, 2021)

10.9	International Sales Contract NoZY0220211163 between Cosmos Infrastructure LLC and Canaan Convey Co., Ltd. dated March 26, 2021(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 19, 2021)

10.10	Equipment Purchase and Finance and Security Agreement with Foundry Digital LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 19, 2021)

10.11	Amendment To The Equipment Finance And Security Agreement Dated February 5, 2021(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 19, 2021)

10.12	Second Amendment To The Equipment Finance And Security Agreement Dated April 1, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 19, 2021).

10.13	Form of Securities Purchase Agreement dated August 6, 2021, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference

10.14+	Employment Agreement with Liam Daniel Wilson dated August 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021)

10.15	International Sales Contract No: ZY0220211229 between Mawson Infrastructure Group PTY LTD and Canaan Convey Co., Ltd. dated August 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021)

10.16+	Employment Agreement with Hetal Majithia Dated August 19, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 20, 2021)

10.17	Second Amendment to Lease Agreement between Luna Squares LLC (FKA Innovative Property Management, LLC) and The Development Authority of Washington County dated August 24, 2021. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021)

10.18	Lease Agreement Between Mawson Infrastructure Group And Jewel Acquisition, LLC dated September 20, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on September 21, 2021)

10.19+	Employment Agreement between Mawson Infrastructure Group Pty Ltd and Nicholas Hughes-Jones dated October 8, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021)

10.20	Electricity Supply Agreement between MIG No.1 Pty Ltd and Cape Byron Management Pty Ltd dated October 22, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 22, 2021)

16.1	Letter from Grant Thornton LLP on Change in Certifying Accountant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021)

16.2	Letter from LNP Audit and Assurance Pty Ltd (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 4, 2021)

21.1#	Subsidiaries of the Company

23.1#	Consent of Independent Registered Public Accounting Firm

24.1#	Power of Attorney (included on signature page)

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

101#	The following materials from Mawson Infrastructure Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	Filed herewith

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

(c) Financial Statement Schedules. Please see Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group, Inc.

Date: March 21, 2022	By:	/s/ James Manning
James Manning Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2022	By:	/s/ Hetal Majithia
Hetal Majithia Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

POWERS OF ATTORNEY

Each of the undersigned officers and directors of Mawson Infrastructure Group Inc., a Delaware corporation, hereby constitutes and appoints James Manning and Hetal Majithia and each of them, severally, as his or her attorney-in-fact and agent, with full power of substitution and re-substitution, in his or her name and on his or her behalf, to sign in any and all capacities this Annual Report and any and all amendments and exhibits to this Annual Report and any and all applications and other documents relating thereto, with the Securities and Exchange Commission, with full power and authority to perform and do any and all acts and things whatsoever which any such attorney or substitute may deem necessary or advisable to be performed or done in connection with any or all of the above described matters, as fully as each of the undersigned could do if personally present and acting, hereby ratifying and approving all acts of any such attorney or substitute.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ James Manning	Chief Executive Officer (Principal Executive Officer)	March 21, 2022
James Manning

/s/ Hetal Majithia	Chief Financial Officer and Treasurer	March 21, 2022
Hetal Majithia	(Principal Financial and Accounting Officer)

/s/ Greg Martin	Chairman of the Board/Director	March 21, 2022
Greg Martin

/s/ Yossi Keret	Director	March 21, 2022
Yossi Keret

/s/ Michael Hughes	Director	March 21, 2022
Michael Hughes