Form 10-Q
period 2022-03-31
Mawson Infrastructure Group Inc.
filed 2022-05-16
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 11, 2022, the issuer had a total of 72,486,295 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,804,858	$5,467,273
Prepaid expenses	1,969,969	332,154
Trade and other receivables	5,044,154	5,606,780
Cryptocurrencies	-	40,800
Total current assets	12,818,981	11,447,007
Property and equipment, net	102,532,708	76,936,850
Equipment deposits	41,722,172	51,369,216
Marketable securities	336,897	326,801
Security deposits	3,836,426	1,246,236
Operating lease right-of-use asset	4,722,973	3,968,262

Total assets	$165,970,157	$145,294,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$13,995,302	$7,746,988
Current portion of operating lease liability	1,410,192	1,222,382
Current portion of finance lease liability	28,962	8,105
Borrowings	16,036,514	11,095,388
Total current liabilities	31,470,970	20,072,863
Operating lease liability, net of current portion	3,520,623	2,962,765
Finance lease liability, net of current portion	106,159	38,764
Long-term borrowings	26,943,283	7,639,391
Total liabilities	62,041,035	30,713,783

Commitments and Contingencies (note 9)	-	-

Shareholders’ equity:
Additional paid-in capital; Common stock (120,000,000 authorized, 71,585,295 issued and outstanding $0.001 par value shares). Series A preferred stock (1,000,000 authorized shares; nil issued and outstanding as at March 31, 2022)	186,724,867	186,389,568
Share subscription receivable	-	-
Accumulated other comprehensive income (loss)	62,214	(521,094)
Accumulated deficit	(82,458,914)	(71,123,259)
Total stockholders’ equity	104,328,167	114,745,215
Non-controlling interest	(399,045)	(164,626)
Total liabilities and stockholders’ equity	$165,970,157	$145,294,372

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Revenues:
Cryptocurrency mining revenue	18,783,842	5,120,014
Hosting Co-Location revenue	548,948	-
Sale of crypto currency mining equipment	91,545	1,877,613
Total revenues	19,424,335	6,997,627
Less: Cost of revenues (excluding depreciation)	8,412,360	2,372,781
Gross profit	11,011,975	4,624,846
Selling, general and administrative	6,476,945	2,631,964
LO2A write off	-	23,963,050
Share based payments	390,609	14,795,403
Depreciation and amortization	13,803,032	1,314,899
Total operating expenses	20,670,586	42,705,316
Loss from operations	(9,658,611)	(38,080,470)
Non-operating income/(expense):
Gains on foreign currency transactions	(699,237)	(661,682)
Other income	24,447	472,741
Interest expense	(1,236,673)	(250,662)
Loss before income taxes	(11,570,074)	(38,520,073)
Income tax expense	-	-
Net Loss	(11,570,074)	(38,520,073)
Less: Net (loss)/profit attributable to non-controlling interests	(234,419)	43,135

Net Loss attributed to Mawson Infrastructure Group shareholders	(11,335,655)	(38,563,208)

Net Loss per share, basic & diluted	$(0.16)	$(0.87)
Weighted average number of shares outstanding	71,129,676	44,266,478

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2021	70,746,508	611,504	165,600,831	20,177,233	(521,094)	(71,123,259)	114,745,215	(164,626)	114,580,589
Issuance of common stock, stock based compensation	13,787	15	107,734	-	-	-	107,749	-	107,749
Issuance of warrants	-	-	-	166,833	-	-	166,833	-	166,833
Issuance of RSU's and stock options	825,000	825	1,956,116	(1,896,224)	-	-	60,717	-	60,717

Net loss	-	-	-	-	-	(11,335,655)	(11,335,655)	-	(11,335,655)
Other comprehensive income	-	-	-	-	583,308	-	583,308	-	583,308
Non-controlling interest	-	-	-	-	-	-	-	(234,419)	(234,419)
Balance as of March 31, 2022	71,585,295	612,344	167,664,681	18,447,842	62,214	(82,458,914)	104,328,167	(399,045)	103,929,122

For the Three Months Ended March 31, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2020	-	-	7,539,275	-	-	(16,690)	34,457,051	652,949	(1,341,826)	(26,159,539)	7,591,945	(27,066)	7,564,879
Exchange of stock and Reverse recapitalization of Wize Pharma Inc	178	-	(7,539,275)	46,132,357	461,324	-	(5,436,541)	-	-	-	(4,975,217)	-	(4,975,217)
Issuance of common stock, net of offer costs, PIPE transaction	-	-	-	2,500,000	25,000	-	2,975,000	-	-	-	3,000,000	-	3,000,000
Issuance of convertible notes, net of offer costs	-	-	-	-		-	20,301,427	-	-	-	20,301,427	-	20,301,427
Issuance of common stock, exercise of warrants	-	-	-	41,000	116	-	-	6,881,676	-	-	6,881,792	-	6,881,792
Fair value of IPR&D acquired, net of Business Combination transaction costs	-	-	-	-	-	-	24,765,831	-	-	-	24,765,831	-	24,765,831
Issuance of RSU's and stock options	-	-	-	-	-	-	411,137	10,000,000	-	-	10,411,137	-	10,411,137
Fair value adjustment of LO2A intellectual property revenue sharing obligation	-	-	-	-	-	-	5,440,863	-	-	-	5,440,863	-	5,440,863
Net loss	-	-	-	-	-	-	-	-	-	(38,563,208)	(38,563,208)	-	(38,563,208)
Other comprehensive income	-	-	-	-	-	-	-	-	(4,615,328)	-	(4,615,328)	-	(4,615,328)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	43,135	43,135

Balance as of March 31, 2021	178	-	-	48,673,357	486,440	(16,690)	82,914,768	17,534,625	(5,957,154)	(64,722,747)	30,239,242	16,069	30,255,311

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,570,074)	$(38,520,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,804,492	1,314,899
LO2A write offs	-	23,963,050
Operating lease expense	367,135	-
Foreign exchange gain	-	1,690,303
Share based payments	390,609	14,795,403
Gain on disposal of fixed assets	-	127,608
Interest expense	249,861	222,463
Investment income	-	(563,771)
Trade and other receivables	562,626	(656,732)
Other current assets	(4,187,204)	(796,044)
Trade and other payables	6,248,314	294,586
Net cash provided by operating activities	5,865,759	1,871,692
CASH FLOWS FROM INVESTING ACTIVITIES
Net payment for the purchase of property and equipment	(6,030,740)	(2,960,145)
Investment in financial assets	-	(380,100)
Payment of fixed asset deposits	(23,630,470)	(18,045,720)
Net cash used in investing activities	(29,661,210)	(21,385,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	50,628	1,298,402
Proceeds from convertible notes	-	21,487,391
Payments of capital issuance costs	-	(2,229,096)
Proceeds from borrowings	27,055,524	1,057,383
Advances made to external companies	-	(37,076)
Repayment of lease liabilities	(379,026)	-
Payments of borrowings	(3,242,194)	(291,310)
Net cash provided by financing activities	23,484,932	21,285,694
Effect of exchange rate changes on cash and cash equivalents	648,104	501,045
Net increase in cash and cash equivalents	337,585	2,272,466
Cash and cash equivalents at beginning of period	5,467,273	1,112,811
Cash and cash equivalents at end of period	$5,804,858	$3,385,277

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

General

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “we”), formerly known as Wize Pharma, Inc, and before that, known as OphthaliX Inc., was incorporated in the State of Delaware on February 10, 2012.

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries; Mawson Infrastructure Group Pty Ltd (“Mawson AU” previously known as Cosmos Capital Limited), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd, Cosmos Asset Management Pty Ltd, Luna Squares LLC, BITTD Pty Ltd, Luna Squares Repairs LLC, Luna Squares Property LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd are subsidiaries of Mawson however these companies have not been consolidated into the financial statements as these are subject to contingent value rights (“CVR”), refer to note 9.

These consolidated, condensed interim financial statements should be read in conjunction with the audited consolidated financial statements of Mawson and subsidiaries as of December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed March 21, 2022. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of the interim period are not necessarily indicative of the results to be expected for the full year ended December 31, 2022. These consolidated condensed interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

Mawson, through its subsidiary Mawson AU, is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (“MDCs”) based in the United States and Australia. As at March 31, 2021 Mawson AU currently owns and has ordered 39,225 Application-Specific Integrated Circuit (“ASIC”) computers known as “Miners,” specifically focused on the SHA-256 algorithm, from a variety of manufacturers, including Bitmain Technology Holding Company (“Bitmain”), Canaan Creative (HK) Holdings Limited (“Canaan”) and Shenzhen MicroBT Electronics Technology Co., Ltd (“Whatsminer”).

Going Concern

Based on internally prepared forecasted cash flows, combined with the existing cash reserves, which take into consideration what management of the Group considers reasonable scenarios given the inherent risks and uncertainties described in this Quarterly Report on Form 10-Q, management believes that the Group will have adequate cash reserves to enable the Group to meet its obligations for at least one year from the date of approval of the consolidated financial statements, and on this basis the accounts have been prepared on a going concern basis.

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

On March 9, 2021, Mawson AU was acquired by the Company. For accounting purposes, this was accounted for as a reverse asset acquisition with Mawson AU as the accounting acquirer (refer to significant accounting policies below). The result of which is that these financial statements are taken to be a continuation of Mawson AU’s financial statements, with the Company incorporated within the acquisition and therefore the historical financial information of Mawson AU (then known as Cosmos Capital Limited) prior to March 9, 2021, became the historical financial information of Mawson AU, which have been consolidated into the financial statements of the Company.

Use of Estimates and Assumptions

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

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions and the realization of digital currencies, business combinations, reverse asset acquisition, and the contingent obligation with respect to future revenues.

Critical Accounting Policies

Critical accounting policies are described in the consolidated financial statements for Mawson included in the Company’s 10-K filed March 21, 2022. There have been no changes to critical accounting policies in the three months period ended March 31, 2022, other than the reverse asset acquisition accounting policy which is no longer considered to be a critical accounting policy and has therefore been included in significant accounting policies.

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

The Company has entered into a contract with mining pools and has undertaken the performance obligation of providing computing power in exchange for non-cash consideration in the form of cryptocurrency. The provision of computing power is the only performance obligation in the Group’s contract with its pool operators. In certain pools the amount of reward for computing power depends on the pool’s success in mining blocks. In other pools, the amount of reward includes no such contingency, although the fees payable to such pools are typically higher as a result. Where the consideration received is variable (for example, due to payment only being made upon successful mining), it is recognized when it is highly probable that the variability is resolved, which is generally when the cryptocurrency is received.

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

The depreciable amount of fixed assets is depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity commencing from the time the assets arrive at their destination where they are ready for use. Depreciation is calculated over the following estimated useful lives:

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

The Company changed its policy in relation to freight costs in relation to processing machines with effect from October 1, 2021. Prior to this date these costs were expensed to the statement of operations and profit and loss, and afterwards these costs are capitalized into processing machinery. This change resulted in an increase in processing machines in the balance sheet of $2,040,387 at March 31, 2022, and an increase in the depreciation charge to the statement of operations and profit and loss of $84,735 over the prior treatment.

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the periods ended March 31, 2022, and 2021, no impairment losses have been identified.

Share based payments

The Company follows FASB Codification Topic ASC 718-10 Compensation-Stock Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the implied yield available on U. S. 10-year Treasury bond.

Significant Accounting Policies

Revenue Recognition - Hosting Co-location revenue

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

Revenue Recognition - Sale of crypto currency mining equipment

Crypto currency mining equipment sales revenue includes revenues related to the sale of Miners. This is recognized as revenue upon delivery to the customer, which is when the control of the Miner transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business.

Revenue recognition – equipment sales

The Company earned revenues from the sale of earlier generation cryptocurrency mining units and modular data centers that have been assembled or refurbished for resale (collectively “Hardware”). Revenue from the sale of Hardware is recognized when all of the following conditions are satisfied: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) payment is received. At the date of sale, the net book value is expensed in cost of revenues.

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

The following table presents the Company’s digital currency (Bitcoin) activities for the quarter ended March 31, 2022, and 2021:

	Three months to March 31,
	2022	2021

Opening number of Bitcoin held as at December 31, 2021 and 2020	0.92	0.52
Number of Bitcoin added	458.68	123.22
Number of Bitcoin sold	(459.60)	(113.45)
Closing number of Bitcoin held as at March 31, 2022 and 2021	0.00	10.29

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

Reverse Asset Acquisition:

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd and referred to herein as Mawson AU) in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. This transaction reverse asset acquisition and the associated impact is referred to as the “Cosmos Transaction”.

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

Of the Company’s financial instruments on the Company’s balance sheet as at March 31, 2022, the only item measured and recorded at fair value is the Marketable Securities of $336,897, which are categorized as Level 1.

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

Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2022, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. For information with respect to recent accounting pronouncements, see Note 2 to the consolidated financial statements for Mawson as of December 31, 2021, included in the Company’s Annual Report on Form 10-K filed March 21, 2022, recent accounting pronouncements since that date include:

In March 2022, the FSAB issued ASU update 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The adoption of ASU 2021-01 did not have a material impact on the Company’s financial statements or disclosures.

In March 2022, the FSAB issued ASU 2022-02—Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The adoption of ASU 2022-02 did not have a material impact on the Company’s financial statements or disclosures.

NOTE 3 – BASIC AND DILUTED NET LOSS PER SHARE

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as at March 31, 2022 and 2021 are as follows:

	As at March 31,
	2022	2021
Warrants to purchase common stock	6,994,189	871,098
Options to purchase common stock	753,459	-
Common stock due to former Cosmos shareholders to be issued pending approval of increase to authorized capital	-	5,055,811
Mandatory convertible notes to exchange common stock	-	6,362,690
Restricted Stock-Units (“RSUs”) issued under a management equity plan	1,819,287	4,000,000
	9,566,935	16,289,599

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended March 31,
	2022	2021
Net Loss attributable to common shareholders	$(11,335,655)	$(38,563,208)

Denominator:
Weighted average common shares - basic and diluted	71,129,676	44,266,478

Loss per common share - basic and diluted	$(0.16)	$(0.87)

Comparative weighted average common shares have been revised by the ratio of Mawson AU to the Company shares exchanged in the reverse asset acquisition in March 2021. Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed August 16, 2021.

NOTE 4 – DEPOSIT, PROPERTY AND EQUIPMENT

On February 5, 2021, Cosmos Infrastructure LLC (“Infrastructure”) entered into a Long-Term Purchase Contract with Canaan Convey Co Ltd (“Canaan”) for the purchase of 11,760 next generation Avalon A1246 ASIC Miners. The average purchase price per unit is $2,889 for a total purchase price of $33,974,640 (the “Canaan Transaction”). The final shipment for contract was received during March 2022, there was a final adjustment to the purchase price based on the actual tera hash delivered, based on the agreed price per tera hash under the terms of the contract. The purchase price adjustment resulted in a $2.2 million reduction in the purchase price, this is due to be received in cash from Canaan.

On August 9, 2021, Infrastructure entered into a second Long-Term Purchase Contract with Canaan for the purchase of 15,000 next generation Avalon A1246 ASIC Miners. The average purchase price per unit is $4,908 for a total purchase price of $73,620,000. There will be a final adjustment to the purchase price in the last delivery due in May 2022 based on the actual tera hash delivered, based on the agreed price per tera hash under the terms of the contract. As at March 31, 2022 the amount paid in relation to this contract is $54,180,000 of which 4,000 orders have been delivered during the quarter.

During the three months ended March 31, 2022, $23.63 million cash paid for equipment was recorded as a deposit on the balance sheet.

NOTE 5 – LEASES

Luna Squares LLC leases a 16.35-acre lot in Georgia from the Development Authority of Washington County. The lease term was originally for 1 acre from May 1, 2020, until April 30, 2023. An amendment to the lease and exercise of option to lease four additional acres was signed and became effective February 23, 2021. A further amendment to the lease and exercise of option to lease was signed and became effective August 24, 2021. The Lease Amendment covers an additional 11.35 acres of the property, bringing the total to 16.35 acres under the lease. It also includes 5, 3-year extension options bringing the total lease period to run until 2038.

The Company leases the headquarters of its business operations at Level 5, 97 Pacific Highway, North Sydney NSW 2060 Australia, being 1,076 square feet of office space held under a license agreement.

The Company leases 6-acres of land in Pennsylvania which began in October 2021 for thirty-six months with the option to execute four additional three-year extensions.

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc. (A related entity – refer to note 12 for details). The term of the lease is for 5 years, and has 2 options to extend for 5 years each.

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

The Company’s lease costs recognized in the Consolidated Statements of Income and Comprehensive Loss consist of the following:

	For the three months ended March 31,
	2022	2021

Operating lease charges (1)	$367,135	$11,223
Finance lease charges:
Amortization of right-of-use assets	4,302	-
Interest on lease obligations	1,478	-
	$5,780	$-

(1)	Included in Selling, General & Administrative Expenses.

	Operating leases	Finance Leases

2023	$1,753,012	$38,068
2024	1,779,078	38,068
2025	1,172,787	38,068
2026	548,407	35,854
2027	419,568	7,669
Total undiscounted lease obligations	5,672,852	157,727
Less imputed interest	(742,037)	(22,606)
Total present value of lease liabilities	4,930,815	135,121
Less current portion of lease liabilities	(1,410,192)	(28,962)
Non-current lease liabilities	$3,520,623	$106,159

	Operating leases	Finance Leases

Operating cash flows from operating and finance leases	$373,936	$5,090
Weighted-average remaining lease term – operating and finance leases (years)	3.42	1.52
Weighted-average discount rate – operating and leases (%)	8.0%	2.6%

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31, 2022	December 31, 2021

Plant and equipment	2,743,337	1,046,866
Computer equipment	440,461	216,099
Furniture & fixtures	32,446	31,474
Processing machines (Miners)	111,687,341	81,341,098
Modular data center	14,765,469	9,819,796
Motor Vehicles	325,113	250,425
Transformers	2,102,194	1,190,609
Low-cost assets	451,004	246,154
Assets under construction	1,950,106	1,008,001
Total	134,497,471	95,150,522
Less: Accumulated depreciation	(31,964,763)	(18,213,672)
Property and equipment, net	102,532,708	76,936,850

The Company incurred depreciation and amortization expense in the amounts of $13,803,032 and $1,314,899 for the quarter ended March 31, 2022 and March 31, 2021, respectively. There were no impairment charges recognized for property and equipment for either the quarter ended March 31, 2022, or March 31, 2021. There were no disposals during the three months ended March 31, 2022.

The Company had additions of $39,400,349 during the three months ended March 31, 2022. This primarily consisted of $30,396,241 of Miners, $4,953,347 additions for MDC’s and $1,696,756 for plant and equipment.

NOTE 7 – INCOME TAXES

The Company's effective tax rates for the three months ended March 31, 2022 and 2021, were as follows:

	For the three months ended March 31,
	2022	2021

Effective Tax Rate	0%	0%

The Company's effective tax rate is calculated by dividing total income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

TraDigital Marketing Group LLC was issued 5,000 shares of common stock during January 2022 for consultancy services provided to the Company.

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company made share-based payments under an Incentive Compensation Program during September 2021 (refer to reverse acquisition accounting policy). Within the March 2022 quarter, five employees converted these into 825,000 shares of common stock of Mawson.

During February 2022, Kyle Hoffman was paid $50,000 in shares of the Company’s common stock as part of the contingent consideration for the Membership Interest Purchase Agreement to acquire shares in Luna Squares LLC.

Restricted Stock

As of March 31, 2022, there was no restricted stock.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the quarter ended March 31, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	3,524,189
Issued	3,850,000	$7.99	1.9
Exercised	(380,000)
Expired	-
Outstanding as of March 31, 2022	6,994,189	$7.99	1.9
Warrants exercisable as of March 31, 2022.	6,994,189	$7.99	1.9

On February 23, 2022, Mawson issued to Celsius Mining warrants with an expiry date of August 23, 2023, to purchase up to 3,850,000 shares of common stock, par value $0.001 per share, of Mawson at an exercise price of US$6.50 per share, in connection with the $20 million loan made by Celsius to Luna Squares LLC in connection with a Customer Equipment and Co-Location Agreement entered into by Celsius and Luna Squares LLC.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Agreements

1.	In connection with the Cosmos Transaction, we issued one CVR to each of our securityholders for each outstanding share of common stock of Mawson, and for each share of common stock of Mawson underlying other convertible securities and warrants, held immediately before the closing of the Cosmos Transaction. Each CVR represents the right to receive a pro rata share of any consideration that we may receive in connection with any successful monetization of our LO2A business, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 to be repaid to us for amounts we spend in the development of the LO2A Technology at the request of the representative of the holders of the CVRs. As at March 31, 2022, the Company cannot reliably measure the cost of the CVRs and it is not probable that these payments will be made and therefore this has been classified as a contingent liability.

2.	On August 9, 2021, Infrastructure entered into a second Long-Term Purchase Contract with Canaan for the purchase of 15,000 next generation Avalon A1246 ASIC Miners. The purchase price per unit is $4,908 for a total purchase price of $73,620,000. As at March 31, 2022 the Company had paid $54,180,000 in relation to this contract with the remaining balance owed at the end of the quarter.

NOTE 10 – BORROWINGS

Short-term Borrowings

On October 15, 2021, the Company acquired 2,000 Whatsminers M30’s for delivery in October 2021 from Foundry Digital LLC for a total consideration of $16,481,328. The Company paid a deposit of $3,202,766 and entered into an extension of the original Foundry finance agreement with Foundry for the balance of the consideration over a 12-month term, of which $7,801,933 is outstanding at March 31, 2022.

Long-term Borrowings

Marshall loan

In December 2021 the Company entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd which was payable in three tranches. The first tranche was received during December 2021 with an amount of $7.86 million. Tranche two and three were received during January and February 2022 with a total amount of $7.11 million. The loan matures in 2024 and bears interest at a rate of 12.00% per annum, payable monthly which commenced December 2021.The Loan facility is secured by a general security agreement given by the Company. Principal repayments begin during 2023.

Celsius loan

On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter of 2022. The Secured Promissory Note has a maturity date of August 23, 2023.

NOTE 11 – RELATED PARTY TRANSACTIONS

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, CEO, a director and a significant shareholder of the Company, is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large shareholder of Vertua Ltd. The lease contains market standard legal terms, and will be for a term of 5 years, and Luna Squares LLC has 2 options to extend for 5 years each. The Company’s Audit Committee has compared the rent and terms to other arms’ length leases the Company has entered into and formed the view the rent is in line with the market for similar properties. Rent is subject to annual increases equal to the amount of the Consumer Price Index for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available. Upon the recommendation from the Audit Committee, the directors of the Company, other than James Manning, were made aware of the material facts as to Mr. Manning’s interest in the lease and authorized the Company in good faith to enter the lease after determining the lease to be fair to the Company.

NOTE 12 – SUBSEQUENT EVENTS

On May 12, 2022, Luna Squares Texas LLC (a wholly owned subsidiary of the Company) entered into an Option Agreement and Gross Profit Agreement with JAI TX, LLC and then signed or took and assignment of 4 leases for properties in Texas (all in close proximity) with the intent to develop MDC facilities for mining Bitcoin. Luna Squares Texas LLC will seek to execute relevant power agreements, however the expectation is that the four locations can provide a combined 120MW of power. Rent under the leases ranges from $1,500 to $5,227.20 per acre per annum. The lessors include a substantial listed holder of land in Texas, and family groups. Under the Option Agreement, JAI TX, LLC has the option to receive an issue of up to 20% of the membership interests in Luna Squares Texas LLC. The purchase prices will be a share of capital costs equal to the membership interest acquired by JAI TX, LLC, and an amount of Luna Squares Texas LLC’s debt financing in proportion to JAI TX, LLC’s shareholding. In return for certain services provided by JAI TX, LLC, JAI TX, LLC will be entitled to a share of all Electric Reliability Council of Texas program payments paid to Luna Squares Texas LLC (“ERCOT Payment”), as well as a share of the Bitcoin profit from the Texas locations less certain costs, including depreciation. Capital costs for Luna Squares Texas LLC are expected to exceed $4.19m.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of comprehensive income (loss) and cash flows. The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All amounts are in U.S. dollars.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Mawson,” “our company” and the “combined company” refer to Mawson Infrastructure Group Inc., a Delaware corporation, and its direct and indirect subsidiaries, including Mawson Infrastructure Group Pty Ltd, an Australian company (“Mawson AU”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos MIG No.1 Pty Ltd, Cosmos Asset Management Pty Ltd, and Luna Squares LLC, BITTD Pty Ltd, Luna Squares Repairs LLC, Luna Squares Property LLC and Mawson Mining LLC . Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd are subsidiaries of Mawson however these companies have not been consolidated into the financial statements are not included when referring to we, us, our or the Company or Mawson as these are subject to contingent value rights (“CVR”), refer to note 9 of the financial statements.

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed August 16, 2021. Unless otherwise specified, all Mawson share numbers in this Quarterly Report on Form 10-Q reflect post-reverse stock split numbers.

Forward-Looking Statement Notice

This Quarterly Report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II – Item 1A of this report.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II – Item 1A of this report.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the fact that we have incurred operating losses and may continue to do so for the foreseeable future;

●	that we may need to raise additional capital, to meet unexpected liabilities or accelerate growth in a competitive environment, and such capital raising may be costly or difficult to obtain and will dilute current stockholders’ ownership interests;

●	that we may never become profitable;

●	competition and technological challenges we may face;

●	the slowing or stopping of the development or acceptance of digital asset systems;

●	changes the Bitcoin network’s protocols and software;

●	any decrease in the incentive for Bitcoin mining;

●	growth challenges we may face;

●	our ability to obtain and maintain adequate insurance;

●	we may become subject to existing or future government regulations which increase the cost of doing business, or which cause us to cease some or all of our operations;

●	our exposure to fluctuations in the market value of digital assets, in particular Bitcoin, and the relative attractiveness of those digital assets to investors, speculators, and users payment network services over other solutions;

●	our reliance on third party manufacturers for Miners and other infrastructure and hardware;

●	risks relating to the supply chain disruptions due to pandemic (e.g. COVID-19), shortages (computer chips), and geo-political tensions (e.g. China trade bans, war in Ukraine);

●	climate and climate change risks, including direct risks from storms and floods, but also the implementation of policies which may lead to higher energy costs;

●	political or economic crises motivating large-scale sales of digital assets;

●	regulatory risks, including local and global governments regulating, or even banning, Bitcoin or Bitcoin mining;

●	the impact of our business successes or failures on the value of our common stock;

●	the impact of future stock sales on our stock price;

●	the potential lack of liquidity, or volatility, of our common stock and warrants;

●	the potential failure to maintain effective internal controls over financial reporting;

●	the existence of anti-takeover provisions in our charter documents and Delaware law;

●	that we do not intend to pay dividends on our common stock; and

●	competitive companies and technologies within our industry, and outside it (such as central bank digital currencies and quantum computing).

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

We also sell used crypto currency mining equipment on a periodic basis, subject to prevailing market conditions for used equipment.

As of March 31, 2022

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	20,697	-	20,697
Total miners in Transit	-	2,168	2,168
Total miners on order	-	11,000	11,000
Total miners in storage	5,360	-	5,360
Total miners	26,057	13,168	39,225

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

Prior LO2A Business

On March 9, 2021, the Company acquired the shares of Mawson AU in a stock for stock exchange (the “Cosmos Transaction”).

Prior to the Cosmos Transaction our main business undertaking was as a clinical-stage biopharmaceutical company focused on the treatment of ophthalmic disorders, including dry eye syndrome (our “LO2A business”). However, as part of the Cosmos Transaction, substantially all of the economic benefits of any successful monetization of our LO2A business, if any, will benefit only the holders of CVR and any contingent right holders. Accordingly, we assessed that the fair value of this asset at the acquisition date was $nil. The asset was therefore assessed as impaired and the prior carrying amount of $23.96 million has been fully expensed in the consolidated statements of operations for the year ended December 31, 2021.

Recent Developments.

On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC (“Celsius Mining”), pursuant to which Luna Squares LLC will provide a hosting facility, electrical power and internet access to Celsius Mining for the purposes of installing, maintaining and operating Celsius Mining’s ASIC machines (cryptocurrency mining equipment) for a monthly services fee based on power consumption, plus an infrastructure fee, plus a market margin. In addition, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000 (“Principal”), for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note (the “Promissory Note”) in the principal amount equal to the Principal. The Promissory Note accrues interest daily at rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter following the closing. The Promissory Note has a maturity date of August 23, 2023. In the event Luna Squares LLC receives cash proceeds from certain sales of assets, Luna Squares LLC would be required to direct such cash proceeds to Celsius Mining, which will be applied to the outstanding principal and interest under the Promissory Note. The Promissory Note includes customary events of default and remedies. In connection with the transaction, Mawson issued to Celsius Mining, warrants to purchase up to 3,850,000 shares of common stock, par value $0.001 per share, of Mawson at an exercise price of US$6.50 per share. The warrant may be exercised at any time after issuance and until the later to occur of the eighteen (18) month anniversary of issuance and the date on which the Promissory Note has been completely repaid.

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, CEO, a director and a significant stockholder of the Company is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large shareholder of Vertua Ltd. The lease contains market standard legal terms, and will be for a term of 5 years, and Luna Squares LLC has 2 options to extend for 5 years each. The Audit Committee of the Company has compared the rent and terms to other arms’ length leases the Company has entered into and formed the view the rent is in line with the market for similar properties. Rent is subject to annual increases equal to the CPI for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available. Upon the recommendation from the Audit Committee, the directors of the Company, other than James Manning, were made aware of the material facts as to Mr. Manning’s interest in the lease and authorized the Company in good faith to enter the lease after determining the lease to be fair to the Company.

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

Regulation of Digital Assets

Digital assets and cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. We do not believe our mining activities require registration to conduct such activities and accumulate digital assets. Nevertheless it is likely that regulation in the digital asset industry will increase. On March 9, 2022, President Biden issued an executive order that identified the following objectives for future regulation of digital assets in the United States: (1) protect consumers, investors, and businesses, (2) protect financial stability, (3) mitigate the illicit finance and national security risks posed by misuse of digital assets, (4) reinforce United States leadership in the global financial system and in technological and economic competitiveness, (5) promote access to safe and affordable financial services, and (6) support technological advances that promote responsible development and use of digital assets. The executive order was generally received as a positive for the digital asset industry, especially in the United States, as it appears to seek to foster an environment of innovation for digital assets within some reasonable bounds. This can be seen as similar to moves in the Australian government context, where the government has declared that it is seeking to better understand digital assets in order to craft and promulgate better designed regulation, and can be seen as contrasting to the reactions in some jurisdictions, where outright bans and other barriers have been erected against digital assets and cryptocurrencies.

In the past it has also been noted that the SEC, the Commodity Futures Trading Commission (“CFTC”), Nasdaq or other governmental or quasi-governmental agency or organization (including similar authorities in other jurisdictions such as Australia) may conclude that our digital asset mining activities involve the offer or sale of “securities”, or ownership of “investment securities”, and we may face regulation under the Securities Act of 1933, as amended (the “Securities Act”) or the Investment Company Act of 1940. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on business, financial condition, results of operations and prospects of our business. Currently in Australia, Bitcoin itself is not considered a financial product nor are digital assets regarded as money or currency for the purpose of Australian law. The effect of any future regulatory change on digital assets or an entity dealing in or holding digital assets is impossible to predict, but such change could be substantial and adverse to our financial returns.

Results of Operations – Three months Ended March 31, 2022 compared to the three months ended March 31, 2021

	For the three months ended
	March 31,
	2022	2021
Revenues:
Cryptocurrency mining revenue	18,783,842	5,120,014
Hosting Co-Location revenue	548,948	-
Sale of crypto currency mining equipment	91,545	1,877,613
Total revenues	19,424,335	6,997,627
Less: Cost of revenues (excluding depreciation)	8,412,360	2,372,781
Gross profit	11,011,975	4,624,846
Selling, general and administrative	6,476,945	2,631,964
LO2A write off	-	23,963,050
Share based payments	390,609	14,795,403
Depreciation and amortization	13,803,032	1,314,899
Total operating expenses	20,670,586	42,705,316
Loss from operations	(9,658,611)	(38,080,470)
Non-operating income/(expense):
Gains on foreign currency transactions	(699,237)	(661,682)
Other income	24,447	472,741
Interest expense	(1,236,673)	(250,662)
Loss before income taxes	(11,570,074)	(38,520,073)
Income tax expense	-	-
Net Loss	(11,570,074)	(38,520,073)

Revenues

Cryptocurrency mining revenues from production for the three months ended March 31, 2022 and 2021 were $18.78 million and $5.12 million respectively. This represented an increase of $13.66 million or 267% over the period. The increase in mining revenue for the period was primarily attributable to an increase in the total Bitcoin produced. Bitcoin produced totaled 458.68 in 2022 compared with 123.22 in the 2021 period, or an increase of 272% of Bitcoin produced over the respective period.

Hosting co-location revenue for the three months ended March 31, 2022 and 2021 were $0.55 million and $nil respectively. This increase is due to there being no co-location revenue in the prior period.

Sales of crypto currency mining equipment for the three months ended March 31, 2022, were $0.09 million and $1.88 million respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; share based payments; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: direct power costs related to cryptocurrency mining, and cost of mining equipment sold.

Cost of revenues for the three months ended March 31, 2022 and 2021 were $8.41 million and $2.37 million, respectively. The increase in cost of revenue was primarily attributable to: an increase in power costs related to the increase in the deployment and operation of cryptocurrency mining hardware. Included in our cost of revenues is any costs associated with offsetting carbon emissions.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, payroll, audit, and legal; research and development; and general office expenses.

Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 were $6.48 million and $2.88 million respectively. The increase in selling, general and administrative expenses were attributable to a number of factors; payroll expenses increased by $1.63 million due to an increase in employee numbers during the year; equipment repair costs increased by $0.68 million; marketing costs increased by $0.40 million; operating lease expense increased by $0.37 million due to the new lease agreements entered into since March 2021; freight expense increased by $0.3 million representing the increase in property and equipment purchases during the year. The remaining increase in expenses relates to the increase in the scale of business operations during the year.

Share based payments.

Share based payments expenses for the three months ended March 31, 2022 and 2021 were $0.39 million and $14.80 respectively. In the three months ended March 31, 2022, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $0.17 million and $0.17 million in relation to long-term incentives for the Company’s leadership team.

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and MDC equipment.

Depreciation and amortization for the three months ended March 31, 2022 and 2021 were $13.80 million and $1.31 million, respectively. The increase is primarily attributable to new machines and MDCs which are being procured and have come into the ownership of the Company and the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation.

Non-operating expense

Non-operating expenses consist primarily of interest expense and net realized and unrealized losses on foreign currency remeasurement.

During 2022, the realized and unrealized losses on foreign currency transactions were $0.70 million and in prior period there was a loss of $0.61.

Interest expense increased by $0.99 million attributable to the interest costs charged on the loans taken out with Foundry Digital LLC, Marshall Investments MIG Pty Ltd during the year and Celsius Mining LLC.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss of $11.34 million for the three months ended March 31, 2022, compared to a net loss of $38.56 million for the three months ended March 31, 2021.

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

	For the three months Ended March 31,
	2022	2021
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	(11,570,074)	(38,520,073)
Share of net loss of associates accounted for using the equity method	-	-
Depreciation and amortization	13,803,032	1,314,899
Share based payments	390,609	14,795,403
Unrealized and realized losses/(gain)	699,237	661,682
Other non-operating revenue	(24,447)	(472,741)
Other non-operating expenses	1,236,673	-
Tax	-	-
LO2A write-back	-	23,963,050
EBITDA (non-GAAP)	4,535,030	1,742,220

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the three month period ended March 31, 2022, we financed our operations primarily through:

1.	Net cash provided by operating activities of $5.86 million;

2.	On January 27, 2021, Cosmos Infrastructure LLC (“Cosmos Infrastructure”) entered into an Equipment Purchase and Finance and Security Agreement with Foundry Digital LLC (“Foundry”) to purchase machinery that will be located at a facility hosted by Compute North LLC (“Compute North”). On February 5, 2021, the term of the agreement was further amended to have a final payment due January 27, 2022. Under the terms of the agreement, Cosmos Infrastructure purchased 500 Whatsminer M30S mining machines, paid a deposit of $264,000, and borrowed a total of $1,056,000. The Company paid in full this original loan balance in January 2022;

3.	On October 15, 2021, an expansion of the Equipment Finance and Security Agreement was entered into with Foundry to purchase an additional 2000 Whatsminers M30’s delivered in October 2021, $13,185,062 was borrowed, $7,801,933 is owed at March 31, 2022;

4.

On December 9, 2021, entering into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd (“Marshall”) on December 9, 2021 with a total loan facility of AUD$20 million comprising of three tranches:

Tranche 1- AUD$10.5 million (received in December 2021)

Tranche 2- AUD$4.8 million (received in January 2022)

Tranche 3- AUD$4.8 million (received in February 2022); and

5.	On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares issued a Secured Promissory Note in the principal amount equal to the Principal. The Promissory Note accrues interest daily at rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter following the closing. The Promissory Note has a maturity date of August 23, 2023.

During the quarter we repaid $3.2 million of payments against the historical facilities provided by Foundry.

We believe our working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities available to us and further issuances of shares. These are expected to be adequate to fund our operations over the next twelve months. For our business to grow it is expected we will continue investing in mining equipment, we are likely to require additional capital in either the short-term or long-term.

On August 9, 2021, Infrastructure entered into a second Long-Term Purchase Contract with Canaan for the purchase of 15,000 next generation Avalon A1246 ASIC Miners. The purchase price per unit is $4,908 for a total purchase price of $73,620,000. As at March 31, 2022 the Company had paid $54,180,000 in relation to this contract with the remaining balance owed at the end of the quarter.

Working Capital and Cash Flows

As of March 31, 2022, and December 31, 2021, we had cash and cash equivalents balance of $5.80 million and $5.47 million in cash and cash equivalents, respectively.

As of March 31, 2022, and December 31, 2021, the trade receivables balance was $5.04 million and $5.61 million respectively.

As of March 31, 2022, we had $16.04 million of outstanding short-term loans, and as of December 31, 2021, we had $11.10 million of short-term borrowings. The short-term borrowings as of March 31, 2022, relate to the acquisition of cryptocurrency mining equipment, under the Foundry agreements and to the secured Loan Facility Celsius Mining LLC and Marshall Investments MIG Pty Ltd. As of March 31, 2022, and as of December 31, 2021, we had $26.94 million and $7.64 million respectively of outstanding long-term borrowings. The long-term borrowings as of March 31, 2022, primarily relate to the secured Loan Facility Celsius Mining LLC and Marshall Investments MIG Pty Ltd.

As of March 31, 2022, we had negative working capital of $18.65 million and as at December 31, 2021, we had negative working capital of $8.63 million. The increase in working capital was primarily attributable to an increase in the Company’s short term and long-term borrowings during 2022, as compared to 2021.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the three month ending March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$5,865,759	$1,871,692
Net cash used in investing activities	$(29,661,210)	$(21,385,965)
Net cash provided by financing activities	$23,484,932	$21,285,694

For the three months ended March 31, 2022, net cash provided by operating activities was $5,865,759 and for the three months ended March 31, 2021, net cash provided by operating activities was $1,871,692. The increase in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $29,661,210 and $21,385,965, respectively. The increase in net cash used in investing activities was primarily attributable to the increase in the acquisition of cryptocurrency mining equipment.

For the three months ended March 31, 2022 and 2021, net cash provided by financing activities was $23,484,932 and $21,285,694, respectively. The cash provided by financing activities during March 31, 2022 was primarily attributable to proceeds from borrowings.

Critical accounting estimates and estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to:

Going concern assumption- Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

Long-lived assets- Management reviews long-lived assets for impairment whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of long-lived assets. Long-lived assets include property and equipment and operating lease right-of-use assets. A long-lived asset may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset.

Stock based compensation- Management used Black-Scholes to evaluate our awards and will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Significant Reliance on Key Individuals. There is inadequate segregation of duties in place related to our financial reporting and other management review and oversight procedures due to the lack of sufficient accounting personnel. This is not inconsistent with similar small fast-growing organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and meet increased US GAAP/PCAOB/SOX/SEC registrant requirements. In addition, this poses the risk that compliance and other reporting obligations are not adequately dealt with.

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

Notwithstanding the identified material weaknesses and management’s assessment that our internal control over financial reporting was not effective as of March 31, 2022, management believes that the consolidated financial statements included in this quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Our management continues to work to improve its controls related to our material weaknesses. Since March 9, 2021, with the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the fourth quarter of 2021, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

However, the material weaknesses in our internal control over financial reporting will not be considered remediated until other information technology general controls and process-level controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in internal control over financial reporting

Except for the remedial measures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not, and have not been in the recent past, a party to any legal proceedings which may have or have had in the recent past significant effects on our financial position or profitability. However, we have been in the past, and may be from time to time in the future, named as a defendant in certain routine litigation incidental to our business.

Item 1A. Risk Factors

There are no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2022, in addition to those sales previously disclosed in our filings with the SEC, we have issued and sold the following securities without registration under the Securities Act:

During January of 2022, we issued 5,000 shares of our common stock with a fair market value of $57,500 to TraDigital Marketing Group LLC for consultancy services provided to us.

During February of 2022, we issued 8,787 shares of our common stock with a fair market value of $50,000 to Kyle Hoffman as part of the contingent consideration for the Membership Interest Purchase Agreement we entered with him to acquire his membership interests in Luna Squares LLC.

On February 23, 2022, we issued to Celsius Mining, warrants to purchase up to 3,850,000 shares of our common stock, at an exercise price of US$6.50 per share, in connection with the $20 million loan made by Celsius to Luna Squares LLC in connection with a Customer Equipment and Co-Location Agreement entered into by Celsius and Luna Squares LLC.

We believe that all of the foregoing sales qualified for exemption under Section 4(a)(2) of the Securities Act and/or Regulation D, as promulgated under the Securities Act, since the issuance of the securities by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(a)(2) due to the type of investors, the insubstantial number of investors involved in the offering, the size of the offering, the manner of the offering and number of securities offered. In addition, these security holders represented as to the necessary investment intent as required by Section 4(a)(2) and/or Regulation D. We did not employ an underwriter in connection with the issuance of the securities described above.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

2.1	Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)
2.2	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
2.3	Membership Interest Purchase Agreement dated July 5, 2021 between Mawson Infrastructure Group Inc. and Kyle Hoffman (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 9, 2021)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.9	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
4.1	Warrant Agreement between the Company and Celsius Mining LLC dated February 23, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 1, 2022)
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release
99.2*	Investor Presentation
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (iv) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: May 16, 2022	By:	/s/ James Manning
James Manning, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Hetal Majithia
Hetal Majithia, Chief Financial Officer
(Principal Financial and Accounting Officer)