Form 10-Q
period 2022-06-30
Mawson Infrastructure Group Inc.
filed 2022-08-22
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 16, 2022, the issuer had a total of 81,249,768 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,493,826	$5,467,273
Prepaid expenses	5,292,034	332,154
Trade and other receivables	4,211,903	5,606,780
Cryptocurrencies	43,967	40,800
Total current assets	12,041,730	11,447,007
Property and equipment, net	148,938,221	76,936,850
Derivative asset	17,714,357	-
Equipment deposits	2,788,722	51,369,216
Financial assets	1,638,027	326,801
Security deposits	4,153,184	1,246,236
Operating lease right-of-use asset	4,570,100	3,968,262

Total assets	$191,844,341	$145,294,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$47,046,288	$7,746,988
Current portion of operating lease liability	1,451,655	1,222,382
Current portion of finance lease liability	29,643	8,105
Borrowings	19,473,292	11,095,388
Total current liabilities	68,000,878	20,072,863
Operating lease liability, net of current portion	3,218,546	2,962,765
Finance lease liability, net of current portion	99,046	38,764
Long-term borrowings	19,404,697	7,639,391
Total liabilities	90,723,167	30,713,783

Commitments and Contingencies (note 10)	-	-

Shareholders’ equity:
Additional paid-in capital; Common stock (120,000,000 authorized, 72,491,295 issued and outstanding $0.001 par value shares). Series A preferred stock (1,000,000 authorized shares; nil issued and outstanding as at June 30, 2022)	186,744,313	186,389,568
Accumulated other comprehensive income (loss)	(2,530,052)	(521,094)
Accumulated deficit	(82,952,860)	(71,123,259)
Total stockholders’ equity	101,261,401	114,745,215
Non-controlling interest	(140,227)	(164,626)
Total liabilities and stockholders’ equity	$191,844,341	$145,294,372

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Cryptocurrency mining revenue	16,212,525	5,664,629	34,996,368	10,878,255
Hosting Co Location revenue	3,567,912	-	4,116,860	-
Sale of crypto currency mining equipment	-	280,038	91,545	2,157,651
Total revenues	19,780,437	5,944,667	39,204,773	13,035,906
Less: Cost of revenues (excluding depreciation)	14,359,072	294,140	22,771,433	2,666,921
Gross profit	5,421,365	5,650,527	16,433,340	10,368,985
Selling, general and administrative	9,431,088	3,697,217	15,908,034	6,329,180
LO2A write backs	-	-	-	23,963,050
Share based payments	936,235	5,559,495	1,326,844	20,354,897
Depreciation and amortization	16,023,817	2,533,242	29,826,849	3,848,142
Total operating expenses	26,391,140	11,789,954	47,061,727	54,495,269
Change in fair value of derivative asset	17,714,357	-	17,714,357	-
Loss from operations	(3,255,418)	(6,139,427)	(12,914,030)	(44,126,284)
Non-operating income/(expense):
Gain / (loss) on foreign currency transactions	1,657,055	(60,747)	957,818	(722,425)
Interest expense	(1,565,040)	(464,039)	(2,801,713)	(714,701)
Impairment of financial assets	(1,107,197)	-	(1,107,197)	-
Other income	1,864,968	315,353	1,889,415	694,480
Loss before income taxes	(2,405,632)	(6,348,860)	(13,975,707)	(44,868,930)
Income tax expense	-	-	-	-
Net Loss	(2,405,632)	(6,348,860)	(13,975,707)	(44,868,930)

Less: Net loss attributable to non-controlling interests	(288,229)	(108,937)	(522,648)	(65,802)
Net Loss attributed to Mawson Infrastructure Group shareholders	(2,117,403)	(6,239,923)	(13,453,059)	(44,803,128)

Net Loss per share, basic & diluted	$(0.03)	$(0.12)	$(0.19)	$(0.95)
Weighted average number of shares outstanding	71,598,552	50,264,283	71,790,772	47,298,702

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of March 31, 2022	71,585,295	612,344	167,664,681	18,447,842	62,214	(82,458,914)	104,328,167	(399,045)	103,929,122
Issuance of common stock, stock based compensation	5,000	5	27,145	408,584	-	-	435,734	-	435,734
Issuance of warrants	-	-	-	500,500	-	-	500,500	-	500,500
Issuance of RSU’s and stock options	901,000	901	2,252,495	(2,252,500)	-	-	896	-	896
Net loss	-	-	-	-	-	(2,117,403)	(2,117,403)	(288,229)	(2,405,632)
Other comprehensive income	-	-	-	-	(2,592,266)	-	(2,592,266)	13,028	(2,579,238)
Non-controlling interest	-	-	(917,684)	-	-	1,623,457	705,773	534,019	1,239,792

Balance as of June 30, 2022	72,491,295	613,250	169,026,637	17,104,426	(2,530,052)	(82,952,860)	101,261,401	(140,227)	101,121,174

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Stock* (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity

Balance as of March 31, 2021	178	-	-	48,673,357	486,440	(16,690)	82,914,768	17,534,625	(5,957,154)	(64,722,747)	30,239,242	16,069	30,255,311
Late acceptance of Exchange of common stock of Cosmos Capital Limited for common stock of Wize Pharma Inc., adjusted to reflect the Exchange Ratio	-	-	-	5,055,813	50,558	-	-	-	-	-	50,558	-	50,558
Share based payments W Capital	-	-	-	-	-	-	-	5,535,900	-	-	5,535,900	-	5,535,900
Issuance of common stock at the price of $87.50	-	-	30,613	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	43,138	43,138	-	43,138
Share based payment - Issuance of BIA	-	-	(30,613)	190,098	1,901	-	-	-	-	-	1,901	-	1,901
Net loss	-	-	-	-	-	-	-	-	-	(6,239,923)	(6,239,923)	-	(6,239,923)
Other comprehensive income	-	-	-	-	-	-	-	-	(81,116)	-	(81,116)	-	(81,116)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(108,937)	(108,937)
Balance as of June 30, 2021	178	-	-	53,919,268	538,899	(16,690)	82,914,768	23,070,525	(6,038,270)	(70,919,532)	29,549,700	(92,868)	29,456,832

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2021	70,746,508	611,504	165,600,831	20,177,233	(521,094)	(71,123,259)	114,745,215	(164,626)	114,580,589
Issuance of common stock, stock based compensation	18,787	20	134,879	408,584	-	-	543,483	-	543,483
Issuance of warrants	-	-	-	667,333	-	-	667,333	-	667,333
Issuance of RSU’s and stock options	1,726,000	1,726	4,208,611	(4,148,724)	-	-	61,613	-	61,613
Net loss	-	-	-	-	-	(13,453,059)	(13,453,059)	(522,648)	(13,975,707)
Other comprehensive income	-	-	-	-	(2,008,958)	-	(2,008,958)	13,028	(1,995,930)
Non-controlling interest	-	-	(917,684)	-	-	1,623,458	705,774	534,019	1,239,793

Balance as of June 30, 2022	72,491,295	613,250	169,026,637	17,104,426	(2,530,052)	(82,952,860)	101,261,401	(140,227)	101,121,174

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2020	-	-	7,539,275	-	-	(16,690)	34,457,051	652,949	(1,341,826)	(26,159,539)	7,591,945	(27,066)	7,564,879
Exchange of stock and Reverse recapitalization of Wize Pharma Inc	178	-	(7,539,275)	46,132,357	461,324	-	(5,436,541)	-	-	-	(4,975,217)	-	(4,975,217)
Issuance of common stock, net of offer costs, PIPE transaction	-	-	-	2,500,000	25,000	-	2,975,000	-	-	-	3,000,000	-	3,000,000
Issuance of convertible notes, net of offer costs	-	-	-	-		-	20,301,427	-	-	-	20,301,427	-	20,301,427
Issuance of common stock, exercise of warrants	-	-	30,613	41,000	116	-	-	12,417,576	-	-	12,417,692	-	12,417,692
Fair value of IPR&D acquired, net of Business Combination transaction costs	-	-	-	-	-	-	24,765,831	-	-	-	24,765,831	-	24,765,831
Issuance of RSU’s and stock options	-	-	(30,613)	190,098	1,901	-	411,137	10,000,000	-	-	10,413,038	-	10,413,038
Fair value adjustment of LO2A intellectual property revenue sharing obligation	-	-	-	-	-	-	5,440,863	-	-	-	5,440,863	-	5,440,863
Other	-	-	-	-	-	-	-	-	-	43,135	43,135	-	43,135
Late acceptance of Exchange of common stock of Cosmos Capital Limited for common stock of Wize Pharma Inc., adjusted to reflect the Exchange Ratio	-	-	-	5,055,813	50,558	-	-	-	-	-	50,558		50,558
Net loss	-	-	-	-	-	-	-	-	-	(44,803,128)	(44,803,128)		(44,803,128)
Other comprehensive income	-	-	-	-	-	-	-	-	(4,696,444)	-	(4,696,444)		(4,696,444)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	(65,802)	(65,802)

Balance as of June 30, 2021	178	-	-	53,919,268	538,899	(16,690)	82,914,768	23,070,525	(6,038,270)	(70,919,532)	29,549,700	(92,868)	29,456,832

See Accompanying Notes to Unaudited Condensed Interim Consolidated Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,975,707)	$(44,868,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,826,849	3,848,141
LO2A write offs	-	23,963,050
Lease expense	809,130	-
Foreign exchange gain	137,758	1,569,278
Change in fair value of derivative asset	(17,714,357)
Sale of intellectual property	(1,465,829)
Share based payments	1,326,844	20,354,898
Loss on disposal of fixed assets	-	307,100
Interest expense	138,293	654,004
Investment expense	-	131,056
Non-controlling interest	1,239,793	-
Trade and other receivables	1,394,878	141,709
Other current assets	(7,869,996)	(809,735)
Trade and other payables	39,299,304	2,373,896
Net cash provided by operating activities	33,146,960	7,664,467
CASH FLOWS FROM INVESTING ACTIVITIES
Net payment for the purchase of property and equipment	(21,100,867)	(12,705,500)
Investment in financial assets	-	(341,810)
Payment of fixed asset deposits	(32,054,326)	(13,018,320)
Net cash used in investing activities	(53,155,193)	(26,065,630)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	51,524	1,334,157
Proceeds from convertible notes	-	21,487,391
Payments of capital issuance costs	-	(2,229,096)
Proceeds from borrowings	26,581,467	1,423,064
Advances made to external companies	-	(42,210)
Repayment of lease liabilities	(937,008)	-
Repayments of borrowings	(6,182,245)	(722,518)
Net cash provided by financing activities	19,513,738	21,250,788
Effect of exchange rate changes on cash and cash equivalents	(2,478,952)	(348,001)
Net (decrease)/increase in cash and cash equivalents	(2,973,447)	2,501,624
Cash and cash equivalents at beginning of period	5,467,273	1,112,811
Cash and cash equivalents at end of period	$2,493,826	$3,614,435

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

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries: Mawson Infrastructure Group Pty Ltd (“Mawson AU”, previously known as Cosmos Capital Limited), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd, Mawson AU Limited (incorporated June 8, 2022), Luna Squares LLC, Luna Squares Texas LLC (formed January 27, 2022), Luna Squares Repairs LLC, Luna Squares Property LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd are additional subsidiaries of Mawson, however these companies have not been consolidated into the financial statements as these companies are subject to contingent value rights (“CVR”), further described in NOTE 10.

These consolidated, condensed unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements of the Group as of December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with SEC on March 21, 2022. Accordingly, they do not include all the information and footnotes required by U.S GAAP for complete financial statements. The results of the interim period are not necessarily indicative of the results to be expected for the full year ended December 31, 2022. These consolidated, condensed interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

Mawson, through its subsidiaries, is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (“MDCs”) based in the United States and Australia. As at June 30, 2022 Mawson owned and had ordered 35,329 Application-Specific Integrated Circuit (“ASIC”) computers known as “Miners,” specifically focused on the SHA-256 algorithm, from a variety of manufacturers, including Bitmain Technology Holding Company (“Bitmain”), Canaan Creative (HK) Holdings Limited (“Canaan”) and Shenzhen MicroBT Electronics Technology Co., Ltd (“Whatsminer”).

Going Concern

For the six-month period ending June 30, 2022, the Company incurred a loss after tax of $13.98 million, and as at June 30, 2022 had net current liabilities of $55.96 million and had an accumulated deficit of $82.95 million. The Company’s cash position at June 30, 2022, was $2.50 million. These conditions raise substantial doubt upon the Company’s ability to continue as a going concern for at least a year from the date of approval of these unaudited consolidated financial statements.

Management of the Company believes that there are reasonable grounds to conclude that the Company will continue as a going concern after having regard for the following factors.

The Company’s plans include improving profitability and generating sufficient cash flow from operations.

Management of the Company is of the opinion that the Company can continue to access adequate debt and equity funding to meet its working capital requirements. In July 2022, the Company raised $3.60 million through an issue of secured convertible promissory notes and an aggregate of $5.62 million of net proceeds from the issuance of shares and warrants. The Company has the ability through its At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of our common stock with an aggregate sales price of up to $100 million. To the extent the Group were to raise additional capital or debt, this could cause additional dilution to our current stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain. There are no assurances that the Group would be able to raise additional financing when needed or that it would be able to do so on favourable terms.

Based on internally prepared forecast cash flows which take into consideration what management considers to be reasonable scenarios given the inherent risks and uncertainties, combined with existing cash balances, management believes that the Company will be able to meet its obligations as they fall due for at least one year from the date of approval of these unaudited consolidated financial statements.

Accordingly, management of the Company believe that it is appropriate to prepare the Group’s financial statements on a going concern basis. However, should the Company be unable to source sufficient funding through the factors noted above, the Company may not be able to realize assets at their recognized values and extinguish its liabilities in the normal course of business at the amounts stated in these unaudited consolidated financial statements.

These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and carrying amounts of assets and the amounts of liabilities should the Company be unable to continue as a going concern and meet its obligations and debts as and when they fall due.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and basis of preparation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries, other than those subsidiaries subject to the CVR described more in NOTE 10. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represent the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

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

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions and the realization of digital currencies, valuing the derivative asset classified under Level 3 fair value hierarchy, business combinations, reverse asset acquisition, and the contingent obligation with respect to future revenues.

Critical Accounting Policies

Critical accounting policies are described in the consolidated financial statements for Mawson included in the Company’s Annual Report on Form10-K filed with SEC on March 21, 2022. There have been some changes to critical accounting policies in the six months period ended June 30, 2022. The reverse asset acquisition accounting policy which is no longer considered to be a critical accounting policy and has therefore been included in significant accounting policies and the fair value of financial instruments has been moved from significant accounting policies to critical accounting policies.

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

The depreciable amount of fixed assets is depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity commencing from the time the assets arrive at their destination where they are ready for use. Depreciation is calculated over the following estimated useful lives:

Asset class	Useful life	Depreciation Method
Fixtures and Fittings	5 years	Straight-Line
Plant and equipment	10 years	Straight-Line
Modular data center	5 years	Declining
Motor Vehicles	5 years	Straight-Line
Computer equipment	3 years	Straight-Line
Processing Machinery (Miners)	2 years	Declining
Transformers	15 years	Straight-Line
Leasehold improvements	10 years	Straight-Line

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

The Company changed its policy in relation to freight costs in relation to processing machines with effect from October 1, 2021. Prior to this date these costs were expensed to the statement of operations and profit and loss, and afterwards these costs are capitalized into processing machinery. This change resulted in an increase in processing machines in the balance sheet of $2,978,232 at June 30, 2022, and an increase in the depreciation charge to the six months to June 30, 2022 statement of operations and profit and loss of $84,735 over the prior treatment.

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the six month periods ended June 30, 2022, and 2021, no impairment losses have been identified.

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

	Fair value measured at June 30, 2022
	Total carrying value at June 30, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$17,714,357	$-	$-	$17,714,357
Financial assets	$1,638,027	$172,198	$-	$1,465,829

	Fair value measured at December, 2021
	Total carrying value at December, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$-	$-	$-	$-
Financial assets	$326,801	$326,801	$-	$-

Level 3 Assets:

Power Supply Agreement

During the quarter ended June 30, 2022, the Company recorded a derivative asset related to its Power Supply Agreement with Energy Harbor LLC, the energy supplier to the Company’s Pennsylvania Facility. The Power Supply Agreement was classified as a derivative asset and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, our discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2026. In addition, the Group adopted a further discount rate utilized of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

Tasmania Data Infrastructure Pty Ltd (“TDI”)

During June 2022 Mawson AU Limited entered into a License and Services Agreement with TDI in exchange for 42,562,432 fully paid issued shares in TDI, this is held at fair value of $1.47 million as at June 30, 2022 the fair value uses unobservable inputs.

Level 1 Assets:

The company holds 50 million shares in DXN Limited (“DXN”), an Australian Securities Exchange (“ASX”) listed company. This is recorded at fair value with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The fair value of the DXN investment is classified in Level 1 of the fair value hierarchy as it is quoted on an active market, that being the ASX.

Accounting for Power Supply Contract

In June 2022, the company entered into a Power Supply Agreement with Energy Harbor LLC to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through to December 2026. If the Pennsylvania site uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy Harbor.

While the Company manages operating costs at the Pennsylvania Facility in part by periodically selling unused or uneconomical power back to the market, we do not consider such actions trading activities. That is, the Company does not engage in speculation in the power market as part of our ordinary activities. Because the sale of any electricity under a curtailment program allows for net settlement, we have determined the Power Supply Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). However, because the Company has the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, we do not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations (refer to fair value of financial instruments policy).

Share based payments

The Company follows FASB Codification Topic ASC 718-10 Compensation-Stock Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company determines the grant date fair value of the restricted stock units (“RSUs”) and options using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the implied yield available on U. S. 10-year Treasury bond.

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

Functional currency:

All subsidiaries of Company have a functional currency of United States dollar (“USD”) with the exceptions of Mawson Infrastructure Group Pty Ltd, MIG No.1 Pty Ltd, Cosmos Trading Pty Ltd and Mawson AU Limited whose functional currency is the Australian Dollar (“AUD”). The financial statements of foreign businesses have been translated into USD at current exchange rates for balance sheet items and at the average rate for income statement items. Translation of all the consolidated companies’ financial records into USD is required due to the reporting currency for these consolidated financial statements presented as USD and the functional currency of the parent company being that of AUD. Translation adjustments are accumulated in other comprehensive loss. Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded in income in the period in which they are incurred.

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

The following table presents the Company’s digital currency (Bitcoin) activities for the three months and six months ended June 30, 2022:

	Three months to June 30, 2022	Six months to June 30, 2022

Opening number of Bitcoin held as at March 31, 2022 and December 31, 2021	0.00	0.92
Number of Bitcoin added	489.60	948.27
Number of Bitcoin sold	(487.39)	(946.98)
Closing number of Bitcoin held as at June 30, 2022	2.21	2.21

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

The Company’s policy is to dispose of production at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. Due to the short period which Bitcoin are held prior to sale and the consequent small numbers held, the risk of impairment is not material.

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

Under the terms of the Cosmos Transaction Bid Implementation Agreement, the Company was required to make share-based payments consisting of up to 40,000,000 shares under an Incentive Compensation Program and warrants issued to HC Wainwright as a fee related to the acquisition by Mawson of Mawson AU. In addition, Mawson AU had an outstanding obligation to W Capital Advisors Pty Ltd (“W Capital”) for options over the equity of Mawson AU which was terminated for consideration of warrants over the Company’s shares being issued to W Capital.

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

Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2022, the Company is not a party to any litigation that would reasonably be expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. For information with respect to recent accounting pronouncements, see Note 2 to the consolidated financial statements for Mawson as of December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with SEC on March 21, 2022, recent accounting pronouncements since that date include:

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

In June 2022, the FSAB issued ASU 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The adoption of ASU 2022-03 did not have a material impact on the Company’s financial statements or disclosures.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as at June 30, 2022 and 2021 are as follows:

	As at June 30,
	2022	2021
Warrants to purchase common stock	6,391,667	1,698,727
Options to purchase common stock	29,459	-
Mandatory convertible notes to exchange common stock	-	6,362,690
Restricted Stock-Units (“RSUs”) issued under a management equity plan	2,449,725	4,000,000
	8,870,851	12,061,417

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net Loss attributable to common shareholders	$(2,117,403)	$(6,239,923)	$(13,453,059)	$(44,803,128)

Denominator:
Weighted average common shares - basic and diluted	71,598,552	50,264,283	71,790,772	47,298,702

Loss per common share - basic and diluted	$(0.03)	$(0.12)	$(0.19)	$(0.95)

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

NOTE 4 – DEPOSIT, PROPERTY AND EQUIPMENT

On August 9, 2021, Cosmos Infrastructure LLC entered into a second Long-Term Purchase Contract with Canaan for the purchase of 15,000 next generation Avalon A1246 ASIC Miners. The average purchase price per unit is $4,908 for a total purchase price of $73,620,000. The final shipment for contract was received during May 2022, in total there were 11,000 Miners delivered, there was a final adjustment to the purchase price based on the actual tera hash and number of Miners delivered based on the agreed price per tera hash under the terms of the contract. The purchase price adjustment resulted in a $0.3 million reduction in the purchase price, this is due to be received in cash from Canaan.

During the six months ended June 30, 2022, $32,054,326 cash was paid for equipment which was recorded as a either deposit or within property plant and equipment on the balance sheet.

NOTE 5 – LEASES

Luna Squares LLC leases a 16.35-acre lot in Georgia from the Development Authority of Washington County. The lease term was originally for 1 acre from May 1, 2020, until April 30, 2023. An amendment to the lease and exercise of option to lease four additional acres was signed and became effective February 23, 2021. A further amendment to the lease and exercise of option to lease was signed and became effective August 24, 2021. The Lease Amendment covers an additional 11.35 acres of the property, bringing the total to 16.35 acres under the lease. It also includes 5, 3-year extension options bringing the total lease period to run potentially until 2038.

The Company leases the headquarters of its business operations at Level 5, 97 Pacific Highway, North Sydney NSW 2060 Australia, being 1,076 square feet of office space held under a license agreement.

The Company leases 6-acres of land in Pennsylvania which began in October 2021 for thirty-six months with the option to execute four additional three-year extensions.

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc. (a related entity – refer to note 12 for details). The term of the lease is for 5 years, with 2 options to extend for 5 years each.

During May 2022, Luna Square Texas LLC entered into four lease agreements to lease 11 acres of land in Texas for a period of five years.

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

The Company’s lease costs recognized in the Consolidated Statements of Income and Comprehensive Loss consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating lease charges (1)	$434,977	$24,557	$802,112	$35,780
Finance lease charges:
Amortization of right-of-use assets	8,094	-	12,396	-
Interest on lease obligations	$2,468	$-	$3,946	$-

(1)	Included in Selling, General & Administrative Expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of June 30, 2022:

	Operating leases	Finance Leases

2023	$1,823,308	$38,248
2024	1,799,315	38,248
2025	862,083	38,248
2026	553,715	29,352
2027	281,105	4,818
Total undiscounted lease obligations	5,319,526	148,914
Less imputed interest	(649,325)	(20,225)
Total present value of lease liabilities	4,670,201	128,689
Less current portion of lease liabilities	1,451,655	29,643
Non-current lease liabilities	$3,218,546	$99,046

Other lease information as of June 30,2022:

	Operating leases	Finance Leases

Operating cash flows from operating and finance leases	$922,332	$14,676
Weighted-average remaining lease term – operating and finance leases (years)	3.21	3.88
Weighted-average discount rate – operating and leases (%)	8.0%	7.5%

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30, 2022	December 31, 2021

Plant and equipment	6,583,193	1,046,866
Computer equipment	469,966	216,099
Furniture & fixtures	29,851	31,474
Processing machines (Miners)	144,010,826	81,341,098
Modular data center	21,678,051	9,819,796
Motor Vehicles	327,053	250,425
Transformers	6,978,071	1,190,609
Low-cost assets	872,612	246,154
Assets under construction	13,630,192	1,008,001
Leasehold improvements	360,000	-
Total	194,939,815	95,150,522
Less: Accumulated depreciation	(46,001,594)	(18,213,672)
Property and equipment, net	148,938,221	76,936,850

Depreciation and amortization expense for the three month period ended June 30, 2022 and 2021 was $16,023,817 and $2,533,242, respectively. Depreciation and amortization expense for the six month period ended June 30, 2022 and 2021 was $29,826,849 and $3,848,142, respectively. There were no impairment charges recognized for property and equipment for six month period ended June 30, 2022, or June 30, 2021.

NOTE 7 – FINANCIAL ASSETS

During June 2022 Mawson AU Limited entered into a License and Services Agreement with TDI in exchange for 42,562,432 fully paid issued shares in TDI, this is held at fair value of $1.47 million as at June 30, 2022.

NOTE 8 – INCOME TAXES

The following table summarizes our effective tax rate based on the tax expense/(benefit) for income taxes attributable to pretax income:

	For the three months ended June 30,
	2022	2021

Income/(Loss) before income taxes	(2,405,632)	(6,348,860)
Tax Expense/(Benefit) for income taxes	12,128	-
Effective income tax rate	(0.50)%	0.00%

	For the six months ended June 30,
	2022	2021

Income/(Loss) before income taxes	(13,975,707)	(44,868,930)
Tax Expense/(Benefit) for income taxes	12,128	-
Effective income tax rate	(0.09)%	0.00%

The Company’s effective tax rate is calculated by dividing total income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions.

NOTE 9 – STOCKHOLDERS EQUITY

Common Stock

TraDigital Marketing Group LLC was issued 5,000 shares of the Company’s common stock during May 2022 for consultancy services provided to the Company.

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company made share-based awards under an Incentive Compensation Program during September 2021 (refer to reverse acquisition accounting policy). During the three-month period ending June 30, 2022, two employees converted certain of these awards into 901,000 shares of common stock of Mawson.

Restricted Stock

As of June 30, 2022, there was no restricted stock.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	3,524,189
Issued	4,143,478	$8.57	1.5
Exercised	(1,276,000)
Expired	-
Outstanding as of June 30, 2022	6,391,667	$8.57	1.5
Warrants exercisable as of June 30, 2022.	6,391,667	$8.57	1.5

On February 23, 2022, Mawson issued to Celsius Mining warrants with an expiry date of August 23, 2023, to purchase up to 3,850,000 shares of common stock, of Mawson at an exercise price of US$6.50 per share, in connection with the $20 million loan made by Celsius to Luna Squares LLC in connection with a Customer Equipment and Co-Location Agreement entered into by Celsius and Luna Squares LLC.

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company made share-based awards in the form of warrants, options and RSUs under an Incentive Compensation Program during September 2021 (refer to reverse acquisition accounting policy). During the six months ended June 30, 2022, four employees exercised 1,276,000 of their warrants to convert these into common stock of Mawson.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Agreements

1.	In connection with the Cosmos Transaction, we issued one CVR to each of our securityholders for each outstanding share of common stock of Mawson, and for each share of common stock of Mawson underlying other convertible securities and warrants, held immediately before the closing of the Cosmos Transaction. Each CVR represents the right to receive a pro rata share of any consideration that we may receive in connection with any successful monetization of our LO2A business, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 to be repaid to us for amounts we spend in the development of the LO2A Technology at the request of the representative of the holders of the CVRs. As at June 30, 2022, the Company cannot reliably measure the cost of the CVRs and it is not probable that these payments will be made and therefore this has been classified as a contingent liability.

2.	During June 2022 Mawson AU Limited entered into a share subscription and equipment sale with Tasmania Data Infrastructure Pty Ltd (“TDI”). TDI has a 100% renewable energy Bitcoin Mining facility at the Que River Mine Site in Tasmania, Australia. Mawson AU Limited has agreed to exchange approximately 1975 ASIC Bitcoin Miners for 107,042,254 fully paid issued shares in TDI. This transaction is expected to finalize later this fiscal year.

NOTE 11 – BORROWINGS

Short-term Borrowings

Whatsminers

On October 15, 2021, the Company acquired 2,000 Whatsminers M30’s for delivery in October 2021 from Foundry Digital LLC for a total consideration of $16,481,328. The Company paid a deposit of $3,202,766 and entered into an extension of the original Foundry finance agreement with Foundry for the balance of the consideration over a 12-month term, of which $4,914,329 is outstanding at June 30, 2022.

Marshall loan

In December 2021 MIG No. 1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd which was payable in three tranches. The first tranche was received during December 2021 with an amount of $7.86 million. Tranche two and three were received during January and February 2022 with a total amount of $7.11 million. The loan matures in 2024 and bears interest at a rate of 12.00% per annum, payable monthly which commenced December 2021. This loan facility is secured by a general security agreement given by the Company. Principal repayments begin during 2023.

The amount classified as a current liability is $2.54 million with the remaining balance classified as a long-term liability.

Celsius loan

On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter of 2022. The Secured Promissory Note has a maturity date of August 23, 2023. Celsius Mining LLC filed for Chapter 11 bankruptcy protection on July 13, 2022. The Company does not anticipate any changes to the terms of the loan agreement due to Celsius Mining LLC’s bankruptcy filing.

The amount classified as a current liability is $12.02 million with the remaining balance considered a long term liability.

Long-term Borrowings

Marshall loan

The total classified as payable after more than one year under this arrangement is $11.24 million.

Celsius loan

The total classified as payable after more than one year under this arrangement is $7.98 million.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – SUBSEQUENT EVENTS

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3,600,000 (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3,600,000. In connection with each Secured Convertible Promissory Note, the Company and its subsidiaries, Luna Squares LLC and Cosmos Infrastructure LLC, entered into a Guarantee and Security Agreement (the “Security Agreements”) with each investor, securing such investor’s Secured Convertible Promissory Note by specific, and separate application-specific integrated circuit (ASIC) mining hardware of Cosmos Infrastructure LLC. Each Security Agreement contains customary covenants and customary events of default, the occurrence of which could result in an acceleration of the Secured Convertible Promissory Notes. The Secured Convertible Promissory Notes are convertible at the option of the holder at a price of $0.85 per share of our common stock, except in the case of an event of default, during which the Secured Convertible Promissory Notes are convertible at the option of the holder into shares of the Company’s common stock, at a price of $0.80 per share. The Secured Convertible Promissory Notes bear interest of twenty percent (20%) per annum, except in the case of an event of default, during which they will bear interest of twenty-five percent (25%) per annum. One-half of the interest that accrues each month on the Secured Convertible Promissory Notes must be paid monthly. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Notes, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) one year after its issuance, or (ii) following an event of default.

On July 17, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor providing for the issuance and sale by the Company of 8,000,000 shares of the Company’s common stock, at a price of $0.80 per share, accompanied by warrants to purchase 10,000,000 shares of the Company’s common stock in a registered direct offering pursuant to a “shelf” registration statement on Form S-3 (File No. 333-264062). The warrants issued in this offering have an exercise price of $1.01 per share of our common stock, are exercisable 6 months after issuance and will expire five and one-half years following issuance. The exercise price of the warrants issued in this offering is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the warrants. This offering closed on July 20, 2022. The net amount raised was $5.62 million.

On August 12, 2022, Mawson AU entered into a non-binding Memorandum of Understanding to, amongst other things, discuss the possibility of selling certain assets to its supplier, Faith Technologies Inc. (“FTI”) in return for FTI reducing amounts outstanding to FTI by Mawson AU by $4,598,800.

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Mawson,” “our company” and the “combined company” refer to Mawson Infrastructure Group Inc., a Delaware corporation, and its direct and indirect subsidiaries, including Mawson Infrastructure Group Pty Ltd, an Australian company (“Mawson AU”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos MIG No.1 Pty Ltd, Mawson AU Limited, Luna Squares LLC, Luna Squares Texas, Luna Squares Repairs LLC, Luna Squares Property LLC and Mawson Mining LLC . Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd are subsidiaries of Mawson however these companies have not been consolidated into the financial statements are not included when referring to we, us, our or the Company or Mawson as these are subject to contingent value rights (“CVR”), refer to NOT 10 of the financial statements.

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed with SEC on August 16, 2021. Unless otherwise specified, all Mawson share numbers in this Quarterly Report on Form 10-Q reflect post-reverse stock split numbers.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	that we have incurred operating losses and may continue to do so for the foreseeable future;

●	our ability to raise additional capital, under favorable terms or at all, and continue as a going concern;

●	that we may never become profitable;

●	competition and technological challenges we may face;

●	the slowing or stopping of the development or acceptance of digital asset systems;

●	changes the Bitcoin network’s protocols and software;

●	any decrease in the incentive for Bitcoin mining;

●	increases in Bitcoin network difficulty (which typically leads to lower Bitcoin rewards for the same effort);

●	growth challenges we may face;

●	our ability to obtain and maintain adequate insurance;

●	we may become subject to existing or future government regulations which increase the cost of doing business, or which cause us to cease some or all of our operations;

●	our exposure to fluctuations in the market value of digital assets, in particular Bitcoin, and the relative attractiveness of those digital assets to investors, speculators, and users payment network services over other solutions;

●	our reliance on third party manufacturers for Miners and other infrastructure and hardware and the anticipated delivery dates of new miners;

●	counter-party and customer default risks due to cryptocurrency market fluctuations and disruptions;

●	increased input costs, such as increased energy prices or hardware and infrastructure costs;

●	risks relating to the supply chain disruptions due to pandemic (e.g. COVID-19), shortages (computer chips), and geo-political tensions (e.g. China trade bans, war in Ukraine);

●	climate and climate change risks, including direct risks from storms and floods, but also the implementation of policies which may lead to higher energy costs;

●	political or economic crises motivating large-scale sales of digital assets;

●	regulatory risks, including local and global governments regulating, or even banning, Bitcoin or Bitcoin mining;

●	the impact of our business successes or failures on the value of our common stock;

●	the impact of future stock sales on our stock price;

●	the potential lack of liquidity, or volatility, of our common stock and warrants;

●	the potential failure to maintain effective internal controls over financial reporting;

●	the existence of anti-takeover provisions in our charter documents and Delaware law;

●	that we do not intend to pay dividends on our common stock; and

●	competitive companies and technologies within our industry, and outside it (such as central bank digital currencies and quantum computing).

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

Overview

Mawson is a ‘Digital Asset Infrastructure’ business, which owns and operates (through its subsidiaries) modular data centers (“MDCs”) in the United States and Australia. We are focused on developing the technology to enable us to own and operate MDCs that are both air-cooled and liquid immersion cooled.

Our primary business is the ownership and operation of Application-Specific Integrated Circuit (“ASIC”) computers known as Miners. We currently operate three sites, with two locations in USA, and a location in Australia, from which we operate our combined business. The Miners are predominately focused on the process of digital mining, specifically for Bitcoin.

We offer ‘hosting’ or ‘co-location’ facilities to other businesses in the digital asset infrastructure industry to have their Miners located within our MDCs, who pay us a fee for the use of our facilities and related services (often based on consumption).

We also sell used crypto currency mining equipment on a periodic basis, subject to prevailing market conditions for used equipment.

As of June 30, 2022

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	24,419	-	24,419
Total miners in Transit	1,008	-	1,008
Total miners on order	-	-	-
Total miners in storage	9,902	-	9,902
Total miners	35,329	-	35,329

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

Recent Developments.

On May 12, 2022, Luna Squares Texas LLC (our wholly owned subsidiary) entered into an Option Agreement and Gross Profit Agreement with JAI TX, LLC and then signed or took and assignment of 4 leases for properties in Texas (all in close proximity) with the intent to develop MDC facilities for mining Bitcoin. Luna Squares Texas LLC will seek to execute relevant power agreements, however the expectation is that the four locations can provide a combined 120MW of power. Rent under the leases ranges from $1,500 to $5,227.20 per acre per annum. The lessors include a substantial listed holder of land in Texas, and family groups. Under the Option Agreement, JAI TX, LLC has the option to receive an issue of up to 20% of the membership interests in Luna Squares Texas LLC. The purchase prices will be a share of capital costs equal to the membership interest acquired by JAI TX, LLC, and an amount of Luna Squares Texas LLC’s debt financing in proportion to JAI TX, LLC’s shareholding. In return for certain services provided by JAI TX, LLC, JAI TX, LLC will be entitled to a share of all Electric Reliability Council of Texas program payments paid to Luna Squares Texas LLC (“ERCOT Payment”), as well as a share of the Bitcoin profit from the Texas locations less certain costs, including depreciation. Capital costs for Luna Squares Texas LLC are expected to exceed $4.19m .

On May 27, 2022, Mawson entered into an ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $100 million, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. We will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares and have agreed to provide Wainwright with customary indemnification and contribution rights. We will also reimburse Wainwright for certain specified expenses in connection with entering into the ATM Agreement. The ATM Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto.

During June 2022 Mawson AU Limited entered into a share subscription and equipment sale deed with Tasmania Data Infrastructure Pty Ltd (“TDI”). TDI has a 100% renewable energy Bitcoin Mining facility at the Que River Mine Site in Tasmania, Australia. Mawson AU Limited has agreed to exchange approximately 1975 ASIC Bitcoin Miners for 107,042,254 fully paid issued shares in TDI. This transaction is expected to finalize later this year.

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

Results of Operations – Three months Ended June 30, 2022 compared to the three months ended June 30, 2021

	For the three months ended June 30,
	2022	2021
Revenues:
Cryptocurrency mining revenue	16,212,525	5,664,629
Hosting Co Location revenue	3,567,912	-
Sale of crypto currency mining equipment	-	280,038
Total revenues	19,780,437	5,944,667
Less: Cost of revenues (excluding depreciation)	14,359,072	294,140
Gross profit	5,421,365	5,650,527
Selling, general and administrative	9,431,088	3,697,217
Share based payments	936,235	5,559,495
Depreciation and amortization	16,023,817	2,533,242
Total operating expenses	26,391,140	11,789,954
Change in fair value of derivative	17,714,357	-
Loss from operations	(3,255,418)	(6,139,427)
Non-operating income/(expense):
Gains / (losses) on foreign currency transactions	1,657,055	(60,747)
Interest expense	(1,565,040)	(464,039)
Impairment of financial assets	(1,107,197)	-
Other income	1,864,968	315,353
Loss before income taxes	(2,405,632)	(6,348,860)
Income tax expense	-	-
Net Loss	(2,405,632)	(6,348,860)

Revenues

Cryptocurrency mining revenues from production for the three months ended June 30, 2022 and 2021 were $16.21 million and $5.66 million respectively. This represented an increase of $10.55 million or 186% over the period. The increase in mining revenue for the period was primarily attributable to an increase in the total Bitcoin produced. Bitcoin produced totaled 489.60 in 2022 compared with 127.0 in the 2021 period, or an increase of 286% of Bitcoin produced over the respective period.

Hosting co-location revenue for the three months ended June 30, 2022 and 2021 were $3.57 million and $nil respectively. This increase is due to there being no co-location revenue in the prior period because this service was not offered at that time.

Sales of crypto currency mining equipment for the three months ended June 30, 2022, were $nil million and $0.28 million respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; share based payments; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: direct power costs related to cryptocurrency mining, and cost of mining equipment sold.

Cost of revenues for the three months ended June 30, 2022 and 2021 were $14.36 million and $0.29 million, respectively. The increase in cost of revenue was primarily attributable to: an increase in power costs, and increased deployment of cryptocurrency mining hardware. Included in our cost of revenues is any costs associated with offsetting carbon emissions.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, payroll, audit, and legal; equipment repairs; marketing; consultant fees and general office expenses.

Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 were $9.43 million and $3.70 million respectively. The increase in selling, general and administrative expenses were attributable to a number of factors; payroll expenses increased by $3.34 million due to an increase in employee numbers during the year; property tax increase of $1.29 million, equipment repair costs increased by $0.80 million; marketing costs increased by $0.50 million and operating lease expense increased by $0.43 million due to the new lease agreements entered into during the period.

Share based payments.

Share based payments expenses for the three months ended June 30, 2022 and 2021 were $0.94 million and $5.56 million respectively. In the three months ended June 30, 2022, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $0.50 million and $0.4 million in relation to long-term incentives for the Company’s leadership team. The prior period contained a $5.53 million fair value modification to warrants issued.

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and MDC equipment.

Depreciation and amortization for the three months ended June 30, 2022 and 2021 were $16.02 million and $2.53 million, respectively. The increase is primarily attributable to new machines and MDCs which are being procured and have come into the ownership of the Company and the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation.

Change in fair value of derivative

During the three months ended June 30, 2022, a derivative asset of $17.71 million was recorded for our Power Supply Agreement with Energy Harbor LLC, this is measured at fair value.

Non-operating expense

Non-operating expenses consist primarily of interest expense and impairment of equity accounted investment.

Interest expense increased by $1.10 million attributable to the interest costs charged on the loans taken out with Foundry Digital LLC, and Marshall Investments MIG Pty Ltd during the year ended December 2021 and Celsius Mining LLC during the 6 month period ending June 30, 2022.

There was an impairment of financial assets in relation to the equity accounted investment Cosmos Asset Management Pty Ltd of $1.11 million during the three months ended June 30, 2022.

Non-operating income

Non-operating income consists primarily of changes in fair value of derivative assets, unrealized losses on foreign currency remeasurement and other income.

During the three months ended June 30, 2022, the realized and unrealized gain on foreign currency transactions was $1.66 million, and for the three months ended June 30, 2021 there was a loss of $0.06 million.

During the three months ended June 30, 2022, there was other income recognized which mainly consisted of the license of our intellectual property of $1.15 million and $0.53 million for curtailment income. The license of our intellectual property relates to the future sale of equipment to TDI, combined with consulting and advisory services to enable TDI to build a facility in Tasmania, Australia.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss of $2.12 million for the three months ended June 30, 2022, compared to a net loss of $6.24 million for the three months ended June 30, 2021.

Results of Operations – Six months Ended June 30, 2022 compared to the six months ended June 30, 2021

	For the six months ended June 30,
	2022	2021
Revenues:
Cryptocurrency mining revenue	34,996,368	10,878,255
Hosting Co Location revenue	4,116,860	-
Sale of crypto currency mining equipment	91,545	2,157,651
Total revenues	39,204,773	13,035,906
Less: Cost of revenues (excluding depreciation)	22,771,433	2,666,921
Gross profit	16,433,340	10,368,985
Selling, general and administrative	15,908,034	6,329,180
LO2A write backs	-	23,963,050
Share based payments	1,326,844	20,354,897
Depreciation and amortization	29,826,849	3,848,142
Total operating expenses	47,061,727	54,495,269
Change in fair value of derivative	17,714,357	-
Loss from operations	(12,914,030)	(44,126,284)
Non-operating income/(expense):
Gains on foreign currency transactions	957,818	(722,425)
Interest expense	(2,801,713)	(714,701)
Impairment of financial assets	(1,107,197)	-
Other income	1,889,415	694,480
Loss before income taxes	(13,975,707)	(44,868,930)
Income tax expense	-	-
Net Loss	(13,975,707)	(44,868,930)

Revenues

Cryptocurrency mining revenues from production for the six months ended June 30, 2022 and 2021 were $35.0 million and $10.88 million respectively. This represented an increase of $24.12 million or 222% over the period. The increase in mining revenue for the period was primarily attributable to an increase in the total Bitcoin produced. Bitcoin produced totaled 948.27 in the six months ended June 30, 2022 compared with 250.22 in the six months ended June 30, 2021, or an increase of 279% of Bitcoin produced over the respective period.

Hosting co-location revenue for the six months ended June 30, 2022 and 2021 were $4.12 million and $nil respectively. This increase is due to there being no co-location revenue in the prior period because this service was not offered at that time.

Sales of crypto currency mining equipment for the six months ended June 30, 2022, were $0.09 million and $2.16 million respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; share based payments; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: direct power costs related to cryptocurrency mining, and cost of mining equipment sold.

Cost of revenues for the six months ended June 30, 2022 and 2021 were $22.77 million and $2.67 million, respectively. The increase in cost of revenue was primarily attributable to: an increase in power costs, increase in the deployed operations of cryptocurrency mining hardware. Included in our cost of revenues is any costs associated with offsetting carbon emissions.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, payroll, audit, and legal; equipment repairs; marketing; consultant fees and general office expenses.

Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 were $15.91 million and $6.33 million respectively. The increase in selling, general and administrative expenses were attributable to a number of factors; payroll expenses increased by $5.12 million due to an increase in employee numbers during the year; equipment repair costs increased by $1.90 million; property tax increased by $1.33 million; consultant costs increased by $0.50 million; marketing costs increased by $0.91 million and operating lease expense increased by $0.80 million due to the new lease agreements entered into during the period.

Share based payments.

Share based payments expenses for the six months ended June 30, 2022 and 2021 were $1.32 million and $20.35 respectively. In the six months ended June 30, 2022, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $0.67 million and $0.57 million in relation to long-term incentives for the Company’s leadership team. The prior period contained a $5.53 million fair value modification to warrants issued, another $6.18 million warrants were issued, and $8.58 million share-based payments were made under an Incentive Compensation Program in relation to the Bid Implementation Agreement.

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and MDC equipment.

Depreciation and amortization for the six months ended June 30, 2022 and 2021 were $29.83 million and $3.85 million, respectively. The increase is primarily attributable to new machines and MDCs which are being procured and have come into the ownership of the Company and the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation.

Change in fair value of derivative

During the six months ended June 30, 2022, a derivative asset of $17.71 million was recorded for our Power Supply Agreement with Energy Harbor LLC, this is measured at fair value.

Non-operating expense

Non-operating expenses consist primarily of interest expense and impairment of equity accounted investment.

Interest expense increased by $2.09 million attributable to the interest costs charged on the loans taken out with Foundry Digital LLC, Marshall Investments MIG Pty Ltd during the year ended December 2021, and Celsius Mining LLC during the 6 month period ending June 30, 2022.

There was an impairment of financial assets in relation to the equity accounted investment Cosmos Asset Management Pty Ltd of $1.11 million during the six months to June 30, 2022.

Non-operating income

Non-operating income consist primarily of unrealized losses on foreign currency remeasurement and other income.

During the six months ended June 30, 2022, the realized and unrealized gain on foreign currency transactions were $0.96 million, and for the six months ended June 30, 2021 there was a loss of $0.72 million.

During the three months ended June 30, 2022, there was other income recognized which mainly consisted of the sale of our intellectual property of $1.15 million and $0.53 million for curtailment income.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss of $13.45 million for the six months ended June 30, 2022, compared to a net loss of $44.80 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the six month period ended June 30, 2022, we financed our operations primarily through:

1.	Net cash provided by operating activities of $33.15 million;

2.	On October 15, 2021, an expansion of the Equipment Finance and Security Agreement was entered into with Foundry Digital LLC (“Foundry”) to purchase an additional 2000 Whatsminers M30’s delivered in October 2021. In total $13,185,062 was borrowed from Foundry, of which $4,914,329 is owed at June 30, 2022;

3.	On December 9, 2021, MIG No.1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd (“Marshall”) with a total loan facility of AUD$20 million. Principal repayments will begin in January 2023.

4.	On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement. The Secured Promissory Note evidencing this loan accrues interest daily at rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter following the closing. This Secured Promissory Note has a maturity date of August 23, 2023.

During the six months ending June 30, 2022 we repaid $6.2 million of payments against the historical facilities provided by Foundry.

We believe our working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities available to us and further issuances of shares. These are expected to be adequate to fund our operations over the next twelve months. In addition, the Company has access to equity financing through the ATM offering facility entered in May 2022. For our business to grow it is expected we will continue investing in mining equipment, we are likely to require additional capital in either the short-term or long-term.

Working Capital and Cash Flows

As of June 30, 2022, and December 31, 2021, we had cash and cash equivalents balance of $2.49 million and $5.47 million in cash and cash equivalents, respectively.

As of June 30, 2022, and December 31, 2021, our trade receivables balance was $4.21 million and $5.61 million respectively.

As of June 30, 2022, we had $19.47 million of outstanding short-term borrowings, and as of December 31, 2021, we had $11.10 million of short-term borrowings. The short-term borrowings as of June 30, 2022, relate to the acquisition of cryptocurrency mining equipment under the Foundry agreements, and also to the secured loan facilities with Celsius Mining LLC and Marshall Investments MIG Pty Ltd. As of June 30, 2022, and as of December 31, 2021, we had $19.40 million and $7.64 million respectively of outstanding long-term borrowings. The long-term borrowings as of June 30, 2022, primarily relate to the secured loan facilities with Celsius Mining LLC and Marshall Investments MIG Pty Ltd.

As of June 30, 2022, we had negative working capital of $55.96 million and as at December 31, 2021, we had negative working capital of $8.63 million. The decrease in working capital was primarily attributable to an increase in the Company’s short term and long-term borrowings during 2022, as compared to 2021.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the six months ending June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$33,146,960	$7,664,467
Net cash used in investing activities	$(53,155,193)	$(26,065,630)
Net cash provided by financing activities	$19,513,738	$(21,250,788)

For the six months ended June 30, 2022, net cash provided by operating activities was $33,146,960 and for the six months ended June 30, 2021, net cash provided by operating activities was $7,664,467. The increase in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $53,155,193 and $26,065,630, respectively. The increase in net cash used in investing activities was primarily attributable to the increase in the acquisition of cryptocurrency mining equipment.

For the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $19,513,738 and $21,250,788, respectively. The cash provided by financing activities during June 30, 2022 was primarily attributable to proceeds from borrowings.

Financial condition

As at June 30, 2022 had net current liabilities of $55.96 million and had an accumulated deficit of $82.95 million. The Company’s cash position at June 30, 2022, was $2.49 million. For the six month period ending June 30, 2022, the Company incurred a loss after tax of $13.98 million.

Our primary requirements for liquidity and capital are working capital, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, external debt facilities available to us and further issuances of shares. In addition, Mawson has an active At The Market (ATM) available for sale of shares of Common Stock having an aggregate offering price of up to $100.0 million. These are expected to be adequate to fund our operations over the next twelve months.

In the event that we require additional capital to respond to competitive pressure, market dynamics, new technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances in either the short-term or long-term, we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business model and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including rising inflation and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

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

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	(2,405,632)	(6,348,860)	(13,975,707)	(44,868,930)
Impairment of financial assets	1,107,197	-	1,107,197	-
Depreciation and amortization	16,023,817	2,533,242	29,826,849	3,848,142
Share based payments	936,235	5,559,495	1,326,844	20,354,897
Unrealized and realized losses/(gain)	(1,657,055)	60,747	(957,818)	722,425
Other non-operating revenue	(1,864,968)	(315,353)	(1,889,415)	(694,480)
Other non-operating expenses	1,565,040	464,039	2,801,713	714,701
LO2A write-back	-	-	-	23,963,050
EBITDA (non-GAAP)	13,704,634	1,953,310	18,239,663	4,039,805

Critical accounting estimates

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

Going concern assumption- Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. Please see NOTE 1-GENERAL to the consolidated condensed financial statements in Item 1 of PART I of this Quarterly Report on Form 10-Q for more information about this assumption.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Controls over the financial statement close and reporting process. Controls were not adequately designed in the financial statement close and reporting process. This includes controls related to complex and judgmental accounting transactions including business acquisitions, manual journal entries, account reconciliations and financial statement disclosures.

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

Fixed asset verification. The Company did not properly execute its designed controls around physical asset verification at US mining sites. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets. The root cause is the lack of sufficient capable personnel to perform physical asset inspections, combined with system limitations.

Notwithstanding the identified material weaknesses and management’s assessment that our internal control over financial reporting was not effective as of June 30, 2022, management believes that the consolidated financial statements included in this quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Our management continues to work to improve its controls related to our material weaknesses. With the oversight of senior management and our audit committee, we have begun taking steps to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the first and second quarter of 2022, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	We have performed a risk assessment and designed controls for all significant business processes. We have continued implementation of entity level and process level controls with respect to the preparation and review of our consolidated financial statements as well as transactional level controls over all significant business processes and IT. We have developed process level controls relating to the review of manually prepared analyses and supporting information used to prepare our consolidated financial statements. We are in the process of implementing and validating these controls. At this time, we cannot state whether these controls will prove to be effective. Using criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control, we have developed a plan to assess the effectiveness of the internal control structure and procedures as at the end of the fiscal year.

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

Item 1A. Risk Factors

The Company’s risk factors were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, the Company wishes to disclose the following risk factors.

Listing on The Nasdaq Capital Market (“Nasdaq”)

Although our common stock is currently listed on Nasdaq, we may not be able to continue to meet Nasdaq’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is not sustained, our common stock may remain thinly traded. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	The liquidity of our common stock;

●	The market price of our common stock;

●	Our ability to obtain financing for the continuation of our operations;

●	The number of investors that will consider investing in our common stock;

●	The number of market makers in our common stock;

●	The availability of information concerning the trading prices and volume of our common stock; and

●	The number of broker-dealers willing to execute trades in our common stock.

The Cryptocurrency Industry has recently experienced a downturn

As of June 30, 2022, the price of Bitcoin was down by over 50% from the beginning of the year and many businesses in this industry have been impacted by this downturn. The fall in the Bitcoin price directly affects our ability to generate revenue. Further, volatility in energy prices has meant that the major input cost to generate Bitcoin has increased. In July of 2022, Celsius Networks, LLC and Celsius Mining LLC, filed for Chapter 11 bankruptcy. Celsius Mining LLC is one of our significant hosting customers and its failure to pay (or pay timely) amounts it owes to us when due could have a material adverse effect on our financial situation.

Inflation in the global economy could negatively impact our business and results of operations.

General inflation in the United States and around the world has risen to levels not experienced in recent decades. General inflation, including rising prices for energy, metals, components, and other inputs as well as rising wages negatively impact our business by increasing our operating costs. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints.

Our operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, our business and results of operations may be materially and adversely affected.

We are subject to risks associated with our need for significant electrical power.

Our operations have required significant amounts of electrical power, and, as we continue to expand our mining fleet, we anticipate our demand for electrical power will continue to grow. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.

Additionally, our operations could be materially adversely affected by prolonged power outages. Therefore, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected.

We may need to raise additional capital to continue our operations and execute our business strategy.

We expect that we may incur net losses for the foreseeable future. Accordingly, our ability to continue as a going concern and execute our business strategy depends on our ability to raise additional capital through equity, debt or structured financings, collaborations and strategic alliances or other similar types of arrangements.

Our capital needs have depended on, and will continue to depend on, many factors that are highly variable and difficult to predict, including:

●	the rate of growth we choose to pursue;

●	the cost of energy;

●	the cost of key supplies, materials and equipment; and

●	the price of Bitcoin;

At June 30, 2022, our cash and cash equivalents were approximately $2.50 million and our accumulated deficit was approximately $82.95 million. We incurred a net loss of approximately $13.98 million for the six-month period ended June 30, 2022. We may never become profitable. Based on some of our current operating plan estimates, we have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of issuance of the accompanying consolidated financial statements. We may need to raise additional capital or significantly curtail our planned operations to remain a going concern.

Additional capital may not be available to us, or even if it is, the cost of such capital may be high. We may be forced to obtain additional capital when our stock price or trading volume or both are low, or when the general market for cryptocurrency companies is weak. Raising capital under any of these or similar scenarios, if we can raise any at all, may lead to significant dilution to our existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2022, in addition to those sales previously disclosed in our filings with the SEC, we have issued and sold the following securities without registration under the Securities Act:

On May 3, 2022, the Company issued 5,000 shares of its common stock to a service provider in exchange for $27,150 of services.  The issuance of the common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, the investor was an accredited investor, the investor took the securities for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

2.1	Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)
2.2	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.9	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
4.1	Form of Indenture filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed April 1, 2022
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release
99.2*	Investor Presentation
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (iv) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: August 22, 2022	By:	/s/ James Manning
James Manning, Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Ariel Sivikofsky
Chief Financial Officer
(Principal Financial and Accounting Officer)