Form 10-Q
period 2022-09-30
Mawson Infrastructure Group Inc.
filed 2022-11-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(Former name, former address and former fiscal year, if changes since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 8, 2022, the issuer had a total of 81,568,310 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,182,588	$5,467,273
Prepaid expenses	2,539,530	332,154
Trade and other receivables	11,787,454	5,606,780
Assets held for sale	21,646,334	-
Cryptocurrencies	183,900	40,800
Total current assets	37,339,806	11,447,007
Property and equipment, net	112,506,552	76,936,850
Derivative asset	21,383,904	-
Equipment deposits	318,000	51,369,216
Financial assets	1,706,032	326,801
Security deposits	4,077,293	1,246,236
Operating lease right-of-use asset	3,269,987	3,968,262

Total assets	$180,601,574	$145,294,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$27,529,256	$7,746,988
Current portion of operating lease liability	2,110,863	1,222,382
Current portion of finance lease liability	30,139	8,105
Liabilities held for sale	967,490	-
Borrowings	31,392,010	11,095,388
Total current liabilities	62,029,758	20,072,863
Trade and other payables, net of current portion	15,328,445	-
Operating lease liability, net of current portion	1,279,587	2,962,765
Finance lease liability, net of current portion	91,113	38,764
Long-term borrowings	9,107,162	7,639,391
Total liabilities	87,836,065	30,713,783

Commitments and Contingencies (note 11)	-	-

Shareholders’ equity:
Additional paid-in capital; Common stock (120,000,000 authorized, 81,249,768 issued and outstanding $0.001 par value shares). Series A preferred stock (1,000,000 authorized shares; nil issued and outstanding as at September 30, 2022)	193,187,165	186,389,568
Accumulated other comprehensive income (loss)	3,897,382	(521,094)
Accumulated deficit	(103,810,362)	(71,123,259)
Total stockholders’ equity	93,274,185	114,745,215
Non-controlling interest	(508,676)	(164,626)
Total liabilities and stockholders’ equity	$180,601,574	$145,294,372

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Cryptocurrency mining revenue	5,913,031	10,151,579	40,909,399	21,029,492
Hosting Co Location revenue	5,726,064	796,207	9,842,924	1,020,424
Sale of equipment	10,388,223	-	10,479,768	2,157,651
Net energy benefits	6,301,108	-	6,301,108	-
Total revenues	28,328,426	10,947,786	67,533,199	24,207,567
Less: Cost of revenues (excluding depreciation)	18,183,524	2,499,837	40,954,957	6,218,145
Gross profit	10,144,902	8,447,949	26,578,242	17,989,422
Selling, general and administrative	5,001,553	5,147,183	20,882,237	10,256,952
LO2A write backs	-	-	-	23,963,050
Share based payments	797,830	1,425,000	2,124,674	21,779,898
Depreciation and amortization	16,252,106	4,129,862	46,061,673	7,977,800
Total operating expenses	22,051,489	10,702,045	69,068,584	63,977,700
Change in fair value of derivative asset	3,669,547	-	21,383,904	-
Loss from operations	(8,237,040)	(2,254,096)	(21,106,438)	(45,988,278)
Non-operating income/(expense):
Loss on foreign currency transactions	(7,320,412)	(360,187)	(6,362,594)	(1,082,649)
Interest expense	(1,559,104)	(362,900)	(4,360,817)	(1,077,599)
Impairment of financial assets	-	-	(1,134,547)	-
Loss on re-classification to assets held for sale (Note 7)	(4,195,046)	-	(4,195,046)	-
Other income	59,819	32,431	1,931,952	502,673
Share of net loss of associates accounted for using the equity method	-	(153,123)	-	(277,817)
Loss before income taxes	(21,251,783)	(3,097,875)	(35,227,490)	(47,923,670)
Income tax expense	-	-	-	-
Net Loss	(21,251,783)	(3,097,875)	(35,227,490)	(47,923,670)

Less: Net loss attributable to non-controlling interests	(389,801)	(594,389)	(912,449)	(660,191)
Net Loss attributed to Mawson Infrastructure Group shareholders	(20,861,982)	(2,503,486)	(34,315,041)	(47,263,479)

Net Loss per share, basic & diluted	$(0.27)	$(0.04)	$(0.47)	$(0.27)
Weighted average number of shares outstanding	79,366,725	72,952,466	74,353,227	174,470,310

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of June 30, 2022	72,491,295	613,250	169,026,637	17,104,426	(2,530,052)	(82,952,860)	101,261,401	(140,227)	101,121,174
Issuance of common stock, net of offer costs	8,023,486	-	5,644,298	-	-	-	5,644,298	-	5,644,298
Issuance of warrants	-	-	(10,243,200)	10,743,700	-	-	500,500	-	500,500
Issuance and exercising of RSU’s and stock options	734,987	727	1,828,895	(1,531,568)	-	-	298,054	-	298,054
Net loss	-	-	-	-	-	(20,861,982)	(20,861,982)	(389,801)	(21,251,783)
Other comprehensive income	-	-	-	-	6,427,434	4,480	6,431,914	21,352	6,453,266

Balance as of September 30, 2022	81,249,768	613,977	166,256,630	26,316,558	3,897,382	(103,810,362)	93,274,185	(508,676)	92,765,509

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Stock* (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity

Balance as of June 30, 2021	178	-	-	53,919,268	538,899	(16,690)	82,914,768	23,070,525	(6,038,270)	(70,919,532)	29,549,700	(92,868)	29,456,832
Issuance of common stock, net of offering costs / at-the market offerings	-	-	-	8,591,948	8,592	-	74,908,585	-	-	-	74,917,177	-	74,917,177
Issuance of common stock, on conversion of convertible notes	-	-	-	6,362,690	63,627	-	-	-	-	-	63,627	-	63,627
Issuance of common stock, stock based compensation	-	-	-	22,222	2,222	-	817,226	-	-	-	819,448	-	819,448
Issuance of common stock, settlement of convertible note interest s	-	-	-	86,959	8,691	-	750,206	-	-	-	758,897	-	758,897
Issuance of common stock, conversion of Series A preferred stock	(178)	-	-	17,800	-	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-	2,363,870	-	-	2,363,870	-	2,363,870
Issuance of stock by subsidiary to non-controlling interest	-	-	-	-	-	-	163,039	-	-	-	163,039	204,993	368,032
Other	-	-	-	184	(12,272)	16,690	(17,129)	-	-	-	(12,711)	-	(12,711)
Net loss	-	-	-	-	-	-	-	-	-	(2,503,486)	(2,503,486)	(594,389)	(3,097,875)
Other comprehensive income	-	-	-	-	-	-	-	-	5,187,843	-	5,187,843	-	5,187,843)
Balance as of September 30, 2021	-	-	-	69,001,071	609,759	-	159,536,695	25,434,395	(850,427)	(73,423,018)	111,307,404	(482,264)	110,825,140

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2021	70,746,508	611,504	165,600,832	20,177,232	(521,094)	(71,123,259)	114,745,215	(164,626)	114,580,589
Issuance of common stock, stock based compensation	18,787	19	134,879	408,585	-	-	543,483	-	543,483
Issuance of warrants	-	-	(10,243,200)	11,411,033	-	-	1,167,833	-	1,167,833
Issuance of RSU’s and stock options	2,460,987	2,454	6,037,506	(5,680,292)	-	-	359,668	-	359,668
Issuance of common stock, net of offer costs	8,023,486	-	5,644,297	-	-	-	5,644,297		5,644,297
Net loss	-	-	-	-	-	(34,315,041)	(34,315,041)	(912,449)	(35,227,490)
Other comprehensive income	-	-	-	-	4,418,476	-	4,418,476	34,380	4,452,856
Non-controlling interest	-	-	(917,684)	-	-	1,627,938	710,254	534,019	1,244,273

Balance as of September 30, 2022	81,249,768	613,977	166,256,630	26,316,558	3,897,382	(103,810,362)	93,274,185	(508,676)	92,765,509

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Stock (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2020	-	-	7,539,275	-	-	(16,690)	34,457,051	652,949	(1,341,826)	(26,159,539)	7,591,945	(27,066)	7,564,879
Exchange of stock and Reverse recapitalization of Wize Pharma Inc	178	-	(7,539,275)	46,132,357	461,324	-	(5,436,541)	-	-	-	(4,975,217)	-	(4,975,217)
Issuance of common stock, net of offer costs, PIPE transaction	-	-	-	2,500,000	25,000	-	2,975,000	-	-	-	3,000,000	-	3,000,000
Issuance of convertible notes, net of offer costs	-	-	-	6,362,690	63,627	-	20,301,427	-	-	-	20,365,054	-	20,365,054
Issuance of common stock, exercise of warrants	-	-	30,613	41,000	116	-	-	14,781,446	-	-	14,781,562	-	14,781,562
Fair value of IPR&D acquired, net of Business Combination transaction costs	-	-	-	-	-	-	24,765,831	-	-	-	24,765,831	-	24,765,831
Issuance of RSU’s and stock options	-	-	(30,613)	212,320	4,123	-	1,228,363	10,000,000	-	-	11,232,486	-	11,232,486
Fair value adjustment of LO2A intellectual property revenue sharing obligation	-	-	-	-	-	-	5,440,863	-	-	-	5,440,863	-	5,440,863
Late acceptance of Exchange of common stock of Cosmos Capital Limited for common stock of Wize Pharma Inc., adjusted to reflect the Exchange Ratio	-	-	-	5,055,813	50,558	-	-	-	-	-	50,558		50,558
Issuance of common stock, net of offering costs / at-the market offerings	-	-	-	8,591,948	8,592	-	74,908,585	-	-	-	74,917,177	-	74,917,177
Issuance of common stock, settlement of convertible note interest s	-	-	-	86,959	8,691	-	750,206	-	-	-	758,897	-	758,897
Issuance of common stock, conversion of Series A preferred stock	(178)	-	-	17,800	-	-	-	-	-	-	-	-	-
Issuance of stock by subsidiary to non-controlling interest	-	-	-	-	-	-	163,039	-	-	-	163,039	204,993	368,032
Other	-	-	-	184	(12,272)	16,690	(17,129)	-	-	-	(12,711)	-	(12,711)
Net loss	-	-	-	-	-	-	-	-	-	(47,263,479)	(47,263,479)	(660,191)	(47,923,670)
Other comprehensive income	-	-	-	-	-	-	-	-	491,399	-	491,399	-	491,399

Balance as of September 30, 2021	-	-	-	69,001,071	609,759	-	159,536,695	25,434,395	(850,427)	(73,423,018)	111,307,404	(482,264)	110,825,140

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,227,490)	$(47,923,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,061,673	7,977,800
LO2A write offs	-	23,963,050
Non-cash lease expense	1,248,198	-
Fair value loss on investments	129,829	1,920,879
Change in fair value of derivative asset	(21,383,904)	-
Non-cash proceeds from the sale of intellectual property	(1,381,460)	-
Share based payments	2,124,674	21,779,898
Loss on re-classification to assets held for sale	4,195,046	-
Interest expense	684,166	140,344
Loss on sale of property and equipment	110,547	-
Investment income	-	(33,153)
Gain on sale of investment	(93,139)	-
Write-off of fixed assets	-	307,100
Share of loss of equity accounted investments	-	277,817
Non-controlling interest	1,244,274	-
Trade and other receivables	(6,180,674)	-
Other current assets	(5,181,533)	(1,150,680)
Trade and other payables	38,791,001	1,077,892
Net cash provided by operating activities	25,141,208	8,337,277
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for the purchase of property and equipment	(37,116,302)	(30,888,288)
Proceeds from sale/of (investment in) financial assets	255,425	(335,122)
Proceeds from sales of property and equipment	13,348,629	2,157,651
Deposits received in relation to sale of Georgia site	100,000	-
Payment of fixed asset deposits	(32,054,326)	(33,195,637)
Net cash used in investing activities	(55,466,574)	(62,261,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	6,478,866	70,917,563
Proceeds from convertible notes	-	20,301,427
Payments of capital issuance costs	(782,319)	(5,212,209)
Proceeds from borrowings	34,570,551	1,423,088
Advances made to external companies	-	(42,210)
Repayment of lease liabilities	(1,340,100)	-
Repayments of borrowings	(12,686,662)	(1,361,233)
Net cash provided by financing activities	26,240,336	86,026,426
Effect of exchange rate changes on cash and cash equivalents	(199,655)	(831,721)
Net (decrease)/increase in cash and cash equivalents	(4,284,685)	31,270,586
Cash and cash equivalents at beginning of period	5,467,273	1,112,811
Cash and cash equivalents at end of period	$1,182,588	$32,383,397

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

General

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “we”), formerly known as Wize Pharma, Inc, and before that, known as OphthaliX Inc., was incorporated in the State of Delaware on February 10, 2012.

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries: Mawson Infrastructure Group Pty Ltd (“Mawson AU”, previously known as Cosmos Capital Limited), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd, Mawson AU Limited, Luna Squares LLC, Luna Squares Texas LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC (formed September 21, 2022), Mawson Ohio LLC (formed September 21, 2022) and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd are additional subsidiaries of Mawson, these companies are subject to contingent value rights (“CVR”), further described in NOTE 11.

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

Mawson, through its subsidiaries, is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (“MDCs”) based in the United States and Australia. As at September 30, 2022, Mawson owned 33,350 Application-Specific Integrated Circuit (“ASIC”) computers known as “Miners,” specifically focused on the SHA-256 algorithm, from a variety of manufacturers, including Bitmain Technology Holding Company (“Bitmain”), Canaan Creative (HK) Holdings Limited (“Canaan”) and Shenzhen MicroBT Electronics Technology Co., Ltd (“Whatsminer”).

Going Concern

For the nine-month period ending September 30, 2022, the Company incurred a loss after tax of $35.23 million, and as at September 30, 2022, had net current liabilities of $24.69 million, had total net assets of $92.77 million and had an accumulated deficit of $103.81 million. The Company’s cash position as at September 30, 2022, was $1.18 million. These conditions raise substantial doubt upon the Company’s ability to continue as a going concern for at least a year from the date of approval of these unaudited consolidated financial statements.

Management of the Company believes that there are reasonable grounds to conclude that the Company will continue as a going concern after consideration of the following factors:

The Company’s plans include improving profitability and generating sufficient cash flow from operations.

On September 8, 2022, the Company entered into a (i) Purchase and Sale Agreement (“Purchase Agreement”) with CleanSpark , Inc. (“CleanSpark”), and (ii) an Equipment Purchase and Sale Agreement. Pursuant of the Purchase Agreement, CleanSpark assumed from the Company a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia, and all personal property situated on the property. This transaction closed on October 8, 2022, and CleanSpark paid the following consideration to the Company pursuant to the Purchase Agreement: (i) $13.50 million in cash; (ii) 1,590,175 shares of common stock, par value $0.001 per share, of CleanSpark (valued at $4.8 million on October 7, 2022), and (iii) $6.5 million in seller financing in the form of promissory notes. Pursuant to the Equipment Purchase and Sale Agreement, CleanSpark’s subsidiary purchased from the Company, 6,468 (which number was later reduced to 6,349 by amendment) application-specific integrated circuit miners for $9.48 million in cash (which was later reduced to $9.02 million by amendment). This transaction initially closed on October 8, 2022, and was amended on October 21, 2022.

Management of the Company is of the opinion that the Company can continue to access adequate debt and equity funding to meet its working capital requirements. The Company has the ability through it’s At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its common stock with an aggregate sales price of up to $100 million. To the extent the Company raises additional capital or debt, this could cause additional dilution to the Company’s current stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain. There are no assurances that the Company would be able to raise additional financing when needed or that it would be able to do so on favorable terms.

 Based on internally prepared forecast cash flows which take into consideration what management considers to be reasonable scenarios given the inherent risks and uncertainties, combined with existing cash balances, management believes that the Company will be able to meet its obligations as they become due for at least one year from the date of approval of these unaudited consolidated financial statements.

Accordingly, management of the Company believes that it is appropriate to prepare the Group’s consolidated financial statements on a going concern basis. However, should the Company be unable to source sufficient funding through the factors noted above, the Company may not be able to realize assets at their recognized values and extinguish its liabilities in the normal course of business at the amounts stated in these unaudited consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and basis of preparation

The accompanying consolidated financial statements of the Group include the accounts of the Company and its wholly or majority owned and controlled subsidiaries, other than those subsidiaries subject to the CVR described more in NOTE 11. Intercompany investments, balances and transactions have been eliminated on consolidation. Non–controlling interests represent the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

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

On March 9, 2021, Mawson AU was acquired by the Company. For accounting purposes, this was accounted for as a reverse asset acquisition with Mawson AU as the accounting acquirer (refer to significant accounting policies below). The result of which is that these consolidated financial statements are taken to be a continuation of Mawson AU’s financial statements, with the Company incorporated within the acquisition and therefore the historical financial information of Mawson AU (then known as Cosmos Capital Limited) prior to March 9, 2021, became the historical financial information of Mawson AU, which have been consolidated into the financial statements of the Company.

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

Critical Accounting Policies

Critical accounting policies are described in the consolidated financial statements for the Company included in the Company’s Annual Report on Form10-K filed with SEC on March 21, 2022. There have been some changes to critical accounting policies in the nine months period ended September 30, 2022. The reverse asset acquisition accounting policy which is no longer considered to be a critical accounting policy and has therefore been included in significant accounting policies, the fair value of financial instruments has been moved from significant accounting policies to critical accounting policies.

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

The Company has entered into a contract with mining pools and has undertaken the performance obligation of providing computing power in exchange for non-cash consideration in the form of cryptocurrency. The provision of computing power is the only performance obligation in the Company’s contract with its pool operators. Where the consideration received is variable (for example, due to payment only being made upon successful mining), it is recognized when it is highly probable that the variability is resolved, which is generally when the cryptocurrency is received.

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

The depreciable amount of fixed assets is depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity commencing from the time the assets arrive at their destination where they are ready for use. Low-cost assets are capitalized and immediately depreciated. Depreciation is calculated over the following estimated useful lives:

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

The Company changed its policy in relation to freight costs in relation to processing machines with effect from October 1, 2021. Prior to this date these costs were expensed to the statement of operations and profit and loss, and afterwards these costs are capitalized into processing machinery. This change resulted in an increase in processing machines in the balance sheet of $3,130,638 as at September 30, 2022, and an increase in the depreciation charge to the nine months to September 30, 2022 statement of operations and profit and loss of $84,735 over the prior treatment.

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were impairment charges recognized for processing machines of $4,195,046 for the nine month period ended September 30, 2022, and $nil for the nine month period ended September 30, 2021.

Fair value of and recognition of revenue from financial instruments:

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

	Fair value measured at September 30, 2022
	Total carrying value as at September 30, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$21,383,904	-	-	21,383,904
Marketable securities	$1,706,032	-	-	1,706,032

	Fair value measured at December, 2021
	Total carrying value at December, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$-	$-	$-	$-
Marketable securities	$326,801	$326,801	$-	$-

Level 1 Assets:

The Company held 50 million shares in DXN Limited (“DXN”), an Australian Securities Exchange (“ASX”) listed company as at December 31, 2021. This was recorded at fair value with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The fair value of the DXN investment is classified in Level 1 of the fair value hierarchy as it is quoted on an active market, that being the ASX. During the nine months ended September 30, 2022, the Company sold all its shares in DXN.

Level 3 Assets:

Power Supply Agreement

During the quarter ended June 30, 2022, the Company recorded a derivative asset related to its Power Supply Agreement with Energy Harbor LLC, the energy supplier to the Company’s Pennsylvania facility. The Power Supply Agreement was classified as a derivative asset and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2026. In addition, the Company adopted a further discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

Tasmania Data Infrastructure Pty Ltd (“TDI”)

During June 2022, Mawson AU Limited entered into a License and Services Agreement with TDI in exchange for 42,562,432 fully paid issued shares in TDI. During September 2022, Mawson AU sold a MDC to TDI in exchange for a further 10 million fully paid issued shares. TDI is held at fair value of $1.71 million as at September 30, 2022, the fair value of the asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. The change in fair value is recognized in the accompanying unaudited condensed consolidated statements of operations.

Accounting for Power Supply Contract

In June 2022, the Company entered into a Power Supply Agreement with Energy Harbor LLC to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through to December 2026. If the Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy Harbor LLC.

While the Company manages operating costs at the Pennsylvania facility in part by periodically selling unused or uneconomical power back to the market, the Company does not consider such actions trading activities. That is, the Company does not engage in speculation in the power market as part of its ordinary activities. Because the sale of any electricity under a curtailment program allows for net settlement, the Company has determined the Power Supply Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). However, because the Company has the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations (refer to fair value of financial instruments policy).

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

The Company recognizes variable power revenue each month as the uncertainty related to the consideration is resolved, power is provided to our customers, and our customers utilize the power (the customer simultaneously receives and consumes the benefits of the Company’s performance).

The customer contracts contain performance obligations, variable consideration in such contracts to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

Customers also are invoiced a fixed monthly fee for maintenance services which includes cleaning, cabling and other services to maintain the customers’ equipment.

Revenue recognition – equipment sales

The Company earned revenues from the sale of earlier generation cryptocurrency mining units and modular data centers that have been assembled or refurbished for resale (collectively “Hardware”). Revenue from the sale of Hardware is recognized when all of the following conditions are satisfied: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred. At the date of sale, the net book value is expensed in cost of revenues.

Net energy benefits

In exchange for powering down the Company’s systems and curtailing power, in response to instances of high electricity demand, the Company receives net energy benefits from the grid. The company also has a contract with Energy Harbor LLC where it can sell back any power not used at the market rate.

Cost of revenues

Cost of revenue consists primarily of expenses that are directly related to providing the Company’s service to its paying customers. These primarily consist of costs associated with operating our co-location facilities such as direct power costs, energy costs (including any carbon offset acquired during the year), freight costs and material costs related to cryptocurrency mining.

Research and development expenses

Research and development expenses are charged to the statement of comprehensive loss as incurred.

Income taxes

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

Functional currency

All subsidiaries of Company have a functional currency of United States dollar (“USD”) with the exceptions of Mawson Infrastructure Group Pty Ltd, MIG No.1 Pty Ltd, Cosmos Trading Pty Ltd and Mawson AU Limited whose functional currency is the Australian Dollar (“AUD”). The financial statements of foreign businesses have been translated into USD at current exchange rates for balance sheet items and at the average rate for income statement items. Translation of all the consolidated companies’ financial records into USD is required due to the reporting currency for these consolidated financial statements presented as USD and the functional currency of the parent company being that of AUD. Translation adjustments are accumulated in other comprehensive income (loss). Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded in income in the period in which they are incurred.

Segment Reporting

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

Assets held for sale (NOTE 7)

Assets and liabilities are classified as held-for-sale if it is highly probable they will be recovered primarily through sale rather than through continuing use. On September 8, 2022, the Company entered into an agreement with CleanSpark to sell its Sandersville, Georgia Bitcoin mining facility, along with 6,468 (which number was later reduced to 6,349) miners. This transaction closed on October 8, 2022, therefore all assets and liabilities that were included in this sale have been classified as held for sale. Such assets have been measured at the lower of carrying amount and fair value less costs to sell. The property and equipment included in this sale ceased being depreciated from September 8, 2022, depreciation which would have been charged for the period from September 9, 2022 to September 30, 2022 would have been $1.0 million.

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital currency (Bitcoin) activities for the three months and nine months ended September 30, 2022:

	Three months to September 30, 2022	Nine months to September 30, 2022

Opening number of Bitcoin held as at June 30, 2022 and December 31, 2021	2.21	0.92
Number of Bitcoin added	282.99	1,231.26
Number of Bitcoin sold	(275.78)	(1,222.76)
Closing number of Bitcoin held as at September 30, 2022	9.42	9.42

Digital currency is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not likely that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The Company’s policy is to dispose of production at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. Due to the short period which Bitcoin are held prior to sale and the consequent small numbers held, the risk of impairment is not material.

Equipment deposits

The Company records a prepaid expense for costs paid but not yet incurred. Those costs expected to be incurred within one year are recognized and shown as equipment deposits. Equipment deposits result from advance payments to suppliers for goods to be received in the future. Equipment deposits are initially recognized as assets at the date the amount is paid and are subsequently recorded as equipment as the Company takes delivery and control of the equipment from the supplier. Amounts are recognized initially at the amount of the unconditional consideration paid. They are subsequently measured at cost, less loss allowance.

Reverse Asset Acquisition

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd and referred to herein as Mawson AU) in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. The reverse asset acquisition and the associated impact is referred to as the “Cosmos Transaction”.

Under the terms of the Cosmos Transaction Bid Implementation Agreement, the Company was required to make share-based payments consisting of up to 40,000,000 shares (pre 10-for-1 reverse stock split which occurred on August 11, 2021) under an Incentive Compensation Program and warrants issued to HC Wainwright as a fee related to the acquisition of common stock by Mawson of Mawson AU. In addition, Mawson AU had an outstanding obligation to W Capital Advisors Pty Ltd (“W Capital”) for options over the equity of Mawson AU which was terminated for consideration of warrants over the Company’s shares being issued to W Capital.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. Cash and cash equivalents and restricted bank deposits are invested in banks in Australia and the U.S. If the counterparty completely failed to perform in accordance with the terms of the contract, the maximum amount of loss to the Company would be the balance. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Legal and other contingencies

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2022, the Company is not a party to any litigation that would reasonably be expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Leases

The Company accounts for its leases under ASC 842, Leases which was effective January 1, 2019. The Company determines if an arrangement is a lease at inception. Using ASC 842, leases are classified as operating or finance leases on the Balance Sheet as a right of use (“ROU”) assets and lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s lease does not provide an implicit rate and therefore the Company measured the ROU asset and lease obligation based upon the present value of future minimum lease payments. The Company’s incremental borrowing rate is estimated based on risk-free discount rate for the lease, determined using a period comparable with that of the lease term and in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. The Company does not record leases on the consolidated balance sheets with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line operating lease cost over the lease term.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. For information with respect to recent accounting pronouncements, see Note 2 to the consolidated financial statements for Mawson as of December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with SEC on March 21, 2022. Recent accounting pronouncements since that date include:

In March 2022, the FASB issued ASU update 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The adoption of ASU 2021-01 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In March 2022, the FASB issued ASU 2022-02—Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2022, the FASB issued ASU 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In September 2022, the FASB issued ASU 2022-04— Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. The adoption of ASU 2022-04 did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as at September 30, 2022 and 2021 are as follows:

	As at September 30,
	2022	2021
Warrants to purchase common stock	16,951,667	4,222,910
Options to purchase common stock	29,459	-
Restricted Stock-Units (“RSUs”) issued under a management equity plan	2,525,485	4,000,000
	19,506,611	8,222,910

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net Loss attributable to common shareholders	$(21,251,783)	$(3,097,875)	$(35,227,490)	$(47,923,670)

Denominator:
Weighted average common shares - basic and diluted	79,366,725	72,952,466	74,353,227	174,470,310

Loss per common share - basic and diluted	$(0.27)	$(0.04)	$(0.47)	$(0.27)

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

NOTE 4 – DEPOSIT, PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2022, $32.05 million cash was paid for equipment which was recorded as either a deposit or within property plant and equipment on the balance sheet.

NOTE 5 – LEASES

Luna Squares LLC leased a 16.35-acre lot in Georgia from the Development Authority of Washington County until October 8, 2022, when the lease was transferred and assigned to CleanSpark. The lease term was originally for 1 acre from May 1, 2020, until April 30, 2023. An amendment to the lease and exercise of option to lease 4 additional acres was signed and became effective February 23, 2021. A further amendment to the lease and exercise of option to lease was signed and became effective August 24, 2021. The Lease Amendment covers an additional 11.35 acres of the property, bringing the total to 16.35 acres under the lease. It also includes 5, 3-year extension options bringing the total lease period to run potentially until 2038.

The Company leases the headquarters of its business operations at Level 5, 97 Pacific Highway, North Sydney NSW 2060 Australia, being 1,076 square feet of office space held under a license agreement.

The Company leases 6-acres of land in Pennsylvania which began in October 2021 for thirty-six months with the option to exercise four additional three-year extensions.

On March 16, 2022, Luna Squares Property LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc. (a related entity – refer to note 12 for details). The term of the lease is for 5 years, with 2 options to extend for 5 years each.

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

The Company’s lease costs recognized in the Consolidated Statements of Income and Comprehensive Loss consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating lease charges (1)	$438,444	$24,557	$1,239,614	$77,004
Finance lease charges:
Amortization of right-of-use assets	$8,143	$-	$20,519	$-
Interest on lease obligations	$2,351	$-	$6,290	$-

(1)	Included in Selling, General & Administrative Expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of September 30, 2022:

	Operating leases (2)	Finance Leases

2023	$1,958,970	$47,720
2024	1,211,898	38,176
2025	267,372	38,176
2026	278,064	15,016
2027	70,190	-
Total undiscounted lease obligations	3,786,494	139,088
Less imputed interest	(396,044)	(17,836)
Total present value of lease liabilities	3,390,450	121,252
Less current portion of lease liabilities	2,110,863	30,139
Non-current lease liabilities	$1,279,587	$91,113

(2)	Includes $967,490 of lease liabilities which have been transferred and assigned to CleanSpark on October 8, 2022.

Other lease information as of September 30,2022:

	Operating leases	Finance Leases

Operating cash out flows from operating and finance leases	$1,315,908	$24,192
Weighted-average remaining lease term – operating and finance leases (years)	2.69	3.63
Weighted-average discount rate – operating and leases (%)	7.9%	7.5%

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30, 2022	December 31, 2021

Plant and equipment	7,062,259	1,046,866
Computer equipment	467,209	216,099
Furniture & fixtures	28,133	31,474
Processing machines (Miners)	135,620,594	81,341,098
Modular data center	22,154,243	9,819,796
Motor Vehicles	326,704	250,425
Transformers	10,822,776	1,190,609
Low-cost assets	902,421	246,154
Assets under construction	17,248,364	1,008,001
Leasehold improvements	487,527	-
Total	195,120,230	95,150,522
Less: Accumulated depreciation	(57,717,088)	(18,213,672)
Less: Provision for impairment	(4,195,046)	-
Reclassification to assets held for sale (NOTE 7)	(20,701,544)	-
Property and equipment, net	112,506,552	76,936,850

Depreciation and amortization expense for the three month period ended September 30, 2022 and 2021 was $16,252,106 and $4,129,862, respectively. Depreciation and amortization expense for the nine month period ended September 30, 2022 and 2021 was $46,061,673 and $7,977,800, respectively. There were impairment charges recognized for processing machines of $4,195,046 for nine month period ended September 30, 2022, and $nil for nine month period ended September 30, 2021.

The reclassification of property and equipment to assets held for sale is in relation to the sale of the Georgia Bitcoin Mining facility to CleanSpark, refer to NOTE 7 for further details.

NOTE 7 – ASSETS HELD FOR SALE

On September 8, 2022, the Company entered into an agreement with CleanSpark to sell its Sandersville, Georgia Bitcoin Mining facility and an agreement to sell, up to 6,468 (which number was later reduced to 6,349) application-specific integrated circuit miners.

Total consideration for the sale of the Bitcoin Mining facility was (i) $22.52 million in cash; (ii) 1,590,175 shares of common stock, par value $0.001 per share of CleanSpark, and (iii) $6.5 million in Seller financing in the form of promissory notes. Total consideration for the application-specific integrated circuit miners was $9.48 million in cash (which was later reduced to $9.02 million upon reduction in the number of miners).

The sale of the Georgia Bitcoin Mining facility was announced to the market on September 8, 2022 and therefore the corresponding assets and liabilities were classified as held for sale from this date. Depreciation on the property and equipment ceased on September 8, 2022. At September 30, 2022 the assets and liabilities included in the sale are stated at fair value less costs to sell and comprised of the following assets and liabilities.

September 30, 2022
Property and equipment	20,701,544
Operating lease right-of-use asset	944,790
Assets held for sale	21,646,334

September 30, 2022
Operating lease liability	967,490
Liabilities held for sale	967,490

These figures are shown after recognizing an impairment on processing machines (miners), which were previously included in property and equipment, of $4,195,046.

NOTE 8 – FINANCIAL ASSETS

During June 2022 Mawson AU Limited entered into a License and Services Agreement with Tasmania Data Infrastructure Pty Ltd (“TDI”) in exchange for 42,562,432 fully paid issued shares in TDI. During September 2022 Mawson AU sold a MDC to TDI in exchange for a further 10 million fully paid issued shares. This investment is held at fair value, $1.71 million as at September 30, 2022.

NOTE 9 – INCOME TAXES

The following table summarizes our effective tax rate based on the tax expense/(benefit) for income taxes attributable to pretax income:

	For the three months ended September 30,
	2022	2021

Income/(Loss) before income taxes	(21,251,783)	(3,097,875)
Tax Expense/(Benefit) for income taxes	-	-
Effective income tax rate	0.00%	0.00%

	For the nine months ended September 30,
	2022	2021

Income/(Loss) before income taxes	(35,227,490)	(47,923,670)
Tax Expense/(Benefit) for income taxes	-	-
Effective income tax rate	0.00%	0.00%

The Company’s effective tax rate is calculated by dividing total income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions.

NOTE 10 – STOCKHOLDERS EQUITY

Common Stock

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company made share-based awards under an Incentive Compensation Program during September 2021 (refer to reverse acquisition accounting policy). During the three-month period ending September 30, 2022, certain participants partially converted certain of these awards into 727,125 shares of common stock of Mawson.

Restricted Stock

As of September 30, 2022, there was no restricted stock.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	3,524,189	-	-
Issued	14,703,478	$4.17	3.79
Exercised	(1,276,000)	-	-
Expired	-	-	-
Outstanding as of September 30, 2022	16,951,667	$4.17	3.79
Warrants exercisable as of September 30, 2022.	16,951,667	$4.17	3.79

On February 23, 2022, Mawson issued to Celsius Mining LLC (“Celsius”) warrants with an expiry date of August 23, 2023, to purchase up to 3,850,000 shares of common stock of Mawson at an exercise price of US$6.50 per share, in connection with the $20 million loan made by Celsius to Luna Squares LLC in connection with a Customer Equipment and Co-Location Agreement entered into by Celsius and Luna Squares LLC.

On July 17, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor providing for the issuance and sale by the Company of 8,000,000 shares of the Company’s common stock, accompanied by warrants to purchase 10,000,000 shares of the Company’s common stock. The warrants issued in this offering have an exercise price of $1.01 per share of our common stock, are exercisable 6 months after issuance and will expire five and one-half years following issuance.

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company made share-based awards in the form of warrants, options and RSUs under an Incentive Compensation Program during September 2021 (refer to reverse acquisition accounting policy). During the nine months ended September 30, 2022, certain participants exercised 2,003,125 of their warrants to convert these into common stock of Mawson.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Agreements

1.

In connection with the Cosmos Transaction (On March 9, 2021, the Company acquired the shares of Mawson AU in a stock for stock exchange), Wize NC Inc, Ocuwize Ltd and Wize Pharma Ltd are subject to CVR. The company issued one CVR to each of our securityholders for each outstanding share of common stock of Mawson, and for each share of common stock of Mawson underlying other convertible securities and warrants, held immediately before the closing of the Cosmos Transaction. Each CVR represents the right to receive a pro rata share of any consideration that we may receive in connection with any successful monetization of our LO2A business, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 to be repaid to us for amounts we spend in the development of the LO2A Technology at the request of the representative of the holders of the CVRs. As at September 30, 2022, the Company cannot reliably measure the cost of the CVRs and it is not probable that these payments will be made and therefore this has been classified as a contingent liability.

2.	During June 2022 Mawson AU Limited entered into a share subscription and equipment sale with Tasmania Data Infrastructure Pty Ltd (“TDI”). TDI has a 100% renewable energy Bitcoin Mining facility at the Que River Mine Site in Tasmania, Australia. Mawson AU Limited has agreed to exchange approximately 1,975 ASIC Bitcoin Miners for 107,042,254 fully paid issued shares in TDI. This transaction is expected to finalize later this fiscal year.

3

On September 8, 2022, the Company entered into a (i) Purchase and Sale Agreement with CleanSpark, and (ii) an Equipment Purchase and Sale Agreement. Pursuant of the Purchase Agreement, CleanSpark assumed from the Company a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia, and all personal property situated on the Property. This transaction closed on October 8, 2022, and CleanSpark paid the following consideration to the Company pursuant to the Purchase Agreement: (i) $13.50 million in cash; (ii) 1,590,175 shares of common stock, par value $0.001 per share of CleanSpark (valued at $4.8 million on October 7, 2022), and (iii) $6.5 million in Seller financing in the form of promissory notes. Pursuant to the Equipment Purchase Agreement, CleanSpark purchased from the Company, 6,468 (which number was later reduced to 6,349) application-specific integrated circuit miners, this transaction closed on October 8, 2022 for $9.48 million in cash (which was later reduced to $9.02 million upon reduction in the number of miners). There is also additional potential consideration payable pursuant to the Purchase and Sale Agreement of; (i) up to 1,100,890 shares of CleanSpark Common Stock dependent the number of modular data centers on the Property occupied by the Company being emptied and made available for use by CleanSpark, and (ii) $2 million in a Seller-financed earn-out if CleanSpark is able to utilize at least an additional 150 MW of power on the property by the six month anniversary of the Closing Date.

NOTE 12 – BORROWINGS

Short-term Borrowings

Whatsminers

On October 15, 2021, the Company acquired 2,000 Whatsminers M30S for delivery in October 2021 from Foundry Digital LLC for a total consideration of $16,481,328. The Company paid a deposit of $3,202,766 and entered into an extension of the original Foundry finance agreement with Foundry for the balance of the consideration over a 12-month term, of which $1.42 million is outstanding at September 30, 2022. The amount was paid in full on October 17, 2022.

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

The amount classified as a current liability is $3.89 million with the remaining balance classified as a long-term liability.

On November 11, 2022 $3.0 million of this loan was repaid, this has been disclosed in NOTE 14 Subsequent events.

Celsius loan

On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20,000,000, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, the outstanding balance is $17.59 million as at September 30, 2022. Celsius Mining LLC filed for Chapter 11 bankruptcy protection on July 13, 2022. The Company does not anticipate any changes to the terms of the loan agreement due to Celsius Mining LLC’s bankruptcy filing.

W Capital loan

On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3 million (USD$1.9 million). This was amended on September 29, 2022 and the loan facility was increased to AUD$8 million (USD$5.2 million). As at September 30, 2022, AUD$7.4 million (USD$4.80 million) has been drawn down from this facility. The Secured Loan Facility accrues interest daily at rate of 12% per annum and is paid monthly. Principal repayments are due in March 2023. On October 14, 2022 AUD$5 million (USD $3.2 million) of this loan was repaid.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3,600,000 (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3,600,000. The Secured Convertible Promissory Notes are convertible at the option of the holder at a price of $0.85 per share of our common stock. The Secured Convertible Promissory Notes bear interest of twenty percent per annum. One-half of the interest that accrues each month on the Secured Convertible Promissory Notes must be paid monthly. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Notes, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) one year after its issuance, or (ii) following an event of default.  On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. Payments may be made partially in common stock of the Company, at the Company’s election.

Long-term Borrowings

Marshall loan

The total classified as payable after more than one year under this arrangement is $9.09 million.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

During the nine month period to September 30, 2022 and the nine month period to September 30, 2022 Mawson Infrastructure Group Pty Ltd paid Vertua Limited $168,084 and $43,384 respectively, for reimbursement for office costs. James Manning, CEO, a director and a significant shareholder of the Company, is also a director of Vertua Ltd.

NOTE 14 – SUBSEQUENT EVENTS

On October 17, 2022 the Company made the final payment of the Whatsminers loan amount to Foundry Digital LLC, bringing to an end the loan agreement between the parties.

On October 14, 2022 the Company made an early repayment of AUD$5 million (USD $3.2 million) against the W Capital loan.

On September 8, 2022, the Company entered into a (i) Purchase and Sale Agreement with CleanSpark, and (ii) an Equipment Purchase and Sale Agreement. Pursuant of the Purchase Agreement, CleanSpark assumed from the Company a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia, and all personal property situated on the Property. This transaction closed on October 8, 2022, and CleanSpark paid the following consideration to the Company pursuant to the Purchase Agreement: (i) $13.50 million in cash; (ii) 1,590,175 shares of common stock, par value $0.001 per share of CleanSpark (valued at $4.8 million on October 7, 2022), and (iii) $6.5 million in Seller financing in the form of promissory notes. Pursuant to the Equipment Purchase Agreement, CleanSpark purchased from the Company, 6,468 (which number was later reduced to 6,349) application-specific integrated circuit miners, this transaction closed on October 8, 2022 for $9.48 million in cash (which was later reduced to $9.02 million upon reduction in the number of miners).

There may be additional consideration payable to the Company from CleanSpark following the closing date of the Purchase and Sale Agreement as follows:

i.	up to 1,100,890 shares of CleanSpark Common Stock (the “Earn-out Shares”) (which have a value of $4.5 million based upon the volume weighted average price of the CleanSpark Common Stock over the five trading days immediately preceding the signing date of the Agreements), based upon the number of modular data centers on the Property occupied by the Property Seller being emptied and made available for use by the Property Purchaser, with 100% of the Earn-Out Shares being available with respect to Co-location MDCs that are emptied on or before the 195th day after the Closing Date.

ii.	up to an additional $2.0 million in a Seller-financed earn-out payable at least 60 days post-closing if the Property Purchaser is able to utilize at least an additional 150 MW of power on the Property by the six month anniversary of the Closing Date.

On 7 November 2022, MIG No 1 Pty Ltd, a subsidiary of the Company, (the “Borrower”) signed an amendment to a Secured Loan Facility Agreement originally dated 9 December 2021. The primary commercial driver of the agreed amended terms was to provide the Borrower with some flexibility as to future uses of the loan collateral (certain Australia-based MDCs and miners), in return for an early repayment of USD$3m due on 14 November 2022. The new arrangement resulted in a change to amounts repayable in relation to the loan within one year from September 30, 2022 to $5.7m (from $3.4m), with a corresponding decrease in the amounts repayable after one year from September 30, 2022 to $7.3m (from $9.1m).

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Mawson,” “our company” and the “combined company” refer to Mawson Infrastructure Group Inc., a Delaware corporation, and its direct and indirect subsidiaries, including Mawson Infrastructure Group Pty Ltd, an Australian company (“Mawson AU”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos MIG No.1 Pty Ltd, Mawson AU Limited, Luna Squares LLC, Luna Squares Texas, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Ohio LLC and Mawson Mining LLC . Wize NC Inc, Ocuwize Ltd and Wize Pharma Ltd are subsidiaries of Mawson however these companies have not been consolidated into the financial statements are not included when referring to we, us, our or the Company or Mawson as these are subject to contingent value rights (“CVR”), refer to NOTE 11 of the financial statements.

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 1-for-10 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021. Unless otherwise specified, all Mawson share numbers in this Quarterly Report on Form 10-Q reflect post-reverse stock split numbers.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	that we have incurred operating losses and may continue to do so for the foreseeable future;

●	our ability to raise additional capital (including by selling assets or raising equity or debt capital), under favorable terms or at all, and continue as a going concern;
●	meet future liquidity requirements and comply with covenants in our indebtedness;

●	attract and retain employees, officers and directors;
●	increase brand awareness;
●	upgrade and maintain effective business controls and information technology systems;
●	acquire and protect intellectual property;
●	anticipate the impact of, and respond to, new accounting standards;
●	anticipate the impact of US federal income tax laws, including the impact on deferred tax assets
●	that we may never become profitable;

●	competition and technological challenges we may face;

●	the slowing or stopping of the development or acceptance of digital asset systems;

●	changes to the Bitcoin network’s protocols and software;

●	any decrease in the incentive for Bitcoin mining;

●	increases in Bitcoin network difficulty (which typically leads to lower Bitcoin rewards for the same effort);

●	growth challenges we may face;

●	our ability to obtain and maintain adequate insurance;

●	we may become subject to existing or future government regulations which increase the cost of doing business, or which cause us to cease some or all of our operations;

●	our exposure to fluctuations in the market value of digital assets, in particular Bitcoin, and the relative attractiveness of those digital assets to investors, speculators, and users payment network services over other solutions;

●	our reliance on third party manufacturers for Miners and other infrastructure and hardware and the anticipated delivery dates of new miners;

●	counter-party and customer default risks due to cryptocurrency market fluctuations and disruptions;

●	increased input costs, such as increased energy prices or hardware and infrastructure costs;

●	risks relating to supply chain disruptions due to the COVID-19 pandemic , shortages (computer chips), and geo-political tensions (e.g. China trade bans, war in Ukraine);

●	climate and climate change risks, including direct risks from storms and floods, but also the implementation of policies which may lead to higher energy costs;

●	political or economic crises motivating large-scale sales of digital assets;

●	regulatory risks, including local and global governments regulating, or even banning, Bitcoin or Bitcoin mining;

●	the impact of our business successes or failures on the value of our common stock;

●	the impact of future stock sales on our stock price;

●	the potential lack of liquidity, or volatility, of our common stock and warrants;

●	the potential failure to maintain effective internal controls over financial reporting;
●	the existence of anti-takeover provisions in our charter documents and Delaware law;

●	that we do not intend to pay dividends on our common stock;

●	competitive companies and technologies within our industry, and outside it (such as central bank digital currencies and quantum computing); and

●	the potential inability to maintain compliance with Nasdaq Listing Rules

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

Overview

Mawson is a ‘Digital Asset Infrastructure’ business, which owns and operates (through its subsidiaries) modular data centers (“MDCs”) in the United States and Australia. We are also developing technology to enable us to own and better operate MDCs.

Our primary business is the ownership and operation of Application-Specific Integrated Circuit (“ASIC”) computers known as Miners. We currently operate three sites, with two locations in USA, and a location in Australia, from which we operate our combined business. The Miners are predominately focused on the process of digital mining, specifically for Bitcoin.

In exchange for powering down our systems and curtailing the power we get from the grid in response to instances of high electricity demand, we receive net energy benefits. We also have a contract with our energy provider where we can sell back any power not used at the market rate. We have recognized a derivative asset on our balance sheet for the contract we have with our energy provider, which has been measured at fair value with any changes in fair value recognized in our statement of operations.

 We offer ‘hosting’ or ‘co-location’ facilities to other businesses in the digital asset infrastructure industry to have their Miners located within our MDCs. These businesses pay us a fee for the use of our facilities and related services (often based on power consumption).

We also sell new and used crypto currency mining, and MDC equipment on a periodic basis, subject to prevailing market conditions and our surplus production capacity.

As of September 30, 2022

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	26,360	-	26,360
Total miners in Transit	-	-	-
Total miners on order	-	-	-
Total miners in storage	6,990	-	6,990
Total miners	33,350	-	33,350

We continue to conduct research and development in relation to our MDCs which we are actively testing in several configurations and locations to determine the best configuration for both ASIC and alternate computing uses.

Prior LO2A Business

On March 9, 2021, the Company acquired the shares of Mawson AU in a stock for stock exchange (the “Cosmos Transaction”).

Prior to the Cosmos Transaction our main business undertaking was as a clinical-stage biopharmaceutical company focused on the treatment of ophthalmic disorders, including dry eye syndrome (our “LO2A business”). However, as part of the Cosmos Transaction, substantially all of the economic benefits of any successful monetization of our LO2A business, if any, will benefit only the holders of the CVRs. Accordingly, we assessed that the fair value of this asset at the acquisition date was $0. The asset was therefore assessed as impaired and the prior carrying amount of $23.96 million has been fully expensed in the consolidated statements of operations for the year ended December 31, 2021.

Recent Developments.

On September 8, 2022, we entered into a (i) Purchase and Sale Agreement with CleanSpark, and (ii) an Equipment Purchase and Sale Agreement. Pursuant of the Purchase Agreement, CleanSpark assumed from us a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia, and all personal property situated on the Property. This transaction closed on October 8, 2022, CleanSpark paid the following consideration to the Company pursuant to the Purchase Agreement: (i) $13.50 million in cash; (ii) 1,590,175 shares of common stock, par value $0.001 per share of CleanSpark (valued at $4.8 million October 7, 2022), and (iii) $6.5 million in Seller financing in the form of promissory notes. Pursuant to the Equipment Purchase Agreement, CleanSpark purchased from the Company, 6,468 (which number was later reduced to 6,349) application-specific integrated circuit miners, this transaction closed on October 8, 2022 for $9.48 million in cash (which was later reduced to $9.02 million upon reduction in the number of miners). There is also additional potential consideration payable pursuant to the Purchase and Sale Agreement of; (i) up to 1,100,890 shares of CleanSpark Common Stock dependent the number of modular data centers on the Property occupied by the Company being emptied and made available for use by CleanSpark, and (ii) $2 million in a Seller-financed earn-out if CleanSpark is able to utilize at least an additional 150 MW of power on the property by the six month anniversary of the Closing Date.

COVID-19.

The COVID-19 global pandemic has been unpredictable and unprecedented and continues to result in national and global economic disruption, which may adversely affect our business. The Company relies on equipment supplied by third parties which, like many manufacturing businesses globally, are at risk of supply chain issues. We currently do not expect any material impact on our long-term development, operations, or liquidity due to the COVID-19 pandemic. However, we continue to actively monitor the situation and the possible effects on our financial condition, liquidity, operations, suppliers, and industry.

Regulation of Digital Assets

Digital assets and cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. We do not believe our mining activities require registration to conduct such activities and accumulate digital assets. Nevertheless, it is likely that regulation in the digital asset industry will increase.

On August 22, 2022, the Australian Government announced that it planned to start consultation with stakeholders on a framework for industry and regulators, which allowed consumers to participate in the market while also better protecting them. The first step would be “token mapping” to help identify how crypto assets and related services should be regulated.

On September 16, 2022 the U.S. Government released a Fact Sheet which noted that the President of the United States of America has received 9 reports from various stakeholders across government, industry, academia and civil society in response to the Executive Order issued on March 9, 2022, which together creates a framework for action on cryptocurrencies, with the intention to promote innovation, but mitigate downside risks.

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

Results of Operations – Three months Ended September 30, 2022 compared to the three months ended September 30, 2021

	For the three months ended September 30,
	2022	2021
Revenues:
Cryptocurrency mining revenue	5,913,031	10,151,579
Hosting Co Location revenue	5,726,064	796,207
Sale of equipment	10,388,223	-
Power curtailment revenue	6,301,108	-
Total revenues	28,328,426	10,947,786
Less: Cost of revenues (excluding depreciation)	18,183,524	2,499,837
Gross profit	10,144,902	8,447,949
Selling, general and administrative	5,001,553	5,147,183
Share based payments	797,830	1,425,000
Depreciation and amortization	16,252,106	4,129,862
Total operating expenses	22,051,489	10,702,045
Change in fair value of derivative asset	3,669,547	-
Loss from operations	(8,237,040)	(2,254,096)
Non-operating income/(expense):
Loss on foreign currency transactions	(7,320,412)	(360,187)
Interest expense	(1,559,104)	(362,900)
Loss on re-classification to assets held for sale	(4,195,046)	-
Other income	59,819	32,431
Share of net loss of associates accounted for using the equity method	-	(153,123)
Loss before income taxes	(21,251,783)	(3,097,875)
Income tax expense	-	-
Net Loss	(21,251,783)	(3,097,875)

Revenues

Cryptocurrency mining revenues from production for the three months ended September 30, 2022 and 2021 were $5.91 million and $10.15 million respectively. This represented a decrease of $4.24 million or 42%. The decrease in mining revenue for the three months ended September 30, 2022, from the three months ended September 30, 2021,was primarily attributable to the decrease in average price of Bitcoin, in the 2022 period the average price was $21,293 whereas in the 2021 period the average price was $41,877. This decrease is offset by an increase in the Bitcoin produced, in total 282.99 were produced in 2022 compared with 251.52 in the 2021 period, or an increase of 12.5% of Bitcoin produced over the respective periods.

Hosting co-location revenue for the three months ended September 30, 2022 and 2021 were $5.73 million and $0.80 million respectively. This increase is due to an increase in the number of co-location customers that we hosted during the period ended in September 2022.

Sales of crypto currency mining equipment for the three months ended September 30, 2022 and 2021, were $10.39 million and $0, respectively.

Net energy benefits for the three months ended September 30, 2022 and 2021, were $6.30 million and $0 respectively. This increase is due to there being no income from energy contracts in the 2021 period because we did not offer this service at that time.

Given the subsequent sale transaction of property and assets located in Sandersville Georgia, future revenue and expenses may be affected.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; share based payments; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: direct power costs related to cryptocurrency mining, and cost of mining equipment sold.

Cost of revenues for the three months ended September 30, 2022 and 2021 were $18.18 million and $2.50 million, respectively. The increase in cost of revenue was primarily attributable to: an increase in power costs, and increased deployment of cryptocurrency mining hardware. Included in our cost of revenues is any costs associated with offsetting carbon emissions.

Given the subsequent sale transaction of property and assets located in Sandersville Georgia, future revenue and expenses may be affected.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, payroll, audit, and legal; equipment repairs; marketing; consultant fees and general office expenses.

Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 were $5.0 million and $5.15 million respectively. Selling, general and administrative expenses overall remained static, but there were a number of expenses movements which were offset with one another. Payroll expenses increased by $1.5 million due to an increase in employee numbers; property tax expense decrease by $1.20 million, equipment repair costs increased by $0.46 million; freight costs decreased by $0.79 million, and research and development costs decreased by $0.57 million.

Given the subsequent sale transaction of property and assets located in Sandersville Georgia, future revenue and expenses may be affected.

Share based payments.

Share based payments expenses for the three months ended September 30, 2022 and 2021 were $0.80 million and $1.43 million respectively. In the three months ended September 30, 2022, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $0.50 million and $0.3 million in relation to long-term incentives for the Company’s leadership team.

Depreciation and amortization.

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and MDC equipment.

Depreciation and amortization for the three months ended September 30, 2022 and 2021 were $16.25 million and $4.13 million, respectively. The increase is primarily attributable to new machines and MDCs which were procured and have come into the ownership of the Company and the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation.

Given the subsequent sale transaction of property and assets located in Sandersville Georgia, future depreciation and amortization expenses may be affected.

Change in fair value of derivative asset

During the three months ended September 30, 2022, there was a change in the fair value of the derivative asset by $3.67 million in relation to our Power Supply Agreement with Energy Harbor LLC.

Non-operating expense

Non-operating expenses consist primarily of interest expense, loss on classification of assets held for sale and losses on foreign currency transactions.

Interest expense for the three months ended September 30, 2022 and 2021 were $1.56 million and $0.36 million, respectively. This was an increase of $1.2 million which was attributable to the interest costs charged on the loans taken out with Celsius Mining LLC, W Capital Advisors Pty Ltd and the Secured Convertible Promissory Notes issued in July of 2022.

During the three months ended September 30, 2022, the realized and unrealized loss on foreign currency transactions was $7.32 million, and for the three months ended September 30, 2021 there was a loss of $0.36 million.

There was a loss on re-classification to assets held for sale of $4.20 million recognized in relation to the sale of the miners to CleanSpark in the three month period ending September 30, 2022.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss of $21.86 million for the three months ended September 30, 2022, compared to a net loss of $2.50 million for the three months ended September 30, 2021.

Results of Operations – Nine months Ended September 30, 2022 compared to the nine months ended September 30, 2021

	For the nine months ended September 30,
	2022	2021
Revenues:
Cryptocurrency mining revenue	40,909,399	21,029,492
Hosting Co Location revenue	9,842,924	1,020,424
Sale of equipment	10,479,768	2,157,651
Net energy benefits	6,301,108	-
Total revenues	67,533,199	24,207,567
Less: Cost of revenues (excluding depreciation)	40,954,957	6,218,145
Gross profit	26,578,242	17,989,422
Selling, general and administrative	20,882,237	10,256,952
LO2A write backs	-	23,963,050
Share based payments	2,124,674	21,779,898
Depreciation and amortization	46,061,673	7,977,800
Total operating expenses	69,068,584	63,977,700
Change in fair value of derivative asset	21,383,904	-
Loss from operations	(21,106,438)	(45,988,278)
Non-operating income/(expense):
Gain / (loss) on foreign currency transactions	(6,362,594)	(1,082,649)
Interest expense	(4,360,817)	(1,077,599)
Impairment of financial assets	(1,134,547)	-
Loss on re-classification to assets held for sale	(4,195,046)	-
Other income	1,931,952	502,673
Share of net loss of associates accounted for using the equity method	-	(277,817)
Loss before income taxes	(35,227,490)	(47,923,670)
Income tax expense	-	-
Net Loss	(35,227,490)	(47,923,670)

Revenues

Cryptocurrency mining revenues from production for the nine months ended September 30, 2022 and 2021 were $40.91 million and $21.02 million respectively. This represented an increase of $19.88 million or 95% for the nine months ended September 30, 2022, over the nine months ended September 30, 2021. The increase in mining revenue was primarily attributable to an increase in the total Bitcoin produced. Bitcoin produced totaled 1,231.26 in the nine months ended September 30, 2022 compared with 501.74 in the nine months ended September 30, 2021, or an increase of 145% of Bitcoin produced over the respective periods. This increase was offset by the decrease in the average price of Bitcoin. During the 2022 period the average Bitcoin price was $31,620 whereas during the 2021 period the average price was $45,521.

Hosting co-location revenue for the nine months ended September 30, 2022 and 2021 were $9.84 million and $1.02 respectively. This increase is due to an increase in the number of co-location customers that we hosted during the period ended in September 2022.

Sales of equipment for the nine months ended September 30, 2022, were $10.48 million and $2.16 million respectively.

Net energy benefits for the nine months ended September 30, 2022, were $6.30 million and $0, respectively. This increase is due to there being no income from energy contracts in the prior period because we did not offer this service at that time.

Given the subsequent sale transaction of property and assets located in Sandersville Georgia, future revenue and expenses may be affected.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; share based payments; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of: direct power costs related to cryptocurrency mining, and cost of mining equipment sold.

Cost of revenues for the nine months ended September 30, 2022 and 2021 were $40.95 million and $6.22 million, respectively. The increase in cost of revenue was primarily attributable to: an increase in power costs, increase in the deployed operations of cryptocurrency mining hardware. Included in our cost of revenues is any costs associated with offsetting carbon emissions.

Given the subsequent sale transaction of property and assets located in Sandersville Georgia, future revenue and expenses may be affected.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, payroll, audit, and legal; equipment repairs; marketing; consultant fees and general office expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 were $20.88 million and $10.26 million respectively. The increase in selling, general and administrative expenses were attributable to a number of factors; payroll expenses increased by $5.40 million due to an increase in employee numbers during the period; equipment repair costs increased by $2.36 million; marketing costs increased by $1.06 million and operating lease expense increased by $1.24 million due to the new lease agreements entered into during the period.

Given the subsequent sale transaction of property and assets located in Sandersville Georgia, future revenue and expenses may be affected.

Share based payments

Share based payments expenses for the nine months ended September 30, 2022 and 2021 were $2.12 million and $21.78 million respectively. In the nine months ended September 30, 2022, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $1.17 million and $0.87 million in relation to long-term incentives for the Company’s leadership team. The prior period contained a $5.53 million fair value modification to warrants issued, another $6.18 million warrants were issued, and $8.58 million share-based payments were made under an Incentive Compensation Program in relation to the Bid Implementation Agreement.

Depreciation and amortization

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and MDC equipment.

Depreciation and amortization for the nine months ended September 30, 2022 and 2021 were $46.06 million and $7.98 million, respectively. The increase is primarily attributable to new machines and MDCs which were procured and have come into the ownership of the Company and the application of the diminishing value method, resulting in a higher depreciation expense in the initial months of mining equipment operation.

Given the subsequent sale transaction of property and assets located in Sandersville Georgia, future depreciation and amortization expenses may be affected.

Change in fair value of derivative asset

During the nine months ended September 30, 2022, there was a change in the fair value of the derivative asset of $21.38 million recognized in relation to our Power Supply Agreement with Energy Harbor LLC.

Non-operating expense

Non-operating expenses consist primarily of interest expense, impairment of financial assets, loss on classification of assets held for sale and losses on foreign currency transactions.

Interest expense for the nine months ended September 30, 2022 and 2021 were $4.36 million and $1.08 million, respectively. This was an increase of $3.28 million which was attributable to the interest costs charged on the loans taken out with Celsius Mining LLC, W Capital Advisors Pty Ltd and the Secured Convertible Promissory Notes issued in July of 2022.

There was an impairment of financial assets in relation to the equity accounted investment Cosmos Asset Management Pty Ltd of $1.11 million during the nine months to September 30, 2022.

There was a loss on re-classification to assets held for sale of $4.20 million recognized in relation to the sale of the miners to CleanSpark in the nine month period ending September 30, 2022.

During the nine months ended September 30, 2022, the realized and unrealized loss on foreign currency transactions was $6.36 million, and for the nine months ended September 30, 2021 there was a loss of $1.08 million.

Non-operating income

During the nine months ended September 30, 2022, there was other income recognized which mainly consisted of the sale of our intellectual property of $1.12 million and $0.59 million for curtailment income.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss of $34.32 million for the nine months ended September 30, 2022, compared to a net loss of $47.26 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the nine month period ended September 30, 2022, we financed our operations primarily through:

1.	Net cash provided by operating activities of $25.14 million;

2.	On October 15, 2021, an expansion of the Equipment Finance and Security Agreement was entered into with Foundry Digital LLC (“Foundry”) to purchase an additional 2000 Whatsminers M30’s delivered in October 2021. In total $13,185,062 was borrowed from Foundry, of which $1.42 is owed at September 30, 2022. The amount was paid in full on October 17 2022;

3.

On December 9, 2021, MIG No.1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd (“Marshall”) with a total loan facility of AUD$20 million (USD$12.98 million). Principal repayments will begin in January 2023. On November 11, 2022 $3 million of this loan was repaid, this has been disclosed in NOTE 14 Subsequent events.

4.	On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000, for the purpose of funding the infrastructure required to meet part of the obligations of the Co-Location Agreement. The Secured Promissory Note evidencing this loan accrues interest daily at rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter following the closing. This Secured Promissory Note has a maturity date of August 23, 2023. The outstanding balance as at September 30, 2022 is $17.59 million.

5.	On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3,600,000 in exchange for an aggregate of $3,600,000. The Secured Convertible Promissory Notes are convertible at the option of the holder at a price of $0.85 per share of our common stock. The Secured Convertible Promissory Notes bear interest of twenty percent (20%) per annum. One-half of the interest that accrues each month on the Secured Convertible Promissory Notes must be paid monthly. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Notes, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) one year after its issuance, or (ii) following an event of default.

6.

On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3 million (USD$1.9 million). This was amended on September 29, 2022 and the loan facility was increased to AUD$8 million (USD$5.2 million). As at September 30, 2022, AUD$7.4 million (USD$4.80 million) has been drawn down from this facility. The Secured Loan Facility accrues interest daily at rate of 12% per annum and is paid monthly. Principal repayments due March 2023. On October 14, 2022 AUD$5 million (USD $3.2 million) of this loan was repaid.

During the nine months ending September 30, 2022 we repaid $12.69 million of principal payments against the historical facilities provided by Foundry and Celsius.

We believe our working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities available to us and further issuances of shares. These are expected to be adequate to fund our operations over the next twelve months. In addition, the Company has access to equity financing through the ATM offering facility entered in May 2022. For our business to grow it is expected we will continue investing in mining equipment, but we are likely to require additional capital in either the short-term or long-term.

Working Capital and Cash Flows

As of September 30, 2022, and December 31, 2021, we had cash and cash equivalents balance of $1.18 million and $5.47 million, respectively.

As of September 30, 2022, and December 31, 2021, our trade receivables balance was $11.79 million and $5.61 million, respectively.

As of September 30, 2022, we had $31.39 million of outstanding short-term borrowings, and as of December 31, 2021, we had $11.10 million of short-term borrowings. The short-term borrowings as of September 30, 2022, relate to the acquisition of cryptocurrency mining equipment under the Foundry agreements, and also to the secured loan facilities with Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd. As of September 30, 2022, and as of December 31, 2021, we had $9.11 million and $7.64 million, respectively, of outstanding long-term borrowings. The long-term borrowings as of September 30, 2022, relate to the secured loan facility with Marshall Investments MIG Pty Ltd.

As of September 30, 2022, we had negative working capital of $24.69 million and as at December 31, 2021, we had negative working capital of $8.63 million. The decrease in working capital was primarily attributable to an increase in the Company’s short term and long-term borrowings during 2022, as compared to 2021.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the nine months ending September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$25,141,208	$8,337,277
Net cash used in investing activities	$(55,466,574)	$(62,261,396)
Net cash provided by financing activities	$26,240,336	$86,026,426

For the nine months ended 30, 2022, net cash provided by operating activities was $25,141,208 and for the nine months ended September 30, 2021, net cash provided by operating activities was $8,337,277. The increase in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $55,466,574 and $62,261,396, respectively. The net cash used in investing activities during September 30, 2022 was primarily attributable the acquisition of cryptocurrency mining equipment.

For the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $26,240,336 and $86,026,426, respectively. The cash provided by financing activities during September 30, 2022 was primarily attributable to proceeds from borrowings.

Financial condition

As at September 30, 2022 and December 31, 2021, we had net current liabilities of $24.69 million and $8.63 million respectively. As at September 30, 2022 and December 31, 2021, we had net assets of $92.77 million and $176.01 million respectively. As at September 30, 2022 we had an accumulated deficit of $103.81 million compared to $71.12 million as at December 31, 2021. Our cash position at September 30, 2022, was $1.18 million in comparison to $5.47 million at December 31, 2022. For the nine month period ending September 30, 2022 and September 30, 2021 the Company incurred a loss after tax of $34.32 million and a loss after tax of $47.26 million respectively.

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

In relation to the Purchase and Sale Agreement and the Equipment Purchase and Sale Agreement with CleanSpark, the Company received in total $22.52 million in cash and 1,590,175 shares of common stock, par value $0.001 per share of CleanSpark during October 2022, and is due to receive $6.5 million in Seller financing in the form of promissory notes during December 2022, improving our overall working capital, liquidity and net asset position.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	(21,251,783)	(3,097,875)	(35,227,490)	(47,923,670)
Impairment of financial assets	-	-	1,134,547	-
Depreciation and amortization	16,252,106	4,129,862	46,061,673	7,977,800
Share based payments	797,830	1,425,000	2,124,674	21,779,898
Unrealized and realized losses/(gain)	7,320,412	360,187	6,362,594	1,082,649
Other non-operating revenue	(59,819)	(32,431)	(1,931,952)	(502,673)
Other non-operating expenses	1,559,104	362,900	4,360,817	1,355,416
LO2A write-back	-	-	-	23,963,050
Tax	-	-	-	-
Loss on classification of assets held for sale	4,195,046	-	4,195,046	-
EBITDA (non-GAAP)	8,812,896	3,147,643	27,079,909	7,732,470

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Significant Reliance on Key Individuals. There is inadequate segregation of duties in place related to our financial reporting and other management review and oversight procedures due to the lack of sufficient accounting personnel. This is not inconsistent with similar small fast-growing organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and meet increased US GAAP/PCAOB/SOX/SEC registrant requirements. In addition, this poses the risk that compliance and other reporting obligations are not dealt with in an adequate manner.

Controls over the financial statement close and reporting process. Controls were not adequately designed or implemented in the financial statement close and reporting process. This includes controls related to complex and judgmental accounting transactions including business acquisitions and divestures, derivatives, manual journal entries, account reconciliations and financial statement disclosures.

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

Data from third parties. The Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and hosting revenue, net energy benefits, and cryptocurrency assets.

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

Notwithstanding the identified material weaknesses and management’s assessment that our internal control over financial reporting was not effective as of September 30, 2022, management believes that the consolidated financial statements included in this quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Our management continues to work to improve its controls related to our material weaknesses. With the oversight of senior management and our audit committee, we continue to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the nine months to September 30, 2022, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Listing on The Nasdaq Capital Market (“Nasdaq”)

Although our common stock is currently listed on Nasdaq, we may not be able to continue to meet Nasdaq’s minimum listing requirements or those of any other national exchange. On August 31, 2022 we received written notice from Nasdaq that we were not in compliance with the minimum bid price requirements for continued listing. The Nasdaq Listing Rules allow a period of 180 calendar days, or until February 27, 2023 to regain compliance. We are actively monitoring the closing bid price of our shares, and are considering implementing available options to regain compliance with the minimum bid price requirements. On October 24, 2022 we received written notice from Nasdaq that we were not in compliance with Nasdaq’s audit committee requirements for continued listing due to the resignation of one of our directors. The Nasdaq Listing Rules provide a cure period in order to regain compliance as follows: (a) until the earlier of our next annual stockholders’ meeting or September 13, 2023; or (b) if our next annual stockholders’ meeting is held before March 13, 2023, then until March 13, 2023. We have begun the recruitment process to fill the vacancy on the audit committee to regain compliance with the audit committee requirements.

If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is not sustained, our common stock may remain thinly traded. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

The Cryptocurrency Industry has recently experienced a downturn

As of September 30, 2022, the price of Bitcoin was down by over 50% from the beginning of the year and many businesses in this industry have been impacted by this downturn. The fall in the Bitcoin price directly affects our ability to generate revenue. Further, volatility in energy prices has meant that the major input cost to generate Bitcoin has increased. In July of 2022, Celsius Networks, LLC and Celsius Mining LLC, filed for Chapter 11 bankruptcy. Celsius Mining LLC is one of our significant hosting customers and its failure to pay (or pay timely) amounts it owes to us when due could have a material adverse effect on our financial situation.

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

Our business could be harmed by prolonged internet outages.

Our operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose, internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, our business and results of operations may be materially and adversely affected.

Increased Interest Rates

Central banks around the world (including the US Federal Reserves, and the Reserve Bank of Australia) have been increasing their interest rates.  While our current borrowings are at fixed rates of interest, any future borrowings or refinancing may be at higher interest rates than the rates that we have obtained in the past.

Network difficulty

The Bitcoin network hash rate and the network difficulty have in recent times both been at all-time highs.  An increase in the network difficulty means that for the same amount of effort, a Bitcoin miner will receive less reward.  If the network difficulty continues to increase, the amount of Bitcoin we can produce with the equipment that we have at any given point in time, will decrease.

We are subject to risks associated with our need for significant electrical power.

Our operations have required significant amounts of electrical power, and, as we continue to expand our mining fleet, we anticipate our demand for electrical power will continue to grow. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments. If power prices increase or decrease materially this will likely materially impact whether we can generate Bitcoin profitably, and how much net energy benefits we will be entitled to.

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

At September 30, 2022, our cash and cash equivalents were approximately $1.18 million and our accumulated deficit was approximately $103. 81 million. We incurred a net loss of approximately $35.23 million for the nine month period ended September 30, 2022. We may never become profitable. Based on some of our current operating plan estimates, we have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of issuance of the accompanying consolidated financial statements. We may need to raise additional capital or significantly curtail our planned operations to remain a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November14, 2022 and with effect from November 18, 2022, the Company and Mr Nicholas Hughes-Jones entered into a departure deed. As a result of the departure deed, and due to the evolving needs of the Company and its business, the role of Chief Commercial Officer, a senior executive role with the Company, was eliminated or made redundant. The various ongoing responsibilities of that role will be shared amongst several other roles within the Company, and in some cases may be outsourced. Mr Nicholas Hughes-Jones has performed that role since joining the Company in October 2021. At the same time as the departure deed, an entity controlled by Mr Hughes-Jones has entered into a Transition Services Agreement under which Mr Hughes-Jones will provide market updates and strategic industry insights to the Board and the senior executive group of the Company, as well as assist with the handover of his current responsibilities. The Compensation Committee has determined that Mr Hughes-Jones is a ‘Good Leaver’ for the purposes of all the unvested restricted stock units that he holds (“RSUs”), and as such he will not forfeit any RSUs. As previously announced in October 2021, Mr Hughes-Jones is entitled to a termination payment valued at 3 months’ salary, being AUD162,500. The Transition Services Agreement is valued at AUD240,000 and for a term of at least 6 months, and the terms of this agreement are standard for agreements of this kind. Mr Hughes-Jones will not be eligible for a short-term incentive payment in 2022, despite him having properly performed his duties for the Company for most of the testing period (being calendar year 2022). In consideration of the various benefits being paid to Mr Hughes-Jones, he has provided a broad release to the Company.

The CEO and the Board is very grateful to Mr Hughes-Jones for his efforts and expertise during his tenure at the Company and wishes him all the best in his future endeavors.

Item 6. Exhibits

2.1	Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)
2.2	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.9	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
4.2	Form of Secured Convertible Promissory Note (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 14, 2022)
4.3	Form of Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)
4.4	Form of Placement Agent Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)
10.2	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022)
10.3	Equipment Purchase and Sale Agreement, dated as of September 8, 2022, by and among CleanSpark GLP, LLC, Cosmos Infrastructure, LLC and Mawson Infrastructure Group, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022)
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release
99.2*	Investor Presentation
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of Septmeber 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the nine months ended Septmeber 30, 2022 and 2021, and (iv) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: November 14, 2022	By:	/s/ James Manning
James Manning, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Ariel Sivikofsky
Principal Financial Officer
(Principal Financial and Accounting Officer)