Form 10-K
period 2022-12-31
Mawson Infrastructure Group Inc.
filed 2023-03-23
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-40849

Mawson Infrastructure Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Clark Street, Sharon, Pennsylvania	16146
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: +61 2 8624 6130

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MIGI	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $62.35 million computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 17, 2023, there were 14,131,110 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with its Annual Stockholders’ Meeting to be held in 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

i

INTRODUCTION

Throughout this Annual Report, unless otherwise designated, the terms “we”, “us”, “our”, the “Company”, “Mawson” and “our company” refer to Mawson Infrastructure Group, Inc., a Delaware corporation, and its consolidated subsidiaries (unless otherwise indicated).

All dollar amounts refer to U.S. dollars unless otherwise indicated.

On February 9, 2023, we effected a reverse stock split of our Common Stock at a ratio of one for six (1:6) (the “Reverse Stock Split”). Unless otherwise indicated, all share and per share amounts included in this Annual Report reflect the effects of the Reverse Stock Split.

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

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A - “RISK FACTORS” below. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	our need to, and difficulty in, raising additional capital;

-	downturns in the Cryptocurrency industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	access to reliable and reasonably priced electricity sources;

-	Cyber-security threats;

-	our ability to obtain proper insurance;

-	construction risks;

-	banks and other financial institutions ceasing to provide services to our industry.

-	changes to the Bitcoin network’s protocols and software;

-	the decrease in the incentive to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	future digital asset, technological and digital currency development; and

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002;

-	material litigation, investigations or enforcement actions by regulators and governmental authorities.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. In evaluating forward-looking statements, you should consider these risks and uncertainties.

iii

PART I

ITEM 1. BUSINESS.

Overview

General

Mawson Infrastructure Group Inc is a corporation incorporated in Delaware in 2012. Shares of Mawson’s common stock have been listed on The Nasdaq Capital Market since September 29, 2021. Mawson was previously known as Wize Pharma Inc, and changed its name on March 17, 2021, after the acquisition of Mawson Infrastructure Group Pty Ltd (then known as Cosmos Capital Limited), a digital infrastructure provider.

Mawson is a ‘Digital Asset Infrastructure’ business, which owns and operates (through its subsidiaries) data centers for the generation of Bitcoin cryptocurrency (also known as “Bitcoin mining”), predominately in the United States. Our data centers consist of our proprietary modular data centers (“MDCs”), and we continue to develop our MDC technology to improve their performance. Because Mawson takes part in Bitcoin mining, it is often referred to as a Bitcoin miner.

Our primary business is the operation of our own fleet of Application-Specific Integrated Circuit (“ASIC”) computers known as “Miners” within our data centers. The Miners are used for the ‘mining’ of Bitcoin. As at the date of this Annual Report, we operate one data center facility located in Pennsylvania, USA, and are constructing a second. We are actively seeking out future sites for additional data center facilities. The Miners we operate are focused on the process of digital mining, specifically for Bitcoin.

In exchange for powering down our systems and curtailing the power we draw from the grid in response to periods of high electricity demand on the local grid network, we may receive net energy benefits or compensation. In addition, in 2022 we entered into a new contract which allows us to trade our energy to achieve net energy benefits. We have recognized a derivative asset on our balance sheet for the contract, which has been measured at fair value with any changes in fair value recognized in our statement of operations. Both these arrangements have been particularly useful during periods of high energy prices, and low Bitcoin prices, when our Bitcoin mining business has been less profitable.

We offer ‘hosting’ or ‘co-location’ facilities to other businesses who wish to have their Miners located within our facilities and MDCs. These businesses pay us fees for the use of our facilities and related services. As at the date of this Annual Report Mawson’s major hosting customer is Celsius Mining LLC. Mawson successfully ended its hosting contracts with a number of sub-scale hosting customers during 2022.

We also sell new and used crypto currency mining and MDC equipment on a periodic basis, subject to prevailing market conditions and any surplus we may be experiencing.

As of December 31, 2022

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	8,792	-	8,792
Total miners on order	-	-	-
Total miners in storage	15,010	-	15,010
Total miners	23,802	-	23,802

Our Products and Services

Mawson’s business

Mawson has three main businesses through which it generates its revenue:

●	Self-mining;

●	Hosting; and

●	Energy Markets Program.

Bitcoin Self-Mining

At the core of Mawson’s operations is ‘Bitcoin mining’. Put very simply, Bitcoin mining involves the use of specialized computers to solve algorithmic problems in order to update the distributed or decentralized ledger of Bitcoin transactions securely. In return for providing this security to the Bitcoin ledger, Bitcoin miners are rewarded with Bitcoin. The decentralized ledger is the key innovation of the Bitcoin protocol. It is a public ledger that can be viewed by anyone with specialist knowledge, and is typically kept by more than one entity. An example of a centralized ledger would be a ledger of bank account transactions kept by a financial institution.

Mining hardware performs computational operations to solve specific computing problems in support of the Bitcoin network. The computing power is called “hash rate” and is measured in “hashes per second.” A “hash” is the computation run by the mining hardware in support of the blockchain security; therefore, a Miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining Bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of cryptocurrency. Due to performance limitations and growing competition to mine Bitcoin, CPU mining was rapidly replaced by the Graphics Processing Unit (GPU), which was in turn replaced by Application-Specific Integrated Circuit (“ASIC”) Miners. These ASIC Miners are designed specifically for the task of solving computing problems in support of the Bitcoin network, which maximizes the rate of hashing operations. As with most current large scale mining operations, Mawson only operates ASIC Miners.

Hash rate is a measure of the processing speed of a Miner. Mawson’s hash rate is the sum total of its Miners’ hashrates. Similarly, the sum total of all Miners actively trying to solve a block in the Bitcoin network is known as the “Network Hashrate”. If Mawson’s proportion of the Network Hash Rate grows, then Mawson’s chance of solving a block on the Bitcoin’s blockchain should increase and, therefore, Mawson’s chance of earning a Bitcoin reward should increase.

If more competitors add hash rate to the Network Hash Rate, then Mawson must also increase its own hash rate if it wants to ensure that the amount of rewards it receives over time remains the same or similar. Mawson can increase its hash rate in a number of ways, including by acquiring and operating more Miners, ensuring that as many of its Miners are online and operational at all times, and by increasing the hashing capability of its Miners (for example, by providing optimal operating conditions and maintenance). By operating more Miners, Mawson will increase the amount of power it requires to operate the Miners, thus increasing its costs. Mawson and its competitors have deployed increasingly sophisticated and efficient Miners in greater numbers, which has meant that older, less efficient Miners have become too inefficient to economically deploy, and have become redundant. The Network Hash Rate can also decline from time to time, which means that Mawson’s hash rate relative to the Network Hash Rate would increase (if Mawson continued to deploy the same amount of hash rate), increasing the chance that Mawson will be rewarded with Bitcoin.

As Mawson increases its hash rate it increases its chance of solving a particular problem and earning the right to place a block on the blockchain and at the same time earning a Bitcoin reward, as well as a potential transaction fee. As the global network has modernized and become more efficient, the hash rate required to regularly solve for a block (that is, the ‘network difficulty’) has increased significantly, leading to Bitcoin miners acquiring ever large fleets of more efficient ASIC Miners. The expanding fleets of ASIC Miners generally require more electrical power. Increased use of electrical power increases the cost of solving a block and, therefore, the relative cost of mining for Bitcoin. This increase in network difficulty also means that it can become harder for individual mining operations to find a block and earning any reward or transaction fees for their mining efforts. Individual Bitcoin Miners risk going for extended periods of time without earning any Bitcoin rewards.

To smooth the earning of Bitcoin rewards, most miners, including Mawson, will join a ‘mining pool’ (that is a group of other miners). A large group of miners with greater hashing power is more likely to earn a cryptocurrency reward. The members of the mining pool then receive Bitcoin rewards on a pro rata basis based on total hashing capacity they contributed to the mining pool. This is intended to reduce the variance of our Bitcoin rewards, and therefore revenue, generation.

As at the date of this Annual Report, Mawson operates its own MDCs in one data center facility in Midland Pennsylvania, USA, on land that we have leased on long-term arrangements. Midland has a 100MW capacity once fully developed. A second data center facility is being developed at Sharon Pennsylvania, USA. The Sharon facility is scheduled to come online incrementally through 2023/24 commencing in Q2, 2023 starting with 12MW of self-mining operations. Sharon has a 120MW capacity once fully developed. Together the facilities will have a capacity of 220MW once fully developed.

Part of Mawson’s strategy is to identify and secure new development sites for future data center facilities which meet our investment criteria. Before committing to a site, Mawson considers a range of investment criteria, including factors such as climate, community acceptance of Bitcoin mining operations, secure tenure through long term leases, or the ability to acquire sites, the existence of demand response programs which Mawson can participate in, the ability to secure low cost, stable, low carbon or carbon-neutral sustainable power, labor and skills availability, local taxation regimes, and proximity to Mawson’s existing supply chains and operations.

Our core revenue generating operation is the mining of Bitcoin. During the year ended December 31, 2022, we mined 1,342.59 Bitcoin resulting in revenues totaling $43.11 million.

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

Customer Co-location and Hosting Services

Due to our strategy of investing in digital asset infrastructure, including entering into site leases, power purchase agreements and acquiring MDCs and other equipment necessary for facilities designed for mining Bitcoin, we are able to offer other businesses in the digital asset infrastructure industry the opportunity to have their ASIC Miners and other equipment located within our facilities. These customers who pay us a fee for the use of our facilities and related services The customer typically keeps all Bitcoin mined in this manner, while paying Mawson for the costs of mining, plus a margin. This kind of arrangement is known as ‘hosting’ or ‘co-location’. These arrangements can be customized for each customer’s situation and strategy, and allows Mawson to diversify its income streams, while adjusting its risk profile. For example, customers may agree to be charged upfront infrastructure fees, minimum fees, and maintenance fees. Such fees can provide upfront benefits, which de-risks the business, allows Mawson to expand more quickly. Minimum fees can help generate revenue during periods when our Bitcoin self-mining may not be profitable (for example, due to high energy prices, high difficulty, and low Bitcoin prices). Counter-party risk is a key issue when entering into hosting arrangements with customers, and Mawson employs a number of mitigation strategies including deposits and upfront charges.

Energy Markets Program

To power all the ASIC miners at its facilities, Mawson uses substantial amounts of energy. This means that energy is a material input cost for Mawson’s operations. If energy prices are too high, then the cost of mining may be too high to make Bitcoin mining economical. This is especially true at times when Bitcoin prices are low, and network difficulty is high. Mawson uses proprietary financial models, which it is constantly refining, which highlight to Mawson when participation in the Energy Markets Program will create greater value than Bitcoin mining. Mawson then decides whether to mine and whether to curtail its energy usage, by switching off its ASIC miners.

If Mawson decides to curtail its energy use, then during these periods Mawson’s Bitcoin revenue may be significantly reduced. In addition to hosting revenues that may be available, Mawson has developed an Energy Markets Program. In addition to energy hedges and derivatives that Mawson may be able to purchase, Mawson participates in demand response programs. Demand response programs compensate Mawson for periods of curtailment, and can generate additional revenues for Mawson.

Further, because Mawson can be flexible in the way it operates its Bitcoin mining data centers and how it uses energy, Mawson can increase electricity grid stability by providing demand for energy producers when aggregate power demand is low, and then lowering its own usage when aggregate power demand is high.

Factors Affecting Profitability

The main factors affecting Mawson’s Self-Mining profitability are (in no particular order):

●	The market price of Bitcoin;

●	The reward Mawson earns for its mining operations;

●	Changes in the Network Hash Rate (as described above);

●	Changes in the cost of hardware, such as Miners, containers, transformers;

●	The cost of land, or leases; and

●	The cost of power.

There is a risk that a change in any of these factors will have a detrimental effect on Mawson’s business. While Mawson takes steps to mitigate these risks, they cannot be avoided altogether. In particular, the market price of Bitcoin can be volatile, sometimes being subject to major changes in value in short time periods. For example, 2022 was a prolonged period of falling Bitcoin value. It should also be noted that the reward for Bitcoin mining is scheduled to halve approximately every 4 years. This phenomenon, which is a feature of the Bitcoin protocol, is known as ‘halving’. The Bitcoin blockchain has undergone halving three times since its inception, on November 28, 2012, July 9, 2016, and May 11, 2020. The original reward was 50 Bitcoin per block, but after the last halving the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in or around March 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur in or around 2140. The value of Bitcoin has historically risen after each halving event, on a halving to halving basis.

Environment

Digital asset mining requires a large amount of computing power, which in turn requires a large amount of electricity. At Mawson we recognize the important role digital asset mining can play in supporting the growth of renewable or sustainable energy sources. We seek to power our operations with renewable or sustainable power and in doing so we hope to support the introduction of further renewable or sustainable power into the grid. We also enter into arrangements where we may be compensated in certain circumstances if we curtail or reduce or cease our energy usage. Typically, this will occur when energy prices spike, and the mining of Bitcoin becomes unprofitable. In this way we can provide stability to the energy grid by reducing our demand on renewable or sustainable energy at times of peak usage, or low supply, potentially reducing prices for other users.

Other products and services and investments

Mawson will from time to time opportunistically sell hardware that it has acquired, whether used or unused, which is surplus to its requirements, or in order to fund newer and better equipment. Hardware that Mawson would typically sell includes ASIC miners, transformers and/or MDCs.

Mawson owns an interest in Cosmos Asset Management Pty Ltd (“Cosmos Asset Management”), an Australia based crypto investment manager. During the year ended December 31, 2022, Cosmos Asset Management was placed into voluntary administration, and is in the process of being wound up. Cosmos Asset Management successfully launched three cryptocurrency related exchange traded funds in Australia, which were amongst the first of their kind, however due to the falling cryptocurrency market, investor uptake of the investment products was not sufficient to ensure that Cosmos Asset Management could operate sustainably. Cosmos Asset Management had agreed a debt funding package and corporate restructuring with Purpose LP and its other shareholders (including Mawson), however Cosmos Asset Management was placed into voluntary administration before this package could be fully implemented.

We have a 20.63% interest in a Web 3 infrastructure business Distributed Storage Solutions Limited (“DSS”). DSS is a decentralized data storage and compute infrastructure business offering enterprise grade solutions servicing AI and HPC customers in the open science and medical research fields. DSS is a member of the Filecoin Network of storage providers whereby it generates the native token FIL in return for proving its capacity and integrity of data stored to the blockchain in a process known as proof-of-space. Decentralized data storage providers seek to provide an emerging alternative to the current large single company providers such as Amazon Web Services, Azure (Microsoft), and Google Cloud. Going forward, DSS’s large scale computing infrastructure enables it to handle large computing loads on demand, which will allow it to offer ‘compute-as-a-service’, including for the application of artificial intelligence.

Suppliers

Mawson engages a range of suppliers for access to hardware and software required to mine Bitcoin. This includes the manufacturers of the Miners, MDCs and transformers. Mawson enters into Power Purchase Agreements (“PPA”) with its power suppliers that set out the terms and duration of the supply or power.

Government Regulation

Government regulation of blockchain and cryptocurrency is being actively considered by the United States (federal and state) and international governments, and their agencies and regulatory bodies.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities. For example, the state of New York has instituted a partial ban on crypto-currency mining in that state. For additional discussion regarding the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Competition

The cryptocurrency industry, in particulate Bitcoin mining, is dynamic and global. The Bitcoin mining network is made up of a variety of competitors, from individual ‘sub-scale’ hobbyists to large, listed mining operations. We compete with the other listed mining companies directly for the acquisition of new Miners, and raising capital. Bitcoin miners, including Mawson, also compete with more traditional industries, for example, when obtaining the lowest cost, sustainable electricity, or access to sites with reliable sources of power. Many Bitcoin mining operations are not publicly operated, and therefore data is not readily available.

Listed companies operating comparable businesses include:

●	Core Scientific, Inc. (currently in Chapter 11 bankruptcy protection)

●	Marathon Digital Holdings, Inc.

●	Riot Platforms, Inc.

●	Hut 8 Mining Corp.

●	TeraWulf Inc.

●	HIVE Blockchain Technologies Ltd

●	Bitfarms Ltd

●	Iris Energy Limited

●	Cipher Mining Inc.--

●	Stronghold Digital Mining, Inc.--

●	Argo Blockchain plc

●	Greenidge Generation Holdings Inc

●	Applied Digital Corp

●	Galaxy Digital Holdings Ltd

Human Capital

Our employees are critical to our success. As of March 11, 2023, we had 40 full time and 3 part time employees based in the U.S. and Australia. We also use contractors where practical and further rely on the extensive expertise of our external advisers, including legal, audit, financial, IT and compliance consultants, who may be engaged on an hourly basis, or on a project basis.

We want to attract a committed and talented workforce. We believe that our ability to attract and retain such a workforce is at least in part dependent on our ability to foster an environment that is sustainably safe, respectful, fair, and inclusive of everyone and their ideas, and promotes diversity, equity and inclusion. In our view these aims are congruent with Mawson’s overall objective to create a team dynamic where we are focused on the success of Mawson, and therefore by extension Mawson’s various stakeholders, including our stockholders, our suppliers, our customers, our employees, and the communities we operate in.

We are committed to providing a safe workplace for our employees. The Company identifies potential risks associated with workplace activities in order to develop measures to mitigate possible hazards.

ESG

Governments around the world have been introducing new energy policies and legislation in response to climate change and the effects on energy markets of the Ukraine war.

Any legislative changes regarding climate change or market interventions as a result of the Ukraine war could add significant burden and costs to our business, including costs related to making our energy consumption more efficient and lower impact on the environment, environmental monitoring and reporting, and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding cryptocurrency and the apparent effects on the environment. If power costs rise so high as to put certain industries at risk, legislators may intervene in energy markets to direct energy to certain industries. Price caps could be introduced which may have long-term effects on power prices. If fossil fuel projects are not allowed proceed, then this may have an effect on power prices if sustainable or renewable energy is insufficient.

Corporate Information

Our principal place of business is 201 Clark Street, Sharon, Pennsylvania 16146. Our Australian office is located at Level 5, 97 Pacific Highway, North Sydney New South Wales 2060. Our contact email is info@mawsoninc.com, and our website is www.mawsoninc.com.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition, and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business and Management

-	our history of incurring losses;
-	our need to, and difficulty in, raising additional capital;
-	the potential of being delisted from NASDAQ;
-	downturns in the Cryptocurrency industry;
-	inflation;
-	increased interest rates;
-	the inability to procure needed hardware;
-	the failure or breakdown of mining equipment;
-	outages and limitations of internet connectivity;
-	access to reliable and reasonably priced electricity sources;
-	Cyber-security threats;
-	our ability to obtain proper insurance;
-	the prices of digital assets;
-	our reliance on a small number of key employees;
-	the COVID-19 pandemic;
-	our failure to effectively manage our growth;
-	our growth and other acquisitions;
-	the competitiveness of the cryptocurrency industry;
-	global climate change and related environmental regulations;
-	the potential cancellation or withdrawal of required operating and other permits and licenses;
-	construction risks; and
-	banks and other financial institutions ceasing to provide services to people in our industry, whether through choice or due to their own insolvency or failure.

Risks Relating to Cryptocurrency Mining, Bitcoin Price and Technology

-	changes to the Bitcoin network’s protocols and software;
-	the manipulation of the blockchain by malicious actors;
-	failures of the Bitcoin network to be properly monitored and upgraded;
-	the decrease in the incentive to mine Bitcoin;
-	an increase in the network difficulty;
-	the increase of transaction fees related to digital assets:
-	the downward press on the price of Bitcoin created by firms selling their Bitcoin;
-	political or economic crises;

-	the fraud or security failures of large digital asset exchanges;
-	the further development and acceptance of digital asset networks and other digital assets;
-	future digital asset and digital currency development; and
-	the development of quantum computing.

Risks Relating to Laws, Regulatory Frameworks, and Legal Action

-	regulatory changes and changes in interpretations of existing regulations, including for digital assets like Bitcoin, or Bitcoin mining itself;
-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002;
-	future developments regarding the treatment of digital assets for U.S. federal income and foreign tax purposes, or other taxes on Bitcoin mining;
-	regulatory intervention by governments impacting the right to acquire, own, hold, sell, exchange or use Bitcoin or other cryptocurrencies; and
-	material litigation, investigations or enforcement actions by regulators and governmental authorities.

Risks Relating to the Ownership of Our Common Stock and Other Common Risks

-	the volatility of our stock price;
-	the volatility and variation in our revenue and operating costs from period to period; and
-	our failure to meet our publicly announced guidance or other expectations.

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

Our capital needs have depended on, and will continue to depend on, many factors that are highly variable and difficult to predict, including:

1.	the rate of growth we choose to pursue;
2.	the cost of energy;
3.	the cost of key supplies, materials and equipment; and
4.	the price of Bitcoin;

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

Additional capital may not be available to us, or even if it is, the cost of such capital may be high. We may be forced to obtain additional capital when our stock price or trading volume or both are low, or when the general market for cryptocurrency companies is weak. Raising capital under any of these or similar scenarios, if we can raise any at all, may lead to significant dilution to our existing stockholders. We may be forced to sell assets to raise capital, and we may not be able to realize the full value of those assets at the time of sale.

Listing on The Nasdaq Capital Market (“Nasdaq”)

Although our common stock is currently listed on Nasdaq, we may not be able to continue to meet Nasdaq’s minimum listing requirements or those of any other national exchange. On August 31, 2022, we received written notice from Nasdaq that we were not in compliance with the minimum bid price requirements for continued listing. The Nasdaq Listing Rules allow a period of 180 calendar days to regain compliance. On November 23, 2022, our Board of Directors approved the execution of a reverse stock split of all of our outstanding shares of common stock at a ratio of 1-6, in order to enable the Company to regain compliance with the Nasdaq’s minimum listing requirements. That reverse stock split took effect on February 9, 2023. As of the date of this annual report, Mawson is compliant with the Nasdaq minimum bid price requirements for continued listing.

On October 24, 2022, we received written notice from Nasdaq that we were not in compliance with Nasdaq’s audit committee requirements for continued listing due to the resignation of one of our directors. The Nasdaq Listing Rules provide a cure period in order to regain compliance as follows: (a) until the earlier of our next annual stockholders’ meeting or September 13, 2023; or (b) if our next annual stockholders’ meeting is held before March 13, 2023, then until March 13, 2023. On January 31, 2022, Mawson appointed a new member to its Board, Mr. Rahul Mewawalla, and also appointed him to each of the Company’s committees, including the audit committee. As of the date of this annual report, Mawson is compliant with the Nasdaq audit committee requirements for continued listing.

If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is not sustained, our common stock may remain thinly traded. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

1.	The liquidity of our common stock;
2.	The market price of our common stock;
3.	Our ability to obtain financing for the continuation of our operations;
4.	The number of investors that will consider investing in our common stock;
5.	The number of market makers in our common stock;
6.	The availability of information concerning the trading prices and volume of our common stock; and
7.	The number of broker-dealers willing to execute trades in our common stock.

The Cryptocurrency Industry has experienced multiple downturns

Bitcoin prices have fallen substantially over lengthy time periods multiple times in cryptocurrency’s history. Most recently the Bitcoin price fell from over $65,000 in late 2021 to prices below $17,000 in early 2023. A falling Bitcoin price directly affects our ability to generate revenue, which can affect our ability to meet our financial obligations. Further, volatility in energy prices has meant that the major input cost to generate Bitcoin has increased.

The price of Bitcoin can fluctuate due to investment and trading sentiment amongst users, speculators, and investors for a range of reasons, including changes in interest rate settings, or negative or positive publicity (for example due to legal proceedings or losses to Bitcoin investors due to fraud or cyber attacks a cryptocurrency exchange or online wallet). Large holders of Bitcoin may be able to effect large price swings, especially if they were to liquidate their holdings, which would likely cause the price of Bitcoin to fall. Further, the Bitcoin market is highly unregulated and could be subject to market manipulation, especially by large holders. In addition, we operate in the U.S. and Australia and are exposed to fluctuations in fiat currency exchange rates. A fall in the price of Bitcoin will have a negative impact on our revenues. The prices that we receive for our Bitcoin depend on numerous market factors beyond our control. Due to the highly volatile nature of the price of Bitcoin, our historical operating results have fluctuated, and continue to fluctuate, significantly from period to period. Mawson does not use derivatives to hedge Bitcoin prices.

Corporate collapses of important companies in the Bitcoin ecosystem (other than Bitcoin miners) or other cryptocurrencies can also have an impact on confidence and the Bitcoin price. There have been a number of examples of this in the last year, such as the collapse of FTX.

We are also exposed to the effect a falling price can have on our counterparties, including the exchanges we use. In particular, in July of 2022, Celsius Networks, LLC and Celsius Mining LLC, filed for Chapter 11 bankruptcy. Celsius Mining LLC is our only hosting customer and its failure to pay (or pay timely) amounts it owes to us when due could have a material adverse effect on our financial situation. Through Chapter 11 bankruptcy protection, Celsius has avoided paying two pre-petition invoices to our subsidiary Luna Squares LLC totaling in excess of $1.8million.

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

Supply chains were disrupted and being realigned in 2022, due to a variety of shocks including COVID-19, the war in Ukraine and broadening of trade restrictions, and onshoring efforts of the USA, such as the Chips Act. We expect this uncertainty to continue in 2023. Our business relies on certain hardware such as the Miners, containers in which to store the Miners, transformers for electricity supply, and cooling technologies. If we are unable to procure such hardware, or replacement parts (at commercial prices, or at all), or they are delayed, our operations may be adversely affected which would likely have a material adverse effect on our business, financial condition, results of operations and prospects. If the manufacturers of such hardware are unable to obtain materials or components themselves, they may experience manufacturing delays or have to cease manufacturing altogether. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers.

Due to low Bitcoin prices, many Bitcoin mining companies have curtailed their mining operations, and have delayed expansion plans. This has meant that they are no longer acquiring new Miners and are selling unused miners. Miners (new and second hand) are, at the date of this annual report, easier to acquire already landed in the US and at lower prices than early 2022, however it can be expected that the price of Miners will rise, and they will become more difficult to source as the price of Bitcoin increases.

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

The trade policies of the U.S. and China in particular are dynamic at the moment, and trade policies such as export/import restrictions, quotas or tariffs, by either of these countries, or others, may reduce the ability of our suppliers to supply use with Miners, or create a shortage or lack of components necessary for their manufacture. The government of the People’s Republic of China in particular exerts a high level of influence and control over its economy and businesses (private and state owned). There have been numerous examples of government decisions, laws and intervention into particular industries in recent times, including a ban on Bitcoin mining in China itself, which has been enforced, and crackdowns on the private sector, including large technology companies. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, to obtain or maintain permits or licenses required to conduct business in China. Changes in any of these policies, laws and regulations, or the interpretations thereof, as they relate to the mining hardware suppliers, could have a negative impact on our business.

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

Miners and related mining equipment used to mine digital assets are sophisticated machines, and may be operated for long periods of time. They are thus prone to breakdown and may not function at any given time. Any downtime of a significant number of our Miners and mining equipment will have a direct impact on us as they would not be performing their role, that is, solving hashes and earning a block reward. This could occur during an accident on site, or during transportation of a large number of Miners. In addition, the failure of any critical single piece of equipment may represent a single point of failure which could have widespread impacts. An example of this would be a fire within a substation resulting in a total power outage for a mining facility for a period until the substation was rebuilt. Such widespread mechanical issues or critical failure for any material duration would therefore decrease our revenue.

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

Our operations have required significant amounts of electrical power and, as we continue to expand, we anticipate our demand for electrical power will continue to grow. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis we may not be able to realize the anticipated benefits of our significant capital investments. If power prices increase further this will likely materially impact whether we can generate Bitcoin profitably, and how much net energy benefits we will be entitled to.

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

Cyber-security threats pose a challenge to our business including the safekeeping of our digital assets, and a risk of reputational damage.

Mawson, like almost all businesses around the world, is subject to continuous malicious attempts to penetrate its systems. We take measures to protect our operations and our digital and physical assets from unauthorized access, damage or theft; however, it is possible that the security system may not prevent improper access to, or damage or theft of our assets. A security breach could harm our reputation or result in the loss of some or all of our assets, or an inability to operate. A resulting perception that our measures do not adequately protect our assets could adversely affect our business, financial condition, results of operations and prospects.

We promptly and frequently liquidate cryptocurrencies that we mine and keep a minimum number of cryptocurrencies in our possession so as to minimize our risks against theft, loss, destruction or other issues relating to hackers and technological attack. We have methods of monitoring and ensuring that our Miners are directing hashrate to the correct pools and that any Bitcoin produced is sent to the intended recipient. Nevertheless, this security system may still be penetrated and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us.

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

Due to the industry in which we operate, we may not be able to obtain or maintain some types of insurance that operators of similar businesses in other industries would usually obtain, at commercially viable premiums, or at all.

Any digital assets we hold are not insured. Therefore, a loss may be suffered with respect to our digital assets which are not covered by insurance and for which no person is liable in damages which could adversely affect our business, financial condition, results of operations and prospects.

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

The responsibility of the direction and operation of our business relies heavily on a small number of key people, including our CEO and COO. If any of our key employees or service providers cease their involvement in our business or, in the unfortunate situation one or more of them are seriously injured or dies, this loss would have a significant and likely adverse impact on us.

Our results of operations may be negatively impacted by a pandemic outbreak.

In December 2019, the novel coronavirus, or COVID-19, surfaced globally. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak. Multiple variants (including Delta and Omicron) have become prominent since the initial outbreak. Although these types of restrictions have been lifted in most places around the world, and vaccination rates have improved the situation, there can be no assurance that governments will not re-introduce such restrictions in the future for COVID-19 or some other pandemic. If such restrictions are re-introduced, we may be required to substantially reduce or cease operations in response.

Failure to effectively manage our growth could place strains on its managerial, operational and financial resources and could adversely affect its business and operating results.

As our digital asset infrastructure operations grow, the operational demands upon us will grow, and our success will depend upon our ability to meet those demands. Both the parent company and each of our subsidiaries require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce. Conversely, in times of contraction in the industry we will need to adjust our business and cut costs and sell or end unviable projects. Our failure to do so could adversely affect our business and operating results.

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

We are subject to construction risks.

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

Risks Relating to Cryptocurrency Mining, Bitcoin Price and Technology

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

The open-source structure of the cryptocurrencies network protocols means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging or latent issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Modification or changes to the Bitcoin protocol by a sufficient number of users (known as a “fork”) may lead to unforeseen bugs or other negative outcomes for Mawson and miners in general. Changes to our latent issues in a digital asset network which we are mining could materially adversely affect our business, financial condition, results of operations and prospects.

The incentive for Bitcoin mining may decrease over time as the reward decreases.

A Bitcoin halving occurs when block rewards, or the number of Bitcoins entering circulation whenever a block is produced (approximately every 10 minutes), is reduced by half. This means a new Bitcoin will be subsequently issued half as fast as before. This occurs on a schedule built into Bitcoin’s programming and happens every 210,000 blocks with the purpose being to issue the total supply into the market less frequently over time. This supply effect increases Bitcoin’s scarcity, which has, historically, increased its price. When Bitcoin first started, 50 Bitcoins were rewarded to miners per block produced. The reward has decreased over the years and, to date, following the last halving event in May 2020, the block reward is 6.25 Bitcoins per block. Halving events will continue until the block reward reaches zero. The process will end with a predetermined total of 21 million Bitcoins, estimated to be around the year 2140. Although, at each prior halving event, the short-term subsequent effect on the Bitcoin price has been an increase in price, this trend may not continue in the future and may have a reverse effect on the Bitcoin price, in which case, our business, financial condition, results of operations and prospects may be materially adversely affected.

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

Cryptocurrency firms may be forced to sell their Bitcoin or cryptocurrency holdings putting downward pressure on the Bitcoin price.

A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin. In a low profit margin environment, a higher percentage could be sold into the digital asset exchange market more rapidly, thereby potentially reducing digital asset prices. Lower digital asset prices could result in further tightening of profit margins, particularly for mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable and remove mining power from the respective digital asset network. The network effect of reduced profit margins resulting in greater sales of newly mined digital assets could result in a reduction in the price of digital assets that could adversely impact our business, financial condition, results of operations and prospects. This process was manifest in 2022, And may continue or occur again in the future.

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

To the extent that the digital asset exchanges / custodians representing a substantial portion of the volume in digital asset trading are involved in fraud or experience security failures or other operational issues, such digital asset exchanges / custodians’ failures may result in a reduction in the price of some or all digital assets and can adversely affect us.

The digital asset exchanges / custodians on which the digital assets trade are relatively new (compared to actors in traditional financial services) and, in most cases, largely unregulated, or subject to little oversight. Furthermore, many digital asset exchanges / custodians (including several of the most prominent USD denominated digital asset exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges / custodians, including prominent exchanges / custodians handling a significant portion of the volume of digital asset trading.

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

Future digital assets and digital currency development may lessen the usage of Bitcoin.

Digital asset technology is rapidly advancing and changing and new digital assets are created regularly. New digital assets competing with the digital assets we specialize in (such as Bitcoin) may increase in popularity and in turn cause a decline in the value of Bitcoin, which may in turn lead to a decline in the Bitcoin network and our ability to generate revenue from our current mining activities. This may include the development of so-called central bank digital currencies (CBCDs). Many governments around the world, and central banks are reportedly considering or studying the potential for CBCDs, including the Australian federal government and the Reserve Bank of Australia and the United States Federal Reserve.

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

Governments and corporations around the world are conducting research and development to produce quantum computers which will be much more powerful than modern computers. The potential capability of quantum computers poses a potential threat to the underlying cryptographic protections that the Bitcoin blockchain protocol relies on, and therefore to the reliability of the blockchain, and may therefore undermine users’ trust in Bitcoin and digital currencies in general. For example, a quantum computer may provide the possibility of decrypting user private keys and forging transaction signatures, undermining the integrity of the blockchain. A loss of trust in the digital currencies due to the ability of quantum computing to undermine security protocols will likely have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Laws, Regulatory Frameworks, and Legal Action

Digital assets such as Bitcoin are likely to be more highly regulated.

Digital assets and cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. We do not believe our mining activities require registration to conduct such activities and accumulate digital assets. Nevertheless it is likely that regulation in the digital asset industry will increase. We cannot be certain of future regulatory developments or interpretations, and it is difficult to list or describe all the risks that Mawson may be subject to in this space.

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

Regulatory changes or interpretations of our activities require us or any of our affiliates to register as a money services business (“MSB”) under the regulations promulgated by FinCEN

The U.S. Bank Secrecy Act (“BSA”) may require us to register and comply with it and its regulations. If regulatory changes or interpretations of our activities require the licensing or other registration as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek license or otherwise register and comply with such state law. In the event of any such requirement, to the extent we decide to continue, the required registrations, licenses and regulatory compliance steps may result in extraordinary, non-recurring expenses to us and even in a decision to cease our digital asset infrastructure operations.

To the extent that our activities cause us to be deemed a MSB under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), a unit of the U.S. Treasury Department focused on money laundering under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate we implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. In addition, to the extent that our activities cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services requires a “BitLicense” for businesses that conduct “virtual currency business activity,” and the Conference of State Bank Supervisors has proposed a model statute for state level “virtual currency” regulation, which may result in other states requiring virtual currency businesses to seek licenses as money transmitters. Several states have finalized, or are in the processes of finalizing, virtual currency regulatory regimes that require money transmitter licenses for virtual currency businesses.  Licensed money transmitters are subject to, among other things, the BSA, restrictions and requirements with respect to the investment of customer funds and use and safeguarding of customer funds and crypto assets, and bonding, net worth, customer notice and disclosure, reporting and recordkeeping requirements applicable to the company, as well as control persons and inspection and examination by state regulatory agencies. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone who exchanges a digital currency for another currency to become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of Bitcoin and other digital assets. We will continue to monitor for developments in such legislation, guidance or regulations.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly adversely affecting our business, financial condition, results of operations and prospects. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determined not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate our business. Any such action may materially adversely impact our business, financial condition, results of operations and prospects.

If regulatory changes or interpretations require the regulation of Bitcoins under the Securities Act and Investment Company Act by the SEC, we may be required to register and comply with such regulations.

Current and future legislation and the SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoins are treated for classification and clearing purposes. As of the date of this report/information statement, we are not aware of any rules that have been proposed to regulate Bitcoins as securities, but we cannot be certain as to how future regulatory developments will impact the treatment of Bitcoins under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our business, financial condition, results of operations and prospects. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect our business, financial condition, results of operations and prospects.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that our management maintain a system of internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It also requires that our management annually evaluate whether our internal control over financial reporting is effective at providing reasonable assurance and to disclose its assessment to investors. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting. As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as December 31, 2022, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

We may become subject to certain claims, legal proceedings (including individual and class actions) and government investigations or enforcement actions, including in the ordinary course of business. Agreements entered into by Mawson sometimes include indemnification provisions which can subject Mawson to costs and damages in the event of a claim against an indemnified third party. Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to operations and distracting to management. If Mawson is unable to successfully defend itself against such claims, then it may become liable to make substantial payments to satisfy judgments, fines or penalties, or alter, delay, limit or cease some or all its business practices. Mawson may suffer damage to our brand and reputation.

Risks Relating to the Ownership of Our Common Stock and Other Common Risks

The trading price of our common stock is likely to continue to be volatile.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced fluctuations due to market dynamics, the Bitcoin downturn, and a Reverse Stock Split. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our common stock may be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception of our company or management and other factors outside of our control may additionally impact Mawson’s stock price

Our financial results may vary significantly from period to period due to fluctuations in our revenue, operating costs and other factors.

We expect our period-to-period financial results to vary based on a variety of factors, which we anticipate will fluctuate due to external factors such as the Bitcoin price and energy costs, may not be consistent or linear between periods. As a result of these factors, quarter-to-quarter comparisons of our financial results may not be useful, and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet the expectations of equity research analysts, ratings agencies or investors, who may be focused only on short-term quarterly financial results. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We may provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new exahash. Our guidance is based on certain assumptions, and may vary from actual results, If our assumptions are not met or are impacted as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal place of business is located at 201 Clark Street, Sharon, Pennsylvania 16146 where we have approximately 2,000 feet of office space. The entire Sharon site is approximately 11,800 square feet. Our principal executive offices are located at 97 Pacific Highway North Sydney NSW Australia where we license approximately 710 square feet of office space.

We have long term leases for each of our two mining facilities at two separate leased properties in Midland and Sharon Pennsylvania USA. Both are former regional industrial sites which Mawson is bringing back to life. The Midland site was formerly a large steelworks. The Sharon site is solely occupied by Mawson, and was formerly a [railway logistics yard].

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock, par value $0.001, trades on The Nasdaq Stock Market LLC under the symbol “MIGI”.

Holders

As of March 17, 2023, there were approximately 136 stockholders on record. The actual number of beneficial owners of our stock is greater than this number of record holders because there are beneficial owners whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Our ability to pay cash dividends is subject to limitations imposed by state law.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2022, Mawson entered into a letter variation relating to some of its Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. Payments of the interest were permitted to be made partially in common stock of Mawson, at Mawson’s election. All of the investors included in this letter variation elected for the pre-payment option and therefore $3.1 million principal repayments made during November 2022, Mawson issued 104,178 unregistered shares of our common stock to the holders of the Secured Convertible Promissory Notes during January 2023. These shares issued were valued at $0.28 million on the date of issuance and represented a partial payment of the interest on the debt.

We believe that the foregoing sales qualified for exemption under Section 4(a)(2) of the Securities Act and/or Regulation D, as promulgated under the Securities Act, since the issuance of the securities by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(a)(2) due to the type of investors, the insubstantial number of investors involved in the offering, the size of the offering, the manner of the offering and number of securities offered. In addition, these security holders represented as to the necessary investment intent as required by Section 4(a)(2) and/or Regulation D. We did not employ an underwriter in connection with the issuance of the securities described above.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars.

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023 Mawson executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023.

Overview

Mawson is a ‘Digital Asset Infrastructure’ business, which owns and operates (through its subsidiaries) modular data centers (“MDCs”) in the United States. We are also developing technology to enable us to own and better operate MDCs.

Our primary business is the ownership and operation of the digital infrastructure associated with the operation of blockchain applications. Application-Specific Integrated Circuit (“ASIC”) computers known as Miners enable the ‘mining’ of digital assets such as Bitcoin. We currently operate in one site located in Pennsylvania USA. The Miners we operate are predominately focused on the process of digital mining, specifically for Bitcoin.

In exchange for powering down our systems and curtailing the power we get from the grid in response to instances of high electricity demand, we receive net energy benefits. We also have a contract with our energy provider where we can trade our energy to achieve net energy benefits. We have recognized a derivative asset on our balance sheet for the contract we have with our energy provider, which has been measured at fair value with any changes in fair value recognized in our statement of operations.

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

As of December 31, 2022

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	8,792	-	8,792
Total miners on order		-	-
Total miners in storage	15,010	-	15,010
Total miners	23,802	-	23,802

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

Recent Developments.

On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC (“Celsius Mining”), pursuant to which Luna Squares LLC provides a hosting facility, electrical power and internet access to Celsius Mining for the purposes of installing, maintaining and operating Celsius Mining’s ASIC machines (cryptocurrency mining equipment) for a monthly services fee based on power consumption, plus an infrastructure fee, plus a market margin. In addition, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000 (“Principal”), for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note (the “Promissory Note”) in the principal amount equal to the Principal. The Promissory Note accrues interest daily at a rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter following the closing. The Promissory Note has a maturity date of August 23, 2023. . The Promissory Note includes customary events of default and remedies. In connection with the transaction, Mawson issued to Celsius Mining, warrants to purchase up to 3,850,000 shares of common stock, par value $0.001 per share, of Mawson at an exercise price of US$6.50 per share. The warrant may be exercised at any time after issuance and until the later to occur of the eighteen (18) month anniversary of issuance and the date on which the Promissory Note has been completely repaid. The outstanding loan balance as at December 31, 2022 is $14.0 million.

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, CEO, a director and a significant stockholder of the Company is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large shareholder of Vertua Ltd. The lease contains market standard legal terms, and has a 5 year term, and Luna Squares LLC has 2 options to extend the term for 5 years each. The Audit Committee of the Company has compared the rent and terms to other arms’ length leases the Company has entered into and formed the view the rent is in line with the market for similar properties. Rent is subject to annual increases equal to the CPI for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available. Upon the recommendation from the Audit Committee, the directors of the Company, other than James Manning, were made aware of the material facts as to Mr. Manning’s interest in the lease and authorized the Company in good faith to enter the lease after determining the lease to be fair to the Company.

 On May 12, 2022, Luna Squares Texas LLC (our wholly owned subsidiary) entered into an Option Agreement and Gross Profit Agreement with JAI TX, LLC and then signed or took and assignment of 4 leases for properties in Texas (all in close proximity) with the intent to develop MDC facilities for mining Bitcoin. Luna Squares Texas LLC intended to execute relevant power agreements, with the expectation that the four locations could provide a combined 120MW of power. Rent under the leases ranges from $1,500 to $5,227.20 per acre per annum. The lessors include a substantial listed holder of land in Texas, and family groups. Under the Option Agreement, JAI TX, LLC has the option to receive an issue of up to 20% of the membership interests in Luna Squares Texas LLC. The purchase prices will be a share of capital costs equal to the membership interest acquired by JAI TX, LLC, and an amount of Luna Squares Texas LLC’s debt financing in proportion to JAI TX, LLC’s shareholding. In return for certain services provided by JAI TX, LLC, JAI TX, LLC will be entitled to a share of all Electric Reliability Council of Texas program payments paid to Luna Squares Texas LLC (“ERCOT Payment”), as well as a share of the Bitcoin profit from the Texas locations less certain costs, including depreciation. Capital costs for Luna Squares Texas LLC are expected to exceed $4.19m. See further details regarding the sale of Luna Squares Texas LLC below.

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

During June 2022 Mawson AU Limited entered into a share subscription and equipment sale deed with Tasmania Data Infrastructure Pty Ltd (“TDI”). TDI has a proposed 100% renewable energy Bitcoin Mining facility at the Que River Mine Site in Tasmania, Australia. Mawson AU Limited has agreed to exchange approximately 2,144 ASIC Bitcoin Miners for 107,042,254 fully paid issued shares in TDI.

On September 8, 2022, we entered into a (i) Purchase and Sale Agreement with CleanSpark (as amended, “Purchase Agreement”), and (ii) an Equipment Purchase and Sale Agreement. Pursuant to the Purchase Agreement, CleanSpark assumed from us a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia, and all personal property situated on the (“Georgia Property”). This transaction closed on October 8, 2022, CleanSpark paid the following consideration to the Company pursuant to the Purchase Agreement: (i) $13.50 million in cash; (ii) 1,590,175 shares of common stock, par value $0.001 per share of CleanSpark (valued at $4.8 million October 7, 2022), and (iii) $6.5 million in Seller financing in the form of promissory notes. The Promissory Note was paid down in full on December 16, 2022. Pursuant to the Equipment Purchase Agreement, CleanSpark purchased from the Company, application-specific integrated circuit miners, and this transaction closed on October 8, 2022 for $9.48 million in cash (which was later reduced to $9.02 million upon reduction in the number of miners). Additional consideration of 1,100,890 shares of CleanSpark Common Stock was paid to the Company pursuant to the Purchase and Sale Agreement after it successfully emptied all required modular data centers on the Georgia Property and made them available for use by CleanSpark. We achieved this on December 30, 2022 and received the shares on January 13, 2023. Further potential consideration of $2 million in cash if CleanSpark is able to utilize at least an additional 150 MW of power on the property by the six month anniversary of the Closing Date.

On March 8, 2023, the Company entered into a Member Interest Purchase Agreement (“MIPA”) as well as an Equipment Purchase and Sale Agreement (“EPSA”) with BMF Holding GP PTE. LTD. (“BMF”). Pursuant to the MIPA, the Company has agreed to sell all its member interests in Luna Squares Texas LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Company, and holds 4 leases in Texas, and various related contracts. Under the EPSA the Company will sell 59 transformers. Total consideration for this sale was $8.5 million and 400 Ethereum. As part of this transaction Luna Squares Texas LLC acquired all the memberships’ interests in an entity known as JAI TX LLC, which is party to some relevant contracts related to the Texas leases.

Our legacy business was as a clinical-stage biopharmaceutical company focused on the treatment of ophthalmic disorders, including dry eye syndrome. All of the economic benefits of any successful monetization of our LO2A business, if any, would benefit only the holders of contingent value rights (“CVR”) and any contingent right holders. Accordingly we assessed that the fair value of this asset at the acquisition date was $nil. The asset was therefore assessed as impaired and the prior carrying amount of $23.96 million has been fully expensed in the consolidated statements of operations for the year ended December 31, 2021.On March 8, 2021, the Company entered into the Contingent Value Rights Agreement (“CVR Agreement”), pursuant to which certain holders of the CVRs had certain rights to any value created in respect of the LO2A business previously carried on by the Company. Despite the holders’ representative’s good faith endeavors, the holders’ representative was unable to procure a suitable transaction. On March 9, 2023, the CVR Agreement was terminated, and the rights of the CVR holders under that agreement expired at the same time. On February 7, 2023, the Company entered into a share purchase agreement with N.Danenberg Holding (2000) Ltd to sell the Company’s shares or interests in Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd (“Wize Entities”) effective December 31, 2022 in consideration for $10,000. This transaction closed on March 9, 2023. As a result of the sale transaction the Wize Entities were deconsolidated from the group effective December 31, 2022.

COVID-19.

The COVID-19 global pandemic has been unpredictable and unprecedented. The Company relies on equipment supplied by third parties which, like many manufacturing businesses globally, are at risk of supply chain issues. While the effects of the COVID-19 pandemic have continued to recede, and we currently do not expect any material impact on our long-term development, operations, or liquidity, we continue to monitor the situation.

Regulation of Digital Assets

Digital assets and cryptocurrencies are constantly the subject of proposed regulatory oversight. In the USA most proposals relate to the issue of cryptocurrencies, and consumer protections. Some laws have been enacted in North America to limit Bitcoin mining activities in certain regions where the Company is not active, and no such laws are proposed in the areas where the Company is active, or plans to be active. China [reportedly] banned Bitcoin mining within its borders, which forced many local miners to commence mining activities in neighboring Kazakhstan, taking advantage of that country’s subsidized power. Due to the influx of mining activity, Kazakhstan was forced to import power from neighboring countries at great cost, however rather than ban mining activities the government has sought to minimize the negative effects of mining by issuing mining licenses and conditioning mining activity. We do not believe our mining activities require licensing or registration or any kind, including to conduct mining activities and selling of digital assets produced. Mawson does not accumulate or hold large amounts of digital assets for prolonged periods. It is likely that regulation in the digital asset industry will increase.

In the past it has also been noted that the SEC, the Commodity Futures Trading Commission (“CFTC”), Nasdaq or other governmental or quasi-governmental agency or organization (including similar authorities in other jurisdictions such as Australia) may conclude that our digital asset mining activities involve the offer or sale of “securities”, or ownership of “investment securities”, and we may face regulation under the Securities Act of 1933, as amended (the “Securities Act”) or the Investment Company Act of 1940. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on business, financial condition, results of operations and prospects of our business. The effect of any future regulatory change, including tax treatment, on digital assets or an entity dealing in or holding digital assets is impossible to predict, but such change could be substantial and adverse to our financial returns.

Environment, Sustainability, Governance

Mawson has a strategy to source renewable or sustainable sources of energy, including carbon-neutral or low carbon emissions sources for the majority of its operations. This is a key criteria when analyzing a new site for acquisition, or selling an existing site. Mawson believes it can make a positive contribution towards lowering carbon emissions by supporting low-emissions power sources.

The Company can provide, and has provided, electricity grid stability by curtailing its power usage during times of high power prices through its Energy Markets Program, for example through its membership in the PJM Market, and various demand response programs where they are available.

The Company recognizes the challenges posed by climate change, including regulatory, increased costs, and adverse weather events, and seeks to mitigate these risks by for example ensuring that it is informed of regulatory changes, keeping involved with industry groups and thought leaders, and ensuring that physical mitigation steps are undertaken, such as during the process if selecting sites in lower risk climates and regions (i.e. cooler climates, less prone to flooding, cyclones or wildfires), and then ensuring that the construction of the sites takes into account potential climate or weather-related events.

Results of Operations

Revenue

Cryptocurrency mining revenues from production for the years ended December 31, 2022 and 2021 were $43.11 million and $38.45 million respectively. This represented an increase of $4.65 million or 12% over the year. The increase in mining revenue for the year was primarily attributable to the increase in the Bitcoin produced, in total 1,342.59 were produced in 2022 compared with 808.88 in the 2021 period, or an increase of 66% of Bitcoin produced over the respective period. This increase is offset by an decrease in the in average price of Bitcoin, in the 2022 period the average price was $28,205 whereas in the 2021 period the average price was $47,390, or a 40% decrease in the average Bitcoin price over the respective period.

Hosting co-location revenue for the year ended December 31, 2022 and 2021 were $13.34 million and $0.85 million respectively. This increase is due to an increase in the number of co-location customers that we hosted during the year ended December 31, 2022.

Sales of crypto currency mining equipment for the year ended December 31, 2022 and 2021 were $14.24 million and $2.16 million, respectively.

Net energy benefits (which comprises curtailment income and sale of excess energy to the grid) for the years ended December 31, 2022 and 2021, were $13.70 million and $0 respectively. This increase is due to there being no income from energy contracts in the 2021 period because we did not offer this service at that time.

Operating costs and expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; share based payments; and depreciation and amortization.

Cost of revenues

Our cost of revenue consists primarily of: direct power costs related to cryptocurrency mining and hosting, and cost of mining equipment sold.

Cost of revenues for the year ended December 31, 2022 and 2021 were $47.72 million and $9.90 million, respectively. The increase in cost of revenue was primarily attributable to an increase in power costs related to energy costs to operate the mining equipment within our owned and hosting facilities.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, payroll, audit, and legal; equipment repairs; marketing; consultant fees; lease amortization and general office expenses.

Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were $25.85 million and $16.06 million respectively. The increase in selling, general and administrative expenses were attributable to a number of factors; payroll costs increased by $6.24 million due to an increase in employee numbers; equipment repairs increased by $2.11 million; lease amortization increased by $1.18 million due to new leases entered into during the year; marketing expense increased by $1.0 million and there was an increase in property business insurance by $0.8 million. These increases were partially offset by: a decrease in freight expenses by $1.37 million; a decrease in research and development expenses by $1.08 million; and a decrease in legal expenses by $0.8 million. The remaining increase in expenses relates to the increase in the scale of business operations during the year.

Share based payments

Share based payment expenses for the year ended December 31, 2022 and 2021 were $3.01 million and $22.49 million respectively. In the year to December 31, 2022, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $1.67 million and $1.26 million in relation to long-term incentives for the Company’s leadership team. Whereas in December 31, 2021 share based payments were largely attributable to HC Wainwright Warrants $6.18 million, W Capital Warrants of $5.78 million, $10.00 million for amounts related to the obligation of Mawson to issue RSU’s pursuant to the terms of the Bid Implementation Agreement for the Cosmos Transaction and $0.33 million costs recognized in relation long-term incentives for the leadership team.

Depreciation and amortization

Depreciation consists primarily of depreciation of cryptocurrency mining hardware and modular data center (MDC) equipment.

Depreciation and amortization for the year ended December 31, 2022, and 2021 were $63.20 million and $14.11 million, respectively. The increase is primarily attributable to the new miners and MDCs which have been procured and have come into use by the Company in the year ended December 31, 2022 being greater than in the year ended December 31, 2021, and the application of a revised estimate of the of the useful life of miners with effect from December 1, 2022 to better reflect the pattern of consumption the change being effected by changing the method of depreciation from reducing balance to the straight line method from that date.

Change in fair value of derivative asset

During the year ended December 31, 2022, there was a change in the fair value of the derivative asset by $11.30 million in relation to our power pricing arrangements.

Non-operating expense

Non-operating expenses consist primarily of interest expense, losses on foreign currency transactions, impairment of financial assets, loss on write off of property and equipment, fair value loss on investments, and share of losses of equity accounted investments.

During the year ended December 31, 2022, the realized and unrealized loss on foreign currency transactions was $6.67 million, and for the year ended December 31, 2021, there was a loss of $0.93 million.

Interest expense for the year ended December 31, 2022 and 2021 were $6.06 million and $1.64 million, respectively. This was an increase of $4.42 million which was attributable to the interest costs charged on the new loans taken out with Celsius Mining LLC, W Capital Advisors Pty Ltd and the Secured Convertible Promissory Notes issued in July of 2022.

There was a loss from the write off of property and equipment for the years ended December 31, 2022 and 2021 of $1.56 million and $0.47 million respectively.

There was an impairment of financial assets during the year to December 31, 2022 of $3.38 million, $2.06 million related to the equity accounted investment TDI, $1.13 million is related to the equity accounted investment Cosmos Asset Management Pty Ltd and $0.19 million in relation to the deconsolidation of the Wize Entities.

There was fair value loss on investments of $1.69 million during the year to December 31, 2022, this was in relation to the decrease in the share price of the investment held in CleanSpark, a NASDAQ listed company.

There were losses recognized for the share of losses in relation to equity accounted investments of $1.25 million and $0.37 million for the year ended December 31, 2022 and 2021 respectively. The current year loss related to the equity accounted investment in TDI whereas the prior year loss related to the equity accounted investment Distributed Storage Solutions Pty Ltd (“DSS”).

Non-operating income

Non-operating expenses consist primarily of profit on the sale of our Georgia site and other income.

During the year ended December 31, 2022, there was profit of site of $8.28 million. This sale was in relation to the sale of our Georgia bitcoin mining site which was sold to CleanSpark on October 7, 2022.

During the year ended December 31, 2022, there was other income recognized which mainly consisted of the license of our intellectual property of $1.46 million and $0.53 million for curtailment income. The license of our intellectual property relates to consulting and advisory services to enable TDI to build a facility in Tasmania, Australia.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss for the years ended December 31, 2022 and 2021 of $52.76 million and $44.96 million, respectively.

Non-GAAP Financial Measures

The Company utilizes a number of different financial measures, both GAAP and non-GAAP, in analyzing and assessing its overall business performance, for making operating decisions and for forecasting and planning future periods. The Company considers the use of non-GAAP financial measures helpful in assessing its current financial performance, ongoing operations and prospects for the future. While the Company uses non-GAAP financial measures as a tool to enhance its understanding of certain aspects of its financial performance, the Company does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. Consistent with this approach, the Company believes that disclosing non-GAAP financial measures to the readers of its financial information provides such readers with useful supplemental data that, while not a substitute for GAAP financial measures, allows for greater transparency in the review of its financial and operational performance. Investors are cautioned that there are inherent limitations associated with the use of non-GAAP financial measures as an analytical tool. In particular, non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and will be reflected in the company’s financial results for the foreseeable future. In addition, other companies, including other companies in the Company’s industry, may calculate non-GAAP financial measures differently than the Company does, limiting their usefulness as a comparative tool.

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

	For the Years Ended December 31,
	2022	2021
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	(54,035,559)	(45,461,664)
Share of net loss of associates accounted for using the equity method	1,254,025	368,426
Depreciation and amortization	63,200,178	14,113,730
Share based payments	3,012,480	22,491,100
Unrealized and realized losses	6,673,124	932,866
Other non-operating revenue	(2,401,555)	(902,629)
Other non-operating expenses	7,624,435	2,114,699
Tax	-	277,717
LO2A write-back	-	23,963,050
Impairment of financial assets	3,375,230	-
Fair value loss on investments	1,694,388	-
EBITDA (non-GAAP)	$30,396,746	$17,897,295

	For the Quarters Ended December 31,
	2022	2021
Revenue	$16,852,208	$19,647,771
Cost of revenues (excluding depreciation)	(6,759,938)	(3,686,578)
Gross Profit	10,092,270	15,961,193
Reconciliation of non-GAAP adjusted EBITDA:
Net Profit/(loss):	(18,808,069)	1,804,928
Share of net loss of associates accounted for using the equity method	1,254,025	90,630
Depreciation and amortization	17,138,505	6,186,396
Share based payments	887,806	711,203
Unrealized and realized losses	310,530	204,309
Other non-operating revenue	(469,603)	(322,924)
Other non-operating expenses	3,263,618	1,040,202
Tax	-	276,216
Fair value loss on investments	1,694,388	-
Impairment of financial assets	2,240,682	-
EBITDA (non-GAAP)	$7,511,882	$9,990,960

Liquidity and Capital Resources

General

For the year ended December 31, 2022, we financed our operations primarily through:

1.	Net cash provided by operating activities of $14.26 million;

2.	On October 15, 2021, an expansion of the Equipment Finance and Security Agreement was entered into with Foundry Digital LLC (“Foundry”) to purchase an additional 2000 Whatsminers M30’s delivered in October 2021. In total $13,185,062 was borrowed from Foundry. The amounts due were repaid in full on October 17 2022;

3.	On December 9, 2021, MIG No.1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd (“Marshall”) with a total loan facility of AUD$20 million (USD$12.98 million). Principal repayments began in November 2022. The outstanding balance as at December 31, 2022, is USD$10.21 million.

4.	On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000, for the purpose of funding the infrastructure required to meet part of the obligations of the Co-Location Agreement. The Secured Promissory Note evidencing this loan accrues interest daily at rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, with principal repayments starting in the third quarter following the closing. This Secured Promissory Note has a maturity date of August 23, 2023. The outstanding principal balance as at December 31, 2022, is $14.0 million.

5.

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3,600,000 in exchange for an aggregate of $3,600,000. The Secured Convertible Promissory Notes are convertible at the option of the holder at a price of $0.85 per share of our common stock. The Secured Convertible Promissory Notes bear interest of twenty percent (20%) per annum. One-half of the interest that accrues each month on the Secured Convertible Promissory Notes must be paid monthly. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Notes, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) one year after its issuance, or (ii) following an event of default. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. Payments of the interest may be made partially in common stock of the Company, at the Company’s election. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022.

6.

On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3 million (USD$1.9 million). This was amended on September 29, 2022, and the loan facility was increased to AUD$8 million (USD$5.2 million). As at December 31, 2022, AUD$4.9 million (USD$3.37 million) has been drawn down from this facility. The Secured Loan Facility accrues interest daily at a rate of 12% per annum and is paid monthly. Principal repayments due March 2023.

During the year ended December 31, 2022 we repaid $28.0 million of principal payments against the historical facilities provided by Foundry, Celsius, Marshall, W Capital and the convertible notes.

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

Working Capital and Cash Flows

As of December 31, 2022, and December 31, 2021, we had cash and cash equivalent balance of $0.95 million and $5.47 million in cash and cash equivalents, respectively.

As of December 31, 2022, and December 31, 2021, the trade receivables balance was $10.46 million and $5.61 million respectively.

As of December 31, 2022, we had $23.61 million of outstanding short-term borrowings, and as of December 31, 2021, we had $11.10 million of short-term borrowings. The short-term borrowings as of December 31, 2022, relate to Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd. As of December 31, 2022, and as of December 31, 2021, we had $4.51 million and $7.64 million, respectively, of outstanding long-term borrowings. The long-term borrowings as of December 31, 2022, relate to the secured loan facility with Marshall Investments MIG Pty Ltd.

As of December 31, 2022, we had negative working capital of $15.17 million and as at December 31, 2021, we had negative working capital of $8.63 million. The decrease in working capital was primarily attributable to an increase in the Company’s short term and long-term borrowings during 2022, as compared to 2021.

The following table presents the major components of net cash flows (used in)/provided by operating, investing and financing activities for the year ending December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Net cash provided by operating activities	$14,256,294	$22,953,792
Net cash used in investing activities	$(32,540,422)	$(128,247,751)
Net cash provided by financing activities	$13,986,496	$109,854,460

For the year ended December 31, 2022, net cash provided by operating activities was $14,256,294 and for the year ended December 31, 2021, net cash used in operating activities was $22,953,792. The decrease in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the year ended December 31, 2022, and 2021, net cash used in investing activities was $32,540,422 and $128,247,751, respectively. The decrease in net cash used in investing activities was primarily attributable to the decrease in the acquisition of cryptocurrency mining equipment.

For the year ended December 31, 2022, and 2021, net cash provided by financing activities was $13,986,496 and $109,854,460, respectively. The decrease in net cash provided by financing activities was primarily attributable to proceeds from the capital raises which occurred in the prior period.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2v to our audited consolidated financial statements for the year ended December 31, 2022.

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

Asset class	Useful life	Depreciation Method
Fixtures and Fittings	5 years	Straight-Line
Plant and equipment	10 years	Straight-Line
Modular data center	5 years	Declining
Motor Vehicles	5 years	Straight-Line
Computer equipment	3 years	Straight-Line
Processing Machinery (Miners)	2 years	Straight-Line
Transformers	15 years	Straight-Line
Leasehold improvements	Lease term	Straight-Line

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

The Company changed its policy in relation to freight costs in relation to processing machines with effect from October 1, 2021. Prior to this date these costs were expensed to the statement of operations and profit and loss, and afterwards these costs are capitalized into processing machinery. This change resulted in an increase in processing machines in the balance sheet of $3,130,638 as at December 31, 2022, and an increase in the depreciation charge to the year to December 31, 2022 statement of operations and profit and loss of $84,735 over the prior treatment.

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

	Fair value measured at December 31, 2022
	Total carrying value as at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$11,299,971	-	-	11,299,971
Marketable securities	$3,243,957	$3,243,957	$-	$-

	Fair value measured at December, 2021
	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$-	$-	$-	$-
Marketable securities	$326,801	$326,801	$-	$-

Level 1 Assets:

The Company held 50 million shares in DXN Limited (“DXN”), an Australian Securities Exchange (“ASX”) listed company as at December 31, 2021. This was recorded at fair value with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The fair value of the DXN investment is classified in Level 1 of the fair value hierarchy as it is quoted on an active market, that being the ASX. During the year ended December 31, 2022, the Company sold all its shares in DXN.

The Company holds 1.59 million shares in CleanSpark, as at December 31, 2022. This was recorded at fair value with changes in fair value recognized in the accompanying consolidated statements of operations. The fair value of the CleanSpark investment is classified in Level 1 of the fair value hierarchy as it is quoted on an active market, that being the Nasdaq.

Level 3 Assets:

Power Supply Agreement

In June 2022, the Company entered into a Power Supply Agreement with Energy Harbor LLC, the energy supplier to the Company’s Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through to December 2026. If the Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy Harbor LLC.

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

The Power Supply Agreement was classified as a derivative asset from the quarter ended 30 June 2022 and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2026. In addition, the Company adopted a further discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

The material weaknesses identified are described below.

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

Controls over the financial statement close and reporting process. Controls were not adequately designed or implemented in the financial statement close and reporting process. This includes controls related to complex and judgmental accounting transactions including business acquisitions and divestures, derivatives, manual journal entries, account reconciliations and financial statement policies and disclosures.

Information and Technology Controls. There are control deficiencies related to information technology (“IT”) general controls that aggregate into a material weakness. Deficiencies identified include lack of controls over access to programs and data, program changes, program development, program changes and general IT controls.

Data from third parties. The Company did not properly execute its designed controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and hosting revenue, net energy benefits, and cryptocurrency assets.

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

Notwithstanding the identified material weaknesses and management’s assessment that our internal control over financial reporting was not effective as of December 31, 2022, management believes that the consolidated financial statements included in this quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Our management continues to work to improve its controls related to our material weaknesses. With the oversight of senior management and our audit committee, we continue to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the year ended December 31, 2022, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	At the start of the financial year, we performed a risk assessment and designed controls for all significant business processes. Subsequently, we have continued to refine our design assessment and we have gradually implemented controls over the course of the year. Key remediation efforts performed include the expansion of our finance and compliance team, the implementation of entity level controls and process level controls over financial reporting and IT, and the implementation of new systems and applications in support of creating an effective and sustainable control environment. A number of controls remain to be implemented in the upcoming financial year.

The material weaknesses in our internal control over financial reporting will not be considered remediated as controls did not operate for a sufficient period of time up to the end of the financial year, to be tested for and concluded on for effectiveness.

Remediation efforts for upcoming financial year will be focused on refining and implementing the remainder of controls and validating the effectiveness of implemented controls using criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Directors, Named Executive Officers and Corporate Governance” contained in our definitive proxy statement for our 2023 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2023 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2023 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2023 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Principal Accountant Fees and Services” contained in our definitive proxy statement for our 2023 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibit and Financial Statement Schedules

(1) Financial Statements.

The following consolidated financial statements are filed as part of this Annual Report:

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 6714)

To the Board of Directors and Stockholders of Mawson Infrastructure Group Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mawson Infrastructure Group Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2022 and 2021, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for property and equipment in 2021.

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

Critical Audit Matters

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

Evaluation of the Recognition and Disclosure of Digital Currency Mining Revenue

As disclosed in Note 2 to the financial statements, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides computing power to bitcoin mining pools in exchange for the award of non-cash consideration in the form of bitcoin, which the Company measures at fair value on the date awarded.

We identified the recognition, measurement and disclosure of bitcoin mining revenue as a critical audit matter because of the complexity of auditing this revenue. This is because mining digital assets is an emerging industry with unique technological aspects that raise a number of auditing challenges and significant audit effort is required, and that there is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for mining of digital currencies.

The Company has exercised significant judgement in determining appropriate accounting treatment for the recognition, measurement and disclosure of revenue from bitcoin mining operations. During the year ended December 31, 2022, the Company recognized digital currency mining revenue of approximately $43.1 million.

The primary procedures we performed to address this critical audit matter included the following:

●	Evaluated the design and effectiveness of the IT general controls over the Company’s IT environment and key financially relevant systems

●	Evaluated the design and effectiveness of certain financial controls pertaining to the Company’s processes for identifying and recognizing revenue from Bitcoin Mining

●	Independently confirmed certain data and records of digital currency rewarded directly with mining pools;

●	Independently confirmed certain data and records of digital currency disposed of directly with digital currency exchanges;

●	Compared the Company’s records of digital currency rewarded from mining activities to publicly available blockchain records;

●	Evaluated management’s rationale for the application of ASC 606 to account for digital currency awards earned;

●	Evaluated and tested management’s rationale and documentation associated with the valuation of Bitcoin awards earned; and

●	Evaluated management’s disclosures of its digital currency activities in the financial statements and footnotes.

LNP Audit and Assurance International Pty Ltd

/s/ Anthony Rose
Anthony Rose
Director

Sydney, NSW, Australia

March 23, 2023

We have served as the Company’s auditor since 2021.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$946,265	$5,467,273
Prepaid expenses	3,488,868	332,154
Trade and other receivables	10,458,076	5,606,780
Assets held for sale	5,446,059	-
Cryptocurrencies	-	40,800
Total current assets	20,339,268	11,447,007
Property and equipment, net	91,016,498	76,936,850
Derivative asset	11,299,971	-
Equipment deposits	-	51,369,216
Equity accounted investments	2,085,373	-
Marketable securities	3,243,957	326,801
Security deposits	2,524,065	1,246,236
Operating lease right-of-use asset	2,819,933	3,968,262

Total assets	$133,329,065	$145,294,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$10,572,061	$7,746,988
Current portion of operating lease liability	1,300,062	1,222,382
Current portion of finance lease liability	30,702	8,105
Borrowings	23,610,583	11,095,388
Total current liabilities	35,513,408	20,072,863
Trade and other payables	15,328,445	-
Operating lease liability, net of current portion	1,727,975	2,962,765
Finance lease liability, net of current portion	83,223	38,764
Long-term borrowings	4,509,894	7,639,391
Total liabilities	57,162,945	30,713,783

Commitments and Contingencies (note 15)	-	-

Shareholders’ equity:
Additional paid-in capital; Common stock (90,000,000 authorized, 13,625,882 issued and outstanding $0.001 par value shares). Series A preferred stock (1,000,000 authorized shares; nil issued and outstanding as at December 31, 2022)	194,308,185	186,389,568
Accumulated other comprehensive income (loss)	5,021,467	(521,094)
Accumulated deficit	(122,257,628)	(71,123,259)
Total stockholders’ equity	77,072,024	114,745,215
Non-controlling interest	(905,904)	(164,626)
Total liabilities and stockholders’ equity	$133,329,065	$145,294,372

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Revenues:
Cryptocurrency mining revenue	43,106,162	38,446,438
Hosting Co-Location revenue	13,340,143	852,954
Sale of equipment	14,237,860	2,157,651
Net energy benefits	13,701,242	-
Other revenue	-	2,405,613
Total revenues	84,385,407	43,862,656
Less: Cost of revenues (excluding depreciation)	47,714,895	9,904,273
Gross profit	36,670,512	33,958,383
Selling, general and administrative	25,850,177	16,061,088
LO2A write off	-	23,963,050
Share based payments	3,012,480	22,491,100
Depreciation and amortization	63,200,178	14,113,730
Total operating expenses	92,062,835	76,628,968
Change in fair value of derivative asset	11,299,971	-
Loss from operations	(44,092,352)	(42,670,585)
Non-operating income/(expense):
Losses on foreign currency transactions	(6,673,124)	(932,866)
Share of net loss of associates accounted for using the equity method	(1,254,025)	(368,426)
Other income	2,401,555	902,629
Interest expense	(6,063,894)	(1,643,724)
Loss on write off property, plant and equipment	(1,560,541)	(470,975)
Profit on sale of site	8,276,440	-
Unrealized loss on marketable securities	(1,694,388)	-
Impairment of financial assets	(3,375,230)	-
Loss before income taxes	(54,035,559)	(45,183,947)
Income tax expenses	-	(277,717)
Net Loss	(54,035,559)	(45,461,664)
Less: Net loss attributable to non-controlling interests	(1,273,251)	(497,944)

Net Loss attributed to Mawson Infrastructure Group shareholders	(52,762,308)	(44,963,720)

Net Loss per share, basic & diluted	$(4.16)	$(4.79)
Weighted average number of shares outstanding	12,695,654	9,383,971

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021
Net Loss	(54,035,559)	(45,461,664)
Other comprehensive income/(loss)
Foreign currency translation adjustment	5,542,561	820,732
Comprehensive loss	(48,492,998)	(44,640,932)
Less: Comprehensive loss attributable to non-controlling interests	(1,275,297)	(497,944)
Comprehensive loss attributable to common stockholders	(47,217,701)	(44,142,988)

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2021	11,791,085	611,504	165,600,831	20,177,233	(521,094)	(71,123,259)	114,745,215	(164,626)	114,580,589
Issuance of common stock, stock based compensation	3,131	19	134,880	408,584	-	-	543,483	-	543,483
Issuance of warrants	-	-	(10,243,200)	11,911,533	-	-	1,668,333	-	1,668,333
Issuance of RSU’s and stock options	410,165	2,454	6,037,506	(5,292,988)	-	-	746,972	-	746,972
Issuance of common stock, net of offer costs	1,421,501	-	5,877,513	-	-	-	5,877,513	-	5,877,513
Net loss	-	-	-	-	-	(52,762,308)	(52,762,308)	(1,273,251)	(54,035,559)
Other comprehensive income	-	-	-	-	5,542,561	-	5,542,561	(2,046)	5,540,515
Non-controlling interest	-	-	(917,684)	-	-	1,627,939	710,255	534,019	1,244,274

Balance as of December 31, 2022	13,625,882	613,977	166,489,846	27,204,362	5,021,467	(122,257,628)	77,072,024	(905,904)	76,166,120

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2021

	Series A Preferred Stock (#)	Series A Preferred Stock ($)	Common Shares (#)	Common Stock* (#)	Common Stock ($)	Share Subscription Receivable	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity

Balance as of December 31, 2020	-	-	7,539,275	-	-	(16,690)	34,457,051	652,949	(1,341,826)	(26,159,539)	7,591,945	(27,066)	7,564,879
Exchange of stock and Reverse recapitalization of Wize Pharma Inc	178	-	(7,539,275)	8,531,361	511,882	-	(5,436,541)	-	-	-	(4,924,659)	-	(4,924,659)
Issuance of common stock, net of offer costs, PIPE transaction	-	-	-	416,667	25,000	-	2,975,000	-	-	-	3,000,000	-	3,000,000
Issuance of convertible notes, net of offer costs	-	-	-	-	-	-	20,301,427	-	-	-	20,301,427	-	20,301,427
Issuance of warrants	-	-	-	-	-	-	(7,571,740)	16,817,286	-	-	9,245,546	-	9,245,546
Issuance of common stock, net of offering costs / at-the market offerings	-	-	-	1,437,094	8,592	-	74,912,708	-	-	-	74,921,300	-	74,921,300
Fair value of IPR&D acquired, net of Business Combination transaction costs	-	-	-	-	-	-	24,765,831	-	-	-	24,765,831	-	24,765,831
Fair value adjustment of LO2A intellectual property revenue sharing obligation	-	-	-	-	-	-	5,440,863	-	-	-	5,440,863	-	5,440,863
Issuance of common stock, stock based compensation	-	-	-	33,154	4,140	-	358,104	5,782,051	-	-	6,144,295	-	6,144,295
Issuance of common stock, settlement of convertible note interest	-	-	-	14,493	8,691	-	851,680	-	-	-	860,371	-	860,371
Issuance of RSU’s and stock options	-	-	-	-	-	-	890,251	10,332,552	-	-	11,222,803	-	11,222,803
Issuance of common stock, conversion of Series A preferred stock	(178)	-	-	2,967	-	-	-	-	-	-	-	-	-
Issuance of common stock, on conversion of convertible notes	-	-	-	1,060,448	63,627	-	-	-	-	-	63,627	-	63,627
Issuance of common stock, exercise of warrants	-	-	-	290,808	1,820	-	13,468,875	(13,346,668)	-	-	124,027	-	124,027
Issuance of stock by subsidiary to non-controlling interest	-	-	-	-	-	-	406,534	-	-	-	406,534	511,150	917,684
Purchase remaining non-controlling interest of Luna Squares LLC	-	-	-	-	-	-	(241,713)	-	-	-	(241,713)	(150,766)	(392,479)
Exercise of RSU’s	-	-	-	4,063	24	-	60,913	(60,937)	-	-	-	-	-
Other	-	-	-	30	(12,272)	16,690	(38,412)		-	-	(33,994)	-	(33,994)
Net loss	-	-	-	-	-	-	-	-	-	(44,963,720)	(44,963,720)	(497,944)	(45,461,664)
Other comprehensive loss	-	-	-	-	-	-	-	-	820,732	-	820,732	-	820,732
Balance as of December 31, 2021	-	-	-	11,791,085	611,504	-	165,600,831	20,177,233	(521,094)	(71,123,259)	114,745,215	(164,626)	114,580,589

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(54,035,559)	(45,461,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,200,178	14,113,730
LO2A write offs	-	23,963,050
Non-cash lease expense	1,619,627	491,782
Unrealized loss on marketable securities	1,694,471	-
Unrealized gain on derivative asset	(11,299,971)	-
Non-cash proceeds from the sale of intellectual property	(1,448,187)	-
Impairment on equity accounted associate investment	2,060,779	-
Non-cash consideration received in the form of shares	(7,033,825)	-
Loss on write off on property and equipment	1,560,541	-
Non-controlling interest	1,244,274	-
Share of loss of equity accounted investments	1,284,398	368,426
Interest on convertible notes satisfied by issue of notes	-	860,399
Interest accrued	30,502	-
Foreign exchange loss	1,547	1,026,770
Loss on sale of shares	4,807	72,623
Share based payments	3,012,480	22,491,100
Gain on disposal of fixed assets	(3,526,226)	(283,434)
Acquisition of Wize Pharma Inc	-	5,436,541
Buyout of non-controlling interest	-	(150,766)
Changes in operating assets and liabilities
Trade and other receivables	(605,480)	(4,991,635)
Other current assets	(4,863,945)	(847,872)
Trade and other payables	21,355,883	5,864,742
Net cash provided by operating activities	14,256,294	22,953,792
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(49,978,074)	(76,804,866)
Proceeds from sale of investments	165,316	-
Deposits received in relation to sale of Georgia site	27,170,531	-
Purchase of investment shares	-	(767,850)
Proceeds from sales of property and equipment	22,156,131	694,181
Payment of fixed asset deposits	(32,054,326)	(51,369,216)
Net cash used in investing activities	(32,540,422)	(128,247,751)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common share issuances	6,698,221	85,102,014
Proceeds from convertible notes	3,600,000	20,301,427
Payments of capital issuance costs	(793,172)	(6,122,429)
Proceeds from borrowings	34,256,475	14,269,454
Proceeds from shareholder loans		-
Repayment of lease liabilities	(1,776,144)	(230,962)
Repayments of borrowings	(27,998,884)	(3,465,044)
Net cash provided by financing activities	13,986,496	109,854,460
Effect of exchange rate changes on cash and cash equivalents	(223,376)	(206,039)
Net increase in cash and cash equivalents	(4,521,008)	4,354,462
Cash and cash equivalents at beginning of period	5,467,273	1,112,811
Cash and cash equivalents at end of period	946,265	5,467,273
Supplemental disclosure of cash flow information
Cash paid for interest	5,877,091	653,506
Non-cash investing and financing transactions
Sale of site in exchange for shares	7,048,144	-
Sale of property and equipment in exchange for shares	3,642,113	-

The accompanying notes are an integral part of the consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “we”), formerly known as Wize Pharma, Inc, and before that, known as OphthaliX Inc., was incorporated in the State of Delaware on February 10, 2012.

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries: Mawson Infrastructure Group Pty Ltd (“Mawson AU”, previously known as Cosmos Capital Limited), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd, Mawson AU Limited, Luna Squares LLC, Luna Squares Texas LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC (formed September 21, 2022), Mawson Ohio LLC (formed September 21, 2022) and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd were additional subsidiaries of Mawson, until December 31, 2022, when they were sold to a third party company.

Mawson, through its subsidiaries, is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (“MDCs”) based in the United States and Australia. As at December 31, 2022, Mawson owned 23,971 Application-Specific Integrated Circuit (“ASIC”) computers known as “Miners,” specifically focused on the SHA-256 algorithm, from a variety of manufacturers, including Bitmain Technology Holding Company (“Bitmain”), Canaan Creative (HK) Holdings Limited (“Canaan”) and Shenzhen MicroBT Electronics Technology Co., Ltd (“Whatsminer”).

b.	Going concern:

For the year ended December 31, 2022, the Company incurred a loss after tax of $49.08 million, and as at December 31, 2022, had net current liabilities of $18.87 million, had total net assets of $81.12 million and had an accumulated deficit of $117.31 million. The Company’s cash position as at December 31, 2022, was $0.95 million. These conditions raise substantial doubt upon the Company’s ability to continue as a going concern for at least a year from the date of approval of these unaudited consolidated financial statements.

Management of the Company believes that there are reasonable grounds to conclude that the Company will continue as a going concern after consideration of the following factors:

The Company’s plans include improving profitability and generating sufficient cash flow from operations.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL (Cont.)

On September 8, 2022, the Company entered into a (i) Purchase and Sale Agreement (“Purchase Agreement”) with CleanSpark, Inc. (“CleanSpark”), and (ii) an Equipment Purchase and Sale Agreement. Pursuant of the Purchase Agreement, CleanSpark assumed from the Company a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia, and all personal property situated on the property. This transaction closed on October 8, 2022, and CleanSpark paid the following consideration to the Company pursuant to the Purchase Agreement: (i) $13.50 million in cash; (ii) 1,590,175 shares of common stock, par value $0.001 per share, of CleanSpark (valued at $4.8 million on October 7, 2022), and (iii) $6.5 million in seller financing in the form of promissory notes. Pursuant to the Equipment Purchase and Sale Agreement, CleanSpark’s subsidiary purchased from the Company, application-specific integrated circuit miners for $9.48 million in cash (which was later reduced to $9.02 million by amendment). This transaction initially closed on October 8, 2022, and was amended on October 21, 2022.

Management of the Company is of the opinion that the Company can continue to access adequate debt and equity funding to meet its working capital requirements. The Company has the ability through it’s At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its common stock with an aggregate sales price of up to $100 million. To the extent the Company raises additional capital or debt, this could cause additional dilution to the Company’s current stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain. There are no assurances that the Company would be able to raise additional financing when needed or that it would be able to do so on favorable terms. However, based on the Company’s public float, as of the date of the filing of its Annual Report on Form 10-K, the Company is only permitted to utilize a “shelf” registration statement, including the registration statement under which the Company’s ATM Facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rules. For so long as the Company’s public float is less than $75,000,000, it may not sell more than the equivalent of one-third of its public float during any twelve consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures are expected to be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms. As of March 17, 2023, the Company had the capacity to issue up to $10.12 million worth of shares under the baby shelf rules. If the Company’s public float decreases, the amount of securities the Company may sell under its Shelf Registration Statement will also decline.

Based on internally prepared forecast cash flows which take into consideration what management considers to be reasonable scenarios given the inherent risks and uncertainties, combined with existing cash balances, management believes that the Company will be able to meet its obligations as they become due for at least one year from the date of approval of these consolidated financial statements.

Accordingly, management of the Company believes that it is appropriate to prepare the Group’s consolidated financial statements on a going concern basis. However, should the Company be unable to source sufficient funding through the factors noted above, the Company may not be able to realize assets at their recognized values and extinguish its liabilities in the normal course of business at the amounts stated in these consolidated financial statements.

These consolidated financial statements do not include any adjustments relating to the recoverability and carrying amounts of assets and the amounts of liabilities should the Company be unable to continue as a going concern and meet its obligations and debts as and when they fall due.

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

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023, Mawson executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023.

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

On March 9, 2021, Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) was acquired by the Company. For accounting purposes, this was accounted for as a reverse asset acquisition with Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd) as the accounting acquirer (refer to significant accounting policies below) and therefore the historical financial information of Cosmos Capital Limited prior to March 9, 2021, became the historical financial information of Mawson Infrastructure Group Pty Ltd, which have been consolidated into the financial statements of the Company.

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

Customers also are invoiced a fixed monthly fee for maintenance services which include cleaning, cabling and other services to maintain the customers’ equipment.

Sale of crypto currency mining equipment

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

Net energy benefits

In exchange for powering down the Company’s systems and curtailing power, in response to instances of high electricity demand, the Company receives net energy benefits from the grid. The company also has a power pricing arrangements pursuant to which it can trade energy to achieve net energy benefits.

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table presents data regarding the dollar exchange rate of relevant currencies:

	As of December 31,		% of change
	2022	2021	2022	2021

Year-end AUD 1 = USD	0.681	0.726	(6)%	(6)%
Average AUD 1 = USD	0.693	0.751	(8)%	9%

h.	Segment Reporting:

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

j.	Assets held for sale:

Assets and liabilities are classified as held-for-sale if it is highly probable they will be recovered primarily through sale rather than through continuing use. On March 8, 2023, the Company entered into an agreement with BMF HOLDING GP PTE. LTD. to sell all its member interests in Luna Squares Texas LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of the Company. Luna Squares Texas LLC holds four Texas leases. In addition, the Company sold 59 transformers in connection with those Texas leases. This transaction is due to close on March 31, 2023, therefore all assets and liabilities that were included in this sale have been classified as held for sale. Such assets have been measured at the lower of carrying amount and fair value less costs to sell. The transformers and leases included in this sale ceased being depreciated and amortized from November 9, 2022, when they were assessed as being held for sale.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.	Digital Currency:

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital currency (Bitcoin) activities for the year ended December 31, 2022, and 2021:

Number of Bitcoin Held

	December 31,
	2022	2021

Opening number of Bitcoin held	0.92	0.52
Number of Bitcoin added	1,342.59	808.88
Number of Bitcoin sold	(1,343.51)	(808.48)
Closing number of Bitcoin held	(0.00)	0.92

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l.	Equipment deposits:

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

m.	Marketable securities

The Company has a marketable security which consists entirely of common shares of CleanSpark. The Company accounted for this investment in accordance with ASC 321, Investments-Equity Securities, (“ASC 321”) due to the shares having a readily determinable fair value since they are traded on NASDAQ and have significant average daily volume traded. As a result, the investment is required to be measured at fair value at each balance sheet date with unrealized holding gains and losses recorded in other income (expense).

n.	Reverse Asset Acquisition:

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd and referred to herein as Mawson AU) in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. The reverse asset acquisition and the associated impact is referred to as the “Cosmos Transaction”.

Under the terms of the Cosmos Transaction Bid Implementation Agreement, the Company was required to make share-based payments consisting of up to 40,000,000 shares (pre 1-10 reverse stock split which occurred on August 11, 2021 and 1-6 reverse stock split which occurred February 6, 2023) under an Incentive Compensation Program and warrants issued to HC Wainwright as a fee related to the acquisition of common stock by Mawson of Mawson AU. In addition, Mawson AU had an outstanding obligation to W Capital Advisors Pty Ltd (“W Capital”) for options over the equity of Mawson AU which was terminated for consideration of warrants over the Company’s shares being issued to W Capital

o.	Fair value of and recognition of revenue from financial instruments:

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

	Fair value measured at December 31, 2022
	Total carrying value as at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$11,299,971			11,299,971
Marketable securities	$3,243,957			3,243,957

	Fair value measured at December, 2021
	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$-	$-	$-	$-
Marketable securities	$326,801	$326,801	$-	$-

Level 1 Assets:

The Company held 50 million shares in DXN Limited (“DXN”), an Australian Securities Exchange (“ASX”) listed company as at December 31, 2021. This was recorded at fair value with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The fair value of the DXN investment is classified in Level 1 of the fair value hierarchy as it is quoted on an active market, that being the ASX. During the year ended December 31, 2022, the Company sold all its shares in DXN.

The Company holds 1.59 million shares in CleanSpark a Nasdaq listed company, as at December 31, 2022. This was recorded at fair value with changes in fair value recognized in the accompanying consolidated statements of operations. The fair value of the CleanSpark investment is classified in Level 1 of the fair value hierarchy as it is quoted on an active market, that being the Nasdaq.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Level 3 Assets:

In June 2022, the Company entered into a Power Supply Agreement with Energy Harbor LLC, the energy supplier to the Company’s Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through to December 2026. If the Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy Harbor LLC.

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

The Power Supply Agreement was classified as a derivative asset from the quarter ended 30 June 2022 and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2026. In addition, the Company adopted a further discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

p.	Equity accounted investments:

Equity investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is classified as income from equity investees on our consolidated statements of operations. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in interest income and other, net on our consolidated statements of earnings.

q.	Concentrations of credit risk:

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.	Property and equipment:

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

Asset class	Useful life	Depreciation Method
Fixtures and Fittings	5 years	Straight-Line
Plant and equipment	10 years	Straight-Line
Modular data center	5 years	Declining
Motor Vehicles	5 years	Straight-Line
Computer equipment	3 years	Straight-Line
Processing Machinery (Miners)	2 years	Straight-Line
Transformers	15 years	Straight-Line
Leasehold improvements	10 years	Straight-Line

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

The Company changed its policy in relation to freight costs in relation to processing machines with effect from October 1, 2021. Prior to this date these costs were expensed to the statement of operations and profit and loss, and afterwards these costs are capitalized into processing machinery. This change resulted in an increase in processing machines in the balance sheet of $3,130,638 as at December 31, 2022, and an increase in the depreciation charge to the year to December 31, 2022 statement of operations and profit and loss of $84,735 over the prior treatment.

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

s.	Share based payments

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.	Legal and other contingencies:

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

u.	Leases:

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

v.	Recent Accounting Pronouncements

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021

Warrants to purchase common stock	2,825,278	626,278
Options to purchase common stock	4,910	125,577
Restricted Stock-Units (“RSUs”) issued under a management equity plan	420,914	377,381
	3,251,102	1,139,236

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2022	2021
Numerator:

Net loss
Denominator:	$(52,762,308)	$(44,963,720)
Weighted average common shares - basic and diluted	12,695,654	9,383,971
Net loss per share of Common Stock, basic and diluted	$(4.16)	$(4.79)

Comparative weighted average common shares have been revised by the ratio of Mawson AU to the Company shares exchanged in the reverse asset acquisition in March 2021. Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated August 11, 2021, Mawson executed a 10-for-1 reverse stock split of its outstanding common stock and reduced its authorized common stock to 120,000,000 shares. A further Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023, was executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:-	ACQUISITIONS

Tasmania Data Infrastructure Pty Ltd

During June 2022 the Company, through its wholly owned subsidiary Mawson AU Limited entered into a License and Services Agreement with Tasmania Data Infrastructure Pty Ltd (“TDI”) in exchange for 42,562,432 fully paid issued shares in TDI.

Mawson AU Limited entered into a further sale agreement during September 2022 to sell a MDC to TDI in exchange for a further 10,000,000 fully paid issued shares in TDI.

Mawson AU Limited entered into a further agreement with TDI during November 2022 to sell a 2,144 ASIC Bitcoin Miners to TDI in exchange for a further 107,042,254 fully paid issued shares in TDI, this sale was effective on November 23, 2022.

Consideration:
($ in thousands)	Fair Value
Intellectual property, and Equipment	$4,159,452
Total Consideration	$4,159,452
Less impairment	$(2,060,779)
Total	2,098,673

Preliminary
Allocation at
Purchase Price Allocation	Acquisition
($ in thousands)	Date
Other assets	$170,771
Equipment	1,453,529
Intellectual property	505,417
Payables	(31,044)
Total	$2,098,673

From November 23, 2022, Mawson AU Limited became a 34.9% shareholder of TDI and therefore was accounted for as an equity investment from this date under ASC 323 Investments – Equity Method and Joint Ventures (ASC 323). Prior to November 23, 2022, when Mawson did not have significant control of TDI it was accounted at fair value using ASC 321 Investments — Equity Securities (ASC 321).

An impairment to the investment in TDI was recognized of $2.06 million.

NOTE 5:-	TRADE AND OTHER RECEIVABLES

	December 31,
	2022	2021

Trade receivables	$10,413,031	$977,498
Research and development tax credit	-	2,785,748
Goods and service tax refund	45,045	1,843,534
	$10,458,076	$5,606,780

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:-	PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31, 2022	December 31, 2021

Plant and equipment	4,263,662	1,046,866
Computer equipment	163,060	216,099
Furniture & fixtures	29,492	31,474
Processing machines (Miners)	103,337,719	81,341,098
Modular data center	19,713,534	9,819,796
Motor Vehicles	326,704	250,425
Transformers	8,886,576	1,190,609
Low-cost assets	995,292	246,154
Assets under construction	11,592,582	1,008,001
Leasehold improvements	487,527	-
Total	149,796,148	95,150,522
Less: Accumulated depreciation	(54,489,966)	(18,213,672)
Reclassification to assets held for sale (NOTE 8)	(4,289,684)	-
Property and equipment, net	91,016,498	76,936,850

The Company incurred depreciation and amortization expense in the amounts of $63,200,178 and $14,113,730 for the year ended December 31, 2022 and December 31, 2021, respectively. The company changed its estimate of the useful life of its Miners with effect from December 1, 2022 to better reflect the pattern of consumption, the change was effected by changing the method of depreciation from reducing balance to the straight line method from that date. The effect of this is to increase the depreciation charge in the period by $5.29 million to $63.20 million. The effect on loss per share in the period is a change from $3.74 per share to $4.16 per share.

There were impairment charges recognized for processing machines of $5.45 million for year ended December 31, 2022, these assets were disposed of as part of the sale of the Georgia site to CleanSpark. There was $nil impairment charges for the year ended December 31, 2021. There was a write-off of miners amounting to $1.56 million during the year to December 2022.

The reclassification of property and equipment to assets held for sale is in relation to the sale of Luna Squares Texas LLC to BMF HOLDING GP PTE.LTD., refer to NOTE 8 for further details.

During the year ended December 31, 2022, $32.05 million cash was paid for equipment which was recorded as either a deposit or within property plant and equipment on the balance sheet.

NOTE 7:-	SECURITY DEPOSITS

The Company’s security deposits consist of amounts paid by the Company to location providers in any event of default. The security deposits are refundable to the Company when location provider services cease or are cancelled. Security deposits are included in non-current assets on the consolidated balance sheets as such amounts are not expected to be refunded for at least twelve months after the December 31, 2022 reporting year. As at December 31, 2022, and 2021, the Company had $2,524,065 and $1,246,236 respectively, in refundable security deposits.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:-	ASSETS HELD FOR SALE

On March 8, 2023, the Company entered into a Member Interest Purchase Agreement (“MIPA”) and a related Equipment Purchase and Sale Agreement (“EPSA”) with BMF HOLDING GP PTE. LTD.  Pursuant to the MIPA, the Company sold all its member interests in Luna Squares Texas LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Company, and holds 4 leases in Texas and various related contracts, as well as 59 transformers it held separately in connection with those Texas leases.

From November 9, 2022 these assets were classified as held for sale, from this date depreciation and amortization on the property and equipment and the leases ceased. As at December 31, 2022 the assets included in the sale are stated at carrying value and comprised of the following assets.

December 31, 2022
Property and equipment	4,289,684
Security deposit	1,010,716
Operating lease right-of-use asset	145,659
Assets held for sale	5,446,059

NOTE 9:-	EQUITY METHOD INVESTMENTS

As of November 23, 2022, we had a 34.9% ownership interest in TDI, a private Australian company. Additional disclosure regarding changes in our equity method investments due to acquisition is included in Note 4, Acquisitions.

As of 9 March 2023, 2022 we had a 20.63% ownership interest in DSS, a public unlisted Australian Company.

Our share of income and losses from our equity method investments is included in share of net loss of associates accounted for using the equity method in our consolidated statement of operations.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:-	LEASES

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

On March 16, 2022, Luna Squares Property LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc. (a related entity – refer to note 18 for details). The term of the lease is for 5 years, with 2 options to extend for 5 years each.

During May 2022, Luna Square Texas LLC entered into four lease agreements to lease 11 acres of land in Texas for a period of five years.

Other than the foregoing leases, the Company does not lease any material assets. The Company believes that these offices and facilities are suitable and adequate for its operations as currently conducted and as currently foreseen. In the event additional or substitute offices and facilities are required, the Company believes that it could obtain such offices and facilities at commercially reasonable rate.

The Company’s lease costs recognized in the Consolidated Statements of Income and Comprehensive Loss consist of the following:

	December 31,
	2022	2021

Operating lease charges (1)	$1,608,095	$452,479
Finance lease charges:
Amortization of right-of-use assets	28,662	792
Interest on lease obligations	8,507	317

(1)	Included in Selling, General & Administrative Expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of December 31, 2022:

	Operating leases	Finance Leases

2022	$1,532,470	$38,176
2023	1,211,898	38,176
2024	267,372	38,176
2025	278,064	15,016
2026	70,190	-
Total undiscounted lease obligations	3,359,994	129,544
Less imputed interest	(331,957)	(15,619)
Total present value of lease liabilities	3,028,037	113,925
Less current portion of lease liabilities	1,300,062	30,702
Non-current lease liabilities	$1,727,975	$83,223

Other lease information as of December 31,2022:

	Operating leases	Finance Leases

Operating cash flows from operating and finance leases	$1,742,408	$33,736
Weighted-average remaining lease term – operating and finance leases (years)	2.53	3.39
Weighted-average discount rate – operating and leases (%)	8%	7.5%

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:-	TRADE AND OTHER PAYABLES

	December 31,
	2022	2021

Trade payables	$18,152,399	$4,778,784
Accrued expenses	2,164,178	1,790,921
Deferred income	2,000,000	-
Employee payables	1,881,897	754,376
Tax payables	1,702,032	422,907
	$25,900,506	$7,746,988

NOTE 12:-	LOANS

Outstanding loans as of December 31, 2022:

	Maturity Date	Rate	Loan Balance
Marshall	Feb-24	12.00%	$10,207,500
Celsius	Aug-23	12.00%	14,000,000
W Capital	Mar-23	12.00%	3,373,878
Convertible notes	Jun-23	20.00%	523,729
SBA loan	May-50	3.80%	15,370
Total Loans Outstanding			$28,120,477
Less: current portion of long-term loans			(23,610,583)
Long-term loans, excluding current portion			$4,509,894

The following table reflects the principal amount of loan maturities due over the next two years as of December 31, 2022:

Outstanding Loan	FY 2023	FY 2024	Total
Marshall	$5,697,606	$4,509,894	$10,207,500
Celsius	14,000,000	-	14,000,000
W Capital	3,368,475	-	3,368,475
Convertible notes	500,000	-	500,000
SBA loan	14,000	-	14,000
Total principal amount of loan payments by fiscal year	$23,580,081	$4,509,894	$28,089,975
Interest accrued to December 31,2022			$30,502
Total loan book value as of December 31, 2022			$28,120,477

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:-	LOANS (Cont.)

Description of Outstanding Loans

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

The outstanding balance is $10.21 million as at December 31, 2022 with $5.70 million classified as a current liability and the remaining balance classified as a long-term liability.

Celsius loan

On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20,000,000, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, the outstanding balance is $14.0 million as at December 31, 2022, all of which is classified as a current liability. Celsius Mining LLC filed for Chapter 11 bankruptcy protection on July 13, 2022. The Company does not anticipate any changes to the terms of the loan agreement due to Celsius Mining LLC’s bankruptcy filing.

W Capital loan

On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3 million (USD$1.9 million). This was amended on September 29, 2022 and the loan facility was increased to AUD$8 million (USD$5.2 million). As at December 31, 2022, AUD$4.96 million (USD$3.37 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum and is paid monthly. Principal repayments are due in March 2023. The Company expects to amend the current loan with W Capital Advisors Pty Ltd prior to the due date.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3,600,000 (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3,600,000. The Secured Convertible Promissory Notes are convertible at the option of the holder at a price of $0.85 per share of our common stock. The Secured Convertible Promissory Notes bear interest of twenty percent per annum. One-half of the interest that accrues each month on the Secured Convertible Promissory Notes must be paid monthly. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Notes, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) one year after its issuance, or (ii) following an event of default.  On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. Payments of the interest may be made partially in common stock of the Company, at the Company’s election. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest, but agreed that repayment of the principal was not required until the originally agreed Repayment Date, all of which is classified as a current liability.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:-	SIGNIFICANT TRANSACTIONS

1.	On September 8, 2022, the Company entered into a (i) Purchase and Sale Agreement with CleanSpark, and (ii) an Equipment Purchase and Sale Agreement. Pursuant of the Purchase Agreement, CleanSpark assumed from the Company a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia, and all personal property situated on the Property. This transaction closed on October 8, 2022, and CleanSpark paid the following consideration to the Company pursuant to the Purchase Agreement: (i) $13.50 million in cash; (ii) 1,590,175 shares of common stock, par value $0.001 per share of CleanSpark (valued at $4.8 million on October 7, 2022), and (iii) $6.5 million in Seller financing in the form of promissory notes. Pursuant to the Equipment Purchase Agreement, CleanSpark purchased from the Company, application-specific integrated circuit miners, this transaction closed on October 8, 2022, for $9.48 million in cash (which was later reduced to $9.02 million upon reduction in the number of miners). There is also additional potential consideration payable pursuant to the Purchase and Sale Agreement of; (i) up to 1,100,890 shares of CleanSpark Common Stock dependent the number of modular data centers on the Property occupied by the Company being emptied and made available for use by CleanSpark. We achieved this additional consideration on December 30, 2022 and received the shares on January 13, 2023, and (ii) $2 million in cash if CleanSpark is able to utilize at least an additional 150 MW of power on the property by the six month anniversary of the Closing Date, this was not achieved by the end of December 31, 2022.

The profit on sale recognized in the consolidated statement of operations is outlined below:

October 8, 2022
Cash	$22,517,954
Financing provided by seller	6,500,000
1,590,175 shares of CLSK common stock	4,802,329
Total purchase price	$33,820,283

Contingent Consideration earned

Earn-out Shares of CLSK common stock	2,245,815
Total contingent consideration earned	$2,245,815

Total consideration	$36,066,098

Less costs associated with sale of assets:
Processing machines (Miners)	9,051,369
Impairment on miners	5,447,199
Modular data center	7,669,285
Transformers	2,591,275
Plant and equipment	2,695,144
Other	335,386

Total costs associated with sale of assets	27,789,658

Profit on sale of site	$8,276,440

2.	On March 8, 2023, the Company entered into an agreement with BMF HOLDING GP PTE. LTD to sell all its member interests in Luna Squares Texas LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of the Company. Luna Squares Texas LLC holds four Texas leases, and certain related contracts. In addition, the Company sold 59 transformers in connection with those Texas leases. This transaction is due to close on March 31, 2023, therefore all assets and liabilities that were included in this sale have been classified as held for sale. Refer to NOTE 8 for further details.

3.	During the year ended December 31, 2022 Mawson AU Limited sold equipment to and entered into intellectual property agreements with TDI in exchange for shares in TDI. From November 23, 2022 Mawson AU Limited became a 34.9% shareholder of TDI and therefore was accounted for as an equity investment from this date. Total consideration for this transaction after impairment was $2.10, refer to NOTE 4 for further details.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:-	SIGNIFICANT TRANSACTIONS (Cont.)

4.	During June 2022 the Company entered into a power pricing agreement with Energy Harbor LLC, the energy supplier to the Company’s Pennsylvania facility. The contract allows us to trade our energy to achieve net energy benefits. We have recognized a derivative asset on our balance sheet for the contract, which has been measured at fair value with any changes in fair value recognized in our statement of operations.

5.

On February 23, 2022, Luna Squares LLC entered into a loan agreement with Celsius Mining LLC for a principal amount of $20,000,000. The Secured Promissory Note accrues interest daily at a rate of 12% per annum. The Secured Promissory Note has a maturity date of August 23, 2023, and the outstanding balance is $14.0 million as at December 31, 2022. Celsius Mining LLC filed for Chapter 11 bankruptcy protection on July 13, 2022. The Company does not anticipate any changes to the terms of the loan agreement and security arrangements have not changed as at the date of this report as a result of Celsius Mining LLC’s bankruptcy filing.

6.	On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3 million (USD$1.9 million). This was amended on September 29, 2022, and the loan facility was increased to AUD$8 million (USD$5.2 million). As at December 31, 2022, AUD$4.96 million (USD$3.37 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum and is paid monthly. The loan matures in March 2023, however the Company expects to amend the current loan with W Capital Advisors Pty Ltd prior to the due date to extend the maturity date.

7.	On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3,600,000 (the “Secured Convertible Promissory Notes”). On September 29, 2022, the Company entered into a letter of variation relating to most of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. Payments of the interest could be made partially in common stock of the Company. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into another arrangement whereby it received pre-payment of interest, but agreed that repayment of the principal was not required until the originally agreed Repayment Date.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:-	TAXES ON INCOME

Income/(loss) before income taxes consisted of income from domestic and foreign operations of ($52.3) million for the calendar year ended December 31, 2022. Income tax expense (benefit) included in the statements of income and comprehensive income consisted of the following.

	December 31,
	2022	2021
Current
Federal	$-	$-
Foreign	-	(277,717)
State	-	-
	-
Deferred
Federal	-	-
Foreign	-	-
State	-	-
Total	$-	$(277,717)

Income tax expense differed from the amount computed by applying the Federal statutory income tax rate of 21% to pretax income/(loss) for fiscal year 2022 as a result of the following:

	December 31, 2022
	Amount	Rate
Federal tax at statutory rate	$(10,988,857)	21.00%
State income taxes, net of federal tax benefit	(1,069,093)	2.04%
Foreign Taxes	(1,435,961)	2.74%
Change in Valuation Allowance	13,703,637	(26.20)%
Other	(209,726)	0.40%
Total	$-

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:-	TAXES ON INCOME (Cont.)

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

	December 31,
	2022	2021
Assets
Net operating loss carryforwards	$15,762,452	6,244,902
Operating Lease Liability	782,080	911,463
Accrued Liabilities	166,650	88,833
Unrealized Loss	2,473,377	714,428
Stock based compensation	5,874,815	4,710,358
Disallowed Interest Expense	2,548,266	425,302
Other	186,432	32,853
Total deferred tax assets	27,794,072	13,128,139

Liabilities
Right of Use Asset	770,635	934,086
Depreciation	1,112,435	(13,311)
Total deferred tax liabilities	1,883,071	920,775

Valuation allowance	(25,911,002)	(12,207,364)
Net deferred tax assets	-	-

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized. The valuation allowance increased by $13.70 million for the year ended December 31, 2022, primarily as a result of current year activities.

As of December 31, 2022, the Company had approximately $45.6 million Australian net operating losses (NOL), that will have an indefinite life carryforward. The Internal Revenue Code (“IRC”) limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:-	TAXES ON INCOME (Cont.)

If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2022, the Company had no unrecognized income tax benefits. The Company does not anticipate any significant increases or decreases to unrecognized tax benefit during the next twelve months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the tax year ended December 31, 2022.

The Company files income tax returns in the U.S. Federal and foreign jurisdictions. As of yet, the company does not have much of a state footprint and does not have any state filings for the tax year ending December 31, 2022. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

The Company has made no provision for U.S. income taxes on cumulative undistributed non-U.S. earnings that are indefinitely reinvested at December 31, 2022. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested non-U.S. earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

NOTE 15:-	COMMITMENTS AND CONTINGENCIES

Agreements:

1.	On March 8, 2021, the Company entered into the Contingent Value Rights Agreement (“CVR Agreement”), pursuant to which certain holders of the CVRs had certain rights to any value created in respect of the LO2A business previously carried on by the Company. Despite the holders’ representative’s good faith endeavors, the holders’ representative was unable to procure a suitable transaction. The company issued one CVR to each of our securityholders for each outstanding share of common stock of Mawson, and for each share of common stock of Mawson underlying other convertible securities and warrants, held immediately before the closing of the Cosmos Transaction. Each CVR represents the right to receive a pro rata share of any consideration that we may receive in connection with any successful monetization of our LO2A business, less transaction expenses and customary deductions as detailed in the CVR agreement, including a deduction of up to $300,000 to be repaid to us for amounts we spend in the development of the LO2A Technology at the request of the representative of the holders of the CVRs. As at December 31, 2022, the Company cannot reliably measure the cost of the CVRs and it is not probable that these payments will be made and therefore this has been classified as a contingent liability. On March 8, 2023, the CVR Agreement expired and was terminated, and the rights of the CVR holders under that agreement expired at the same time. On February 7, 2023, the Company entered into a share purchase agreement with N. Danenberg Holding (2000) Ltd to sell the Company’s shares or interests in Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd (“Wize Entities”) effective December 31, 2022 in consideration for $10,000. This transaction closed on March 9, 2023. As a result of the sale transaction the Wize Entities were deconsolidated from the group as at December 31, 2022.

2.

The Company is currently in the process of applying for sales tax registrations and exemptions in different states in the U.S. At this stage the company is unable to determine the sales tax financial impact.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:-	STOCKHOLDERS’ EQUITY

TraDigital Marketing Group LLC was issued 1,666 shares of common stock during January 2022 and May 2022 for consultancy services provided to the Company.

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company made share-based payments under an Incentive Compensation Program during September 2021 (refer to reverse acquisition accounting policy). During the year to December 31, 2022, certain participants partially converted certain of these awards into 408,854 shares of common stock of Mawson.

During February 2022, Kyle Hoffman was paid $50,000 in shares of the Company’s common stock as part of the contingent consideration for the Membership Interest Purchase Agreement to acquire shares in Luna Squares LLC.

On July 17, 2022, Mawson Infrastructure Group Inc entered into a Securities Purchase Agreement with Wainwright providing for the issuance and sale by the Company of 1,333,333 shares of our common stock, par value $0.001 per share, at a price of $0.80 per share, accompanied by warrants to purchase 1,666,667 shares of Common Stock in a registered direct offering.

The Company made share-based payments under an Incentive Compensation Program during December 2022. During the year to December 31, 2022, certain participants partially converted certain of these awards into 1,310 shares of common stock of Mawson.

On May 27, 2022, Mawson entered into an ATM Agreement with Wainwright, to sell shares of our common stock, par value $0.001 per share, having an aggregate sales price of up to $100 million, from time to time, through an “at the market offering” program under which Wainwright acts as the sales agent. During the year to December 31, 2022, 88,168 were issued as part of the ATM agreement.

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023 Mawson executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023.

Restricted Stock

As of December 31, 2022, there was no restricted stock.

Series A Preferred Stock

As of December 31, 2022, there are no shares of Series A Preferred Stock outstanding.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2021, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	587,365
Issued	2,450,580	4.17	3.54
Exercised	(212,667)
Expired	-
Outstanding as of December 31, 2022	2,825,278	4.17	3.54
Warrants exercisable as of December 31, 2022	2,825,278

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:-	STOCKHOLDERS’ EQUITY (Cont.)

On February 23, 2022, Mawson issued to Celsius Mining LLC (“Celsius”) warrants with an expiry date of August 23, 2023, to purchase up to 641,667 shares of common stock of Mawson at an exercise price of US$6.50 per share, in connection with the $20 million loan made by Celsius to Luna Squares LLC in connection with a Customer Equipment and Co-Location Agreement entered into by Celsius and Luna Squares LLC.

On July 17, 2022, the Company entered into a Securities Purchase Agreement with Wainwright providing for the issuance and sale by the Company of 1,333,333 shares of the Company’s common stock, accompanied by warrants to purchase 1,666,667 shares of the Company’s common stock. The warrants issued in this offering have an exercise price of $1.01 per share of our common stock, are exercisable 6 months after issuance and will expire five and one-half years following issuance. As compensation to Wainwright, the Company also issued to designees of the Wainwright warrants to purchase up to 93,333 shares of Common Stock.

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company made share-based awards in the form of warrants, options and RSUs under an Incentive Compensation Program during September 2021 (refer to reverse acquisition accounting policy). During the year ended December 31, 2022, certain participants exercised 212,667 of their warrants to convert these into common stock of Mawson.

NOTE 17:-	RELATED PARTY TRANSACTIONS

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, CEO, a director and a significant shareholder of the Company, is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large shareholder of Vertua Ltd. The lease contains market standard legal terms, and will be for a term of 5 years, and Luna Squares LLC has 2 options to extend for 5 years each. The Company’s Audit Committee has compared the rent and terms to other arms’ length leases the Company has entered into and formed the view that the rent is in line with the market for similar properties. Rent is subject to annual increases equal to the amount of the Consumer Price Index for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available. Upon the recommendation from the Audit Committee, the directors of the Company, other than James Manning, were made aware of the material facts as to Mr. Manning’s interest in the lease and authorized the Company in good faith to enter the lease after determining the lease to be fair to the Company.

During the year ended December 31, 2022 and year ended December 31, 2022 Mawson Infrastructure Group Pty Ltd paid Vertua Limited $239,977 and $81,598 respectively, for reimbursement for office costs. James Manning, CEO, a director and a significant shareholder of the Company, is also a director of Vertua Ltd.

NOTE 18:-	SUBSEQUENT EVENTS

On February 6, 2023, the Company amended its Certificate of Incorporation to (i) execute a reverse stock split of all of the outstanding shares of our common stock, par value $0.001 per share, at a ratio of 1-6; and (ii) decrease the Company’s authorized Common Stock from 120,000,000 shares to 90,000,000 shares. The reverse stock split was effective as of February 9, 2023. On March 7, 2023 the issued capital of the Company on a post-split basis was 14,131,110.

On February 23, 2023 the Company has closed its bitcoin mining facility in Condong, NSW, Australia. All ASIC miners and MDCs in the Condong site have been transferred to the Pennsylvania facilities. The Company now only operates in the United States exclusively.

On March 8, 2023, the Company entered into a Member Interest Purchase Agreement (“MIPA”) as well as an Equipment Purchase and Sale Agreement (“EPSA”) with BMF Holding GP PTE. LTD. (“BMF”). Pursuant to the MIPA, the Company has agreed to sell all its member interests in Luna Squares Texas LLC, a Delaware limited liability company, which is a wholly-owned subsidiary of Company, and holds 4 leases in Texas, and various related contracts. Under the EPSA the Company will sell 59 transformers. Total consideration for this sale was $8.5 million and 400 Ethereum. As part of this transaction Luna Squares Texas LLC acquired all the memberships’ interests in an entity known as JAI TX LLC, which is party to some relevant contracts related to the Texas leases.

On March 9, 2023, the CVR Agreement was terminated, and the rights of the CVR holders under that agreement expired at the same time.

On February 7, 2023, the Company entered into a share purchase agreement with N.Danenberg Holding (2000) Ltd to sell the Company’s shares or interests in Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd (“Wize Entities”) effective December 31, 2022 in consideration for $10,000. This transaction closed on March 9, 2023.

(2) Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3) Exhibits. Please see (b) below.

(b) Exhibits

Exhibit Number	Description
2.1†	Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

2.2†	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

2.3	Membership Interest Purchase Agreement dated July 5, 2021 between Mawson Infrastructure Group Inc. and Kyle Hoffman (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 9, 2021)

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)

3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)

3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2023)

3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2#	Description of Securities

4.3	Form of Series A Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.4	Form of Series B Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

4.5	Form of Series A and B Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.6	Form of Warrant Agency Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

4.7	Form of February 2021 Convertible Note (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.8	Warrant issued to HC Wainwright (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.9	Warrants issued to W Capital Advisors Pty Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.10	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3/A (File No. 333-258299) filed with the SEC on August 5, 2021)

4.11	Warrant Agreement Dated October 1, 2021, with Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.12	Form of Underwriter Compensation Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.13	Form of Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-260600) filed with the SEC on October 29, 2021)

4.14	Warrant Agreement between Mawson Infrastructure Group Inc and Celsius Mining LLC dated February 23, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022)

4.15	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-264062) filed with the SEC on April 1, 2022)

4.16	Form of Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2022)

4.17	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

4.18	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

10.1+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

10.2+	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018)

10.3+	2021 Equity Incentive Plan

10.4	Form of Stock Restriction Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.13	Form of Securities Purchase Agreement dated August 6, 2021, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference

10.14+	Employment Agreement with Liam Daniel Wilson dated August 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021)

10.16+	Mawson Infrastructure Group Inc.2021 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on August 17, 2021

10.18	Lease Agreement Between Mawson Infrastructure Group And Jewel Acquisition, LLC dated September 20, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on September 21, 2021)

10.21	At The Market Offering Agreement between Mawson Infrastructure Group Inc. and H.C. Wainwright & Co., LLC dated May 27, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 27, 2022)

10.22	Securities Purchase Agreement, dated July 17, 2022, by and between Mawson Infrastructure Group and the purchases identified on the signature pages thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

10.23	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022)

10.24	Equipment Purchase and Sale Agreement, dated as of September 8, 2022, by and among CleanSpark GLP, LLC, Cosmos Infrastructure, LLC and Mawson Infrastructure Group, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022)

10.25	First Amendment to Purchase and Sale Agreement by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc., dated October 8, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022)

10.26

First Amendment to Equipment Purchase and Sale Agreement between Mawson Infrastructure Group Inc., Cosmos Infrastructure, LLC, and CleanSpark GLP, LLC, dated October 21, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022)

16.1	Letter from LNP Audit and Assurance International Pty Ltd (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

21.1#	Subsidiaries of the Company

23.1#	Consent of Independent Registered Public Accounting Firm

24.1#	Power of Attorney (included on signature page)

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

101#	The following materials from Mawson Infrastructure Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	Filed herewith

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

(c) Financial Statement Schedules. Please see Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group, Inc.

Date: March 23, 2023	By:	/s/ James Manning
James Manning Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2023	By:	/s/ Ariel Sivikofsky
Ariel Sivikofsky Principal Financial Officer

POWERS OF ATTORNEY

Each of the undersigned officers and directors of Mawson Infrastructure Group Inc., a Delaware corporation, hereby constitutes and appoints James Manning and Ariel Sivikofsky and each of them, severally, as his or her attorney-in-fact and agent, with full power of substitution and re-substitution, in his or her name and on his or her behalf, to sign in any and all capacities this Annual Report and any and all amendments and exhibits to this Annual Report and any and all applications and other documents relating thereto, with the Securities and Exchange Commission, with full power and authority to perform and do any and all acts and things whatsoever which any such attorney or substitute may deem necessary or advisable to be performed or done in connection with any or all of the above described matters, as fully as each of the undersigned could do if personally present and acting, hereby ratifying and approving all acts of any such attorney or substitute.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ James Manning	Chief Executive Officer (Principal Executive Officer)	March 23, 2023
James Manning

/s/ Ariel Sivikofsky		March 23, 2023
Ariel Sivikofsky	Principal Financial Officer

/s/ Greg Martin	Chairman of the Board/Director	March 23, 2023
Greg Martin

/s/ Michael Hughes	Director	March 23, 2023
Michael Hughes

/s/ Rahul Mewawalla	Director	March 23, 2023
Rahul Mewawalla