Form 10-Q
period 2023-03-31
Mawson Infrastructure Group Inc.
filed 2023-05-15
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 8, 2023, the issuer had a total of 16,208,041 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,387,326	$946,265
Prepaid expenses	1,931,016	3,488,868
Trade and other receivables	7,950,146	10,458,076
Assets held for sale	5,446,059	5,446,059
Digital currencies	28,681	-
Total current assets	16,743,228	20,339,268
Property and equipment, net	84,564,180	91,016,498
Derivative asset	10,618,746	11,299,971
Investments, equity method	2,015,618	2,085,373
Marketable securities	-	3,243,957
Security deposits	224,064	2,524,065
Operating lease right-of-use asset	2,564,031	2,819,933

Total assets	$116,729,867	$133,329,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$24,177,679	$10,572,061
Current portion of operating lease liability	1,397,729	1,300,062
Current portion of finance lease liability	31,275	30,702
Current portion of long-term borrowings	22,943,525	23,610,583
Total current liabilities	48,550,208	35,513,408
Customer deposits	-	15,328,445
Operating lease liability, net of current portion	1,370,951	1,727,975
Finance lease liability, net of current portion	75,187	83,223
Long-term borrowings, net of current portion	-	4,509,894
Total liabilities	49,996,346	57,162,945
Commitments and Contingencies (note 10)

Stockholders’ equity:
Series A preferred stock (1,000,000 authorized shares; nil issued and outstanding as of March 31, 2023 and December 2022)	-	-
Common stock (90,000,000 authorized, 14,131,110 and 13,625,882 issued and outstanding as of March 31, 2023, and December 31, 2022, respectively, $0.001 par value shares)	14,131	13,626
Additional paid-in capital	196,110,680	194,294,559
Accumulated other comprehensive income	5,112,159	5,021,467
Accumulated deficit	(133,359,653)	(122,257,628)
Total Mawson Infrastructure Group, Inc. stockholders’ equity	67,877,317	77,072,024
Non-controlling interest	(1,143,796)	(905,904)
Total stockholder’s equity	66,733,521	76,166,120
Total liabilities and stockholder’s equity	$116,729,867	$133,329,065

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenues:
Digital currency mining revenue	$2,756,000	$18,783,842
Hosting co-location revenue	4,322,553	548,948
Net energy benefits	441,055	-
Sale of equipment	150,997	91,545
Total revenues	7,670,605	19,424,335
Less: Cost of revenues (excluding depreciation)	4,678,002	8,412,360
Gross profit	2,992,603	11,011,975
Selling, general and administrative	4,977,417	6,476,945
Share based payments	1,068,288	390,609
Depreciation and amortization	7,962,523	13,803,032
Change in fair value of derivative asset	681,225	-
Total operating expenses	14,689,453	20,670,586
Loss from operations	(11,696,850)	(9,658,611)
Non-operating income/(expense):
Losses on foreign currency transactions	(418,216)	(699,237)
Interest expense	(835,107)	(1,236,673)
Loss on write off property and equipment	(118,933)	-
Profit on sale of site	790,847	-
Gain on sale of marketable securities	1,437,230	-
Other income	44,510	24,447
Share of net loss of equity method investments	(36,356)	-
Total non-operating expense	863,975	(1,911,463)
Loss before income taxes	(10,832,875)	(11,570,074)
Income tax expenses	(548,083)	-
Net Loss	(11,380,958)	(11,570,074)
Less: Net loss attributable to non-controlling interests	(278,933)	(234,419)

Net Loss attributed to Mawson Infrastructure Group, Inc. stockholders	$(11,102,025)	$(11,335,655)

Net Loss per share, basic & diluted	$(0.80)	$(0.96)
Weighted average number of shares outstanding	13,953,308	11,854,946

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months Ended March 31,
	2023	2022
Net Loss	$(11,380,958)	$(11,570,074)
Other comprehensive income/(loss)
Foreign currency translation adjustment	131,733	583,309
Comprehensive loss	(11,249,225)	(10,986,765)
Less: Comprehensive loss attributable to non-controlling interests	(278,933)	(234,419)
Comprehensive loss attributable to common stockholders	$(10,970,292)	$(10,752,346)

The accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2022	13,625,882	$13,626	$194,294,559	$5,021,467	$(122,257,628)	$77,072,024	$(905,904)	$76,166,120
Issuance of common stock, share based compensation	216,460	216	647,757	-	-	647,973	-	647,973
Issuance of warrants	-	-	500,500	-	-	500,500	-	500,500
Exercising of RSU’s and stock options	113,104	113	196,661	-	-	196,774	-	196,774
Issuance of common stock, net of offer costs	175,664	176	471,203	-	-	471,379	-	471,379
Net loss	-	-	-	-	(11,102,025)	(11,102,025)	(278,933)	(11,380,958)
Other comprehensive income	-	-	-	90,692	-	90,692	41,041	131,733
Balance as of March 31, 2023	14,131,110	$14,131	$196,110,680	$5,112,159	$(133,359,653)	$67,877,317	$(1,143,796)	$66,733,521

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2021	11,791,085	$11,091	$186,378,477	$(521,094)	$(71,123,259)	$114,745,215	$(164,626)	$114,580,589
Issuance of common stock, share based compensation	2,298	15	107,734	-	-	107,749	-	107,749
Issuance of warrants	-	-	166,833	-	-	166,833	-	166,833
Issuance of RSU's and stock options	137,500	825	59,892	-	-	60,717	-	60,717
Net loss	-	-	-	-	(11,335,655)	(11,335,655)	(234,419)	(11,570,074)
Other comprehensive income	-	-	-	583,308	-	583,308	-	583,308
Balance as of March 31, 2022	11,930,883	$11,931	$186,712,936	$62,214	$(82,458,914)	$104,328,167	$(399,045)	$103,929,122

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,380,958)	$(11,570,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,962,523	13,804,492
Amortization of operating lease right-of-use asset	338,781	367,135
Foreign exchange gain	386,952	-
Share based payments	1,068,288	390,609
Non-cash interest expense	439,635	-
Unrealized (gain) loss on derivative asset	681,225	249,861
Gain on sale of marketable securities	(1,437,230)	-
Loss from equity method investments	36,122	-
Loss on sale of property and equipment	77,603	-
Loss on write off of property and equipment	118,933	-
Changes in assets and liabilities:
Trade and other receivables	981,569	562,626)
Operating lease liabilities	(340,156)
Other current assets	3,829,172	(4,187,204)
Trade and other payables	(1,445,868)	6,248,314
Net cash provided by (used in) operating activities	1,316,591	5,865,759
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for the purchase of property and equipment	(3,148,946)	(6,030,740)
Proceeds from sales of property and equipment	1,010,692	-
Proceeds from sale of marketable securities	6,207,548	-
Payment of property and equipment deposits	-	(23,630,470)
Net cash provided by (used in) investing activities	4,069,294	(29,661,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	471,379	50,628
Proceeds from borrowings	-	27,055,524
Repayment of finance lease liabilities	(9,543)	(379,026)
Repayment of borrowings	(5,397,550)	(3,242,194)
Net cash provided by financing activities	(4,935,714)	23,484,932
Effect of exchange rate changes on cash and cash equivalents	(9,110)	648,104
Net increase in cash and cash equivalents	441,061	337,585
Cash and cash equivalents at beginning of period	946,265	5,467,273
Cash and cash equivalents at end of period	$1,387,326	$5,804,858
Supplemental disclosure of cash flow information
Non-cash transactions
Recognition of right of use operating asset and lease liability	82,879	-
Accrued interest on convertible notes settled in common stock	276,959	-

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

General

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “we”), was incorporated in the State of Delaware on February 10, 2012.

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries: Mawson Infrastructure Group Pty Ltd (“Mawson AU”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd, MIG No.1 LLC (formed February 3, 2023), Mawson AU Limited, Luna Squares LLC, Luna Squares Texas LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC (formed February 16, 2023), Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

These consolidated, condensed unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements of the Group as of December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with SEC on March 23, 2023. Accordingly, they do not include all the information and footnotes required by U.S GAAP for complete financial statements. The results of the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These consolidated, condensed interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

Mawson, through its subsidiaries, is a ‘Digital Asset Infrastructure’ business, which owns and operates modular data centers (“MDCs”) based in the United States. As at March 31, 2023, Mawson owned 23,332 Application-Specific Integrated Circuit (“ASIC”) computers known as “Miners,” specifically focused on the SHA-256 algorithm.

Going Concern

For the period ended March 31, 2023, the Company incurred a loss after tax of $11.38 million, and as at March 31, 2023, had net current liabilities of $31.81 million, had total net assets of $66.73 million and had an accumulated deficit of $133.36 million. The Company’s cash position as at March 31, 2023, was $1.39 million.

Management of the Company believes that there are reasonable grounds to conclude that the Company will continue as a going concern after consideration of the following factors:

The Company’s plans include improving profitability and generating sufficient cash flow from operations.

Management of the Company is of the opinion that the Company can continue to access adequate debt and equity funding to meet its working capital requirements. The Company has the ability through its At the Market Offering Agreement (the “ATM Agreement”), to sell shares of its common stock. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement(collectively, the “May 2022 Prospectus”), which reduced the amount of shares of common stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9,000,000 from time to time. Under the May 2022 Prospectus, the Company initially registered up to $100,000,000 of common stock for offer and sale. On March 23, 2023, the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2022, the offering limits set forth in General Instruction I.B.6 of Form S-3, which is referred to as the “baby shelf” rules, began to apply and therefor the amount to be offered under the ATM Agreement was reduced, in part to provide room under the baby shelf rules for a registered direct offering of securities for approximately $5,000,000, which closed on May 8, 2023.

For so long as the Company’s public float is less than $75,000,000, it may not sell more than the equivalent of one-third of its public float during any twelve consecutive months pursuant to the baby shelf rules. As of May 8, 2023, the Company had the capacity to issue up to approximately$3.4 million worth of shares under the baby shelf rules. If the Company’s public float decreases, the amount of securities the Company may sell under its Shelf Registration Statement will also decline.

Although alternative public and private transaction structures are expected to be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms. To the extent the Company raises additional capital or debt, this could cause additional dilution to the Company’s current stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain. There are no assurances that the Company would be able to raise additional financing when needed or that it would be able to do so on favorable terms. As part of the recent registered direct offering which closed on May 8, 2023, the Company agreed not to issue shares for 90 days, or issue shares under its ATM for 180 days.

Based on internally prepared forecast cash flows which take into consideration what management considers to be reasonable scenarios given the inherent risks and uncertainties, combined with existing cash balances, management believes that the Company will be able to meet its obligations as they become due for at least one year from the date of the issuance of these condensed consolidated financial statements.

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

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and carrying amounts of assets and the amounts of liabilities should the Company be unable to continue as a going concern and meet its obligations and debts as and when they fall due.

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

Pursuant to a Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023, Mawson executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023. Unless otherwise indicated, all share and per share amounts included in this Annual Report reflect the effects of the Reverse Stock Split.

Any changes in the Company’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or from the Company acquiring the shares from existing stockholders, in which the Company maintains control is recognized as an equity transaction, with appropriate adjustments to both the Company’s additional paid-in capital and the corresponding non-controlling interest.

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

These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions and the realization of digital currencies, valuing the derivative asset classified under Level 3 fair value hierarchy, business combinations and the contingent obligation with respect to future revenues.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to current period presentation.

Significant Accounting Policies

Revenue Recognition – Digital currency mining revenue

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Five steps are required to be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfies a performance obligation.

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

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting of digital currencies and management has exercised judgement in determining appropriate accounting treatment for the recognition of revenue for such operations.

The Company has entered into a contract with mining pools and has undertaken the performance obligation of providing computing power in exchange for non-cash consideration in the form of digital currency. The provision of computing power is the only performance obligation in the Company’s contract with its pool operators. Where the consideration received is variable (for example, due to payment only being made upon successful mining), it is recognized when it is highly probable that the variability is resolved, which is generally when the digital currency is received.

The Company measures the non-cash consideration received at the fair market value of the digital currency received. Management estimates fair value on a daily basis, as the quantity of digital currency received multiplied by the price quoted on the crypto exchange that the Company uses to dispose of digital currency.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. All other repair and maintenance costs are charged to operating expenses as incurred. The present value of the expected cost for the decommissioning of an asset after its use is included in the cost of the respective asset if the recognition criteria for a provision are met. Property and equipment transferred from customers is initially measured at the fair value at the date on which control is obtained.

Property and equipment are depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity commencing from the time the assets arrive at their destination where they are ready for use. Low-cost assets are capitalized and immediately depreciated. Depreciation is calculated over the following estimated useful lives:

Asset class	Useful life	Depreciation method
Fixtures	5 years	Straight-Line
Plant and equipment	10 years	Straight-Line
Modular data center	5 years	Declining
Motor vehicles	5 years	Straight-Line
Computer equipment	3 years	Straight-Line
Processing machinery (Miners)	2 years	Straight-Line
Transformers	15 years	Straight-Line
Leasehold improvements	Shorter of useful life or lease term	Straight-Line

Property and equipment are derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset included in the income statement when the asset is derecognized.

The residual values, useful lives and methods of depreciation of property and equipment are reviewed at each financial year end and adjusted prospectively, if appropriate.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair value of and recognition of revenue from financial instruments:

The Company accounts for financial instruments under ASC 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

	Fair value measured at March 31, 2023
	Total fair value as at March 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$10,618,746	-	-	10,618,746

	Fair value measured at December 31, 2022
	Total fair value as at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$11,299,971	-	-	11,299,971
Marketable securities	$3,243,957	$3,243,957	$-	$-

Level 1 Assets:

The Company held 1.59 million shares of common stock in CleanSpark Inc (“CleanSpark”), a Nasdaq listed company as at December 31, 2022. This was recorded at fair value with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The fair value of the CleanSpark investment is classified in Level 1 of the fair value hierarchy as it is quoted on an active market, that being Nasdaq. During the three month period ended March 31, 2023, the Company sold all of its shares in CleanSpark.

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

While the Company manages operating costs at the Pennsylvania facility in part by periodically selling unused or uneconomical power back to the market, the Company does not consider such actions as trading activities. That is, the Company does not engage in speculation in the power market as part of its ordinary activities. Because the sale of any electricity under a curtailment program allows for net settlement, the Company has determined the Power Supply Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging. However, because the Company has the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations.

The Power Supply Agreement was classified as a derivative asset beginning in the quarter ended June 30, 2022 and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which ends in December 2026. In addition, the Company adopted a discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

Share based payments

The Company follows ASC 718-10 Compensation-Stock Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company determines the grant date fair value of the restricted stock units (“RSUs”) and options using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the implied yield available on U. S. 10-year Treasury bond.

Digital currencies

Digital currencies are included in current assets in the consolidated condensed balance sheets. Digital currencies are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital currency (Bitcoin) activities for the quarter ended March 31, 2023, and 2022:

	Three months to March 31,
	2023	2022

Opening number of Bitcoin held as at December 31, 2022 and 2021	0.00	0.92
Number of Bitcoin received	121.11	458.68
Number of Bitcoin sold	(120.09)	(459.60)
Closing number of Bitcoin held as at March 31, 2023 and 2022	1.02	0.00

Digital currencies are not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not likely that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The Company’s policy is to dispose of Bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. Due to the short period which Bitcoin are held prior to sale and the consequent small numbers held, the risk of impairment is not material. No impairment charges have been recorded during the quarters ended March 31, 2023 and 2022.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. For information with respect to recent accounting pronouncements, see Note 2 to the consolidated financial statements for the Company as of December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with SEC on March 23, 2022. Recent accounting pronouncements since that date include:

In March 2023, the FASB issued ASU update 2023-01—Leases (Topic 842): Common Control Arrangements. The Company early adopted ASU 2023-01, as allowed under the ASU. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or disclosures.

In March 2023, the FASB issued ASU update 2023-02—Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The Company does not expect ASU 2023-02 to have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 3 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as at March 31, 2023 and 2022 are as follows:

	As at March 31,
	2023	2022
Warrants to purchase common stock	2,825,278	1,165,698
Options to purchase common stock	417	125,577
Restricted Stock-Units (“RSUs”) issued under a management equity plan	303,450	303,215
	3,129,145	1,594,490

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended March 31,
	2023	2022
Net Loss attributable to Mawson Infrastructure Group, Inc. common stockholders	$(11,102,025)	$(11,335,655)

Denominator:
Weighted average common shares - basic and diluted	13,953,308	11,854,946

Loss per common share - basic and diluted	$(0.80)	$(0.96)

NOTE 4 – LEASES

The Company leases corporate office space at Level 5, 97 Pacific Highway, North Sydney NSW 2060 Australia, being 1,076 square feet under a license agreement.

The Company leases 6-acres of land in Pennsylvania which began in October 2021 for thirty-six months with the option to exercise four additional three-year extensions. An amendment was signed during March 2023 to lease an additional 3.12 acres of land.

On March 16, 2022, Luna Squares Property LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc., a related party (see Note 12). The term of the lease is for 5 years, with 2 options to extend for 5 years each.

During May 2022, Luna Square Texas LLC entered into four lease agreements to lease 11 acres of land in Texas for a period of five years. This is reflected as an asset held for sale as of March 31, 2023 and was sold on April 18, 2023 (see Note 6).

Other than the foregoing leases, the Company does not lease any material assets during the quarter ended March 31, 2023. The Company believes that these offices and facilities are suitable and adequate for its operations as currently conducted and as currently foreseen. In the event additional or substitute offices and facilities are required, the Company believes that it could obtain such offices and facilities at commercially reasonable rate.

The Company’s lease costs recognized in the Consolidated Condensed Statements of Operations consist of the following:

	For the three months ended March 31,
	2023	2022

Operating lease charges (1)	$407,212	$367,135
Finance lease charges:
Amortization of right-of-use assets	8,143	4,302
Interest on lease obligations	2,080	1,478
	$10,223	$5,780

(1)	Included in selling, general and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of March 31, 2023:

	Operating leases	Finance leases

2023	$1,171,950	$28,632
2024	1,261,338	38,176
2025	267,372	38,176
2026	278,064	15,016
2027	70,190	-
Total undiscounted lease obligations	3,048,914	120,000
Less imputed interest	(280,234)	(13,538)
Total present value of lease liabilities	2,768,680	106,462
Less current portion of lease liabilities	1,397,729	31,275
Non-current lease liabilities	$1,370,951	$75,187

Other lease information as of and for the period ended March 31, 2023:

	Operating leases	Finance leases

Operating cash out flows from leases	$100,000	$9,543
Weighted-average remaining lease term (years)	2.29	3.14
Weighted-average discount rate (%)	8.0%	7.5%

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31, 2023	December 31, 2022

Plant and equipment	4,118,491	4,263,662
Computer equipment	162,457	163,060
Furniture and fixtures	29,016	29,492
Processing machines (Miners)	102,381,318	103,337,719
Modular data center	21,323,426	19,713,534
Motor vehicles	326,704	326,704
Transformers	4,737,512	4,596,892
Low-cost assets	1,059,319	995,292
Assets under construction	11,737,313	11,592,582
Leasehold improvements	487,530	487,527
Total	146,363,086	145,506,464
Less: Accumulated depreciation	(61,798,906)	(54,489,966)
Property and equipment, net	84,564,180	91,016,498

The Company incurred depreciation and amortization expense in the amounts of $7.96 million and $13.80 million for the quarters ended March 31, 2023 and March 31, 2022, respectively. There were no impairment charges recognized for property and equipment for either the quarter ended March 31, 2023, or March 31, 2022.

The reclassification of property and equipment to assets held for sale is in relation to the sale of Luna Squares Texas LLC to M Turing VCC Oracle Phase 1 Fund (see Note 6).

NOTE 6 – ASSETS HELD FOR SALE

On April 18, 2023, the Company sold 100% of its membership interest in Luna Squares Texas LLC, a Delaware limited liability company, which held rights to 4 greenfield leases in Midland, TX, as well as related contracts. The sale price was $3.0m in cash and $5.5m in stablecoins. In addition, the Company sold 59 transformers which were earmarked for these Texas sites.

From November 9, 2022 these assets were classified as held for sale, from this date depreciation and amortization on the property and equipment and the leases ceased. As at March 31, 2023 the assets included in the sale are stated at carrying value and comprised of the following assets.

March 31, 2023
Property and equipment	$4,289,684
Security deposit	1,010,716
Operating lease right-of-use asset	145,659
Assets held for sale	$5,446,059

NOTE 7 – EQUITY METHOD INVESTMENTS

Mawson AU Limited is a 34.9% shareholder of Tasmania Data Infrastructure Pty Ltd (“TDI”) from November 23, 2022 and therefore was accounted for as an equity method investment from this date under ASC 323 Investments – Equity Method and Joint Ventures . Our share of income and losses from our equity method investments is included in share of net loss of equity method investment in our consolidated statements of operations.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate is calculated by dividing total income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions.

	For the three months ended March 31,
	2023	2022

Effective income tax rate	0.00%	0.00%

The Company’s effective tax rate is calculated by dividing total income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions. Income tax expense of $548,083 during the three months ended March, 31 2023 relates to the recognition of previously unrecognized tax liability due for the December, 31, 2022 year. The company determined the impact of recording this adjustment during 2023 was not material to the financial statements or the opening balance of the accumulated deficit.

NOTE 9 – BORROWINGS

Marshall loan

In December 2021 MIG No. 1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The loan matures in February 2024 and bears interest at a rate of 12.00% per annum, payable monthly with interest payments commencing in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022.

The outstanding balance is $9.08 million as at March 31, 2023 all of which is classified as a current liability.

Celsius loan

On February 23, 2022, Luna Squares LLC entered into a Co-Location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20,000,000, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, the outstanding balance is $11.0 million as at March 31, 2023, all of which is classified as a current liability. Celsius Mining LLC filed for Chapter 11 bankruptcy protection on July 13, 2022. Celsius Mining LLC has proposed certain changes to the Secured Promissory Note and the related security agreement, however the parties have been unable to agree mutually satisfactory agree terms.

W Capital loan

On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3 million (USD$1.9 million). This was amended on September 29, 2022 and the loan facility was increased to AUD$8 million (USD$5.2 million). As at March 31, 2023, AUD$3.53 million (USD$2.36 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum and is paid monthly. Principal repayments began in March 2023.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3,600,000 (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3,600,000 in cash. The Secured Convertible Promissory Notes are convertible at the option of the holder at a price of $5.10 per share of our common stock. The Secured Convertible Promissory Notes bear interest of twenty percent per annum. One-half of the interest that accrues each month on the Secured Convertible Promissory Notes must be paid monthly. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the Secured Convertible Promissory Notes, is due and payable if not converted pursuant to the terms and conditions of the Secured Convertible Promissory Note on the earlier of (i) one year after its issuance, or (ii) following an event of default. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. Payments of the interest could be made partially in common stock of the Company, at the Company’s election. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required until the originally agreed Repayment Date (June 2023) and therefore the remaining $0.50 million has been classified as a current liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation:

Equity plans

Under the 2018 Equity Plan, which was approved by stockholders on February 22, 2018, the aggregate number of Shares reserved under this Plan was originally 10,441,251. On August 15, 2018, the stockholders approved the First Amendment to the 2018 Equity Plan, which changed the total number of shares of the Company’s common stock to 2,500,000 shares. In addition, the number of shares issuable under the Plan on the first day of each fiscal year beginning with the 2019 fiscal year, would increase by an amount equal to the lower of (i) 100,000 shares (after a later 10 for 1 stock split) or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year. As of January 1, 2023, that meant there were a maximum of 574, 153 shares available. After the 6 for 1 reverse stock split in February 2023, there were 95,693 shares available under the 2018 Plan. After an issue of 93,334 restricted stock units to a consultant (W Capital Advisors Pty Ltd) under the 2018 Plan, and taking into account all options that were issued under the 2018 Plan (after adjusting reverse stock splits), the 2018 Plan is essentially exhausted until it automatically replenishes on January 1, 2024.

Under the 2021 Equity Plan, which was adopted by the Company on August 3, 2021, originally for an aggregate of up to 70,000,000 Shares. Following a 10 for 1 reverse stock split on August 12, 2021, that number was reduced to 7,000,000. Following a 6 for 1 reverse stock split which took effect on February 9, 2023, the aggregate number of Shares under the 2021 Equity Plan was further reduced to 1,166,667. Stockholder consent is being sought at the May 17, 2023 annual meeting to increase this number to 10,000,000. As of March 31, 2023, the number of Shares reserved under this Plan was 383,315.

The Company’s stock-based compensation expenses recognized during the three months ended March 31, 2023 and 2022 were included in share based payments expenses in the accompanying unaudited condensed consolidated statements of operations.

The Company recognized stock-based compensation expense during the three months ended March 31, 2023 and 2022 as follows:

	For the three months ended March 31,
	2023	2022
Performance-based restricted stock awards	$166,779	$166,276
Service-based restricted stock awards	307,069	-
Total stock-based compensation	$473,848	$166,276

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	416,791	0.22	9.09
Issued	93,334	-
Exercised	(206,438)	-		609,806
Expired	-	-
Outstanding as of March 31, 2023	303,867	0	9.26
Exercisable as of March 31, 2023	191,702	0.30	5.50

Restricted Common Stock

The Company recognized an expense in relation to the restricted stock units during the three months ended March 31, 2023 and 2022 as follows:

	For the three months ended March 31,
	2023	2022
Restricted stock unit expense	$29,995	$-
Total restricted stock unit expense	$29,995	$-

Future expense related to share-based payments is expected to total approximately $0.15 million which will be expensed over the next 1.29 years.

Common Stock

On September 29, 2022, the Company entered into a letter variation relating to three out of four of the Secured Convertible Promissory Notes, where it gave those holders the option to elect for pre-payment (including accrued interest to maturity). Payments of the interest may be made partially in common stock of the Company, at the Company’s election. All of the investors included in this letter variation elected for the pre-payment option and therefore there were 104,178 shares of common stock of the Company issued as part of this letter variation. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement on January 16, 2023 whereby it received pre-payment of interest which was also partially paid in shares. In total 18,807 shares of common stock of the Company were issued as part of this arrangement. The Company recognized an $0.06 million expense in relation to 18,807 shares issued in the three months ended March 31, 2023 within in the share based payment expense.

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023 Mawson executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023. This reverse stock split meant there were an additional 141 shares issued due to rounding, which are included in the issuance of common stock, share based compensation within the consolidated condensed statements of stockholders’ equity.

Under the terms of the Cosmos Transaction Bid Implementation Agreement the Company made share-based awards under an Incentive Compensation Program during September 2021 (refer to reverse acquisition accounting policy). During the three-month period ended March 31, 2023, certain participants partially converted certain of these awards into 100,000 shares of common stock of the Company.

The Company made share-based payments under an Incentive Compensation Program during December 2022. During the quarter ended March 31, 2023, certain participants partially exercised certain of these awards into 13,104 shares of common stock of the Company.

W Capital Advisors Pty Ltd was issued 93,334 shares of common stock during February 2023 for consultancy and advisory services provided to the Company, the fair value of these shares was $0.25 million.

On May 27, 2022, the Company entered into an ATM Agreement with Wainwright, to sell shares of our common stock, par value $0.001 per share, having an aggregate sales price of up to $100 million, from time to time, through an “at the market offering” program under which Wainwright acts as the sales agent. During the quarter ended March 31, 2023, 175,664 shares were issued as part of the ATM Agreement for net cash proceeds of $471,379.

Restricted Stock

As of March 31, 2023, the Company had no restricted stock outstanding.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	2,825,278	4.17	3.30
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding as of March 31, 2023	2,825,278	$4.17	3.30
Warrants exercisable as of March 31, 2023	2,825,278	$4.17	3.30

The Company recognized an expense in relation to warrants issued in 2022 during the three months ended March 31, 2023 within in the share based payment expense of $0.50 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is currently in the process of applying for sales tax registrations and exemptions in different states in the U.S. At this stage, the Company is unable to determine the financial impact of sales tax.

NOTE 12 – RELATED PARTY TRANSACTIONS

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, CEO, a director and a significant shareholder of the Company, is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large shareholder of Vertua Ltd. The lease is for a term of 5 years, and Luna Squares LLC has 2 options to extend for 5 years each. Rent is subject to annual increases equal to the amount of the Consumer Price Index for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available.

During the quarter ended March 31, 2023 and the quarter ended March 31, 2022 Mawson Infrastructure Group Pty Ltd paid Vertua Limited $154,559 and $43,873 respectively, for reimbursement for office costs. James Manning, CEO, a director and a significant shareholder of the Company, is also a director of Vertua Ltd.

NOTE 13 – SUBSEQUENT EVENTS

On April 18, 2023, the Company sold 100% of its membership interest in Luna Squares Texas LLC, which held rights to 4 greenfield leases in Midland, TX, as well as related revenue sharing contracts with the landlords. The sale price was $8.5m in cash and stablecoins. In addition, Mawson sold 59 transformers which were earmarked for these Texas sites.

Effective May 1, 2023 Mawson Ohio LLC took an assignment of a lease for a site in Corning, Ohio. The term of the lease is for 4 years, with 1 option to extend for 5 years. The site area has a capacity of up to 24MW, with a potential for a further 26MW (subject to the construction of a new substation). The site has not been accurately measured and is part of a much larger site of 118 acres, however the lease area is that are which Mawson Ohio LLC requires for the operation its data center facility comprising of 12 MDCs. 12 MDCs could house up to approximately 7,056 miners.

On May 3, 2023, the Company has entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock (or pre-funded warrants in lieu thereof) at a purchase price of $2.40 per share of common stock in a registered direct offering. In addition, in a concurrent private placement, the Company will issue to the institutional investors unregistered warrants to purchase up to 2,604,170 shares of its common stock with an exercise price of $3.23 per share and are exercisable six months following issuance for a period of five and one-half years following issuance. The shares of common stock and pre-funded warrants described above are being offered and sold by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-264062). The warrants to purchase common stock described above were offered and sold by the Company pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. This offering closed on May 8, 2022. The net amount raised was approximately $5.0 million.

As a condition to the sale of 2,083,336 shares of common stock described above, the Company amended the warrants previously issued to one of the investors in that offering to purchase an aggregate of 1,666,667 shares of common stock for an exercise price of $6.06 per share, which were issued in July of 2022 (the “Existing Warrants”), effective upon the closing of the offering, such that the amended Existing Warrants have a reduced exercise price of $3.23 per share, are exercisable six months following the closing of the offering, and will expire five and one-half years following the closing of this offering.

Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the prospectus supplement dated May 27, 2022, and its accompanying prospectus dated April 11, 2022 (collectively, the “May 2022 Prospectus”), relating to the offer and sale of common stock through H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the At the Market Offering Agreement with Wainwright dated as of May 27, 2022 (the “ATM Agreement”). The prospectus supplement reduced the amount of shares of Common Stock The Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9,000,000 from time to time through Wainwright.

Under the May 2022 Prospectus, the Company initially registered up to $100,000,000 of our common stock for offer and sale pursuant to the ATM Agreement. However, on March 23, 2023, the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2022, the registration registering the shares being sold pursuant to the ATM Agreement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of May 3, 2023, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $45,720,757.33, which we calculated based on 14,371,373 shares of outstanding common stock as of May 3, 2023, of which 12,735,587 shares were held by non-affiliates, and a price per share of $3.59 which was the closing price of our common stock on March 23, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of operations and cash flows. The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All amounts are in U.S. dollars.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Mawson,” “our company” and the “combined company” refer to Mawson Infrastructure Group Inc., a Delaware corporation, and its direct and indirect subsidiaries, including Mawson Infrastructure Group Pty Ltd, an Australian company (“Mawson AU”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos MIG No.1 Pty Ltd, MIG No.1 LLC, Mawson AU Limited, Luna Squares LLC, Luna Squares Texas, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Ohio LLC, Mawson Hosting LLC and Mawson Mining LLC .

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023 Mawson executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023.

Forward-Looking Statement Notice

This Quarterly Report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II – Item 1A of this report.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

-	our need to, and difficulty in, raising additional capital;

-	downturns in the digital currency industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	access to reliable and reasonably priced electricity sources;

-	Cyber-security threats;

-	our ability to obtain proper insurance;

-	construction risks;

-	banks and other financial institutions ceasing to provide services to our industry.

-	changes to the Bitcoin network’s protocols and software;

-	the decrease in the incentive to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	future digital asset, technological and digital currency development; and

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002;

-	material litigation, investigations or enforcement actions by regulators and governmental authorities.

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

We also sell new and used digital currency mining, and MDC equipment on a periodic basis, subject to prevailing market conditions and our surplus production capacity.

As of March 31, 2023

	Existing Operations Online	Order and Purchase Agreements	Cumulative Fleet Fully Deployed
Total miners online	6,104	-	6,104
Total miners in transit	-	-	-
Total miners on order	-	-	-
Total miners in storage	17,228	-	17,228
Total miners	23,332	-	23,332

We continue to conduct research and development in relation to our MDCs which we are actively testing in several configurations and locations to determine the best configuration for both ASIC and alternate computing uses.

Recent Developments.

On April 18, 2023, the Company sold 100% of its membership interest in Luna Squares Texas LLC, which held rights to 4 greenfield leases in Midland, TX, as well as related contracts. The sale price was $8.5 million in cash and stablecoins. In addition, the Company sold 59 transformers which were earmarked for these Texas sites. The buyer was a fund managed by Mainnet Capital, a Singapore-based fund manager, called M Turing VCC Oracle Phase 1 Fund.

Our legacy business was as a clinical-stage biopharmaceutical company focused on the treatment of ophthalmic disorders, including dry eye syndrome (the “LO2A” business). All of the economic benefits of any successful monetization of our LO2A business, if any, would benefit only the holders of contingent value rights (“CVR”) and any contingent right holders. Accordingly we assessed that the fair value of this asset at the acquisition date was $nil. The asset was therefore assessed as impaired and the prior carrying amount of $23.96 million has been fully expensed in the consolidated statements of operations for the year ended December 31, 2021.On March 8, 2021, the Company entered into the Contingent Value Rights Agreement (“CVR Agreement”), pursuant to which certain holders of the CVRs had certain rights to any value created in respect of the LO2A business previously carried on by the Company. Despite the holders’ representative’s good faith endeavors, the holders’ representative was unable to procure a suitable transaction. On March 9, 2023, the CVR Agreement was terminated, and the rights of the CVR holders under that agreement expired at the same time. On February 7, 2023, the Company entered into a share purchase agreement with N.Danenberg Holding (2000) Ltd to sell the Company’s shares or interests in Wize NC Inc, Occuwize Ltd and Wize Pharma Ltd (“Wize Entities”) effective December 31, 2022 in consideration for $10,000. This transaction closed on March 9, 2023. As a result of the sale transaction the Wize Entities were deconsolidated from the group effective December 31, 2022.

On April 18, 2023, the Company sold 100% of its membership interest in Luna Squares Texas LLC, which held rights to 4 greenfield leases in Midland, TX, as well as related revenue sharing contracts with the landlords. The sale price was $8.5m in cash and stablecoins. In addition, Mawson sold 59 transformers which were earmarked for these Texas sites.

Effective May 1, 2023 Mawson Ohio LLC took an assignment of a lease for a site in Corning, Ohio. The term of the lease is for 4 years, with 1 option to extend for 5 years. The site area has a capacity of up to 24MW, with a potential for a further 26MW (subject to the construction of a new substation). The site has not been accurately measured and is part of a much larger site of 118 acres, however the lease area is that are which Mawson Ohio LLC requires for the operation its data center facility comprising of 12 MDCs. 12 MDCs could house up to approximately 7,056 miners.

On May 3, 2023, the Company has entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock (or pre-funded warrants in lieu thereof) at a purchase price of $2.40 per share of common stock in a registered direct offering. In addition, in a concurrent private placement, the Company will issue to the institutional investors unregistered warrants to purchase up to 2,604,170 shares of its common stock with an exercise price of $3.23 per share and are exercisable six months following issuance for a period of five and one-half years following issuance. The shares of common stock and pre-funded warrants described above are being offered and sold by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-264062). The warrants to purchase common stock described above were offered and sold by the Company pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. This offering closed on May 8, 2022. The net amount raised was approximately $5.0 million.

As a condition to the sale of 2,083,336 shares of common stock described above, the Company amended the warrants previously issued to one of the investors in that offering to purchase an aggregate of 1,666,667 shares of common stock for an exercise price of $6.06 per share, which were issued in July of 2022 (the “Existing Warrants”), effective upon the closing of the offering, such that the amended Existing Warrants have a reduced exercise price of $3.23 per share, are exercisable six months following the closing of the offering, and will expire five and one-half years following the closing of this offering.

Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the prospectus supplement dated May 27, 2022, and its accompanying prospectus dated April 11, 2022 (collectively, the “May 2022 Prospectus”), relating to the offer and sale of common stock through H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, in “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the At the Market Offering Agreement with Wainwright dated as of May 27, 2022 (the “ATM Agreement”). The prospectus supplement reduced the amount of shares of Common Stock The Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9,000,000 from time to time through Wainwright.

Under the May 2022 Prospectus, the Company initially registered up to $100,000,000 of our common stock for offer and sale pursuant to the ATM Agreement. However, on March 23, 2023, the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2022, the registration registering the shares being sold pursuant to the ATM Agreement became subject to the offering limits set forth in General Instruction I.B.6 of Form S-3. As of May 3, 2023, the aggregate market value of our outstanding common stock held by non-affiliates was approximately $45,720,757.33, which we calculated based on 14,371,373 shares of outstanding common stock as of May 3, 2023, of which 12,735,587 shares were held by non-affiliates, and a price per share of $3.59 which was the closing price of our common stock on March 23, 2023.

Environment, Sustainability, Governance

The Company has a strategy to source renewable or sustainable sources of energy, including carbon-neutral or low carbon emissions sources for the majority of its operations. This is a key criteria when analyzing a new site for acquisition, or selling an existing site. The Company believes it can make a positive contribution towards lowering carbon emissions by supporting low-emissions power sources.

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

Results of Operations – Three months Ended March 31, 2023 compared to the three months ended March 31, 2022

	For the three months ended
	March 31,
	2023	2022
Revenues:
Digital currency mining revenue	2,756,000	18,783,842
Hosting co-location revenue	4,322,553	548,948
Net energy benefits	441,055	-
Sale of equipment	150,997	91,545
Total revenues	7,670,605	19,424,335
Less: Cost of revenues (excluding depreciation)	4,678,002	8,412,360
Gross profit	2,992,603	11,011,975
Selling, general and administrative	4,977,417	6,476,945
Share based payments	1,068,288	390,609
Depreciation and amortization	7,962,523	13,803,032
Change in fair value of derivative asset	681,225	-
Total operating expenses	14,689,453	20,670,586
Loss from operations	(11,696,850)	(9,658,611)
Non-operating income/(expense):
Losses on foreign currency transactions	(418,216)	(699,237)
Interest expense	(835,107)	(1,236,673)
Loss on write off property and equipment	(118,933)	-
Profit on sale of site	790,847	-
Gain on sale of marketable securities	1,437,230	-
Other income	44,510	24,447
Share of net loss of equity method investments	(36,356)	-
Total non-operating expense	863,975	(1,911,463)
Loss before income taxes	(10,832,875)	(11,570,074)
Income tax expenses	(548,083)	-
Net Loss	(11,380,958)	(11,570,074)
Less: Net loss attributable to non-controlling interests	(278,933)	(234,419)

Net Loss attributed to Mawson Infrastructure Group, Inc. stockholders	$(11,102,025)	$(11,335,655)

Net Loss per share, basic & diluted	$(0.80)	$(0.96)
Weighted average number of shares outstanding	13,953,308	11,854,946

Revenues

Digital currency mining revenues from production for the three months ended March 31, 2023 and 2022 were $2.76 million and $18.78 million respectively. This represented a decrease of $16.02 million or 85%. The decrease in mining revenue for the period was primarily attributable to a decrease in the total Bitcoin produced. Bitcoin produced totaled 121.11 in 2023 compared with 458.68 in the 2022 period, a decrease of 74% of Bitcoin produced over the respective period. The reason for this decrease is due to less miners being deployed during the current period due to the sale of the Georgia site which occurred during October 2022, in addition to this the difficulty to mine Bitcoin was also higher during the current quarter. Another reason for the decrease in digital currency mining revenue is due to the average price of Bitcoin. During the quarter ended March 31, 2023, the average price of Bitcoin was $22,721 whereas the average price of Bitcoin during the quarter ended March 31, 2022 was $41,256, a 45% decrease in the average price.

Hosting co-location revenue for the three months ended March 31, 2023 and 2022 were $4.32 million and $0.55 million respectively. This increase is due to an increase in the number of miners we hosted during the period ended in March 2023.

 Net energy benefits for the three months ended March 31, 2023 and 2022, were $0.44 million and $0 respectively. This increase is due to us not offering this service at in the three months ended March 31, 2022.

Sales of digital mining equipment for the three months ended March 31, 2023 and 2022, were $0.15 million and $0.09 million, respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; share based payments; and depreciation and amortization.

Cost of revenues.

Our cost of revenue consists primarily of direct power costs related to digital currency mining, and cost of mining equipment sold.

Cost of revenues for the three months ended March 31, 2023 and 2022 were $4.68 million and $8.41 million, respectively. The decrease in cost of revenue was primarily attributable to a decrease in power costs related to energy to operate the mining equipment within our owned and hosting facilities. This decrease is attributable to less miners being used in operations during the current quarter due to the sale of the Georgia site.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, payroll, audit, and legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization and general office expenses.

Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 were $4.98 million and $6.48 million respectively. Total selling, general and administrative expenses reduced by $1.51 million in the period. The main reasons for the decrease the expenses were due to equipment repair costs decreasing by $0.83 million; information technology expenses decreased by $0.37 million; freight costs decreased by $0.22 million and marketing costs decreased by $0.22 million. This is offset by an increase in property tax of $0.32 million in relation to the Georgia site which was sold during 2022 and an increase in business and property insurance by $0.14 million.

Share based payments.

Share based payments expenses for the three months ended March 31, 2023 and 2022 were $1.07 million and $0.39 million respectively. In the three months ended March 31, 2023, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $0.50 million, shares issued to W Capital Advisors Pty Ltd amounting to $0.31 million and $0.20 million in relation to long-term incentives for the Company’s leadership team.

Depreciation and amortization.

Depreciation consists primarily of depreciation of digital currency mining hardware and MDC equipment.

Depreciation and amortization for the three months ended March 31, 2023 and 2022 were $7.96 million and $13.80 million, respectively. The decrease is primarily attributable to the Company owning less miners in the quarter ended March 31, 2023, as at March 31 2023 there were 23,332 miners whereas as at March 31 2022 there were 39,225 miners. There was also a revised estimate of the useful life of miners with effect from December 1, 2022 to better reflect the pattern of consumption the change being effected by changing the method of depreciation from reducing balance to the straight line method from that date.

Change in fair value of derivative asset

During the three months ended March 31, 2023, there was an adverse change in the fair value of the derivative asset by $0.68 million in relation to our power supply arrangements.

Non-operating expense

Non-operating expenses consist primarily of interest expense, losses on foreign currency transactions, loss on write off property, plant and equipment, and share of net loss of associates accounted for using the equity method.

Interest expense for the three months ended March 31, 2023 and 2022 were $0.84 million and $1.24 million, respectively. This was a decrease of $0.39 million which was attributable to the paydown of debt during 2022 and the current quarter resulting in a lower interest charge.

During the three months ended March 31, 2023, the realized and unrealized loss on foreign currency transactions was $0.42 million, and for the three months ended March 31, 2022 there was a loss of $0.70 million due to the movement in foreign exchange rates.

Non-operating income

 Non-operating income consists primarily of a gain on the sale of investments, profit on sale of site assets and other income.

The gain on sales of marketable securities for the three months ended March 31, 2023 and 2022 were $1.44 million and $0, respectively. The gain during the quarter was in relation to the sale of CleanSpark shares.

The profit on sale of site assets for the three months ended March 31, 2023 and 2022 were $0.79 million and $0, respectively. This gain on sale relates to an accounting adjustment relating to the sale of the Georgia site to CleanSpark. The company determined the impact of recording this adjustment during 2023 was not material to the financial statements or the opening balance of the accumulated deficit.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $11.10 million for the three months ended March 31, 2023, compared to a net loss of $11.34 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the three month period ended March 31, 2023, we financed our operations primarily through:

1.	Net cash provided by operating activities of $1.22 million;

2.

On December 9, 2021, MIG No.1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd (“Marshall”) with a total loan facility of AUD$20 million (USD$12.98 million). Principal repayments began in November 2022, the outstanding balance as at March 31, 2023 is $9.08 million.

3.

On February 23, 2022, Luna Squares LLC entered into the Co-Location Agreement with Celsius Mining LLC, in connection with this agreement, Celsius Mining loaned Luna Squares LLC a principal amount of US$20,000,000, for the purpose of funding the infrastructure required to meet part of the obligations of the Co-Location Agreement. The outstanding balance as at March 31, 2023 is $11 million.

4.	On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3,600,000 in exchange for an aggregate of $3,600,000. The outstanding loan balance as at March 31, 2023 is $0.5 million.

5.	On July 17, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor providing for the issuance and sale by the Company of 1.33 million shares of the Company’s common stock, at a price of $4.80 per share, accompanied by warrants to purchase 1.67 million shares of the Company’s common stock in a registered direct offering pursuant to a “shelf” registration statement on Form S-3 (File No. 333-264062). The warrants issued in this offering have an exercise price of $6.06 per share of our common stock, are exercisable 6 months after issuance and will expire five and one-half years following issuance. This offering closed on July 20, 2022. The net amount raised was $5.62 million.

6.	On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$8 million (USD$5.2 million. The outstanding balance as at March 31, 2023 is $2.36 million.

During the three months ending March 31, 2023 we repaid $5.40 million of principal payments against the historical facilities provided by Celsius and W Capital Advisors Pty Ltd.

We believe our working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities available to us and further issuances of shares. These are expected to be adequate to fund our operations over the next twelve months. In addition, the Company has access to equity financing through the ATM offering facility entered in May 2022, however, the Company’s access to its ATM facility is currently limited by the Instruction I.B.6 to Form S-3, known as the “baby shelf” rules because of the Company’s public float being less than $75 million. Because of the “baby shelf” rules limitation and the Company’s recent offer and sale of approximately $5 million of shares of common stock and pre-funded warrants (along with a concurrent private offering of warrants to purchase common stock), the Company reduced the amount available to be sold through it ATM facility to $9 million. For our business to grow it is expected we will continue investing in mining equipment, and will require additional working capital in the short-term. We have an aggregate of $22.94 million of debt and 15.33 million of customer deposits that is required to be repaid within eleven months unless we refinance or renegotiate the terms.

Please see our Risk Factor entitled “We may need to raise additional capital to continue our operations and execute our business strategy” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Working Capital and Cash Flows

As of March 31, 2023, and December 31, 2022, we had cash and cash equivalents balance of $1.39 million and $0.95 million, respectively.

As of March 31, 2023, and December 31, 2022, our trade receivables balance was $7.95 million and $10.46 million, respectively.

As of March 31, 2023, we had $22.94 million of outstanding short-term borrowings, and as of December 31, 2022, we had $23.61 million of short-term borrowings. The short-term borrowings as of March 31, 2023, relate to the to the secured loan facilities with Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd. As of March 31, 2023, and as of December 31, 2022, we had $0 and $4.51 million, respectively, of outstanding long-term borrowings.

As of March 31, 2023, we had negative working capital of $31.81 million and as at December 31, 2022, we had negative working capital of $15.17 million.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the three months ending March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$1,316,592	$5,865,759
Net cash provided by/(used in) investing activities	$4,069,294	$(29,661,210)
Net cash (used in)/provided by financing activities	$(4,935,714)	$23,484,932

For the three months ended March 31, 2023, net cash provided by operating activities was $1,316,592 and for the three months ended March 31, 2022, net cash provided by operating activities was $5,865,759. The decrease in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the three months ended March 31, 2023, net cash provided by investing activities was $4,069,294 and for the three months ended March 31, 2022 net cash used in investing activities was $29,661,210. The net cash provided by investing activities during March 31, 2023 was primarily attributable the proceeds from sale of investment shares in CleanSpark.

For the three months ended March 31, 2023, net cash used in financing activities was $4,935,714 and for the three months ended March 31, 2022 net provided by financing activities was $23,484,932. The cash used in financing activities during March 31, 2023 was primarily attributable to the repayment of borrowings.

Financial condition

As at March 31, 2023 and December 31, 2022, we had net current liabilities of $31.81 million and $15.17 million respectively. As at March 31, 2023 and December 31, 2022, we had net assets of $66.73 million and $76.17 million respectively. As at March 31, 2023 we had an accumulated deficit of $133.36 million compared to $122.26 million as at December 31, 2022. Our cash position at March 31, 2023, was $1.39 million in comparison to $0.95 million at December 31, 2022. For the three month period ending March 31 2023 and March 31, 2022 the Company incurred a loss after tax of $11.38 million and a loss after tax of $11.57 million respectively.

Our primary requirements for liquidity and capital are working capital, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, external debt facilities available to us and further issuances of shares.

In the event that we require additional capital to respond to competitive pressure, market dynamics, new technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances in either the short-term or long-term, we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business model and to respond to business challenges could be significantly limited. In particular, rising inflation and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

On May 4, 2023, the Company has entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock at a purchase price of $2.40 per share of common stock in a registered direct offering. In addition, in a concurrent private placement, the Company will issue to the institutional investors unregistered warrants to purchase up to 2,604,170 shares of its common stock with an exercise price of $3.23 per share and are exercisable six months following issuance for a period of five and one-half years following issuance. The closing of the registered direct offering and the concurrent private placement is expected to occur on or about May 8, 2023, subject to the satisfaction of customary closing conditions.

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

	For the three months Ended March 31,
	2023	2022
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	$(11,380,958)	$(11,570,074)
Share of net loss of equity method investments	36,356	-
Depreciation and amortization	7,962,523	13,803,032
Share based payments	1,068,288	390,609
Unrealized and realized losses/(gain)	418,216	699,237
Other non-operating income	(44,510)	(24,447)
Other non-operating expenses	954,040	1,236,673
Income tax	548,083	-
Adjusted EBITDA (non-GAAP)	$(437,962)	$4,535,030

Critical accounting estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

 Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Significant Reliance on Key Individuals. There is inadequate segregation of duties in place related to our financial reporting and other management review and oversight procedures due to the lack of sufficient accounting personnel. This is not inconsistent with similar small fast-growing organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and meet increased US GAAP/SOX/SEC registrant requirements. In addition, this poses the risk that compliance and other reporting obligations are not dealt with in an adequate manner.

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

Data from third parties. The Company did not properly execute its designed controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and hosting revenue, net energy benefits, and digital currency assets.

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

Notwithstanding the identified material weaknesses and management’s assessment that our internal control over financial reporting was not effective as of March 31,2023, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. With the oversight of senior management and our audit committee, we continue to remediate the underlying causes of the identified material weaknesses, such that the controls are designed, implemented and operating effectively.

Our remediation efforts commenced in the prior financial year, where we performed a risk assessment, designed controls, and gradually implemented controls for all business processes. In the current financial year, management updated the initial risk assessment, refined control designs, continued the implementation of controls and performed ongoing remediation efforts to uplift the quality and effectiveness of existing controls. Remediation efforts further included the implementation of new IT systems and applications with robust controls, segregating duties through implementing system workflows and the hiring of qualified personnel in financial reporting and IT. A number of controls remain to be implemented in the upcoming quarters.

The material weaknesses in our internal control over financial reporting will not be considered remediated until controls operated for a sufficient period of time and have been tested for and concluded on for effectiveness. Formal management testing of the effectiveness of controls is planned for the third and fourth quarters of this financial year.

Remediation efforts for upcoming quarters will be focused on implementing the remainder of controls, refining existing controls and validating the effectiveness of implemented controls using criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control. We cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

Item 1A. Risk Factors

The Company’s risk factors were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed on March 23, 2023. The Company does not have any additional risk factors to disclose.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2023, the Company entered into an arrangement with the holder of a convertible promissory note whereby the holder received pre-payment of interest to become due under the convertible promissory note by means of the Company issuing 18,807 shares of common stock to the holder. The shares issued were valued at $0.06 million on the date of issuance and represented a partial payment of the interest on the debt.

On February 10, 2023, the Company issued to W Capital Advisors Pty Ltd 93,334 shares of the Company’s common stock valued at $0.31 million on the date of issuance for consultancy and advisory services provided to the Company.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

2.1†	Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)
2.2†	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8*	Certificate of Amendment to Certificate of Incorporation dated February 6, 2022
3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
10.1	Director Appointment Letter between the Company and Rahul Mewawalla dated January 31, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023)
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release
99.2*	Investor Presentation
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (iv) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: May 15, 2023	By:	/s/ James Manning
James Manning, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Ariel Sivikofsky
Principal Financial Officer
(Principal Financial and Accounting Officer)