Form 10-Q
period 2023-06-30
Mawson Infrastructure Group Inc.
filed 2023-08-21
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40849

Mawson Infrastructure Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Clark Street, Sharon, Pennsylvania	16146
(Address of principal executive offices)	(Zip Code)

+1-412 -515-0896

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

As of August 18, 2023, the issuer had a total of 16,518,043 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,607,254	$946,265
Prepaid expenses	3,584,578	3,488,868
Trade and other receivables	6,403,552	10,458,076
Assets held for sale	-	5,446,059
Total current assets	15,595,384	20,339,268
Property and equipment, net	78,529,474	91,016,498
Derivative asset	5,174,446	11,299,971
Investments, equity method	1,993,837	2,085,373
Marketable securities	-	3,243,957
Security deposits	424,064	2,524,065
Operating lease right-of-use asset	3,052,978	2,819,933

Total assets	$104,770,183	$133,329,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$25,337,339	$10,572,061
Current portion of operating lease liability	1,649,529	1,300,062
Current portion of finance lease liability	31,859	30,702
Current portion of long-term borrowings	20,873,805	23,610,583
Total current liabilities	47,892,532	35,513,408
Customer deposits	-	15,328,445
Operating lease liability, net of current portion	1,478,707	1,727,975
Finance lease liability, net of current portion	67,000	83,223
Long-term borrowings, net of current portion	-	4,509,894
Total liabilities	49,438,239	57,162,945
Commitments and Contingencies (Note 9)

Stockholders’ equity:
Series A preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 16,454,709 and 13,625,882 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	16,455	13,626
Additional paid-in capital	202,136,148	194,294,559
Accumulated other comprehensive income	5,321,282	5,021,467
Accumulated deficit	(150,703,559)	(122,257,628)
Total Mawson Infrastructure Group, Inc. stockholders’ equity	56,770,326	77,072,024
Non-controlling interest	(1,438,382)	(905,904)
Total stockholder’s equity	55,331,944	76,166,120
Total liabilities and stockholder’s equity	$104,770,183	$133,329,065

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Digital currency mining revenue	$4,896,521	$16,212,525	$7,652,521	$34,996,368
Hosting co-location revenue	4,594,752	3,567,912	8,917,306	4,116,860
Net energy benefits	1,017,678	-	1,458,734	-
Sale of equipment	42,584	-	193,581	91,545
Total revenues	10,551,535	19,780,437	18,222,142	39,204,773
Less: Cost of revenues (excluding depreciation)	7,028,458	14,359,072	11,706,460	22,771,433
Gross profit	3,523,077	5,421,365	6,515,682	16,433,340
Selling, general and administrative	6,265,256	9,431,088	11,242,674	15,908,034
Stock based compensation	687,276	936,235	1,691,619	1,326,844
Depreciation and amortization	8,789,755	16,023,817	16,752,279	29,826,849
Change in fair value of derivative asset	5,444,300	(17,714,357)	6,125,525	(17,714,357)
Total operating expenses	21,186,587	8,676,783	35,812,097	29,347,370
Loss from operations	(17,663,510)	(3,255,418)	(29,296,415)	(12,914,030)
Non-operating income (expense):
Losses on foreign currency transactions	(397,165)	1,657,055	(815,382)	957,818
Interest expense	(647,062)	(1,565,040)	(1,546,114)	(2,801,713)
Impairment of financial assets	-	(1,107,197)	-	(1,107,197)
Profit on sale of site	2,562,283	-	3,353,130	-
Gain on sale of marketable securities	-	-	1,437,230	-
Other income	252,363	1,864,968	177,941	1,889,415
Share of net loss of equity method investments	-	-	(36,356)	-
Total non-operating income (expense), net	1,770,419	849,786	2,570,449	(1,061,677)
Loss before income taxes	(15,893,091)	(2,405,632)	(26,725,966)	(13,975,707)
Income tax expense	(1,756,371)	-	(2,304,454)	-
Net Loss	(17,649,462)	(2,405,632)	(29,030,420)	(13,975,707)
Less: Net loss attributable to non-controlling interests	(305,556)	(288,229)	(584,489)	(522,648)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(17,343,906)	$(2,117,403)	$(28,445,931)	(13,453,059)

Net Loss per share, basic and diluted	$(1.12)	$(0.18)	$(1.93)	$(1.12)
Weighted average number of shares outstanding	15,527,824	11,933,092	14,744,915	11,965,129

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net Loss	$(17,649,462)	$(2,405,632)	$(29,030,420)	$(13,975,707)
Other comprehensive (income) loss
Foreign currency translation adjustment	220,093	(2,579,238)	351,826	(1,995,930)
Comprehensive loss	(17,429,369)	(4,984,870)	(28,678,594)	(15,971,637)
Less: Comprehensive loss attributable to non-controlling interests	(305,556)	(288,229)	(584,489)	(522,648)
Comprehensive loss attributable to common stockholders	$(17,123,813)	$(4,696,641)	$(28,094,105)	$(15,448,989)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2023

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of March 31, 2023	14,131,110	$14,131	$196,110,680	$5,112,159	$(133,359,653)	$67,877,317	$(1,143,796)	$66,733,521
Issuance of warrants	-	-	500,500	-	-	500,500	-	500,500
Exercising of RSU’s and stock options	656	1	-	-	-	1	-	1
Issuance of RSU’s and stock options	-	-	186,775	-	-	186,775	-	186,775
Issuance of common stock, net of issuance costs	2,322,943	2,323	5,338,193	-	-	5,340,516	-	5,340,516
Net loss	-	-	-	-	(17,343,906)	(17,343,906)	(305,556)	(17,649,462)
Other comprehensive income	-	-	-	209,123	-	209,123	10,970	220,093
Balance as of June 30, 2023	16,454,709	$16,455	$202,136,148	$5,321,282	$(150,703,559)	$56,770,326	$(1,438,382)	$55,331,944

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of March 31, 2022	11,930,883	$11,931	$186,712,936	$62,214	$(82,458,914)	$104,328,167	$(399,045)	$103,929,122
Issuance of common stock, stock based compensation	833	1	435,733	-	-	435,734	-	435,734
Issuance of warrants	-	-	500,500	-	-	500,500	-	500,500
Issuance of RSU’s and stock options	150,167	150	746	-	-	896	-	896
Net loss	-	-	-	-	(2,117,403)	(2,117,403)	(288,229)	(2,405,632)
Other comprehensive income	-	-	-	(2,592,266)	-	(2,592,266)	13,028	(2,579,238)
Non-controlling interest	-	-	(917,684)	-	1,623,457	705,773	534,019	1,239,792
Balance as of June 30, 2022	12,081,883	$12,082	$186,732,231	$(2,530,052)	$(82,952,860)	$101,261,401	$(140,227)	$101,121,174

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2023

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2022	13,625,882	$13,626	$194,294,559	$5,021,467	$(122,257,628)	$77,072,024	$(905,904)	$76,166,120
Conversion of notes payable into common stock	104,319	104	276,855	-	-	276,959	-	276,959
Issuance of common stock in lieu of interest on borrowings	18,807	19	63,926	-	-	63,945	-	63,945
Issuance of common stock for services	93,334	93	306,976	-	-	307,069	-	307,069
Issuance of warrants	-	-	1,001,000	-	-	1,001,000	-	1,001,000
Exercising of RSU’s and stock options	113,760	114	(114)	-	-	-	-	-
Stock based compensation for RSUs	-	-	383,550	-	-	383,550	-	383,550
Issuance of common stock, net of issuance costs	2,498,607	2,499	5,809,396	-	-	5,811,895	-	5,811,895
Net loss	-	-	-	-	(28,445,931)	(28,445,931)	(584,489)	(29,030,420)
Other comprehensive income	-	-	-	299,815	-	299,815	52,011	351,826
Balance as of June 30, 2023	16,454,709	$16,455	$202,136,148	$5,321,282	$(150,703,559)	$56,770,326	$(1,438,382)	$55,331,944

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2021	11,791,085	11,791	186,377,777	(521,094)	(71,123,259)	114,745,215	(164,626)	114,580,589
Issuance of common stock, stock based compensation	3,131	3	543,460	-	-	543,463	-	543,463
Issuance of warrants	-	-	667,333	-	-	667,333	-	667,333
Issuance of RSU’s and stock options	287,667	288	61,345	-	-	61,633	-	61,633
Net loss	-	-	-	-	(13,453,059)	(13,453,059)	(522,648)	(13,975,707)
Other comprehensive income	-	-	-	(2,008,958)	-	(2,008,958)	13,028	(1,995,930)
Non-controlling interest	-	-	(917,684)	-	1,623,458	705,774	534,019	1,239,793
Balance as of June 30, 2022	12,081,883	$12,082	$186,732,231	(2,530,052)	(82,952,860)	101,261,401	(140,227)	101,121,174

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,030,420)	$(13,975,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,752,279	29,826,849
Amortization of operating lease right-of-use asset	678,310	809,130
Foreign exchange gain	751,833	137,758
Sale of intellectual property	-	(1,465,829)
Stock based compensation	1,691,619	1,326,844
Non-cash interest expense	866,691	138,293
Unrealized (gain) loss on derivative asset	6,125,525	(17,714,357)
Non-controlling interest	-	1,239,793
Gain on sale of marketable securities	(1,437,230)	-
Share of loss from equity method investments	36,122	-
Loss on sale of property and equipment	158,023	-
Loss on write off of property and equipment	73,243	-
Profit on sale of site	(3,353,130)	-
Changes in assets and liabilities:		-
Trade and other receivables	1,808,709	1,394,878
Operating lease liabilities	(807,136)	-
Other current assets	2,004,290	(7,869,996)
Trade and other payables	(511,208)	39,299,304
Net cash (used in) provided by operating activities	(4,192,480)	33,146,960
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for the purchase of property and equipment	(4,851,771)	(21,100,867)
Proceeds from sale of site	8,107,508	-
Proceeds from sales of property and equipment	584,301	-
Proceeds from sale of marketable securities	6,927,003	-
Payment of property and equipment deposits	-	(32,054,326)
Net cash provided by (used in) investing activities	10,767,041	(53,155,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	6,192,845	51,524
Payments of stock issuance costs	(380,950)	-
Proceeds from borrowings	1,986,870	26,581,467
Repayment of finance lease liabilities	(19,088)	(937,008)
Repayment of borrowings	(9,672,854)	(6,182,245)
Net cash (used in) provided by financing activities	(1,893,177)	19,513,738
Effect of exchange rate changes on cash and cash equivalents	(20,395)	(2,478,952)
Net increase in cash and cash equivalents	4,660,989	(2,973,447)
Cash and cash equivalents at beginning of period	946,265	5,467,273
Cash and cash equivalents at end of period	$5,607,254	$2,493,826
Supplemental disclosure of cash flow information
Non-cash transactions
Recognition of right of use operating asset and lease liability	$911,356	$-
Accrued interest on convertible notes settled in common stock	$276,959	$-

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

General

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “we”), was incorporated in the State of Delaware on February 10, 2012.

Mawson, through its subsidiaries, is a ‘Digital Asset Infrastructure’ business, which owns and operates data centers in the United States. As at June 30, 2023, Mawson owned 23,458 Application-Specific Integrated Circuit (“ASIC”) computers known as “Miners,” specifically focused on the SHA-256 algorithm.

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries: Mawson Infrastructure Group Pty Ltd (“Mawson AU”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd, MIG No.1 LLC, Mawson AU Pty Ltd, Luna Squares LLC, Mawson Bellefonte LLC (formed May 5, 2023), Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC, Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Going Concern

The accompanying unaudited consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern basis and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

For the six month period ended June 30, 2023, the Company incurred a loss after tax of $29.03 million, and as at June 30, 2023, had net current liabilities of $32.30 million, had total net assets of $55.33 million and had an accumulated deficit of $150.70 million. The Company’s cash position as at June 30, 2023, was $5.61 million.

Bitcoin prices have recovered from their lows of approximately $16,000 in late 2022 to approximately $30,000 recently, however this price is still substantially less than the previous highs of approximately $67,000 in late 2021. In addition, the difficulty of earning Bitcoin is approximately 70% higher than the same time last year, and trending higher, which means the Company typically earns less Bitcoin for the same effort. In addition, the rewards that Bitcoin miners earn are expected to halve (not including transaction fees) in or about April or May 2024. The Company’s miners and other mining equipment will require replacement over time to ensure that the Company can continue to competitively and efficiently produce Bitcoin. These trend factors are outside the Company’s direct control, and the Company may not be able to practically mitigate their impact. The Company cannot predict with any certainty whether these trends will reverse or persist.

On July 20, 2023 we received a notice from Celsius Mining LLC that Celsius Mining LLC does not intend to renew its Customer Equipment Co-Location Agreement (“Co-Location Agreement”), under which it receives hosting services from Luna Squares LLC (a subsidiary of the Company), and that it will expire in accordance with its terms. Celsius Mining LLC is currently the Company’s only hosting customer. The Company hosts approximately 20,000 miners for Celsius Mining LLC. In addition, Celsius Mining LLC has made certain allegations against Luna Squares LLC in respect of its performance under the Co-Location Agreement. Luna Squares LLC has made certain allegations against Celsius Mining LLC in respect of its performance under the Co-Location Agreement. There is a risk of a dispute or litigation arising out of these cross allegations, which also relate to the advanced deposit paid by Celsius Mining LLC to Luna Squares LLC valued at $15.33 million (the “Celsius Deposit”) and Luna Squares LLC’s and Celsius Mining LLC’s performance under the Co-Location Agreement. Luna Squares LLC claims, amongst other things, that the deposit, in full or in part, has been forfeited due to Celsius Mining LLC’s breaches and its other actions or inactions under the Co-Location Agreement. If Celsius Mining LLC prevails on the dispute, Luna Squares LLC could be required to return the deposit to Celsius Mining LLC. While this amount is included as a current liability within trade and other payables in the consolidated condensed Balance Sheet, the outcome of the dispute is uncertain. In addition, Celsius Mining LLC has failed to pay approximately $3.40 million worth of pre-petition and post-petition hosting invoices. Celsius Mining LLC and Luna Squares LLC have indicated a willingness to continue discussions for hosting services including related to the Co-Location Agreement, and the timing and outcome of such discussions are uncertain.

Hosting revenue accounts for a substantial part of the Company’s revenue. The Company is in active discussions with potential new customers for hosting services to replace Celsius, however there is no certainty that the Company will be able to enter into hosting agreements with new customers in a timely manner, or at all, or that the agreements with the new customers will replace all the revenue that Celsius Mining LLC generates for the Company. The Company may decide to use the hosting infrastructure’s capacity to self-mine or for other purposes, however it will need to raise a potentially significant amount of capital to finance and acquire further hardware (specifically miners) for self-mining and the potential timing and outcome of these other potential options are uncertain.

In addition to the Celsius Deposit, in connection with the Co-Location Agreement, Celsius Mining LLC loaned $20 million to Luna Squares LLC, through a Secured Promissory Note (the “Celsius Promissory Note”), which has a maturity date of August 23, 2023, and an outstanding balance as at June 30, 2023, of $11.33 million. On July 18, 2023 Luna Squares LLC paid to Celsius Mining LLC $3.33 million as principal and interest.

Celsius Mining LLC is currently in default on payments on the Co-Location Agreement to Luna Squares LLC, and the Company and Luna Squares LLC have reserved all rights.

Celsius Mining LLC filed for Chapter 11 bankruptcy protection on July 13, 2022. On July 25, 2023, Celsius Mining LLC filed a Debtors’ Ex Parte Motion for an Order Under Federal Rules of Bankruptcy for Subpoenas for Examination of, and Production of Documents from Mawson Infrastructure Group Inc., Luna Squares LLC, and Cosmos Infrastructure LLC, and the Bankruptcy Court entered an Order on July 26, 2023. Celsius Mining LLC has indicated it intends to use the process of discovery to evaluate the status of the liens securing the Celsius Promissory Note and other potential claims Celsius Mining LLC may have against Mawson and its related entities, including with respect to the Co-Location Agreement. The discovery process is ongoing.

The Company has a Secured Loan Facility Agreement with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matures in February 2024 and the outstanding balance is $8.07 million as at June 30, 2023. On June 30, 2023, MIG No. 1 Pty Ltd did not make a principal and interest payment of $0.50 million. MIG No. 1 Pty Ltd and Marshall are in ongoing discussions with respect to the payment, and the loan terms generally. Marshall and MIG No. 1 Pty Ltd have each reserved their rights.

A subsidiary of the Company, Mawson Infrastructure Group Pty Ltd (“MIG PL”) has a Secured Loan Facility Agreement for working capital with W Capital Advisors Pty Ltd with a total loan facility of AUD$8 million (USD$5.2 million) (“Working Capital Loan”). As at June 30, 2023, AUD$1.46 million (USD$0.97 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023 and the Company and W Capital Advisors Pty Ltd are in ongoing discussions regarding the terms and extension of the loan. W Capital Advisors Pty Ltd and MIG PL have each reserved their rights.

The Company has a Secured Convertible Promissory Note with W Capital Advisors Pty Ltd with an outstanding balance of $0.50 million as at June 30, 2023. The Convertible Note matured in July 2023 and the Company is in ongoing discussions with the noteholder. W Capital Advisors Pty Ltd and the Company have each reserved their rights.

The Company has not fulfilled specific payment obligations related to the Marshall loan, the Working Capital Loan and Secured Convertible Promissory Note mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company for payment default, raising interest rates to the default rate, or taking appropriate measures concerning collateral, if applicable.

The Company has evaluated the above conditions and concluded that these conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

To alleviate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

●	Engage in discussions with new and existing lenders, including related to refinancing debt, raising additional debt, or modifying terms of existing debt.

●	Considering equity issuances such as capital raises

●	Assessing and evaluating corporate and strategic transactions including engaging an investment bank.

●	Assessing and evaluating monetizing specific assets, including potential sales of mining infrastructure equipment, miners, operational sites, or expansion locations under consideration.

●	Conducting assessments to identify and implement operational efficiencies, cost-cutting measures, and other actions aimed at enhancing revenue and optimizing expenses.

Although the Company may have access to debt, equity and other sources of funding, these may require additional time and cost, may impose operational restrictions and other covenants on the Company, may not be available on attractive terms, and may not be available at all. If the Company raises additional capital or debt, this could cause additional dilution to the Company’s current stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain and may be unfavorable to the Company. In addition, pursuant to terms and provisions of previous fundraising, the Company is subject to certain restrictive covenants that put restrictions on the Company. Should the Company be unable to source sufficient funding, the Company may not be able to realize assets at their recognized values and fulfill its liabilities in the normal course of business at the amounts stated in these consolidated financial statements.

The Company has engaged Needham and Company, an investment bank, and is obtaining advice from outside legal counsel. It is important to note that strategic and other initiatives may not lead to any transaction or other outcome.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. They do not include any adjustments relating to the recoverability and carrying amounts of assets and the amounts of liabilities should the Company be unable to continue as a going concern and meet its obligations and debts as and when they fall due.

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

Pursuant to a Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023, Mawson executed a reverse stock split of its outstanding common stock at a ratio of 1:6 and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023. Unless otherwise indicated, all share and per share amounts included in this Annual Report reflect the effects of the reverse stock split.

Any change in the Company’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or from the Company acquiring the shares from existing stockholders, in which the Company maintains control is recognized as an equity transaction, with appropriate adjustments to both the Company’s additional paid-in capital and the corresponding non-controlling interest.

Use of Estimates and Assumptions

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made.

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

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting of digital currencies and management has exercised judgment in determining appropriate accounting treatment for the recognition of revenue for such operations.

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

Hosting Co-location revenue

The Company provides power for our co-location hosting customers on a variable basis. Revenue is currently received monthly from the customer based on the power usage at the rate outlined in each customer contract.

The Company recognizes variable power revenue each month as the uncertainty related to the consideration is resolved, power is provided to customers, and customers utilize the power (the customer simultaneously receives and consumes the benefits of the Company’s performance).

The customer contracts contain variable consideration to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

Customers also are invoiced a fixed monthly fee for maintenance services which include cleaning, cabling and other services to maintain the customers’ equipment.

Revenue recognition – equipment sales

The Company earned revenues from the sale of earlier generation digital currency mining units and modular data centers that have been assembled or refurbished for resale (collectively “Hardware”). Revenue from the sale of Hardware is recognized upon transfer of control of the Hardware to the customer. At the date of sale, the net book value is expensed in cost of revenues.

Revenue recognition – net energy benefits

In exchange for powering down the Company’s systems and curtailing power, in response to instances of high electricity demand, the Company receives net energy benefits from the grid. The Company also has a power pricing arrangement pursuant to which it can trade energy to achieve net energy benefits.

Revenue for curtailing power is recognized over the period of time that the services are being provided. The Company estimates the amount of curtailable power and the expected payment for that power and recognizes revenue based on the proportion of the service that has been provided. In this arrangement the Company is considered the principal and revenue is recognized on a gross basis.

Revenue through the Company’s power pricing arrangement is recognized over the period of time that the services are being provided. The Company estimates the amount of energy available for sale and the expected payment for that energy, and recognizes revenue based on the proportion of the service that has been provided. In this arrangement the Company is considered the principal and revenue is recognized on a gross basis.

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

Property and equipment are derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset is included in the income statement.

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

Fair value of financial instruments:

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

	Fair value measured at June 30, 2023
	Total fair value as at June 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$5,174,446	-	-	$5,174,446

	Fair value measured at December 31, 2022
	Total fair value as at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$11,299,971	-	-	$11,299,971
Marketable securities	$3,243,957	$3,243,957	$-	$-

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

While the Company manages operating costs at the Pennsylvania facility in part by periodically selling unused or uneconomical power back to the market, the Company does not consider such actions as trading activities. That is, the Company does not engage in speculation in the power market as part of its ordinary activities. Because the sale of any electricity under a curtailment program allows for net settlement, the Company has determined the Power Supply Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging. However, because the Company has the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in “change in fair value of derivative asset” in the consolidated statements of operations.

The Power Supply Agreement was classified as a derivative asset beginning in the quarter ended June 30, 2022 and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Company’s derivate asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which expires in December 2026. In addition, the Company adopted a discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

Stock based compensation

The Company follows ASC 718-10 Compensation-Stock Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company determines the grant date fair value of the restricted stock units (“RSUs”) and options using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the implied yield available on a U. S. 10-year Treasury bond.

Digital currencies

Digital currencies are included in current assets in the consolidated condensed balance sheets. Digital currencies are classified as indefinite-lived intangible assets in accordance with ASC 350 Intangibles – Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital currency (Bitcoin) activities for the three months and six months ended June 30, 2023:

	Three months to June 30, 2023	Six months to June 30, 2023

Opening number of Bitcoin held as at March 31, 2023 and December 31, 2022	1.02	0
Number of Bitcoin received	181.62	302.73
Number of Bitcoin sold	(182.64)	(302.73)
Closing number of Bitcoin held as at June 30, 2023	0	0

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

The Company’s policy is to dispose of Bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. Due to the short period for which Bitcoin are held prior to sale and the consequent small numbers held, the risk of impairment is not material. No impairment charges have been recorded during the six month periods ended June 30, 2023 and 2022.

Equity method investments

Equity investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is classified as income from equity investees on our consolidated condensed statements of operations. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in our consolidated condensed statements of operations.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as at June 30, 2023 and 2022 are as follows:

	As at June 30,
	2023	2022
Warrants to purchase common stock	5,546,122	1,065,278
Options to purchase common stock	1,750,417	4,910
Restricted Stock-Units (“RSUs”) issued under a management equity plan	4,443,516	408,288
	11,740,055	1,478,476

NOTE 4 – LEASES

During the quarter ended June 30, 2023, the Company entered into two new lease agreements, outlined below.

Effective May 1, 2023 Mawson Ohio LLC took an assignment of a lease agreement for approximately 64,600 square foot for a undeveloped site in Corning, Ohio. The term of the lease is for four years, with an option to extend for five years.

Effective May 24, 2023 Mawson Bellefonte LLC entered into a lease agreement for a 9,918 square foot developed mining facility in Bellefonte, PA. The term of the lease is for two years and seven months, with an option to extend for five years.

The Company’s lease costs recognized in the Consolidated Condensed Statements of Operations consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating lease charges (1)	$404,778	$434,977	$811,991	$802,112
Finance lease charges:
Amortization of right-of-use assets	$8,143	$8,094	$16,287	$12,396
Interest on lease obligations	$1,310	$2,468	$4,021	$3,946

(1)	Included in selling, general and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of June 30, 2023:

	Operating leases	Finance leases

2023	$858,374	$19,088
2024	1,548,388	38,176
2025	592,926	38,176
2026	434,033	15,016
2027	70,191	-
Total undiscounted lease obligations	3,503,912	110,456
Less imputed interest	(375,676)	(11,597
Total present value of lease liabilities	3,128,236	98,859
Less current portion of lease liabilities	1,649,529	31,859
Non-current lease liabilities	$1,478,707	$67,000

Other lease information as of June 30, 2023:

	Operating leases	Finance leases

Operating cash out flows from leases	$728,837	$19,088
Weighted-average remaining lease term (years)	2.33	2.89
Weighted-average discount rate (%)	8.9%	7.5%

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30, 2023	December 31, 2022

Plant and equipment	$4,672,674	$4,263,662
Computer equipment	162,060	163,060
Furniture and fixtures	28,703	29,492
Processing machines (Miners)	102,164,610	103,337,719
Modular data center	24,935,634	19,713,534
Motor vehicles	357,704	326,704
Transformers	9,893,024	4,596,892
Low-cost assets	1,134,858	995,292
Assets under construction	5,183,049	11,592,582
Leasehold improvements	487,527	487,527
Total	149,019,843	145,506,464
Less: Accumulated depreciation	(70,490,369)	(54,489,966)
Property and equipment, net	$78,529,474	$91,016,498

The Company incurred depreciation and amortization expenses in the amounts of $8.79 million and $16.02 million for the three month period ended June 30, 2023 and 2022, respectively. The Company incurred depreciation and amortization expenses in the amounts of $16.75 million and $29.83 million for the six month periods ended June 30, 2023 and 2022, respectively. There were no impairment charges recognized for property and equipment for either the six month periods ended June 30, 2023 and 2022.

On April 18, 2023, the Company sold 100% of its membership interest in Luna Squares Texas LLC along with 59 transformers. The total sales price was $8.5 million in cash and stablecoins, the profit on sale of this site has been included in the consolidated condensed statement of operations.

NOTE 6 – INCOME TAXES

The Company’s effective tax rate is calculated by dividing the total income tax expense by the sum of income before the income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions.

	For the three months ended June 30,
	2023	2022

Effective income tax rate	0.00%	0.00%

	For the six months ended June 30,
	2023	2022

Effective income tax rate	0.00%	0.00%

The Company’s effective tax rate is calculated by dividing the total income tax expense by the sum of income before the income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions.

NOTE 7 – BORROWINGS

Marshall loan

In December 2021 MIG No. 1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The loan matures in February 2024 and bears interest at a rate of 12% per annum, payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance is $8.07 million as at June 30, 2023 all of which is classified as a current liability.

The loan matures in February 2024 and the outstanding balance is $8.07 million as at June 30, 2023. On June 30, 2023 MIG No. 1 Pty Ltd did not make a principal and interest payment of $0.50 million. MIG No. 1 Pty Ltd and Marshall are in ongoing discussions with respect to the payment, and the loan terms generally. Marshall has reserved its rights.

Celsius loan

On February 23, 2022, Luna Squares LLC entered into the Co-location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20 million, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum, and Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter. Repayments to the principal amount began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023 and the outstanding balance as at June 30, 2023 is $11.33 million, which is classified as a current liability. On July 18, 2023 Luna Squares LLC paid to Celsius Mining LLC $3.33 million as principal and interest. Celsius Mining LLC filed for Chapter 11 bankruptcy protection on July 13, 2022.

W Capital loan

On September 2, 2022, MIG PL entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3.00 million (USD$1.9 million). This was amended on September 29, 2022 and the loan facility was increased to AUD$8.00 million (USD$5.2 million). During the six month period ending June 30, 2023, the Company received AUD$3.00 million (USD$1.99 million) from this loan facility. As at June 30, 2023, AUD$1.46 million (USD$0.97 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023 and MIG PL and W Capital Advisors Pty Ltd are in ongoing discussions regarding the extension of the loan. W Capital Advisors Pty Ltd and MIG Pty Ltd have each reserved their rights.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3.60 million (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder (W Capital Advisors Pty Ltd) who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that the principal amount of $0.50 million was not immediately required to be repaid. That principal amount has been classified as a current liability. The convertible note matured in July 2023 and the Company is in ongoing discussions with the noteholder regarding a resolution. W Capital Advisors Pty Ltd and MIG PL have each reserved their rights.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation:

Equity plans

Under the 2018 Equity Plan, the number of shares issuable under the Plan on the first day of each fiscal year increase by an amount equal to the lower of (i) 100,000 shares (after a later 10 for 1 stock split) or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year. As of June 30, 2023, there were no shares issuable under the 2018 Equity Plan until it automatically replenishes on January 1, 2024.

At the Company’s annual meeting on May 17, 2023, the stockholders approved an amendment to the 2021 Equity Plan that, amongst other things, increased the number of the shares available under the 2021 Equity Plan to 10,000,000 shares. As of June 30, 2023, the number of shares reserved under the 2021 Equity Plan was 4,133,322.

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2023 and 2022 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Performance-based restricted stock awards	$166,779	$187,648	$333,558	$353,924
Service-based restricted stock awards	19,997	248,086	49,992	305,586
Stock issued to consultants	-	-	307,069	-
Common stock warrant expense	500,500	500,500	1,001,000	667,333
Total stock-based compensation	$687,276	$936,234	$1,691,619	$1,326,843

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The following table presents a summary of the Company’s performance-based awards restricted stock awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	342,310	-	8.33	$472,388
Issued	-	-
Exercised	(100,000)	-		318,000
Expired	-	-
Outstanding as of June 30, 2023	242,310	-	9.04	$457,966
Exercisable as of June 30, 2023	144,327	-	4.97	$272,778

As of June 30, 2023, there was approximately $0.70 million of unrecognized compensation cost related to the performance-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately one year.

Service-based restricted stock awards

Service-based awards generally vest over a one year service period.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	74,246	-	8.42	102,459
Issued	4,140,720	-
Exercised	(13,760)	-		43,744
Expired	-	-
Outstanding as of June 30, 2023	4,201,206	-	2.84	7,940,279
Exercisable as of June 30, 2023	60,486	-	0.13	114,319

As of June 30, 2023, there was approximately $7.83 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately one year. James Manning who stepped down as Chief Executive Officer of the Company, effective May 22, 2023, had agreed with the Company that he would be issued 1.35 million RSUs and his other RSU agreements would be cancelled, as set forth in the Company’s Current Report on Form 8-K filed May 22, 2023. However, these RSUs have not been issued and have not been included in the above table. Similarly, the existing RSUs have not been cancelled and therefore are included in the above table.

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	417	$35.90	1.26
Issued	1,750,000	1.89
Exercised	-	-
Expired	-	-
Outstanding as of June 30, 2023	1,750,417	$1.90	10.0
Exercisable as of June 30, 2023	417	$35.90	1.26

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	2,825,278
Issued	2,967,512	14.31	3.69
Exercised	(246,668)	-	-
Expired	-	-	-
Outstanding as of June 30, 2023	5,546,122	$14.31	3.39
Warrants exercisable as of June 30, 2023	5,546,122	$14.31	3.69

As of June 30, 2023, there was approximately $0.80 million of unrecognized compensation cost related to the warrants issued is expected to be recognized over a remaining weighted-average vesting period of approximately six months.

On May 3, 2023, the Company has entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock at a purchase price of $2.40 per share of common stock and 246,668 pre-funded warrants at an offering price of $2.399 and an exercise price of $0.001 per share in a registered direct offering. In relation to this agreement, the Company issued the institutional investors unregistered warrants to purchase up to 2,604,170 shares of its common stock with an exercise price of $3.23 per share. The underwriter was also issued warrants to purchase up to an aggregate of 116,667 shares of common stock at an exercise price of $3.00 per share. The Company determined that the warrants did not meet the criteria for a derivative and therefore, these warrants were recorded in stockholders’ equity as a stock issuance cost with no net effect on stockholders’ equity.

As a condition to the sale of 2,083,336 shares of common stock described above, the Company amended the warrants previously issued to one of the investors in that offering to purchase an aggregate of 1,666,667 shares of common stock for an exercise price of $6.06 per share, which were issued in July of 2022 (the “Existing Warrants”), effective upon the closing of the offering, such that the amended Existing Warrants have a reduced exercise price of $3.23 per share, are exercisable six months following the closing of the offering, and will expire five and one-half years following the closing of this offering. This modification has been accounted for in accordance with ASC 815 Derivatives and Hedging. The Company determined that the incremental fair value of the warrants subsequent to the warrant modification were not material and therefore, the Company did not record additional equity issuance costs and additional-paid-in capital as a result of the modification.

Common Stock

On May 3, 2023, the Company has entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock (or prefunded warrants in lieu thereof) at a purchase price of $2.40 per share of common stock in a registered direct offering for proceeds of $4.6 million, net of issuance costs.

The Company has the ability through its ATM Agreement to sell shares of its common stock. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which reduced the number of shares of common stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9,000,000 from time to time. During the quarter ended June 30, 2023, 239,607 shares were issued as part of the ATM Agreement for cash proceeds of $721,460, net of issuance costs. The Company is contractually restricted from issuing any stock under its ATM Agreement until on or about November 7, 2023.

During the quarter ended June 30, 2023, there were exercises of restricted stock units and common stock options into 656 shares of common stock of the Company for proceeds totaling $186,776.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is currently in the process of applying for sales tax registrations and exemptions in different states in the U.S. At this stage, the Company is unable to determine the financial impact of sales tax.

The determination of tax liabilities involves significant judgement as well as the application of complex tax laws and regulations. As of the reporting date, certain income tax matters are uncertain and cannot be reliable estimated primarily for the subsidiaries under the U.S. tax jurisdictions for the current and prior periods. The Company has not recorded any tax liabilities or benefits pertaining to these subsidiaries for the period.

NOTE 10 – RELATED PARTY TRANSACTIONS

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, a director and a significant stockholder of the Company, is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large stockholder of Vertua Ltd. The lease is for a term of five years, and Luna Squares LLC has two options to extend for five years each. Rent is subject to annual increases equal to the amount of the Consumer Price Index for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available.

During the six month periods ended June, 2023 and 2022, Mawson Infrastructure Group Pty Ltd paid Vertua Limited $154,224 and $102,750 respectively, for reimbursement for office costs charged with a mark-up. James Manning, a director and a significant stockholder of the Company, is also a director of Vertua Ltd. Manning family members also own interests in Vertua Ltd.

During the six month periods ended June, 2023 and 2022, Mawson Infrastructure Group Pty Ltd paid First Equity Tax Pty Ltd $42,741 and $10,124 respectively, for tax advisory services. James Manning, a director and a significant stockholder of the Company, has interests in and is also a partner of First Equity Tax Pty Ltd.

During the six month periods ended June, 2023 and 2022, Mawson Infrastructure Group Pty Ltd paid First Equity Advisory Pty Ltd $48,223 and $25,167 respectively, for accounting labor services. James Manning, a director and a significant stockholder of the Company, has interests in First Equity Advisory Pty Ltd.

During the six month periods ended June, 2023 and 2022, Mawson Infrastructure Group Pty Ltd paid Defender Investment Management Pty Ltd $363,611 and $262,802 respectively, in lieu of paying Mr. Manning directly for his employment. These payments were disclosed in the Executive Summary Compensation table in the Company’s 2022 and 2023 Proxy Statements. Mr. James Manning, is a director and a significant stockholder of the Company, and is a director of Defender Investment Management Pty Ltd. Manning family members have equity interests in and control Defender Investment Management Pty Ltd.

During the six month periods ended June, 2023 and 2022, Mawson Infrastructure Group Pty Ltd paid Manning Motorsports Pty Ltd $35,495 and $41,525 respectively, for vehicle services. James Manning, a director and a significant stockholder of the Company, has direct interests in and is a director of Manning Motorsports Pty Ltd.

During the six month periods ended June, 2023 and 2022, Mawson Infrastructure Group Pty Ltd paid International Cargo Solutions, a division of Flynt ICS Pty Ltd, $841,042 and $4,464,097 respectively, for freight services. Manning Capital Holdings Pty Ltd, a company associated with Mr. Manning may have had debt interests in Flynt ICS Pty Ltd. Vertua Ltd entered into an agreement to acquire International Cargo Solutions, a division of Flynt ICS Pty Ltd in October 2022. The transaction closed on June 30, 2023. James Manning, a director and a significant stockholder of the Company, is also a director of Vertua Ltd. Manning family members own interests in Vertua Ltd.

There may be additional related party transactions. Mr. James Manning has not signed a declaration of related party transactions to the Company’s satisfaction at the time of this filing.

NOTE 11 – SUBSEQUENT EVENTS

On July 18, 2023 Luna Squares LLC paid to Celsius Mining LLC $3.33 million as principal and interest related to the Celsius Promissory Note.

On July 20, 2023 we received a notice from Celsius Mining LLC that Celsius Mining LLC does not intend to renew its Co-Location Agreement, under which it receives hosting services from Luna Squares LLC (a subsidiary of the Company), and that it will expire in accordance with its terms. Celsius Mining LLC is the Company’s only hosting customer. The Company hosts approximately 20,000 miners for Celsius Mining LLC. Celsius Mining LLC has made certain allegations against Luna Squares LLC in respect of its performance under the Co-Location Agreement. Luna Squares LLC has made certain allegations again Celsius Mining LLC in respect of its performance under the Co-Location Agreement. There is a risk of dispute or litigation arising out of these allegations.

On July 25, 2023, a Debtors’ Ex Parte Motion for an Order Under Federal Rules of Bankruptcy Procedure 2004 and 9016 for Subpoenas for Examination of, and Production of Documents From, Mawson Infrastructure Group Inc., Luna Squares, and Cosmos Infrastructure LLC was filed, and the Bankruptcy Court entered an order on July 26, 2023, authorizing the Debtors to take discovery of the Mawson Entities . The Debtors intend to take discovery of the Mawson Entities to evaluate the status of the liens securing the Celsius Promissory Note and other potential claims the Debtors may have against the Mawson Entities, including with respect to the Co-Location Agreement. The discovery process is ongoing.

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Mawson,” “our company” and the “combined company” refer to Mawson Infrastructure Group Inc., a Delaware corporation, and its direct and indirect subsidiaries, including Mawson Infrastructure Group Pty Ltd, an Australian company (“Mawson AU”), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, Cosmos MIG No.1 Pty Ltd, MIG No.1 LLC, Mawson AU Limited, Mawson Bellefonte LLC, Luna Squares Texas, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Ohio LLC, Mawson Hosting LLC and Mawson Mining LLC.

Forward-Looking Statement Notice

This Quarterly Report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the risk factors summarized below.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” below .

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	our need to, and difficulty in, raising additional capital;

-	downturns in the Cryptocurrency industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	access to reliable and reasonably priced electricity sources;

-	Cyber-security threats;

-	our ability to obtain proper insurance;

-	construction risks;

-	banks and other financial institutions ceasing to provide services to our industry.

-	changes to the Bitcoin network’s protocols and software;

-	the decrease in the incentive to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	future digital asset, technological and digital currency development; and

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002;

-	material litigation, investigations or enforcement actions by regulators and governmental authorities, as disclosed in the legal proceedings section and elsewhere.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the risk factors set out in Item 1A. Risk Factors.

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

Overview

Mawson is a ‘Digital Asset Infrastructure’ business, which owns and operates (through its subsidiaries) data centers in the United States.

Our business includes the ownership and operation of the digital infrastructure associated with the operation of blockchain applications. Application-Specific Integrated Circuit (“ASIC”) computers known as Miners enable the ‘mining’ of digital assets such as Bitcoin. We currently operate on two sites located in Pennsylvania. The Miners we operate are predominately focused on the process of digital mining, specifically Bitcoin.

We offer hosting or co-location facilities to other businesses in the digital asset infrastructure industry to have their Miners located within our data centers. These businesses pay us for the use of our infrastructure and related services.

In exchange for curtailing the power we utilize from the grid in response to instances of high electricity demand, we receive net energy benefits. We also have a contract with our energy provider where we can trade our energy to achieve net energy benefits. We have recognized a derivative asset on our balance sheet for the contract we have with our energy provider, which has been measured at fair value with any changes in fair value recognized in our statement of operations.

We also sell new and used digital currency mining, data center infrastructure and equipment on a periodic basis, subject to prevailing market conditions.

We continue to conduct research and development in relation to our data centers, design, operations and technology.

Recent Developments

Effective July 14, 2023, the Company appointed Mr. William “Sandy” Harrison as its new Chief Financial Officer pursuant to the terms of an offer letter which is filed as Exhibit 10.4 hereto. Mr. Harrison has more than 27 years of experience as a senior finance executive primarily in semiconductor and communications-related technology companies. His roles have included senior research analyst, director of research, and a partner at two investment banking firms where he served as a principal and participated in several operating committee roles. He has also served as vice-president of investor relations as well as headed the financial planning and analysis and marketing communications teams at a multi-billion-dollar market-cap technology company. Mr. Harrison earned a B.A. degree from Washington and Lee University and a MBA in Finance from Loyola University Maryland. He is a previous holder of the Series 7, 24, 63, 86 and 87 licenses. There are no reportable family relationships or related person transactions involving the Company and Mr. Harrison. Mr. Harrison is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

From August 9, 2022, Mr. Ariel Sivikofsky provided Chief Financial Officer services to the Company. Pursuant to the appointment of Mr. Harrison as Chief Financial Officer, Mr. Sivikofsky ceased providing those services. Mr. Sivikofsky has made certain claims for compensation against the Company which the Company disputes. In addition, the Company announced the departure of Mr. Liam Wilson as the Company’s Chief Operating Officer effective July 14, 2023. The Company does not at this time expect to seek a replacement for the Chief Operating Officer position as such responsibilities will be absorbed by the Chief Executive Officer and President and other members of the leadership team.

On July 19, 2023, the Company entered into an Addendum to the Employment Agreement between the Company and Rahul Mewawalla, dated May 22, 2023 (the “Addendum”). The Addendum is intended to provide management continuity related to a potential or actual change-in-control event of the Company and to align with shareholder interests in support of corporate transactions. The Addendum provides for double (200%) severance related payments and benefits if Mr. Mewawalla’s employment is terminated (actually or constructively, or by Mr. Mewawalla for Good Reason) upon or after a change-in-control of the Company. The increase in payments and benefits provided to Mr. Mewawalla following a qualifying termination is the same for all change-in-control events. The description set forth above is qualified in its entirety by reference to the full text of the Addendum, which is filed as Exhibit 10.5 hereto.

On July 20, 2023 we received a notice from Celsius Mining LLC that Celsius Mining LLC does not intend to renew its Co-Location Agreement, under which it receives hosting services from Luna Squares LLC (a subsidiary of the Company), and that it will expire in accordance with its terms. Celsius Mining LLC is the Company’s only hosting customer. The Company hosts approximately 20,000 miners for Celsius Mining LLC. Celsius Mining LLC has made certain allegations against Luna Squares LLC in respect of its performance under the Co-Location Agreement. Luna Squares LLC has made certain allegations against Celsius Mining LLC in respect of its performance under the Co-Location Agreement. There is a risk of dispute or litigation arising out of these allegations.

The Company is in active discussions with potential new customers for hosting services to replace Celsius, however there is no guarantee that the Company will be able to enter into hosting agreements with new customers in a timely manner, or at all, or that the agreements with the new customers will replace the revenue that Celsius Mining LLC generates for the Company. Celsius Mining LLC and Luna Squares LLC tare in discussions related to Co-Location Agreement, however the outcome of these discussions is uncertain. The Company may decide to use the hosting infrastructure’s capacity to self-mine or for other purposes, however it will need to raise a potentially significant amount of capital to finance and acquire further hardware (specifically miners) for self-mining and the potential timing and outcome of these other potential options are uncertain.

On July 25, 2023, a Debtors’ Ex Parte Motion for an Order Under Federal Rules of Bankruptcy Procedure 2004 and 9016 for Subpoenas for Examination of, and Production of Documents From, Mawson Infrastructure Group Inc., Luna Squares, and Cosmos Infrastructure LLC was filed, and the Bankruptcy Court entered an order on July 26, 2023 . Celsius has indicated it intends to use the process of discovery to evaluate the status of the liens securing the Celsius Promissory Note and other potential claims Celsius may have against Mawson and its related entities, including with respect to the Co-Location Agreement. The discovery process is ongoing.

Environment, Sustainability, Governance

The Company has a strategy to source renewable or sustainable sources of energy, including carbon-neutral or low carbon emissions sources for the majority of its operations. These are key criteria when analyzing a new site for acquisition, lease or selling an existing site. The Company believes it can make a positive contribution towards lowering carbon emissions by supporting carbon neutral or low-emissions power sources.

The Company can provide, and has provided, electricity grid stability by curtailing its power usage during times of high-power demand through its Energy Markets Program, for example through its membership in the PJM Market, and various demand response programs as and where they are available.

Results of Operations – Three months Ended June 30, 2023 compared to the three months ended June 30, 2022

	For the three months ended June 30,
	2023	2022
Revenues:
Digital currency mining revenue	$4,896,521	$16,212,525
Hosting co-location revenue	4,594,752	3,567,912
Net energy benefits	1,017,678	-
Sale of equipment	42,584	-
Total revenues	10,551,535	19,780,437
Less: Cost of revenues (excluding depreciation)	7,028,458	14,359,072
Gross profit	3,523,077	5,421,365
Selling, general and administrative	6,265,256	9,431,088
Stock based compensation	687,276	936,235
Depreciation and amortization	8,789,755	16,023,817
Change in fair value of derivative asset	5,444,300	(17,714,357)
Total operating expenses	21,186,587	8,676,783
Loss from operations	(17,663,510)	(3,255,418)
Non-operating income (expense):
Losses on foreign currency transactions	(397,165)	1,657,055
Interest expense	(647,062)	(1,565,040)
Impairment of financial assets	-	(1,107,197)
Profit on sale of site	2,562,283	-
Gain on sale of marketable securities	-	-
Other income	252,363	1,864,968
Share of net loss of equity method investments	-	-
Total non-operating income (expense), net	1,770,419	849,786
Loss before income taxes	(15,893,091)	(2,405,632)
Income tax expense	(1,756,371)	-
Net Loss	(17,649,462)	(2,405,632)
Less: Net loss attributable to non-controlling interests	(305,556)	(288,229)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(17,343,906)	$(2,117,403)

Net Loss per share, basic and diluted	$(1.12)	$(0.18)
Weighted average number of shares outstanding	15,527,824	11,933,092

Revenues

Digital currency mining revenues from production of Bitcoin for the three months ended June 30, 2023 and 2022 were $4.90 million and $16.21 million respectively. This represented a decrease of $11.31 million or 70%. The decrease in mining revenue for the period was primarily attributable to a decrease in the total Bitcoin produced. Bitcoin produced totaled 181.62 in 2023 compared with 489.60 in the 2022 period, a decrease of 63% of Bitcoin produced over the respective period. The decrease is due to less miners being deployed during the current period as a result of the transition of mining to the Pennsylvania sites following the sale of the Georgia site, which occurred during October 2022. Additionally, the difficulty to mine Bitcoin during the current quarter increased significantly over the prior period, and there was a decrease in the average price of Bitcoin. During the quarter ended June 30, 2022, the average price of Bitcoin was $32,790, whereas the average price of Bitcoin during the quarter ended June 30, 2023 was $27,986, a 15% decrease in the average price.

Hosting co-location revenue for the three months ended June 30, 2023 and 2022 were $4.59 million and $3.57 million respectively. This increase is due to an increase in the number of miners we hosted during the period ended in June 2023.

Net energy benefits for the three months ended June 30, 2023 and 2022, were $1.02 million and $0 respectively. This increase is due to the fact we did not participate in this program during the three months ended June 30, 2022.

Sales of digital mining equipment for the three months ended June 30, 2023 and 2022, were $0.04 million and $0 respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock-based compensation; and depreciation and amortization.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital currency mining, cost of energy sold and cost of mining equipment sold.

Cost of revenue for the three months ended June 30, 2023 and 2022 were $7.03 million and $14.36 million, respectively. The decrease in cost of revenue was primarily attributable to a decrease in power costs related to energy to operate the mining equipment within our owned and hosting facilities. This decrease is attributable to less miners being used in operations during the current quarter due to the sale of the Georgia site.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, employee compensation payroll, audit, and legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization and general office expenses.

Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were $6.27 million and $9.43 million respectively, which is a reduction of $3.16 million in the period. The decrease in these expenses is primarily attributable to personal property tax decreasing by $1.29 million in relation to the Georgia site (which was sold during 2022); marketing costs decreasing by $0.38 million; contact labor costs decreasing by $0.47 million; legal costs decreasing by $0.43 million and equipment repairs decreasing by $0.59 million. This is offset by an increase in freight of $0.75 million.

Stock based compensation

Stock based compensation expenses for the three months ended June 30, 2023 and 2022 were $0.69 million and $0.94 million respectively. In the three months ended June 30, 2023, stock based compensation was largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $0.50 million, and $0.19 million in relation to long-term incentives for the Company’s management.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital currency mining hardware and MDC equipment.

Depreciation and amortization for the three months ended June 30, 2023 and 2022 were $8.79 million and $16.02 million, respectively. The decrease is primarily attributable to the Company owning less miners in the quarter ended June 30, 2023. At June 30 2023 we owned 23,458 miners whereas as at June 30, 2022 we owned 35,329 miners. We also revised our estimate of the useful life of miners with effect from December 1, 2022 to better reflect the pattern of consumption. The change was effected by updating the method of depreciation from reducing balance to the straight-line method from that date.

Change in fair value of derivative asset

During the three months ended June 30, 2023 and 2022, there was an adverse change in the fair value of the derivative asset by $5.44 million and a gain of $17.71 million, respectively in relation to our power supply arrangements. The reason for the adverse change in the derivative asset is due to the fall in the price of energy costs combined with less time left on the power supply agreement.

Non-operating expenses

Non-operating expenses consist primarily of interest expenses and losses on foreign currency transactions.

Interest expenses for the three months ended June 30, 2023 and 2022 were $0.65 million and $1.57 million, respectively. This decrease of $0.92 million was attributable to the paydown of debt during 2022 and the current quarter, resulting in lower interest charges.

During the three months ended June 30, 2023, the realized and unrealized loss on foreign currency transactions was $0.40 million, in contrast to the three months ended June 30, 2022, where there was a gain of $1.66 million due to the movement in foreign exchange rates.

Non-operating income

Non-operating income consists primarily of sale of site assets and other income.

The profit on sale of site assets for the three months ended June 30, 2023 and 2022 were $2.56 million and $0, respectively. This profit is in relation to the sale of the Luna Squares Texas LLC, including 59 transformers.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $17.65 million for the three months ended June 30, 2023, compared to a net loss of $2.41 million for the three months ended June 30, 2022.

Results of Operations – Six months Ended June 30, 2023 compared to the six months ended June 30, 2022

	For the six months ended June 30,
	2023	2022
Revenues:
Digital currency mining revenue	$7,652,521	$34,996,368
Hosting co-location revenue	8,917,306	4,116,860
Net energy benefits	1,458,734	-
Sale of equipment	193,581	91,545
Total revenues	18,222,142	39,204,773
Less: Cost of revenues (excluding depreciation)	11,706,460	22,771,433
Gross profit	6,515,682	16,433,340
Selling, general and administrative	11,242,674	15,908,034
Stock based compensation	1,691,619	1,326,844
Depreciation and amortization	16,752,279	29,826,849
Change in fair value of derivative asset	6,125,525	(17,714,357)
Total operating expenses	35,812,097	29,347,370
Loss from operations	(29,296,415)	(12,914,030)
Non-operating income (expense):
Losses on foreign currency transactions	(815,382)	957,818
Interest expense	(1,546,114)	(2,801,713)
Impairment of financial assets	-	(1,107,197)
Profit on sale of site	3,353,130	-
Gain on sale of marketable securities	1,437,230	-
Other income	177,941	1,889,415
Share of net loss of equity method investments	(36,356)	-
Total non-operating income (expense), net	2,570,449	(1,061,677)
Loss before income taxes	(26,725,966)	(13,975,707)
Income tax expense	(2,304,454)	-
Net Loss	(29,030,420)	(13,975,707)
Less: Net loss attributable to non-controlling interests	(584,489)	(522,648)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(28,445,931)	(13,453,059)

Net Loss per share, basic and diluted	$(1.93)	$(1.12)
Weighted average number of shares outstanding	14,744,915	11,965,129

Revenues

Digital currency mining revenues from production for the six months ended June 30, 2023 and 2022 were $7.65 million and $35.0 million respectively. This represented a decrease of $27.35 million or 78%. The decrease in mining revenue for the period was primarily attributable to a decrease in the total Bitcoin produced. Bitcoin produced totaled 302.73 in 2023 compared with 948.27 in the 2022 period, a decrease of 68% of Bitcoin produced over the respective period. The reason for this decrease is due to less miners being deployed during the current period due to the sale of the Georgia site which occurred during October 2022, in addition to this the difficulty to mine Bitcoin was also higher during the current six month period. Another reason for the decrease in digital currency mining revenue is due to the average price of Bitcoin. During the six month period ended June 30, 2023, the average price of Bitcoin was $25,368 whereas the average price of Bitcoin during the six month period ended June 30, 2022 was $37,011, a 31% decrease in the average price.

Hosting co-location revenue for the six months ended June 30, 2023 and 2022 were $8.92 million and $4.12 million respectively. This increase is due to an increase in the number of miners we hosted during the period ended in March 2023.

Net energy benefits for the six months ended June 30, 2023 and 2022, were $1.46 million and $0 respectively. This increase is due to the fact we did not participate in this program during the six months ended June 30, 2022.

Sales of digital mining equipment for the six months ended June 30, 2023 and 2022, were $0.19 million and $0.09 million, respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock based compensation; and depreciation and amortization.

Cost of revenues.

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock based compensation; and depreciation and amortization.

Cost of revenues for the six months ended June 30, 2023 and 2022 were $11.71 million and $22.77 million, respectively. The decrease in cost of revenue was primarily attributable to a decrease in power costs related to energy to operate our mining equipment and hosting facilities. This decrease is attributable to less miners being used in operations during the current six month period due to the sale of the Georgia site.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, employee compensation , audit, and legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization and general office expenses.

Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were $11.24 million and $15.91 million respectively. Total selling, general and administrative expenses reduced by $4.67 million in the period. Some of the main factors impacting the decrease the expenses were due to personal property tax decreasing by $1.34 million in relation to the Georgia site which was sold during 2022; marketing costs decreased by $0.60 million; contact labor costs decreased by $0.88 million; legal costs decreased by $0.57 million; recruitment costs decreased by $0.35 million and equipment repairs decreased by $1.0 million. This is offset by an increase in freight of $0.53 million and an increase in payroll costs of $0.44 million.

Stock based compensation

Stock based compensation expenses for the six months ended June 30, 2023 and 2022 were $1.69 million and $1.33 million respectively. In the six months ended June 30, 2023, stock based compensation was largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $1.0 million, shares issued to W Capital Advisors Pty Ltd amounting to $0.31 million for consultancy and advisory work and $0.38 million in relation to long-term incentives for the Company’s leadership team.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital currency mining hardware and MDC equipment.

Depreciation and amortization for the six months ended June 30, 2023 and 2022 were $16.75 million and $29.83 million, respectively. The decrease is primarily attributable to the Company owning less miners in the six month period ended June 30, 2023, as at June 30 2023 there were 23,458 miners whereas as at June 30, 2022 there were 35,329 miners. There was also a revised estimate of the useful life of miners with effect from December 1, 2022 to better reflect the pattern of consumption the change being effected by changing the method of depreciation from reducing balance to the straight line method from that date.

Change in fair value of derivative asset

During the six months ended June 30, 2023, there was an adverse change in the fair value of the derivative asset by $6.13million and a gain of $17.71 million, respectively in relation to our power supply arrangements. The reason for the adverse change in the derivative asset is due to the fall in the price of energy costs combined with less time left on the power supply agreement.

Non-operating expense

Non-operating expenses consist primarily of interest expense, losses on foreign currency transactions, loss on write off property, plant and equipment, and share of net loss of associates accounted for using the equity method.

Interest expense for the six months ended June 30, 2023 and 2022 were $1.55 million and $2.80 million, respectively. This was a decrease of $1.32 million which was attributable to the paydown of debt during 2022 and the current six month period resulting in a lower interest charge.

During the six months ended June 30, 2023, the realized and unrealized loss on foreign currency transactions was $0.82 million, and for the six months ended June 30, 2022 there was a gain of $0.96 million due to the movement in foreign exchange rates.

Non-operating income

Non-operating income consists primarily of, profit on sale of site assets, gain on sales of marketable securities and other income.

The gain on sales of marketable securities for the six months ended June 30, 2023 and 2022 were $1.44 million and $0, respectively. The gain during the six month period was in relation to the sale of CleanSpark, Inc shares.

The profit on sale of site assets for the six months ended June 30, 2023 and 2022 were $3.35 million and $0, respectively. This is mainly in relation to the sale of the Luna Squares Texas LLC and the 59 transformers. However, $0.79 million of this gain on sale relates to an accounting adjustment relating to the sale of the Georgia site to CleanSpark, Inc during 2022. The Company determined the impact of recording this adjustment during 2023 was not material to the financial statements or the opening balance of the accumulated deficit.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $29.03 million for the six months ended June 30, 2023, compared to a net loss of $13.98 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the six month period ended June 30, 2023, we financed our operations primarily through:

1.	Net cash used by operating activities of $4.19 million;

2.

On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$8 million (USD$5.2 million). During the six month period ending June 30, 2023, the Company received AUD$3 million (USD$1.99 million) from this loan facility. As at June 30, 2023, AUD$1.46 million (USD$0.97 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023 and the Company and W Capital Advisors Pty Ltd are in ongoing discussions regarding the terms and extension of the loan. W Capital Advisors Pty Ltd and MIG PL have each reserved their rights.

3.

The Company has the ability through its ATM Agreement to sell shares of its common stock. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which reduced the amount of shares of common stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9,000,000 from time to time. During the six months ended June 30, 2023, 415,271 shares were issued as part of the ATM Agreement for cash proceeds of $1.19 million, net of issuance costs. However, the Company is currently contractually restricted from issuing any stock under its ATM Agreement until on or about November 7, 2023.

4.

On May 3, 2023, the Company has entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock (or pre-funded warrants in lieu thereof) at a purchase price of $2.40 per share of common stock in a registered direct offering. In addition, in a concurrent private placement, the Company will issue to the institutional investors unregistered warrants to purchase up to 2,604,170 shares of its common stock with an exercise price of $3.23 per share and are exercisable six months following issuance for a period of five and one-half years following issuance. The shares of common stock and pre-funded warrants described above are being offered and sold by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-264062). The warrants to purchase common stock described above were offered and sold by the Company pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. This offering closed on May 8, 2022. The net amount raised was $4.60 million. As a condition of the offering the Company was precluded from issuing new shares until the date that is 60 days from the date the offering closed, or new shares under the ATM until the date that is 180 days from the date the offering closed.

During the six months ending June 30, 2023 we repaid $9.67 million of principal payments against the historical facilities provided by Celsius, Marshall and W Capital Advisors Pty Ltd.

We believe our working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, further issuances of shares, and other potential sources of capital, monetization or funds. These are expected to be adequate to fund our operations over the next twelve months. In addition, the Company shall have access to equity financing through the ATM offering facility post the contractually restricted period. For our business to grow it is expected, we may continue investing in mining equipment and infrastructure and will require additional working capital in the short-term and long-term. As at June 30, 2023 we had an aggregate of $20.87 million of debt that is required to be repaid within eight months unless we refinance or renegotiate the terms, $3.33 million of this debt was paid during July 2023, a further $11.06 million is required to be repaid on or before August 31, 2023, unless we refinance or renegotiate the terms. In addition, the Celsius deposit of $15.33 million is the subject of a dispute.

Please see our Risk Factor entitled “We may need to raise additional capital to continue our operations and execute our business strategy” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Working Capital and Cash Flows

As of June 30, 2023, and December 31, 2022, we had cash and cash equivalents balance of $5.61 million and $0.95 million, respectively.

As of June 30, 2023, and December 31, 2022, our trade receivables balance was $6.40 million and $10.46 million, respectively.

As of June 30, 2023, we had $20.87 million of outstanding short-term borrowings, and as of December 31, 2022, we had $23.61 million of short-term borrowings. The short-term borrowings as of June 30, 2023, relate to the to the secured loan facilities with Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd. As of June 30, 2023, and as of December 31, 2022, we had $0 and $4.51 million, respectively, of outstanding long-term borrowings.

As of June 30, 2023, we had negative working capital of $32.30 million and as at December 31, 2022, we had negative working capital of $15.17 million.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the three months ending June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

Net cash (used in)/provided by operating activities	$(4,192,480)	$33,146,960
Net cash provided by/(used in) investing activities	$10,767,041	$(53,155,193)
Net cash (used in)/provided by financing activities	$(1,893,177)	$19,513,738

For the six months ended June 30, 2023, net cash used by operating activities was $4,192,480 and for the six months ended June 30, 2022, net cash provided by operating activities was $33,146,960. The decrease in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the six months ended June 30, 2023, net cash provided by investing activities was $10,767,041 and for the six months ended June 30, 2022, net cash used in investing activities was $53,155,193. The net cash provided by investing activities during June 30, 2023 was primarily attributable the proceeds from sale of investment shares in CleanSpark, Inc.

For the six months ended June 30, 2023, net cash used in financing activities was 1,893,177 and for the six months ended June 30, 2022, net provided by financing activities was $19,513,738. The cash used in financing activities during June 30, 2023 was primarily attributable to the repayment of borrowings.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations.

In December 2021 MIG No. 1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall. The loan matures in February 2024 and bears interest at a rate of 12% per annum, payable monthly with interest payments commencing that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance is $8.07 million as at June 30, 2023, all of which is classified as a current liability. On June 30, 2023 MIG No. 1 Pty Ltd did not make a principal and interest payment of $0.50 million. MIG No. 1 Pty Ltd and Marshall are in ongoing discussions with respect to the payment, and the loan terms generally. Marshall and MIG No. 1 Pty Ltd have each reserved their rights.

On February 23, 2022, Luna Squares LLC entered into a Co-Location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20 million, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum. Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, the outstanding balance is $11.33 million as of June 30, 2023, all of which is classified as a current liability. Celsius Mining LLC filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Co-location Agreement, Celsius Mining LLC advanced deposits of $15.33 million to Luna Squares LLC. The deposits are the subject of a commercial dispute between the parties.

On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3.00 million (USD$1.9 million). This was amended on September 29, 2022 and the loan facility was increased to AUD$8.00 million (USD$5.2 million). As at June 30, 2023, AUD$1.46 million (USD$0.97 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023 and Mawson Infrastructure Group Pty Ltd and W Capital Advisors Pty Ltd are in ongoing discussions. W Capital Advisors Pty Ltd and MIG PL have each reserved their rights.

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3.60 million (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3.60 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million has been classified as a current liability. The final convertible note matured in July 2023 and the Company is in ongoing discussions with the noteholder.

Financial condition

As at June 30, 2023 and December 31, 2022, we had net current liabilities of $32.30 million and $15.17 million respectively. As at June 30, 2023 and December 31, 2022, we had net assets of $55.33 million and $76.17 million respectively. As at June 30, 2023 we had an accumulated deficit of $150.70 million compared to $122.26 million as at December 31, 2022. Our cash position at June 30, 2023, was $5.61 million in comparison to $0.95 million at December 31, 2022. For the six month period ending June 30, 2023 and June 30, 2022 the Company incurred a loss after tax of $29.03 million and a loss after tax of $13.98 million respectively. Included in trade and other receivables is a $2 million payment being the final payment due from CleanSpark, Inc for the sale of the Georgia facility. CleanSpark, Inc has disputed this payment and there is uncertainty as to whether the Company can recover this amount in part or full.

Our primary requirements for liquidity and capital are working capital, capital expenditures, public company costs and general corporate needs. In particular, we have large power usage costs, and other significant costs include our lease, operational and employee costs. We expect these capital and liquidity needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, external debt facilities available to us and further issuances of shares.

We require additional capital to respond to near-term debt repayment obligations, competitive pressure, market dynamics, new technologies, customer demands, business opportunities, challenges, potential acquisitions or unforeseen circumstances, and we will likely need to determine to engage in equity or debt financings in the short term. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to fund, grow or support our business model and to respond to business challenges could be significantly limited, our business, financial condition and results of operations could be adversely affected, and this may result in bankruptcy or our ceasing operations.

The Company is taking steps to preserve cash by optimizing costs and negotiating with suppliers to improve their terms of trade. The Company has been improving its revenue generation by improving the efficiency of its operations. The Company will continue to seek to optimize its cashflows.

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

The Company is providing supplemental financial measures for (i) non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, or (“adjusted EBITDA”) that excludes the impact of interest, taxes, depreciation, amortization, share-based compensation expense, unrealized gains/losses on share of associates, and certain non-recurring expenses. We believe that adjusted EBITDA is useful to investors in comparing our performance across reporting periods on a consistent basis.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	$(17,649,462)	$(2,405,632)	$(29,030,420)	$(13,975,707)
Impairment of financial assets	-	1,107,197	-	1,107,197
Share of net loss of equity method investments	-	-	36,356	-
Depreciation and amortization	8,789,755	16,023,817	16,752,279	29,826,849
Stock based compensation	687,276	936,235	1,691,619	1,326,844
Unrealized and realized losses/(gain)	397,165	(1,657,055)	815,382	(957,818)
Other non-operating income	(252,363)	(1,864,968)	(177,941)	(1,889,415)
Other non-operating expenses	647,062	1,565,040	1,546,114	2,801,713
Income tax	1,756,371	-	2,304,454	-
EBITDA (non-GAAP)	$(5,624,196)	$13,704,634	$(6,062,157)	$18,239,663

Critical accounting estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Board of Directors and management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023, including the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Significant Reliance on Certain Individuals. There is inadequate segregation of duties in place related to our financial reporting and other review and oversight procedures due to the lack of sufficient accounting personnel. This is not inconsistent with similar small organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and to meet the requirements of the SEC, U.S. GAAP and the Sarbanes-Oxley Act of 2002. In addition, this poses the risk that compliance and other reporting obligations are not dealt with in an adequate manner.

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

Information and Technology Controls. There are control deficiencies related to information technology (“IT”) general controls that in the aggregate constitute a material weakness. Deficiencies identified include lack of controls over access to programs and data, program changes, program development and general IT controls.

Data from third parties. The Company did not properly execute its designed controls to ensure that data received from third parties was complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and hosting revenue, net energy benefits, and digital currency assets.

Fixed asset verification. The Company did not properly execute its designed controls around physical asset verification. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective as of June 30, 2023, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. With the oversight of senior management and our audit committee, we continue to remediate the underlying causes of the identified material weaknesses, such that the controls are designed, implemented and operate better.

Our remediation efforts commenced in fiscal year 2022, when we performed a risk assessment, designed controls, and gradually implemented controls for all business processes. In the current financial year, management updated the initial risk assessment, refined control designs, continued the implementation of controls and performed ongoing remediation efforts to uplift the quality and effectiveness of existing controls. Remediation efforts further included the implementation of new IT systems and applications with robust controls, segregating duties through implementing system workflows and the hiring of qualified personnel in financial reporting and IT. A number of controls remain to be implemented in the upcoming quarters.

Whilst controls have been implemented across all business processes, the material weaknesses in our internal control over financial reporting and information technology will not be considered remediated until controls are operated for a sufficient period of time and have been tested for and concluded on for effectiveness. Further testing of the effectiveness of controls is planned in subsequent quarters.

Remediation efforts for upcoming quarters will be focused on implementing the remainder of controls, refining existing controls and validating the effectiveness of implemented controls using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control. We cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting and other business processes will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not, and have not been in the recent past, a party to any litigation which may have or have had in the recent past significant effects on our financial position or profitability. However, we have been in the past, and may be from time to time in the future, be involved in certain litigation related to our businesses. The Company and some of its subsidiaries are currently in commercial disputes, including with Celsius Mining LLC, whereby Celsius Mining LLC, the Company and/or its subsidiaries and affiliates have made certain allegations and claims against each other. The Company is also in a commercial dispute with CleanSpark, Inc. related to payments due by CleanSpark, Inc. to the Company. If the Company and those subsidiaries are unable to resolve these issues with Celsius Mining LLC and/or CleanSpark, Inc, these disputes may lead to litigation. Mr. Sivikofsky, who previously provided CFO services to the Company, has made certain compensation related claims against the Company which the Company disputes.

Item 1A. Risk Factors

The Company’s risk factors were disclosed in (i) Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed on March 23, 2023 and (ii) Part II, Item 1A of our Quarterly Report on form 10-Q for the quarter ended March 31, 2023. In addition, the Company includes the additional risk factors and updates to existing risk factors below:

Listing on The Nasdaq Capital Market (“Nasdaq”)

On May 24, 2023 the Company notified Nasdaq that we had fallen out of compliance with Nasdaq’s Listing Rules regarding Majority Independent Board and Audit Committee Composition due to an independent director becoming an executive of the company. The Nasdaq Listing Rules provide a cure period to regain compliance, which is until our next annual stockholders’ meeting. The Company plans to add a new independent Board director and to the Audit Committee and looks forward to subsequently regaining compliance with the Nasdaq Listing Rules within the cure period allowed by the Nasdaq.

There is a risk that the Company may be de-listed if it fails to maintain compliance with any of the other Nasdaq Listing Rules.

We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.

We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we seek to increase the efficiency of our operations, find new hosting customers, and grow the size of our self-mining operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2023, have been prepared on the basis that we will be able to continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2023, our accumulated deficit was $150.70 million, our cash and cash equivalents were $5.61 million, and we had negative working capital of $32.30 million. Advancing our future plans will require substantial additional investment. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of this report. We will need to raise substantial additional capital in the near term to continue to fund our operations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend on many factors, as discussed further below as well as under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

Our capital needs have depended on, and will continue to depend on, many factors that are highly variable and difficult to predict, including:

●	working capital,

●	capital expenditures,

●	public company costs and

●	general corporate needs.

We are seeking to raise additional capital through a variety of means, including equity, equity-linked or debt securities offerings, or other types of arrangements or sources of capital, monetization or funds. Our past success in raising capital through equity offerings should not be viewed as an indication we will be successful in raising capital through those or any other means in the future. We expect that our ability to raise additional capital and the amount of capital available to us will depend not only on our operations, assets and progress effecting our business plan, but also on several factors outside of our control, such as macroeconomic and financial market conditions.

Unstable and unfavorable market and economic conditions may harm our ability to raise additional capital. An economic downturn, recession or recessionary concerns, delay or failure of the U.S. government to raise the federal debt ceiling, increased inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, or the occurrence or continued occurrence of events similar to those in recent years, such as a fall in the price of Bitcoin, the COVID-19 pandemic or other public health emergencies, geopolitical conflict (such as the war in Ukraine), natural/environmental disasters, supply-chain disruptions, terrorist attacks, strained relations between the U.S. and a number of other countries, social and political discord and unrest in the U.S. and other countries, and government shutdowns, among others, increase market volatility and have long-term adverse effects on the U.S. and global economies and financial markets. Volatility and deterioration in the financial markets and liquidity constraints or other adverse developments affecting financial institutions may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources, such as from strategic collaborations and government and other grants.

Our management may devote significant time and we may incur substantial costs in pursuing, evaluating and negotiating potential strategic options or capital-raising transactions and those efforts may not prove successful on a timely basis, or at all. If we cannot raise adequate additional capital when needed, we may be forced to reorganize or merge with another entity, sell or monetize assets, file for bankruptcy, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and our stockholders may lose all or part of their investment in our common stock.

We will need to raise capital to meet our debt service obligations on or before August 23, 2023, and to fund our working capital needs. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

As of June 30, 2023, we had cash and cash equivalents of approximately $5.61 million. As of June 30, 2023, approximately $20.87 million of loans and other borrowings and payables is due of which $3.33 million of this debt was paid during July 2023. We need to raise capital to meet our debt service obligations and fund our working capital needs. We currently have no arrangements for such capital and no assurances can be given that we will be able to raise such capital when needed, on acceptable terms, or at all. If we are unable to raise or source sufficient capital, we will need to implement additional measures to reduce operating expenses and to preserve capital, any of which may further adversely affect our operations. If we fail to comply with our debt service obligations, our lenders could declare a default, which could lead to all or a number of payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business.

On July 20, 2023 we received a notice from Celsius Mining LLC that Celsius Mining LLC does not intend to renew its Co-Location Agreement, under which it receives hosting services from Luna Squares LLC (a subsidiary of the Company), and that it will expire in accordance with its terms. Celsius Mining LLC is the Company’s only hosting customer. The Company hosts approximately 20,000 miners for Celsius Mining LLC. In addition, Celsius Mining LLC has made certain allegations against Luna Squares LLC in respect of its performance under the Co-Location Agreement. Luna Squares LLC has made certain allegations against Celsius Mining LLC in respect of its performance under the Co-Location Agreement. There is a risk of litigation arising out of these allegations.

The Company is in discussions with potential new customers for hosting services to replace Celsius, however there is no guarantee that the Company will be able to enter into hosting agreements with new customers in a timely manner, or at all, or that the agreements with the new customers will replace the revenue that Celsius Mining LLC generated for the Company. Celsius Mining LLC has indicated a desire to continue working with Luna Squares LLC to discuss a new Co-Location Agreement, however the outcome of this discussion is uncertain. The Company may decide to use the hosting infrastructure’s capacity to self-mine or for other purposes, however it will need to raise a potentially significant amount of capital to finance and acquire further hardware (specifically miners) for self-mining and the potential timing and outcome of these and other potential options are uncertain.

On July 25, 2023, a Debtors’ Ex Parte Motion for an Order Under Federal Rules of Bankruptcy Procedure 2004 and 9016 for Subpoenas for Examination of, and Production of Documents From, Mawson Infrastructure Group Inc., Luna Squares, and Cosmos Infrastructure LLC [Docket No. 3088] was filed, and the Bankruptcy Court entered an order on July 26, 2023, authorizing the Debtors to take discovery of the Mawson Entities [Docket No. 3091]. The Debtors intend to take discovery of the Mawson Entities to evaluate the status of the liens securing the Promissory Note and other potential claims the Debtors may have against the Mawson Entities, including with respect to the Co-Location Agreement. The discovery process is ongoing.

The Company requires capital to invest in new hardware. Bitcoin mining hardware becomes obsolete over time, and the difficulty to mine for Bitcoin increases as the total hashrate of the Bitcoin network increases. This means that if competitors continue to increase their hashing power relative to the Company, the Company will tend to earn less Bitcoin if its hashing power does not increase in a similar manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1†	Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)
2.2†	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8*	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023
3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
4.1	Form of Common Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.2	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.4	Form of Warrant Amendment Agreement dated May 3, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
10.2	Employment Agreement by and between Mawson Infrastructure Group Inc. and Rahul Mewawalla, dated May 22, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023)
10.3	Letter Deed of Departure by and between Mawson Infrastructure Group Pty Ltd and James Manning, dated May 22, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023)
10.4	Chief Financial Officer Offer Letter and Exhibit A (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023)
10.5	Addendum dated July 19, 2023 to Employment Agreement between Mawson Infrastructure Group, Inc. and Rahul Mewawalla (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2023)
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023, and 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: August 21, 2023	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer and President
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ William Harrison
William Harrison Chief Financial Officer
(Principal Financial and Accounting Officer)