Form 10-Q
period 2023-09-30
Mawson Infrastructure Group Inc.
filed 2023-11-13
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 10, 2023, the issuer had a total of 16,644,711 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,496,838	$946,265
Prepaid expenses	1,547,066	3,488,868
Trade and other receivables	10,611,086	10,458,076
Assets held for sale	-	5,446,059
Total current assets	13,654,990	20,339,268
Property and equipment, net	66,312,235	91,016,498
Derivative asset	4,653,608	11,299,971
Investments, equity method	100,904	2,085,373
Marketable securities	-	3,243,957
Security deposits	424,064	2,524,065
Operating lease right-of-use asset	2,691,570	2,819,933

Total assets	$87,837,371	$133,329,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$27,054,546	$10,572,061
Current portion of operating lease liability	1,762,488	1,300,062
Current portion of finance lease liability	32,453	30,702
Current portion of long-term borrowings	17,784,148	23,610,583
Total current liabilities	46,633,635	35,513,408
Customer deposits	-	15,328,445
Operating lease liability, net of current portion	1,092,077	1,727,975
Finance lease liability, net of current portion	58,660	83,223
Long-term borrowings, net of current portion	-	4,509,894
Total liabilities	47,784,372	57,162,945
Commitments and Contingencies (Note 9)

Stockholders’ equity:
Series A preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 16,518,043 and 13,625,882 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	16,518	13,626
Additional paid-in capital	205,920,400	194,294,559
Accumulated other comprehensive income	5,543,121	5,021,467
Accumulated deficit	(169,751,176)	(122,257,628)
Total Mawson Infrastructure Group, Inc. stockholders’ equity	41,728,863	77,072,024
Non-controlling interest	(1,675,864)	(905,904)
Total stockholder’s equity	40,052,999	76,166,120
Total liabilities and stockholder’s equity	$87,837,371	$133,329,065

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Digital currency mining revenue	$6,898,223	$5,913,031	$14,550,744	$40,909,399
Co-location revenue	2,959,074	5,726,064	11,876,379	9,842,924
Net energy benefits	1,475,333	6,301,108	2,934,066	10,479,768
Sale of equipment	-	10,388,223	193,581	6,301,108
Total revenues	11,332,630	28,328,426	29,554,770	67,533,199
Less: Cost of revenues (excluding depreciation)	7,715,920	18,183,524	19,422,380	40,954,957
Gross profit	3,616,710	10,144,902	10,132,390	26,578,242
Selling, general and administrative	3,655,444	5,001,553	14,898,118	20,882,237
Stock based compensation	3,784,316	797,830	5,475,935	2,124,674
Depreciation and amortization	11,875,618	16,252,106	28,627,896	46,061,673
Change in fair value of derivative asset	520,838	(3,669,547)	6,646,363	(21,383,904)
Total operating expenses	19,836,216	18,381,942	55,648,312	47,684,680
Loss from operations	(16,219,506)	(8,237,040)	(45,515,922)	(21,106,438)
Non-operating income (expense):
Losses on foreign currency transactions	(600,619)	(7,320,412)	(1,416,000)	(6,362,594)
Interest expense	(514,953)	(1,559,104)	(2,061,067)	(4,360,817)
Impairment of financial assets	(1,837,063)	-	(1,837,063)	(1,134,547)
Profit on sale of site	-	-	3,353,130	-
Gain on sale of marketable securities	-	-	1,437,230	-
Other expenses	(158,577)	-	(226,330)	-
Loss on re-classification to assets held for sale	-	(4,195,046)	-	(4,195,046)
Other income	-	59,819	245,694	1,931,952
Share of net loss of equity method investments	-	-	(36,356)	-
Total non-operating income (expense), net	(3,111,212)	(13,014,743)	(540,762)	(14,121,052)
Loss before income taxes	(19,330,718)	(21,251,783)	(46,056,684)	(35,227,490)
Income tax expense	-	-	(2,304,454)	-
Net Loss	(19,330,718)	(21,251,783)	(48,361,138)	(35,227,490)
Less: Net loss attributable to non-controlling interests	(283,101)	(389,801)	(867,590)	(912,449)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(19,047,617)	$(20,861,982)	$(47,493,548)	$(34,315,041)
Net Loss per share, basic and diluted	$(1.15)	$(1.58)	$(3.10)	$(2.77)
Weighted average number of shares outstanding	16,500,833	13,227,788	15,336,653	12,392,205

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net Loss	$(19,330,718)	$(21,251,783)	$(48,361,138)	$(35,227,490)
Other comprehensive (income) loss
Foreign currency translation adjustment	267,458	6,453,266	619,284	4,452,856
Comprehensive loss	(19,063,260)	(14,798,517)	(47,741,854)	(30,774,634)
Less: Comprehensive loss attributable to non-controlling interests	(283,101)	(389,801)	(867,590)	(912,449)
Comprehensive loss attributable to common stockholders	$(18,780,159)	$(14,408,716)	$(46,874,264)	$(29,862,185)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2023

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of June 30, 2023	16,454,709	$16,455	$202,136,148	$5,321,282	$(150,703,559)	$56,770,326	$(1,438,382)	$55,331,944
Issuance of warrants	-	-	500,500	-	-	500,500	-	500,500
Exercising of RSUs and stock options	63,334	63	163,339	-	-	163,402	-	163,402
Stock based compensation expense for RSU’s and stock options	-	-	3,120,413	-	-	3,120,413	-	3,120,413
Net loss	-	-	-	-	(19,047,617)	(19,047,617)	(283,101)	(19,330,718)
Other comprehensive income	-	-	-	221,839		221,839	45,619	267,458
Balance as of September 30, 2023	16,518,043	$16,518	$205,920,400	$5,543,121	$(169,751,176)	$41,728,863	$(1,675,864)	$40,052,999

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of June 30, 2022	12,081,883	12,082	169,627,805	17,104,426	(2,530,052)	(82,952,860)	101,261,401	(140,227)	101,121,174
Issuance of common stock, net of offer costs	1,337,248	1,337	5,642,961	-	-	-	5,644,298	-	5,644,298
Issuance of warrants	-	-	(10,243,200)	10,743,700	-	-	500,500	-	500,500
Issuance and exercising of RSUs and stock options	122,497	122	1,829,500	(1,531,568)	-	-	298,054	-	298,054
Net loss	-	-	-	-	-	(20,861,982)	(20,861,982)	(389,801)	(21,251,783)
Other comprehensive income	-	-	-	-	6,427,434	4,480	6,431,914	21,352	6,453,266
Balance as of September 30, 2022	13,541,628	13,541	166,857,066	26,316,558	3,897,382	(103,810,362)	93,274,185	(508,676)	92,765,509

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2023

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2022	13,625,882	$13,626	$194,294,559	$5,021,467	$(122,257,628)	$77,072,024	$(905,904)	$76,166,120
Conversion of notes payable into common stock	104,319	104	276,855	-	-	276,959	-	276,959
Issuance of common stock in lieu of interest on borrowings	18,807	19	63,926	-	-	63,945	-	63,945
Issuance of common stock for services	93,334	93	306,976	-	-	307,069	-	307,069
Issuance of warrants	-	-	1,501,500	-	-	1,501,500	-	1,501,500
Exercising of RSUs and stock options	177,094	177	163,339	-	-	163,516	-	163,516
Stock based compensation for RSUs	-	-	3,503,849	-	-	3,503,849	-	3,503,849
Issuance of common stock, net of issuance costs	2,498,607	2,499	5,809,396	-	-	5,811,895	-	5,811,895
Net loss	-	-	-	-	(47,493,548)	(47,493,548)	(867,590)	(48,361,138)
Other comprehensive income	-	-	-	521,654	-	521,654	97,630	619,284
Balance as of September 30, 2023	16,518,043	$16,518	$205,920,400	$5,543,121	$(169,751,176)	$41,728,863	$(1,675,864)	$40,052,999

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Reserves	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2021	11,791,085	11,791	166,200,545	20,177,232	(521,094)	(71,123,259)	114,745,215	(164,626)	114,580,589
Issuance of common stock, stock based compensation	3,131	3	134,895	408,585	-	-	543,483	-	543,483
Issuance of warrants	-	-	(10,243,200)	11,411,033	-	-	1,167,833	-	1,167,833
Issuance of RSUs and stock options	410,165	410	6,039,550	(5,680,292)	-	-	359,668	-	359,668
Issuance of common stock, net of offer costs	1,337,247	1,337	5,642,960	-	-	-	5,644,297		5,644,297
Net loss	-	-	-	-	-	(34,315,041)	(34,315,041)	(912,449)	(35,227,490)
Other comprehensive income	-	-	-	-	4,418,476	-	4,418,476	34,380	4,452,856
Non-controlling interest	-	-	(917,684)	-	-	1,627,938	710,254	534,019	1,244,273
Balance as of September 30, 2022	13,541,628	13,541	166,857,066	26,316,558	3,897,382	(103,810,362)	93,274,185	(508,676)	92,765,509

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,361,138)	$(35,227,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,627,896	46,061,673
Amortization of operating lease right-of-use asset	1,057,500	-
Foreign exchange loss	1,303,569	-
Sale of intellectual property	-	(1,381,460)
Stock based compensation	5,475,935	2,124,674
Non-cash interest expense	1,365,291	1,248,198
Unrealized (gain) loss on derivative asset	6,646,363	(21,383,904)
Fair value loss on investments	-	129,829
Gain on sale of marketable securities	(1,437,230)	(93,139)
Share of loss from equity method investments	36,356	-
Loss on sale of property and equipment	231,266	110,547
Interest expense	-	684,166
Non-controlling interest	-	1,244,274
Loss on re-classification to assets held for sale	-	4,195,046
Profit on sale of site	(3,353,130)	-
Impairment of equity method investment	1,837,063
Changes in assets and liabilities:
Trade and other receivables	(2,398,826)	(6,180,674)
Operating lease liabilities	(1,096,790)	-
Other current assets	4,041,803	(5,181,533)
Trade and other payables	1,205,999	38,791,001
Net cash (used in) provided by operating activities	(4,818,073)	25,141,208
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for the purchase of property and equipment	(5,254,665)	(37,116,302)
Proceeds from sale/of (investment in) financial assets	-	255,425
Proceeds from sale of site	8,107,508	-
Deposits received in relation to sale of Georgia site	-	100,000
Proceeds from sales of property and equipment	730,697	13,348,629
Proceeds from sale of marketable securities	6,927,003	-
Payment of property and equipment deposits	-	(32,054,326)
Net cash provided by (used in) investing activities	10,510,543	(55,466,574)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	6,192,845	6,478,866
Payments of stock issuance costs	(380,950)	(782,319)
Proceeds from borrowings	1,930,425	34,570,551
Repayment of finance lease liabilities	(28,632)	(1,340,100)
Repayment of borrowings	(12,829,158)	(12,686,662)
Net cash (used in) provided by financing activities	(5,115,470)	26,240,336
Effect of exchange rate changes on cash and cash equivalents	(26,427)	(199,655)
Net increase/(decrease) in cash and cash equivalents	550,573	(4,284,685)
Cash and cash equivalents at beginning of period	946,265	5,467,273
Cash and cash equivalents at end of period	$1,496,838	$1,182,588
Supplemental disclosure of cash flow information
Non-cash transactions
Recognition of right of use operating asset and lease liability	$929,138	$-
Accrued interest on convertible notes settled in common stock	$276,959	$-

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Nature of Operations

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “we”) is a digital infrastructure company headquartered in the United States.

The Company has 3 primary businesses – digital currency mining, co-location and related services, and energy management.

The Company develops and operates digital infrastructure for digital currency, such as bitcoin, mining activities on the Bitcoin blockchain network. The Company also provides digital infrastructure services for its co-location customers that use computational machines to mine bitcoin through our data centers and the Company charges for the use of its digital infrastructure and related services. The Company also has an energy management program through which it can receive net energy benefits in exchange for curtailing the power the Company utilizes from the grid in response to instances of high electricity demand.

The Company may also transact in digital currency mining, data center infrastructure and related equipment on a periodic basis, subject to prevailing market conditions.

The Company designs, develops, operates, and manages its digital infrastructure to responsibly support the Bitcoin network by contributing to the scale, structure, and decentralization of the Bitcoin network and optimizing energy consumption. The Company helps contribute to the ecosystem and growth of digital currencies and commodities as there continues to be a global transition to the new digital economy.

We strive to operate and invest in markets and communities that offer low or zero carbon renewable energy sources and participate in energy management activities. We invest in the communities in which we operate and also support our broader ecosystem. Throughout this filing, we use the term Bitcoin (with a capital “B”) to represent the overall concept of Bitcoin, including the technology, protocol, and the entire ecosystem. The term bitcoin (with a lower case “b”) refers to the digital bitcoin currency or token.

General

Mawson was incorporated in the State of Delaware on February 10, 2012. On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd and referred to herein as “Mawson AU”) in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. Mawson was previously known as Wize Pharma Inc, and changed its name on March 17, 2021, after the acquisition of Mawson AU. Shares of Mawson’s common stock have been listed on the Nasdaq Capital Market since September 29, 2021.

The Company manages and operates data centers delivering a current capacity of approximately 110 MW across Pennsylvania with a pipeline of additional sites located across Pennsylvania and Ohio.

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries: Mawson AU, Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd, MIG No.1 LLC, Mawson AU Pty Ltd, Luna Squares LLC, Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC, Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Going Concern

The accompanying unaudited consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern basis and in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

For the nine-month period ended September 30, 2023, the Company incurred a loss after tax of $48.36 million, and as at September 30, 2023, had net current liabilities of $32.98 million, had total net assets of $40.05 million and had an accumulated deficit of $169.75 million. The Company’s cash position as at September 30, 2023, was $1.50 million.

Bitcoin prices have recovered from their lows of approximately $16,000 in late 2022 to approximately $36,000 recently, however this price is still substantially less than the previous highs of approximately $67,000 in late 2021. In addition, the difficulty of earning bitcoin is approximately 76% higher than the same time last year, and trending higher, which means the Company typically earns less bitcoin for the same effort. In addition, the rewards that bitcoin miners earn are expected to halve (not including transaction fees) in or about April or May 2024. The Company’s miners and other mining equipment will require replacement over time to ensure that the Company can continue to competitively and efficiently produce bitcoin. These factors are outside the Company’s direct control, and the Company may not be able to practically mitigate their impact. The Company cannot predict with any certainty whether these trends will reverse or persist.

The Company announced on October 19, 2023, that it had signed a new customer co-location agreement with a subsidiary of Consensus Technology Group LLC for 50MW, which will replace the Customer Equipment Co-Location Agreement the Company’s subsidiary, Luna Squares LLC, had with Celsius Mining LLC (the “Co-Location Agreement”), which expired on August 23, 2023. Celsius Mining LLC is currently in default on payments under the Co-Location Agreement to Luna Squares LLC, and the Company and Luna Squares LLC have reserved all rights.

In addition, Celsius Mining LLC and Luna Squares LLC have made certain allegations and counter-allegations against each other in respect of their performance under the Co-Location Agreement. There is a risk of a dispute or litigation arising out of these cross allegations, which also relate to the advanced deposit paid by Celsius Mining LLC to Luna Squares LLC valued at $15.33 million (the “Celsius Deposit”) and Luna Squares LLC’s and Celsius Mining LLC’s performance under the Co-Location Agreement. Luna Squares LLC claims, amongst other things, that the deposit, in full or in part, has been forfeited due to Celsius Mining LLC’s breaches and its other actions or inactions under the Co-Location Agreement. If Celsius Mining LLC prevails in the dispute, Luna Squares LLC could be required to return all or part of the deposit to Celsius Mining LLC. While this amount is included as a current liability within trade and other payables in the consolidated condensed Balance Sheet, the outcome of the dispute is uncertain. In addition, Celsius Mining LLC has failed to pay approximately $6.95 million of unpaid co-location invoices, but due to Celsius’s Ch. 11 bankruptcy process, $1.84 million of that $6.95 million are considered pre-petition amounts, for which Luna Squares expects to be treated as a general unsecured creditor, and $5.11 of that $6.95 million are considered post-petition amounts, which is due and payable to Luna Squares.

In addition to the Celsius Deposit, in connection with the Co-Location Agreement, Celsius Mining LLC loaned $20 million to Luna Squares LLC, through a Secured Promissory Note (the “Celsius Promissory Note”), which had a maturity date of August 23, 2023, and a total outstanding balance as at September 30, 2023, of $8.24 million.

The Company has a Secured Loan Facility Agreement with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matures in February 2024 and the total outstanding balance is $8.05 million as at September 30, 2023. MIG No. 1 Pty Ltd has not made a principal and interest payment since May 2023. MIG No. 1 Pty Ltd and Marshall are in ongoing discussions with respect to the payment, and the loan terms generally. Marshall and MIG No. 1 Pty Ltd have each reserved their rights.

A subsidiary of the Company in Australia, Mawson AU has a Secured Loan Facility Agreement for working capital with W Capital Advisors Pty Ltd with a total loan facility of AUD$8 million (USD$5.2 million) (“Working Capital Loan”). As at September 30, 2023, AUD$1.51 million (USD$0.97 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023. W Capital Advisors Pty Ltd and Mawson AU each reserved their rights. On October 30, 2023, the directors of this Australian subsidiary Mawson AU appointed voluntary administrators to Mawson AU. On November 3, 2023, W Capital Advisors appointed receivers and managers under the terms of their security relating to their working capital facility. All of Mawson AU’s debts, other than the Secured Loan Facility will be managed as part of the voluntary administration. The Company has a Secured Convertible Promissory Note with W Capital Advisors Pty Ltd with an outstanding balance of $0.50 million as at September 30, 2023. The Convertible Note matured in July 2023. W Capital Advisors Pty Ltd has not taken formal steps to enforce its rights in connection with the Convertible Note and the Company reserves its rights.

The Company, or its subsidiaries, have not fulfilled specific payment obligations related to the Celsius Promissory Note, Marshall loan, the Working Capital Loan and Secured Convertible Promissory Note mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company for payment default, raising interest rates to the default or overdue rate, or taking appropriate measures concerning collateral (including appointing a receiver), if applicable.

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

To alleviate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

●	Executing and implementing customer co-location agreements;

●	Engaging in discussions with new and existing lenders, including related to refinancing debt, raising additional debt, or modifying terms of existing debt;

●	Considering equity issuances such as capital raises;

●	Assessing and evaluating corporate and strategic transactions including engaging an investment bank;

●	Assessing and evaluating monetizing specific assets, including potential sales of mining infrastructure equipment, miners, operational sites, or expansion locations under consideration; and

●	Conducting assessments to identify and implement operational efficiencies, cost-cutting measures, and other actions aimed at enhancing revenue and optimizing expenses.

Although the Company may have access to debt, equity, and other sources of funding, these may require additional time and cost, may impose operational restrictions and other covenants on the Company, may not be available on attractive terms, and may not be available at all. If the Company raises additional capital or debt, this could cause additional dilution to the Company’s current stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain and may be unfavorable to the Company and the Company’s current stockholders. Should the Company be unable to source sufficient funding, the Company may not be able to realize assets at their recognized values and fulfill its liabilities in the normal course of business at the amounts stated in these consolidated financial statements.

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

Revenue recognition – Co-location revenue

Co-location customers pay for energy used in connection with the customer co-location agreement on a pass-through basis, which may be on a fixed or variable basis calculated on the portion of energy used by the customer on the site. The Company additionally charges co-location fees for the use of the facilities, and other related fees. Revenue is typically received monthly from the customer based on the power usage at the rates outlined in each customer contract.

The customer contracts contain variable consideration to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

Revenue recognition – Equipment sales

The Company had previously earned revenues from the sale of earlier generation digital currency mining units and modular data centers that have been assembled or refurbished for resale (collectively “Hardware”). Revenue from the sale of Hardware is recognized upon transfer of control of the Hardware to the customer. At the date of sale, the net book value is expensed in cost of revenues.

Revenue recognition – Net energy benefits

In exchange for powering down the Company’s digital infrastructure and curtailing power usage in response to instances of high electricity demand, the Company receives net energy benefits from the grid.

Revenue for curtailing power is recognized over the period of time that the services are being provided. The Company estimates the amount of curtailable power and the expected payment for that curtailment and recognizes revenue based on the proportion of the service that has been provided. In this arrangement, the Company is considered the principal and revenue is recognized on a gross basis.

Revenue through the Company’s power pricing arrangement is recognized over the period of time that the services are being provided. The Company estimates the amount of energy available for sale and the expected payment for that energy, and recognizes revenue based on the proportion of the service that has been provided. In this arrangement, the Company is considered the principal and revenue is recognized on a gross basis.

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

Property and equipment are depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity commencing from the time the assets arrive at their destination where they are ready for use. Low-cost assets are capitalized and immediately depreciated. Depreciation is calculated over the following estimated useful lives:

Asset class	Useful life	Depreciation method
Fixtures	5 years	Straight-Line
Plant and equipment	10 years	Straight-Line
Modular data center	5 years	Declining
Motor vehicles	5 years	Straight-Line
Computer equipment	3 years	Straight-Line
Computational and Processing machinery (Miners)	2 years	Straight-Line
Transformers	15 years	Straight-Line
Leasehold improvements	Shorter of useful life or lease term	Straight-Line

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

	Fair value measured at September 30, 2023
	Total fair value as at September 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$4,653,608	-	-	$4,653,608

	Fair value measured at December 31, 2022
	Total fair value as at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative asset	$11,299,971	-	-	$11,299,971
Marketable securities	$3,243,957	$3,243,957	$-	$-

Level 3 Assets:

Power Supply Agreement

In June 2022, the Company entered into a Power Supply Agreement with Energy Harbor LLC, the energy supplier to the Company’s Midland, Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through to December 2026. If the Midland, Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy Harbor LLC.

While the Company manages operating costs at the Midland, Pennsylvania facility in part by periodically selling unused or uneconomical power back to the market, the Company does not consider such actions as trading activities. That is, the Company does not engage in speculation in the power market as part of its ordinary activities. Because the sale of any electricity under a curtailment program allows for net settlement, the Company has determined the Power Supply Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging. However, because the Company has the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in “change in fair value of derivative asset” in the consolidated statements of operations.

The Power Supply Agreement was classified as a derivative asset beginning in the quarter ended June 30, 2022 and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Company’s derivative asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which expires in December 2026. In addition, the Company adopted a discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

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

The following table presents the Company’s digital currency (bitcoin) activities for the three months and nine months ended September 30, 2023:

	Three months to September 30, 2023	Nine months to September 30, 2023

Opening number of bitcoin held as at June 30, 2023 and December 31, 2022	0	0
Number of bitcoin received	245.65	548.38
Number of bitcoin sold	(245.65)	(548.38)
Closing number of bitcoin held as at September 30, 2023	0	0

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

The Company’s policy is to dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. Due to the short period for which bitcoin is held prior to sale and the consequent small numbers held, the risk of impairment is not material. No impairment charges have been recorded during the nine-month periods ended September 30, 2023, and 2022.

Equity method investments

Equity investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is classified as income from equity investees on our consolidated condensed statements of operations. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in our consolidated condensed statements of operations. During the quarter ending September 30, 2023, there was an impairment recognized on our investment in Tasmania Data Infrastructure Pty Ltd (“TDI”) of $1.84 million. The impairment was recognized on the basis of TDI’s updates and its strategic direction, including changing from becoming a bitcoin miner to mine copper and gold and therefore the value of the company was deemed much lower than our investment value.

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

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for the Company’s fiscal year ended December 31, 2023. The adoption of the standard had no impact on the Company’s consolidated financial statements.

In July 2023, the FASB issued ASU update 2023-03—Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The Company does not expect ASU 2023-03 to have a material impact on the Company’s consolidated financial statements or disclosures.

In August 2023, the FASB issued ASU update 2023-04— Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121. The Company does not expect ASU 2023-04 to have a material impact on the Company’s consolidated financial statements or disclosures.

In August 2023, the FASB issued ASU update 2023-05— Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The Company does not expect ASU 2023-05 to have a material impact on the Company’s consolidated financial statements or disclosures.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as at September 30, 2023, and 2022 are as follows:

	As at September 30,
	2023	2022
Warrants to purchase common stock	5,546,122	2,825,278
Options to purchase common stock	1,750,417	4,910
Restricted Stock-Units (“RSUs”) issued under a management equity plan	5,660,426	420,914
	12,956,965	3,251,102

NOTE 4 – LEASES

The Company’s lease costs recognized in the Consolidated Condensed Statements of Operations consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating lease charges (1)	$448,449	$438,444	$1,260,440	$1,239,614
Finance lease charges:
Amortization of right-of-use assets	$8,143	$8,143	$24,430	$20,519
Interest on lease obligations	$1,799	$2,351	$5,820	$6,290

(1)	Included in selling, general and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of September 30, 2023:

	Operating leases	Finance leases

Remainder of 2023	$499,282	$9,544
2024	1,552,313	38,176
2025	599,356	38,176
2026	443,183	15,016
2027	72,652	-
Total undiscounted lease obligations	3,166,786	100,912
Less imputed interest	(312,221)	(9,799)
Total present value of lease liabilities	2,854,565	91,113
Less current portion of lease liabilities	1,762,488	32,453
Non-current lease liabilities	$1,092,077	$58,660

Other lease information as of September 30, 2023:

	Operating leases	Finance leases

Operating cash out flows from leases	$1,073,837	$28,632
Weighted-average remaining lease term (years)	2.21	2.64
Weighted-average discount rate (%)	8.9%	7.5%

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30, 2023	December 31, 2022

Plant and equipment	$4,712,229	$4,263,662
Computer equipment	161,027	163,060
Furniture and fixtures	27,887	29,492
Processing machines (Miners)	101,269,956	103,337,719
Modular data center	25,222,949	19,713,534
Motor vehicles	357,704	326,704
Transformers	9,892,254	4,596,892
Low-cost assets	1,151,741	995,292
Assets under construction	5,081,023	11,592,582
Leasehold improvements	487,528	487,527
Total	148,364,298	145,506,464
Less: Accumulated depreciation	(82,052,063)	(54,489,966)
Property and equipment, net	$66,312,235	$91,016,498

The Company incurred depreciation and amortization expenses in the amounts of $11.88 million and $16.25 million for the three-month period ended September 30, 2023, and 2022, respectively. The Company incurred depreciation and amortization expenses in the amounts of $28.63 million and $46.06 million for the nine-month periods ended September 30, 2023, and 2022, respectively. There were no impairment charges recognized for property and equipment for either the nine-month periods ended September 30, 2023, and 2022.

NOTE 6 – INCOME TAXES

The Company’s effective tax rate is calculated by dividing the total income tax expense by the sum of income before the income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions.

	For the three months ended September 30,
	2023	2022

Effective income tax rate	0.00%	0.00%

	For the nine months ended September 30,
	2023	2022

Effective income tax rate	0.00%	0.00%

The Company’s effective tax rate is calculated by dividing the total income tax expense by the sum of income before the income tax expense and the net income attributable to noncontrolling interests. The Company has maintained a full valuation allowance for federal and the majority of its state jurisdictions.

NOTE 7 – BORROWINGS

Marshall loan

In December 2021 MIG No. 1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The loan matures in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The loan matures in February 2024 and the total outstanding balance is $8.05 million as at September 30, 2023 and is classified as a current liability accordingly. MIG No. 1 Pty Ltd has not made a principal or interest payment since May 2023. MIG No. 1 Pty Ltd and Marshall are in ongoing discussions with respect to the loan and payment, and the loan terms generally. Marshall and MIG No. 1 Pty Ltd have each reserved their rights.

Celsius loan

On February 23, 2022, Luna Squares LLC entered into a Co-location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20 million, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps), and Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter. Repayments to the principal amount began at the end of September 2022. The Secured Promissory Note matured and became due August 23, 2023, and the total outstanding balance as of September 30, 2023 is $8.24 million, which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022.

W Capital loan

On September 2, 2022, Mawson AU entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3.00 million (USD$1.9 million). This was amended on September 29, 2022, and the loan facility was increased to AUD$8.00 million (USD$5.2 million). During the nine-month period ending September 30, 2023, the Company received AUD$3.00 million (USD$1.99 million) from this loan facility. As at September 30, 2023, AUD$1.51 million (USD$0.97 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps) and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023. W Capital Advisors Pty Ltd and Mawson AU have each reserved their rights. On October 30, 2023, the directors of Mawson AU appointed voluntary administrators to Mawson AU, and all of Mawson AU’s debts including the Secured Loan Facility will be managed as part of the voluntary administration.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3.60 million (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder (W Capital Advisors Pty Ltd) who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that the principal amount of $0.50 million was not immediately required to be repaid. The convertible note matured in July 2023 and the Company is in ongoing discussions with the noteholder regarding a resolution. W Capital Advisors Pty Ltd and MIG Inc have each reserved their rights. Interest has been accrued from July onwards and therefore the outstanding balance is $0.53 million as at September 30, 2023, all of which is classified as a current liability.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation:

Equity plans

Under the 2018 Equity Plan, the number of shares issuable under the Plan on the first day of each fiscal year increase by an amount equal to the lower of (i) 100,000 shares (after a later 10 for 1 stock split) or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year. As of September 30, 2023, there were no shares issuable under the 2018 Equity Plan until it automatically replenishes on January 1, 2024.

At the Company’s annual meeting on May 17, 2023, the stockholders approved an amendment to the 2021 Equity Plan that, amongst other things, increased the number of the shares available under the 2021 Equity Plan to 10,000,000 shares. As of September 30, 2023, the number of shares reserved under the 2021 Equity Plan was 5,217,548.

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2023, and 2022 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Performance-based restricted stock awards*	$(812,901)	$163,865	$(479,343)	$517,789
Service-based restricted stock awards	4,096,717	133,465	4,146,709	439,052
Stock issued to consultants	-	-	307,069	-
Common stock warrant expense	500,500	500,500	1,501,500	1,167,833
Total stock-based compensation	$3,784,316	$797,830	$5,475,935	$2,124,674

*	The performance-based restricted stock awards contain reversal of share-based payment expenses from 2021 onwards for forfeited awards due to staff departures.

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The following table presents a summary of the Company’s performance-based awards restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	342,310	8.33
Issued	-
Exercised	(100,000)
Expired/forfeited	(66,765)
Outstanding as of September 30, 2023	175,545	8.41
Exercisable as of September 30, 2023	144,327	6.65

As of September 30, 2023, there was approximately $0.18 million of unrecognized compensation cost related to the performance-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately one year.

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	74,246	8.42
Issued	6,143,346
Exercised	(77,092)
Expired/forfeited	(655,619)
Outstanding as of September 30, 2023	5,484,881	2.47
Exercisable as of September 30, 2023	233,014	0.07

As of September 30, 2023, there was approximately $5.56 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately six months.

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	417	$35.90	1.26
Issued	1,750,000	1.89
Exercised	-	-
Expired	-	-
Outstanding as of September 30, 2023	1,750,417	$1.90	9.75
Exercisable as of September 30, 2023	417	$35.90	1.26

The options have no intrinsic value as of Sept 30, 2023 or Dec 31, 2022.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	2,825,278	4.17	3.54
Issued	2,967,512	-	-
Exercised	(246,668)	-	-
Expired	-	-	-
Outstanding as of September 30, 2023	5,546,122	$14.31	3.44
Warrants exercisable as of September 30, 2023	5,546,122	$14.31	3.44

As of September 30, 2023, there was approximately $0.33 million of unrecognized compensation cost related to the warrants issued is expected to be recognized over a remaining weighted-average vesting period of approximately three months.

Common Stock

During the quarter ended September 30, 2023, there were exercises of restricted stock units and common stock options into 63,334 shares of common stock of the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is currently in the process of applying for sales tax registrations and exemptions in different states in the U.S. At this stage, the Company is unable to determine the financial impact of sales tax.

The determination of tax liabilities involves significant judgement as well as the application of complex tax laws and regulations. As of the reporting date, certain income tax matters are uncertain and cannot be reliably estimated for the subsidiaries under both the U.S. and Australian tax jurisdictions for the current and prior periods. The Company has not recorded any tax liabilities or benefits pertaining to these subsidiaries for the period.

Mr. James Manning who stepped down as Chief Executive Officer of the Company, effective May 22, 2023, had agreed with Mawson AU that he would be issued 1.35 million RSUs and his other RSU agreements and entitlements would be cancelled, as set forth in the Company’s Current Report on Form 8-K filed May 22, 2023. However, at the request of Mr. James Manning these RSUs were not issued as set out in the relevant agreement and have not been included in the above table. Mr. James Manning has subsequently demanded these RSUs be issued, but as at the date of this report, the Company has not done so, because the Company is not obligated to issue the RSUs. The Company’s board of directors are also considering issues and matters concerning and related to Mr. Manning and the relevant action(s) to be taken. The directors of Mawson AU have appointed administrators to Mawson AU. Voluntary administration is a process under Australian corporate law where an external administrator is appointed to take control of the relevant entity, investigate and report to creditors about the relevant entity’s business, property, affairs and financial circumstances, and report on the options available to creditors.

NOTE 10 – RELATED PARTY TRANSACTIONS

Mawson executive management and the board are in the process of winding down services that are or were provided by previously related parties. During the current quarter, Mawson has ended the services described below, in relation to office costs, tax advisory services, accounting labor services, executive employment, vehicle services and freight services, and has engaged non-related third parties where required to provide those services going forward. The lease with respect to the property in the City of Sharon entered into by Luna Squares Property LLC with Vertua Property Inc, cannot be exited at this time and going forward will not be considered a related party transaction.

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, a significant stockholder of the Company and also a former executive officer and director of the Company, is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large stockholder of Vertua Ltd. The lease is for a term of five years, and Luna Squares LLC has two options to extend for five years each. Rent is subject to annual increases equal to the amount of the Consumer Price Index for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year is $0.24 million. Depending on power energization and usage, variable additional rent may be payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available.

During the nine-month period ended September 30, 2023 and 2022, Mawson AU paid Vertua Limited $155,230 and $168,084 respectively, for office costs charged with a mark-up. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, is also a director of Vertua Ltd. Manning family members also own interests in Vertua Ltd.

During the nine-month period ended September 30, 2023 and 2022, Mawson AU paid First Equity Tax Pty Ltd $56,036 and $16,367 respectively, for tax advisory services. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, has interests in and is also a partner of First Equity Tax Pty Ltd.

During the nine-month period ended September 30, 2023 and 2022, Mawson AU paid First Equity Advisory Pty Ltd $79,818 and $28,758 respectively, for accounting labor services. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, has interests in First Equity Advisory Pty Ltd.

During the nine-month period ended September 30, 2023 and 2022, Mawson AU paid Defender Investment Management Pty Ltd $362,770 and $248,110 respectively, in lieu of paying Mr. Manning directly for his employment. These payments were disclosed in the Executive Summary Compensation table in the Company’s 2022 and 2023 Proxy Statements. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, and is a director of Defender Investment Management Pty Ltd. Manning family members have equity interests in and control Defender Investment Management Pty Ltd.

During the nine-month period ended September 30, 2023 and 2022, Mawson AU paid Manning Motorsports Pty Ltd $35,495 and $60,570 respectively, for vehicle services. James Manning, a former director and executive officer, and a significant stockholder of the Company, has direct interests in and is a director of Manning Motorsports Pty Ltd.

During the nine-month period ended September 30, 2023 and 2022, Mawson AU paid International Cargo Solutions, a division of Flynt ICS Pty Ltd, $973,059 and $4,616,588 respectively, for freight services. Manning Capital Holdings Pty Ltd, a company associated with Mr. Manning may have had debt interests in Flynt ICS Pty Ltd. Vertua Ltd entered into an agreement to acquire International Cargo Solutions, a division of Flynt ICS Pty Ltd in October 2022. The transaction closed on September 30, 2023. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, is also a director of Vertua Ltd. Manning family members own interests in Vertua Ltd.

There may be additional related party transactions. Mr. James Manning has not signed a declaration of related party transactions to the Company’s satisfaction at the time of this filing.

The Company’s Board Audit and Risk Committee commenced an investigation into the these and other potential related party transactions relating to Mr. James Manning, including but not limited to Mr. Manning’s failure to appropriately disclose certain transactions, late or incomplete disclosure of certain transactions, and a failure to confirm to the Company’s satisfaction that the disclosures made were complete. The Board Audit and Risk Committee makes recommendations to the board or the Company’s other committees about the findings of the investigation, and any further actions that are advisable or necessary.

NOTE 11 – SUBSEQUENT EVENTS

On October 12, 2023, Mawson Hosting, LLC (the “Service Provider”), and a wholly-owned subsidiary of Consensus Technology Group LLC, Consensus Colocation PA LLC (the “Customer”), executed a Service Framework Agreement for the provision of certain co-location services (the “Agreement”). In accordance with the terms of the Agreement, Service Provider will provide Customer with co-location services for approximately 50MW at Service Provider’s Midland PA site. The Agreement provides for Service Provider to provide co-location services to Customer for 12 months and the parties can extend further upon mutual agreement. Customer will provide 15,876 new bitcoin mining servers. Customer has agreed to provide a cash deposit and power prepayments based on estimated power usage. Service Provider will pass through power costs to the Customer, which will be fixed for ten (10) months of the year, and at market prices for the remainder of the year.

On October 30, 2023, the directors of Mawson Infrastructure Group Pty Ltd (“Mawson AU”) appointed voluntary administrators to that company. Voluntary administration is a process under Australian corporate law where an external administrator is appointed to take control of the relevant entity, investigate and report to creditors about the relevant entity’s business, property, affairs and financial circumstances, and report on the options available to creditors. The voluntary administrators issued their first report to creditors on October 31, 2023, and the first meeting of creditors is scheduled to take place on November 8, 2023. Only Mawson AU has been placed into voluntary administration. The only subsidiaries of Mawson AU at the time of the appointment of the voluntary administrators were Cosmos Trading Pty Ltd and Cosmos Manager LLC. Neither of those companies are operating or trading companies, and they do not have any material assets, other than intercompany loans. Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Mawson Infrastructure Group Inc, and Luna Squares LLC are all creditors of Mawson AU, and are owed approximately AUD$78 million (US$50.19 million) by Mawson AU. The directors of Mawson AU, who were appointed to the board of the Australian entity MIG Pty Ltd on September 4, 2023, having undertaken a review of the financial position of Mawson AU formed the view that a voluntary administration of MIG Pty Ltd was the most prudent course of action, and given certain likely material income and other tax exposures as well as the expired Secured Loan Facility with W Capital, and other trade payables. On November 3, 2023, W Capital Advisors appointed receivers and managers under the terms of their security relating to their working capital facility.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” below.

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

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by applicable law, we do not undertake to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. In evaluating forward-looking statements, you should consider these risks and uncertainties.

Company Overview

Mawson Infrastructure Group, Inc. (the “Company” or “Mawson” or “we”) is a digital infrastructure company headquartered in the United States.

The Company has 3 primary businesses – digital currency mining, co-location and related services, and energy management.

The Company develops and operates digital infrastructure for digital currency, such as bitcoin, mining activities on the Bitcoin blockchain network. The Company also provides digital infrastructure services for its co-location customers that use computational machines to mine bitcoin through our data centers and the Company charges for the use of its digital infrastructure and related services. The Company also has an energy management program through which it can receive net energy benefits in exchange for curtailing the power we utilize from the grid in response to instances of high electricity demand.

The Company may also transact in digital currency mining, data center infrastructure and related equipment on a periodic basis, subject to prevailing market conditions.

The Company designs, develops, operates and manages its digital infrastructure to responsibly support the Bitcoin network by contributing to the scale, structure, and decentralization of the Bitcoin network and optimizing energy consumption. The Company helps contribute to the ecosystem and growth of digital currencies and commodities as there continues to be a global transition to the new digital economy.

We strive to operate and invest in markets and communities that offer low or zero carbon renewable energy sources and participate in energy management activities. We also invest in the communities in which we operate and support our broader ecosystem.

Recent Developments

On August 22, 2023, Mr. James Edward Manning resigned as a director of Mawson Infrastructure Group Inc. (“the Company”). Mr. Manning resigned from his role as the sole director of the Company’s Australian subsidiaries effective September 4, 2023.

On September 28, 2023, the Board of Directors of the Company announced Mr. Ryan Costello, former United States Congressman from Pennsylvania, to serve as member of the Board of Directors effective October 2, 2023. Mr. Costello will serve on the Board until the Company’s 2024 annual meeting of stockholders at which time he will stand for election alongside the Company’s current directors. The Board has also appointed Mr. Costello to serve as a member of the Audit, and Nominating and Corporate Governance Committees, and chair of the Compensation Committee. Mr. Costello’s appointment was decided upon after seeking a nomination and recommendation from the Company’s Nominating and Corporate Governance Committee. The Board has determined that Mr. Costello qualifies as “independent” in accordance with the published listing requirements of NASDAQ.

On October 4, 2023, the company received written notice (“The Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810-2(c)(3)(A), the Company has a period of 180 calendar days, or until April 1, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. The Bid Price Letter is a notice of deficiency, not delisting, and does not currently affect the listing or trading of shares of our common stock on Nasdaq, which will continue to trade under the symbol “MIGI.” The Company intends to actively monitor the closing bid price of shares of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

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

The Company also invests and supports the communities in which we operate and support our broader ecosystem.

Results of Operations – Three months Ended September 30, 2023 compared to the three months ended September 30, 2022

	For the three months ended September 30,
	2023	2022
Revenues:
Digital currency mining revenue	$6,898,223	$5,913,031
Co-location revenue	2,959,074	5,726,064
Net energy benefits	1,475,333	6,301,108
Sale of equipment	-	10,388,223
Total revenues	11,332,630	28,328,426
Less: Cost of revenues (excluding depreciation)	7,715,920	18,183,524
Gross profit	3,616,710	10,144,902
Selling, general and administrative	3,655,444	5,001,553
Stock based compensation	3,784,316	797,830
Depreciation and amortization	11,875,618	16,252,106
Change in fair value of derivative asset	520,838	(3,669,547)
Total operating expenses	19,836,216	18,381,942
Loss from operations	(16,219,506)	(8,237,040)
Non-operating income (expense):
Losses on foreign currency transactions	(600,619)	(7,320,412)
Interest expense	(514,953)	(1,559,104)
Impairment of financial assets	(1,837,063)	-
Profit on sale of site	-	-
Gain on sale of marketable securities	-	-
Other expenses	(158,577)	-
Loss on re-classification to assets held for sale	-	(4,195,046)
Other income	-	59,819
Share of net loss of equity method investments	-	-
Total non-operating income (expense), net	(3,111,212)	(13,014,743)
Loss before income taxes	(19,330,718)	(21,251,783)
Income tax expense	-	-
Net Loss	(19,330,718)	(21,251,783)
Less: Net loss attributable to non-controlling interests	(283,101)	(389,801)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(19,047,617)	$(20,861,982)
Net Loss per share, basic and diluted	$(1.15)	$(1.58)
Weighted average number of shares outstanding	16,500,833	13,227,788

Revenues

Digital currency mining revenues from production of bitcoin for the three months ended September 30, 2023 and 2022 were $6.90 million and $5.91 million respectively. This represented an increase of $0.99 million or 17%. During the 2023 period, the Company continued to increase its self-mining operations at its two Pennsylvania mining facilities, post transition from the prior Georgia facilities that were used for mining in 2022 period. The increase in mining revenue for the period was primarily attributable to the average price of bitcoin increasing. During the quarter ended September 30, 2022, the average price of bitcoin was $21,293, whereas the average price of bitcoin during the quarter ended September 30, 2023, was $28,109, a 32% increase in the average price. However, this increase was offset by the total bitcoin produced in the 2023 period versus the 2022 period. Bitcoin produced totaled 245.65 in the 2023 period compared with 282.99 in the 2022 period, a decrease of 13% of bitcoin produced over the respective period.

Co-location revenue for the three months ended September 30, 2023, and 2022 were $2.96 million and $5.73 million respectively. The decrease in revenue was due to the expiration of the co-location agreement with Celsius Mining LLC which occurred on August 23, 2023. Celsius Mining LLC was the Company’s sole co-location customer at that time.

Net energy benefits for the three months ended September 30, 2023, and 2022, were $1.48 million and $6.30 million respectively. This represented a decrease of $4.82 million or a 77% decrease. This decrease is due to the Company participating less in the energy programs in the 2023 period because of lower power prices than in the 2022 period.

Sales of digital mining equipment for the three months ended September 30, 2023, and 2022, were $0 million and $10.39 million respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues, selling, general and administrative expenses; stock-based compensation; and depreciation and amortization.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital currency mining, cost of energy sold and cost of mining equipment sold.

Cost of revenue for the three months ended September 30, 2023, and 2022 were $7.72 million and $18.18 million, respectively. The decrease in cost of revenue was primarily attributable to a decrease in power costs related to the energy used to operate the Company mining equipment and co-located mining equipment within our facilities.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, employee compensation payroll, audit, and legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization and general office expenses.

Selling, general and administrative expenses for the three months ended September 30, 2023, and 2022 were $3.66 million and $5.00 million, respectively, which is a reduction of $1.34 million in the period. The decrease in these expenses is primarily attributable to payroll costs decreasing by $1.16 million due to cost reduction actions that the Company has undertaken during the quarter, and equipment repairs decreasing by $0.56 million. This was offset by a $1.15 million adjustment to accruals which occurred in the 2022 period.

Stock based compensation

Stock based compensation expenses for the three months ended September 30, 2023, and 2022 were $3.78 million and $0.80 million, respectively. In the three months ended September 30, 2023, stock based compensation was largely attributable to costs recognized in relation to long-term incentives for the Company’s management of $3.28 million and warrants issued to Celsius Mining LLC amounting to $0.50 million.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital currency mining hardware and modular data center (“MDC”) equipment.

Depreciation and amortization for the three months ended September 30, 2023, and 2022 were $11.88 million and $16.25 million, respectively. The decrease is primarily attributable to the Company owning less miners in the quarter ended September 30, 2023, due to the sale of its Georgia facility and the miners and other equipment associated with it in November of 2022. The Company has continued to increase operations at its two Pennsylvania facilities where, as of September 30, 2023, it had approximately 16,730 miners online and hashing. We also revised our estimate of the useful life of miners with effect from December 1, 2022, to better reflect the pattern of consumption. The change was affected by updating the method of depreciation from reducing balance to the straight-line method from that date.

Change in fair value of derivative asset

During the three months ended September 30, 2023, and 2022, there was a loss on the fair value of the derivative asset by $0.52 million and gain of $3.67 million, respectively, in relation to our power supply arrangements. The loss on the derivative asset was due to the fall in the price of energy costs and due to less time left on the power supply agreement.

Non-operating expenses

Non-operating expenses consist primarily of interest expenses, losses on foreign currency transactions, impairment of equity accounted investment and other expenses.

Interest expenses for the three months ended September 30, 2023 and 2022 were $0.51 million and $1.56 million, respectively. This decrease of $1.05 million was attributable to the paydown of debt during 2022 and the nine months ended September 30, 2023, resulting in lower interest expense.

During the three months ended September 30, 2023, the company recognized an impairment of $1.84 million on its equity accounted investment Tasmania Data Infrastructure Pty Ltd.

During the three months ended September 30, 2023, the realized and unrealized loss on foreign currency transactions was $0.60 million, in contrast to the three months ended September 30, 2022, where there was a loss of $7.32 million due to the movement in foreign exchange rates.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $19.05 million for the three months ended September 30, 2023, compared to a net loss of $20.86 million for the three months ended September 30, 2022.

Results of Operations – Nine months Ended September 30, 2023, compared to the nine months ended September 30, 2022

	For the nine months ended September 30,
	2023	2022
Revenues:
Digital currency mining revenue	$14,550,744	$40,909,399
Co-location revenue	11,876,379	9,842,924
Net energy benefits	2,934,066	10,479,768
Sale of equipment	193,581	6,301,108
Total revenues	29,554,770	67,533,199
Less: Cost of revenues (excluding depreciation)	19,422,380	40,954,957
Gross profit	10,132,390	26,578,242
Selling, general and administrative	14,898,118	20,882,237
Stock based compensation	5,475,935	2,124,674
Depreciation and amortization	28,627,896	46,061,673
Change in fair value of derivative asset	6,646,363	(21,383,904)
Total operating expenses	55,648,312	47,684,680
Loss from operations	(45,515,922)	(21,106,438)
Non-operating income (expense):
Losses on foreign currency transactions	(1,416,000)	(6,362,594)
Interest expense	(2,061,067)	(4,360,817)
Impairment of financial assets	(1,837,063)	(1,134,547)
Profit on sale of site	3,353,130	-
Gain on sale of marketable securities	1,437,230	-
Other expenses	(226,330)	-
Loss on re-classification to assets held for sale	-	(4,195,046)
Other income	245,694	1,931,952
Share of net loss of equity method investments	(36,356)	-
Total non-operating income (expense), net	(540,762)	(14,121,052)
Loss before income taxes	(46,056,684)	(35,227,490)
Income tax expense	(2,304,454)	-
Net Loss	(48,361,138)	(35,227,490)
Less: Net loss attributable to non-controlling interests	(867,590)	(912,449)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(47,493,548)	$(34,315,041)
Net Loss per share, basic and diluted	$(3.10)	$(2.77)
Weighted average number of shares outstanding	15,336,653	12,392,205

Revenues

Digital currency mining revenues from production for the nine months ended September 30, 2023, and 2022 were $14.55 million and $40.91 million respectively. This represented a decrease of $26.36 million or 64%. The decrease in mining revenue for the period was primarily attributable to a decrease in the total bitcoin produced. bitcoin produced totaled 548.38 in 2023 compared with 1,231.26 in the 2022 period, a decrease of 55% of bitcoin produced over the respective period due to less miners being deployed during the current period. During the current period, the Company continued to increase its self-mining operations across its Pennsylvania facilities, whereas the prior period included the operations of the Georgia facility, which was sold in October 2022. In addition to this, the difficulty to mine bitcoin was also higher during the current nine month period. Another reason for the decrease in digital currency mining revenue is due to the average price of bitcoin being less for the nine months ended September 30, 2023, than during the nine months ended September 30, 2022. During the nine month period ended September 30, 2023, the average price of bitcoin was $26,338 whereas the average price of bitcoin during the nine month period ended September 30, 2022 was $31,620, a 17% decrease in the average price.

Co-location revenue for the nine months ended September 30, 2023, and 2022 were $11.88 million and $9.84 million respectively. This increase is due to an increase in the number of miners we co-located during the 2023 period.

Net energy benefits for the nine months ended September 30, 2023, and 2022, were $2.93 million and $10.48 respectively. This represented a decrease of $7.55 million or a 72% decrease. This decrease is due to the Company participating less in the energy programs and selling less energy in the 2023 period because the price of power was much lower than in the 2022 period.

Sales of digital mining equipment for the nine months ended September 30, 2023, and 2022, were $0.19 million and $6.30 million, respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock based compensation; and depreciation and amortization.

Cost of revenues.

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock based compensation; and depreciation and amortization.

Cost of revenues for the nine months ended September 30, 2023, and 2022 were $19.42 million and $40.95 million, respectively. The decrease in cost of revenue was primarily attributable to a decrease in power costs related to energy to operate our mining equipment and co-location facilities. This decrease is attributable to less miners being used in operations during the current nine-month period due to the sale of the Georgia site.

Selling, general and administrative.

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: accounting, employee compensation, audit, and legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization and general office expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2023, and 2022 were $14.90 million and $20.88 million, respectively. Total selling, general and administrative expenses were reduced by $5.98 million in the period. Some of the main factors impacting the decrease the expenses were due to payroll costs decreasing by $0.90 million; marketing costs decreased by $0.76 million; contact labor costs decreased by $1.1 million; recruitment costs decreased by $0.37 million and equipment repairs decreased by $2.0 million, as a result of the cost reduction actions that the Company has undertaken during the period. This reduction was offset by an increase in freight of $0.66 million.

Stock based compensation

Stock based compensation expenses for the nine months ended September 30, 2023, and 2022 were $5.48 million and $2.12 million, respectively. In the nine months ended September 30, 2023, stock based compensation was largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $1.50 million, shares issued to W Capital Advisors Pty Ltd amounting to $0.31 million for consultancy and advisory work and $3.66 million in relation to Company’s employees’ long term incentive plans.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital currency mining hardware and MDC equipment.

Depreciation and amortization for the nine months ended September 30, 2023, and 2022 were $28.63 million and $46.06 million, respectively. The decrease is primarily attributable to the Company owning less miners following the sale of its Georgia facilities in October 2022, and the increase self-mining operations at its two Pennsylvania facilities in the nine month period ended September 30, 2023. There was also a revised estimate of the useful life of miners with effect from December 1, 2022 to better reflect the pattern of consumption the change being effected by changing the method of depreciation from reducing balance to the straight line method from that date.

Change in fair value of derivative asset

During the nine months ended September 30, 2023, and 2022, there was loss on the fair value of the derivative asset by $6.65 million and a gain of $21.38 million, respectively, in relation to our power supply arrangements. The loss on the derivative asset is due to the fall in the price of energy costs combined with less time left on the power supply agreement.

Non-operating expense

Non-operating expenses consist primarily of interest expense, losses on foreign currency transactions, share of net loss of associates accounted for using the equity method and other expenses.

Interest expense for the nine months ended September 30, 2023 and 2022 were $2.06 million and $4.36 million, respectively. This was a decrease of $2.30 million which was attributable to the paydown of debt during 2022 and the current nine month period resulting in a lower interest expense.

During the nine months ended September 30, 2023, the company recognized an impairment of $1.84 million on its equity accounted investment Tasmania Data Infrastructure Pty Ltd.

During the nine months ended September 30, 2023, the realized and unrealized loss on foreign currency transactions was $1.42 million, and for the nine months ended September 30, 2022, there was a loss of $6.36 million due to the movement in foreign exchange rates.

Non-operating income

Non-operating income consists primarily of profit on sale of site assets, gain on sales of marketable securities and other income.

The profit on sale of site assets for the nine months ended September 30, 2023, and 2022 were $3.35 million and $0, respectively. The 2023 amounts mainly relate to the sale of the Luna Squares Texas LLC and 59 transformers.

The gain on sales of marketable securities for the nine months ended September 30, 2023, and 2022 were $1.44 million and $0, respectively. The gain during the nine-month period ended September 30, 2023 was in relation to the sale of CleanSpark, Inc shares.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $47.49 million for the nine months ended September 30, 2023, compared to a net loss of $34.32 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the nine-month period ended September 30, 2023, we financed our operations primarily through:

1.	Net cash used by operating activities of $4.82 million;

2.

On September 2, 2022, Mawson AU entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$8 million (USD$5.2 million). During the nine-month period ending September 30, 2023, the Company received AUD$3 million (USD$1.99 million) from this loan facility. As at September 30, 2023, AUD$1.51 million (USD$0.97 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023 and the Company and W Capital Advisors Pty Ltd are in ongoing discussions regarding the terms and extension of the loan. W Capital Advisors Pty Ltd and Mawson AU have each reserved their rights.

3.

The Company has the ability through its ATM Agreement to sell shares of its common stock. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which reduced the number of shares of common stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9,000,000 from time to time. During the nine months ended September 30, 2023, 415,271 shares were issued as part of the ATM Agreement for cash proceeds of $1.19 million, net of issuance costs. The Company had been contractually restricted from issuing any stock under its ATM Agreement until November 7, 2023. but the Company may now seek to utilize its ATM Agreement to sell shares of its common stock when and as permitted by the offering limits set forth in General Instruction I.B.6 of Form S-3, which is referred to as the “baby shelf” rules.

4.	On May 3, 2023, the Company entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock (or pre-funded warrants in lieu thereof) at a purchase price of $2.40 per share of common stock in a registered direct offering. In addition, in a concurrent private placement, the Company issued to the institutional investors unregistered warrants to purchase up to 2,604,170 shares of its common stock with an exercise price of $3.23 per share, which are exercisable nine months following issuance for a period of five and one-half years following issuance. The shares of common stock and pre-funded warrants described above were offered and sold by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-264062). The warrants to purchase common stock described above were offered and sold by the Company pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. This offering closed on May 8, 2022. The net amount raised was $4.60 million. As a condition of the offering the Company was precluded from issuing new shares until 60 days after the offering closed, or new shares under the ATM until November 7, 2023.

During the nine months ending September 30, 2023, we repaid $12.83 million of principal payments against the historical facilities provided by Celsius, Marshall and W Capital Advisors Pty Ltd.

We believe our working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, further issuances of shares, and other potential sources of capital, monetization or funds. These are expected to be adequate to fund our operations over the next twelve months. For our business to grow it is expected, we may continue investing in mining equipment and infrastructure and will require additional working capital in the short-term and long-term. As at September 30, 2023 we had an aggregate of $17.78 million of debt that is required to be repaid within five months unless we refinance, unless we refinance or renegotiate the terms. In addition, the Celsius deposit of $15.33 million is the subject of a dispute.

Please see our Risk Factor entitled “We may need to raise additional capital to continue our operations and execute our business strategy” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Working Capital and Cash Flows

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents balance of $1.50 million and $0.95 million, respectively.

As of September 30, 2023 and December 31, 2022, our trade receivables balance was $10.61 million and $10.46 million, respectively.

As of September 30, 2023, we had $17.78 million of outstanding short-term borrowings, and as of December 31, 2022, we had $23.61 million of short-term borrowings. The short-term borrowings as of September 30, 2023, relate to the to the secured loan facilities with Celsius Mining LLC, W Capital Advisors Pty Ltd, and Marshall Investments MIG Pty Ltd, and the secured convertible promissory notes issued to W Capital Advisors Pty Ltd. As of September 30, 2023, and as of December 31, 2022, we had $0 and $4.51 million, respectively, of outstanding long-term borrowings.

As of September 30, 2023, we had negative working capital of $32.98 million and as at December 31, 2022, we had negative working capital of $15.17 million.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the three months ending September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022

Net cash (used in)/provided by operating activities	$(4,818,073)	$25,141,208
Net cash provided by/(used in) investing activities	$10,510,543	$(55,466,574)
Net cash (used in)/provided by financing activities	$(5,115,470)	$26,240,336

For the nine months ended September 30, 2023, net cash used by operating activities was $4,818,073 and for the nine months ended September 30, 2022, net cash provided by operating activities was $25,141,208. The decrease in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the nine months ended September 30, 2023, net cash provided by investing activities was $10,510,543 and for the nine months ended September 30, 2022, net cash used in investing activities was $55,466,574. The net cash provided by investing activities during September 30, 2023, was primarily attributable to the proceeds from sale of investment shares in CleanSpark, Inc.

For the nine months ended September 30, 2023, net cash used in financing activities was $5,115,470 and for the nine months ended September 30, 2022, net provided by financing activities was $26,240,336. The cash used in financing activities during September 30, 2023, was primarily attributable to the repayment of borrowings.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations.

In December 2021 MIG No. 1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The loan matures in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments commencing that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance is $8.05 million as at September 30, 2023, all of which is classified as a current liability. MIG No. 1 Pty Ltd has not made a principal and interest payment since May 2023. MIG No. 1 Pty Ltd and Marshall are in ongoing discussions with respect to the payment, and the loan terms generally. Marshall and MIG No. 1 Pty Ltd have each reserved their rights.

On February 23, 2022, Luna Squares LLC entered into a Co-Location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20 million, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, the outstanding balance is $8.24 million as of September 30, 2023, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Co-location Agreement, Celsius Mining LLC advanced $15.33 million to Luna Squares LLC that were held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a commercial dispute between the parties.

On September 2, 2022, Mawson Infrastructure Group Pty Ltd entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD$3.00 million (USD$1.9 million). This was amended on September 29, 2022, and the loan facility was increased to AUD$8.00 million (USD$5.2 million). As at September 30, 2023, AUD$1.51 million (USD$0.97 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023 and Mawson Infrastructure Group Pty Ltd and W Capital Advisors Pty Ltd are in ongoing discussions in respect of the facility. On October 30, 2023, Mawson AU appointed voluntary administrators, and the facility will be managed as part of the voluntary administration.

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3.60 million (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3.60 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million has been classified as a current liability. The convertible note matured in July 2023 and the Company has not repaid the principal amount. Interest has been accrued from July onwards and therefore the outstanding balance is $0.53 million as at September 30, 2023, all of which is classified as a current liability.

Financial condition

As at September 30, 2023 and December 31, 2022, we had net current liabilities of $32.98 million and $15.17 million respectively. As at September 30, 2023 and December 31, 2022, we had net assets of $40.05 million and $76.17 million respectively. As at September 30, 2023, we had an accumulated deficit of $169.75 million compared to $122.26 million as at December 31, 2022. Our cash position at September 30, 2023, was $1.50 million in comparison to $0.95 million at December 31, 2022. For the nine-month period ending September 30, 2023 and September 30, 2022 the Company incurred a loss after tax of $47.49 million and a loss after tax of $34.32 million respectively. Included in trade and other receivables is a $2 million payment being the final payment due from CleanSpark, Inc for the sale of the Georgia facility. CleanSpark, Inc has disputed this payment and there is uncertainty as to whether the Company can recover this amount in part or full.

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

The Company is providing supplemental financial measures for (i) non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, or (“adjusted EBITDA”) that excludes the impact of interest, taxes, depreciation, amortization, share-based compensation expense, change in fair value of derivative asset, impairment of financial assets, unrealized gains/losses on share of associates, and certain non-recurring expenses. We believe that adjusted EBITDA is useful to investors in comparing our performance across reporting periods on a consistent basis.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	$(19,330,718)	$(21,251,783)	$(48,361,138)	$(35,227,490)
Impairment of financial assets	1,837,063	-	1,837,063	1,134,547
Share of net loss of equity method investments	-	-	36,356	-
Depreciation and amortization	11,875,618	16,252,106	28,627,896	46,061,673
Stock based compensation	3,784,316	797,830	5,475,935	2,124,674
Unrealized and realized losses/(gain)	600,619	7,320,412	1,416,000	6,362,594
Other non-operating income	-	(59,819)	(245,694)	(1,931,952)
Other non-operating expenses	673,530	1,559,104	2,287,397	4,360,817
Loss on classification of assets held for sale	-	4,195,046	-	4,195,046
Change in fair value of derivative asset	520,838	(3,669,547)	6,646,363	(21,383,904)
Income tax	-	-	2,304,454	-
EBITDA (non-GAAP)	$(38,734)	$5,143,349	$(24,632)	$5,696,005

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Board of Directors and management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023, including the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Whilst remediation actions are ongoing and controls have been implemented across all business processes, the material weaknesses in our internal control over financial reporting and information technology will not be considered remediated, until controls have operated for a sufficient period of time and have been tested for and concluded to be operating effectively. As operating effectiveness testing is ongoing as of the date of this report, we continue to disclose the following material weaknesses.

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

Data from third parties. The Company did not properly execute its designed controls to ensure that data received from third parties was complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and co-location revenue, net energy benefits, and digital currency assets.

Fixed asset verification. The Company did not properly execute its designed controls around physical asset verification. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective as of September 30, 2023, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. With the oversight of the Board and our audit committee, we continue to remediate the underlying causes of the identified material weaknesses, such that the controls are designed, implemented and operate better.

Our remediation efforts commenced in fiscal year 2022, when we performed a risk assessment, designed controls, and gradually implemented controls for all business processes. In the current financial year, management updated the initial risk assessment, refined control designs, continued the implementation of controls and performed ongoing remediation efforts to uplift the quality and effectiveness of existing controls. Remediation efforts further included the implementation of new IT systems and applications with robust controls, segregating duties through implementing system workflows and the hiring of qualified personnel in financial reporting and IT. A small number of controls remain to be implemented in the upcoming quarter.

Whilst controls have been implemented across all business processes and are operating, the material weaknesses in our internal control over financial reporting and information technology will not be considered remediated until controls have operated for a sufficient period of time and have been tested for and concluded on for effectiveness. Further testing of the effectiveness of controls is planned in the subsequent quarter.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 16, 2023, Mr. Ariel Sivikofsky, who was previously engaged to provide CFO-related services to the Company, filed a claim against an Australian subsidiary Mawson AU in the Australian Federal Circuit and Family Court of Australia in relation to certain employment related claims. The applicant’s total claim is for up to AUD$216,979.64. Mawson AU disputes the claim, and denies Mr. Sivikofsky was an employee. Voluntary administrators were appointed to Mawson AU on October 30, 2023, and therefore consent orders were made staying those proceedings, and the hearing date was vacated.

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

Other than as described above, we are currently not, and have not been in the recent past, a party to any litigation which may have or have had in the recent past significant effects on our financial position or profitability. However, we have been in the past, and may be from time to time in the future, be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments from time to time which could lead to legal proceedings.

On October 30, 2023, the directors of the Australian subsidiary Mawson AU appointed voluntary administrators to Mawson AU. Voluntary administration is a process under Australian corporate law where an external administrator is appointed to take control of the relevant entity, investigate and report to creditors about the relevant entity’s business, property, affairs and financial circumstances, and report on the options available to creditors. It is not a court process. On November 3, 2023, W Capital Advisors appointed receivers and managers under the terms of their security relating to their working capital facility. Neither of these processes are governed by the courts.

Item 1A. Risk Factors

The Company’s risk factors were disclosed in (i) Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 23, 2023 and (ii) Part II, Item 1A of our Quarterly Report on form 10-Q for the quarter ended March 31, 2023. In addition, the Company includes the additional risk factors and updates to existing risk factors below:

Listing on The Nasdaq Capital Market (“Nasdaq”)

 On October 4, 2023, the company received written notice (“The Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810-2(c)(3)(A), the Company has a period of 180 calendar days, or until April 1, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. The Bid Price Letter is a notice of deficiency, not delisting, and does not currently affect the listing or trading of shares of our common stock on Nasdaq, which will continue to trade under the symbol “MIGI.” The Company intends to actively monitor the closing bid price of shares of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is not sustained, our common stock may remain thinly traded. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	The liquidity of our common stock;

●	The market price of our common stock;

●	Our ability to obtain financing for the continuation of operations;

●	The number of investors that will consider investing in our common stock;

●	The number of market makers in our common stock:

●	The availability of information concerning the trading prices and volume of our common stock; and

●	The number of broker-dealers willing to execute trades in our common stock.

We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.

We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we seek to increase the efficiency of our operations, find new co-location customers, and grow the size of our self-mining operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2023, have been prepared on the basis that we will be able to continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2023, our accumulated deficit was $169.75 million, our cash and cash equivalents were $1.50 million, and we had negative working capital of $32.98 million. Advancing our future plans will require substantial additional investment. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of this report. We will need to raise substantial additional capital in the near term to continue to fund our operations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend on many factors, as discussed further below as well as under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

Our capital needs have depended on, and will continue to depend on, many factors that are highly variable and difficult to predict, including:

●	working capital,

●	capital expenditures,

●	public company costs and

●	general corporate needs.

We are seeking to raise additional capital through a variety of means, including equity, equity-linked or debt securities offerings, or other types of arrangements or sources of capital, monetization or funds. Our past success in raising capital through equity offerings should not be viewed as an indication we will be successful in raising capital through those or any other means in the future. We expect that our ability to raise additional capital and the amount of capital available to us will depend not only on our operations, assets and progress effecting our business plan, but also on several factors outside of our control, such as macroeconomic and financial market (including cryptocurrency market) conditions.

Unstable and unfavorable market and economic conditions may harm our ability to raise additional capital. An economic downturn, recession or recessionary concerns, delay or failure of the U.S. government to raise the federal debt ceiling, increased inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, or the occurrence or continued occurrence of events similar to those in recent years, such as a fall in the price of bitcoin, the COVID-19 pandemic or other public health emergencies, geopolitical conflict (such as the war in Ukraine and Gaza), natural/environmental disasters, supply-chain disruptions, terrorist attacks, strained relations between the U.S. and a number of other countries, social and political discord and unrest in the U.S. and other countries, and government shutdowns, among others, increase market volatility and have long-term adverse effects on the U.S. and global economies and financial markets. Volatility and deterioration in the financial markets and liquidity constraints or other adverse developments affecting financial institutions may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources, such as from strategic collaborations and government and other grants.

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

We will need to raise capital to meet our debt service obligations, and to fund our working capital needs. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

As of September 30, 2023, we had cash and cash equivalents of approximately $1.50 million. As at September 30, 2023 we had an aggregate of $17.78 million of debt that is required to be repaid within five months unless we refinance, unless we refinance or renegotiate the terms. In addition, the Celsius deposit of $15.33 million is the subject of a dispute. Mawson has a need to raise capital to meet those debt service obligations and to fund our working capital needs. We currently have no arrangements for such capital and no assurances can be given that we will be able to raise such capital when needed, on acceptable terms, or at all. If we are unable to raise or source sufficient capital, we will need to implement additional measures to reduce operating expenses and to preserve capital, any of which may further adversely affect our operations. If we fail to comply with our debt service obligations, our lenders could declare a default, which could lead to all or a number of payment obligations becoming immediately due and payable and have a material adverse effect on our financial condition and business. The Company may not be able to make all those payments at once.

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

The Company has only one co-location customer, and therefore a significant part of its business is exposed to that counterparty risk, for example if that counterparty fails to meet its contractual obligations, including delivering hardware on time, or failing to make payments on time, or at all. The Company has sought to mitigate such risks through its contractual arrangements, and may seek to further mitigate this risk in other ways, such as executing further co-location agreements with other counterparties.

Item 2. Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20 million to Luna Squares LLC, through a Secured Promissory Note (the “Celsius Promissory Note”), which had a maturity date of August 23, 2023, and a total outstanding balance as at September 30, 2023, of $8.24 million. Luna Squares LLC has not repaid the loan as required on the maturity date, and is therefore in default. Celsius Mining LLC transferred to benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has so far not taken any formal steps to enforce its rights against Luna Squares LLC or the collateral, but has notified Luna Squares the default interest is payable.

The Company has a Secured Loan Facility Agreement with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matures in February 2024 and the total outstanding balance is $8.05 million as at September 30, 2023. MIG No. 1 Pty Ltd has not made a principal and interest payment since May 2023, despite such payments falling due, and is therefore in default. MIG No. 1 Pty Ltd is also in default of a number of other covenants under the terms of the loan. MIG No. 1 Pty Ltd and Marshall are in ongoing discussions with respect to the payment, and the loan terms generally. Marshall and MIG No. 1 Pty Ltd have each reserved their rights.

A subsidiary of the Company in Australia, Mawson AU has a Secured Loan Facility Agreement for working capital with W Capital Advisors Pty Ltd with a total loan facility of AUD$8 million (USD$5.2 million) (“Working Capital Loan”). As at September 30, 2023, AUD$1.51 million (USD$0.97 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023, and Mawson AU did not extend the maturity date, and has not repaid the loan amount, and is therefore in default. W Capital Advisors Pty Ltd and Mawson AU each reserved their rights.

The Company has a Secured Convertible Promissory Note with W Capital Advisors Pty Ltd with an outstanding balance of $0.50 million as at September 30, 2023. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has not repaid the face value of the, and is therefore in default. W Capital Advisors Pty Ltd has not taken formal steps to enforce its rights in connection with the Convertible Note (including against the relevant collateral) and the Company reserves its rights.

The Company, or its subsidiaries, have not fulfilled specific payment obligations related to the Celsius Promissory Note, Marshall loan, the Working Capital Loan and Secured Convertible Promissory Note mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company for payment default, raising interest rates to the default or overdue rate, or taking appropriate measures concerning collateral (including appointing a receiver), if applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1†	Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)
2.2†	Deed of Amendment, dated January 18, 2021, of the Bid Implementation Agreement between Wize Pharma, Inc. and Cosmos Capital Limited, dated December 30, 2020 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)
3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8*	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023
3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
4.1	Form of Common Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.2	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.4	Form of Warrant Amendment Agreement dated May 3, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

10.1	Chief Financial Officer Offer Letter and Exhibit A (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023)
10.2	Addendum dated July 19, 2023 to Employment Agreement between Mawson Infrastructure Group, Inc. and Rahul Mewawalla (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2023)
10.3	Director Appointment Letter between the Company and Ryan Costello dated September 25, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2023)
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023, and 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements

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

Mawson Infrastructure Group Inc.

Date: November 13, 2023	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ William Harrison
William Harrison Chief Financial Officer
(Principal Financial and Accounting Officer)