Form 10-K
period 2023-12-31
Mawson Infrastructure Group Inc.
filed 2024-04-01
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-40849

Mawson Infrastructure Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Railroad Avenue, Midland, Pennsylvania	15059
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 1-412-515-0896

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MIGI	The Nasdaq Stock Market LLC

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $28.14 million computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 26, 2024, there were 16,644,711 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with its Annual Stockholders’ Meeting to be held in 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

i

INTRODUCTION

Throughout this Annual Report on Form 10-K (this “Annual Report”), unless otherwise designated, the terms “we”, “us”, “our”, the “Company”, “Mawson” and “our company” refer to Mawson Infrastructure Group Inc., a Delaware corporation headquartered in the United States of America, and its consolidated subsidiaries (unless otherwise indicated).

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below.

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A - “RISK FACTORS” below. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to growth in blockchain and bitcoin usage;

-	high volatility in bitcoin and other digital assets’ prices and in value attributable to our business;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	downturns in the cryptocurrency industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	access to reliable and reasonably priced electricity sources;

-	our reliance on key management personnel and employees;

-	cyber-security threats;

-	operational, maintenance, repair, safety and construction risks;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	changes to the Bitcoin network’s protocols and software;

-	the decrease in the incentive or increased difficulty to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	future digital asset, technological and digital currency development;

-	our ability to develop and execute on our business strategy and plans;

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

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

PART I

ITEM 1. BUSINESS.

Overview

General

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a corporation incorporated in Delaware in 2012. Shares of Mawson’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021. Mawson was previously known as Wize Pharma Inc, and changed its name on March 17, 2021, after the acquisition of Mawson Infrastructure Group Pty Ltd (then known as Cosmos Capital Limited), a digital infrastructure provider.

Mawson is a ‘Digital Infrastructure’ Company, which operates (through its subsidiaries) data centers for the generation of Bitcoin cryptocurrency (also known as “Bitcoin mining”), in the United States. Because Mawson takes part in Bitcoin mining, it is often referred to as a Bitcoin miner. The Company has 3 primary businesses – digital currency or Bitcoin self-mining, customer co-location and related services, and energy markets.

As of the date of this Annual Report, we operate two data center facilities in Pennsylvania, USA, and have rights to develop other sites of various sizes in Ohio.

We seek to power our operations and facilities with renewable or sustainable power to further support our sustainability priorities.

We may also operate in related and adjacent businesses, including transacting in new and used crypto-currency mining and modular data centers (“MDCs”) equipment on a periodic basis, subject to prevailing market conditions and any surplus we may be experiencing.

Our Products and Services

Mawson’s business

Mawson has three main businesses through which it generates its revenue:

●	Bitcoin self-mining;

●	Customer co-location services; and

●	Energy markets program.

Bitcoin Self-Mining

Bitcoin mining involves the use of specialized computers (“Miners”) to solve algorithmic problems in order to update the distributed or decentralized ledger of Bitcoin transactions securely. In return for providing this security to the Bitcoin ledger, Bitcoin miners are rewarded with Bitcoin. The decentralized ledger is the key innovation of the Bitcoin protocol. It is a public ledger that can be viewed by anyone with specialist knowledge and is typically kept by more than one entity. An example of a centralized ledger would be a ledger of bank account transactions kept by a financial institution.

Miners perform computational operations to solve specific computing problems in support of the Bitcoin network. The computing power is called “hash rate” and is measured in “hashes per second.” A “hash” is the computation run by the mining hardware in support of the blockchain security; therefore, a Miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining Bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of cryptocurrency. Due to performance limitations and growing competition to mine Bitcoin, CPU mining was rapidly replaced by the Graphics Processing Unit (“GPU”), which was in turn replaced by Application-Specific Integrated Circuit (“ASIC”) Miners. These ASIC Miners are designed specifically for the task of solving computing problems in support of the Bitcoin network, which maximizes the rate of hashing operations.

Hash rate is a measure of the processing speed of a Miner. Mawson’s hash rate is the sum total of its Miners’ hash rates. Similarly, the sum total of all Miners actively trying to solve a block in the Bitcoin network is known as the “Network Hash Rate”. If Mawson’s proportion of the Network Hash Rate grows, then Mawson’s chance of solving a block on the Bitcoin’s blockchain should increase and, therefore, Mawson’s chance of earning a Bitcoin reward should increase.

If more competitors add hash rate to the Network Hash Rate, then Mawson must also increase its own hash rate if it wants to ensure that the amount of rewards it receives over time remains the same or similar. Mawson can increase its hash rate in a number of ways, including by acquiring and operating more Miners, ensuring that as many of its Miners are online and operational at all times, and by increasing the hashing capability of its Miners (for example, by providing optimal operating conditions and maintenance). By operating more Miners, Mawson will also most likely increase the amount of power it requires to operate the Miners, thus increasing its costs. The Network Hash Rate can also decline from time to time, which means that Mawson’s hash rate relative to the Network Hash Rate would increase (if Mawson continued to deploy the same amount of hash rate), increasing the chance that Mawson will be rewarded with Bitcoin.

As Mawson increases its hash rate it increases its chance of solving a particular problem and earning the right to place a block on the blockchain and at the same time earning a Bitcoin reward, as well as any potential transaction fee. As the global network has modernized and become more efficient, the hash rate required to regularly solve for a block (that is, the ‘network difficulty’) has increased significantly, leading to Bitcoin miners acquiring larger fleets of more efficient Miners. The expanding fleets of Miners generally require more electrical power. Increased use of electrical power increases the cost of solving a block and, therefore, the relative cost of mining for Bitcoin. This increase in network difficulty also means that it can become harder for individual mining operations to find a block and earning any reward or transaction fees for their mining efforts. Individual Bitcoin Miners risk going for extended periods of time without earning any Bitcoin rewards.

To facilitate the earning of Bitcoin rewards, most miners, including Mawson, will join a ‘mining pool’ (that is a group of other miners). A large group of miners with greater hashing power is more likely to earn a cryptocurrency reward. The members of the mining pool then receive Bitcoin rewards on a pro rata basis based on total hashing capacity they contributed to the mining pool. This is intended to reduce the variance of our Bitcoin rewards, and therefore revenue, generation.

As of the date of this Annual Report, Mawson operates its own miners in two data center facilities located in Midland and Bellefonte Pennsylvania, USA, that have been leased on long-term arrangements. The Midland site currently has 100MW of capacity available for both self-mining and co-location services and is capable of further development. The Bellefonte site currently has 8.8MW of capacity that is used entirely for self-mining and is also capable of expansion. As noted below, Mawson’s lease for property in Sharon, Pennsylvania was terminated and Mawson has moved completely out of the facility, which was a non-operating site.

Part of Mawson’s strategy is to identify and secure new development sites for future data center facilities which meet our investment criteria. Before committing to a site, Mawson considers a range of investment criteria, including factors such as climate, community acceptance of Bitcoin mining operations, secure tenure through long term leases, or the ability to acquire sites, the existence of energy demand response programs which Mawson can participate in, the ability to secure low cost, stable, low carbon or carbon-neutral sustainable power, labor and skills availability, local taxation regimes, and proximity to Mawson’s existing supply chains and operations.

We generate revenue through the mining of Bitcoin and then selling the Bitcoin that we mine. During the year ended December 31, 2023, we mined 741.33 Bitcoin and sold 741.33 Bitcoin resulting in revenues totaling $21.59 million.

Mawson at this time typically liquidates any mined Bitcoin within a reasonable time after receipt. Mawson does not hold any material amount of Bitcoin on its balance sheet. Mawson’s strategy is to operate as a mining operation, rather than a cryptocurrency investment company. This means that Mawson regularly liquidates its Bitcoin holdings for traditional fiat currency. Mawson has established relationships with several digital currency exchanges through which Mawson sells Bitcoin on a regular basis.

Customer Co-location Services

Mawson offers other businesses and customers in the digital assets industry the opportunity to have their Miners and other equipment located within our facilities. Mawson generates revenue from these customers for their use of our co-location services and facilities. The customer typically keeps all Bitcoin mined in this manner, while paying Mawson for providing co-location services. This kind of arrangement is known as ‘co-location’ and can be customized for each customer’s situation and their and Mawson’s strategy and allows Mawson to supplement or diversify its income streams, while adjusting its risk profile. For example, customers may agree to be charged upfront infrastructure fees, minimum fees, and maintenance fees. Such fees can provide upfront benefits, which helps decrease risk in the business, and potentially enables Mawson to have different types of revenue streams. Minimum fees can help generate revenue during periods when our Bitcoin self-mining may not be as profitable (for example, due to high energy prices, high network difficulty, and low Bitcoin prices). Counter-party risk is a key issue when entering into co-location arrangements with customers, and Mawson employs a number of mitigation strategies to decrease the risks arising from counter-parties, including requiring deposits and charging upfront fees.

Energy Markets Program

Mawson has developed an Energy Markets Program. To power all the miners at its facilities, Mawson uses substantial amounts of energy. This means that energy is a material input cost for Mawson’s operations. If energy prices are higher, then the cost of mining may be too high to make Bitcoin mining economical. This is especially true at times when Bitcoin prices are low, and network difficulty is high. Mawson uses proprietary financial models, which it is constantly refining, that highlight to Mawson when participation in the Energy Markets Program should create greater value than operating is self-mining. Mawson then decides whether to mine or to curtail its energy usage, by switching off its miners.

If Mawson decides to curtail its energy use, then during these periods Mawson’s Bitcoin revenue may be significantly reduced but should be supplemented by the payments provided by the Energy Markets Program revenue for curtailment activity. In addition to energy hedges and derivatives that Mawson may be able to purchase, Mawson participates in demand response programs. Demand response programs leverage the timely reduction of energy use by our facilities to benefit other power customers. These demand response programs may compensate Mawson for periods of curtailment and can generate additional revenues for Mawson during times of higher energy prices.

Further, because Mawson can be flexible in the way it operates its Bitcoin mining data centers and how it uses energy, Mawson can contribute to electricity grid stability by providing demand for energy producers when aggregate power demand is low, and then lowering its own usage when aggregate power demand is high.

Factors Affecting Profitability of Bitcoin Self-Mining business

The main factors affecting Mawson’s self-mining profitability are (in no particular order):

●	The market price of Bitcoin;

●	The reward Mawson earns for its mining operations;

●	Changes in the Network Hash Rate (as described above);

●	Type of hardware, such as types of Miners, used and deployed;

●	The cost of land, or leases or other operational costs; and

●	The cost of power.

There is a risk that a change in any of these factors could have a detrimental effect on Mawson’s business. While Mawson takes steps to mitigate these risks, they cannot be avoided altogether. In particular, the market price of Bitcoin can be volatile, sometimes being subject to major changes in value in short time periods. In addition, the reward for Bitcoin mining is scheduled to halve approximately every 4 years. This phenomenon, which is a feature of the Bitcoin protocol, is known as ‘halving’. The Bitcoin blockchain has undergone halving three times since its inception, on November 28, 2012, July 9, 2016, and May 11, 2020. The original reward was 50 Bitcoin per block, but after the last halving the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in or around April 2024. This process will re-occur until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur in or around 2140. The value of Bitcoin has historically risen after each halving event, due to the reduced supply of Bitcoin, however, there can be no guarantee that this will occur again in the future, or the timing known if such an event were to happen.

Factors Affecting Profitability of Customer Co-location Services business

The main factors affecting Mawson’s co-location profitability are (in no particular order):

●	Reliance on a large, single co-location services customer;

●	Provide services at a profitable rate;

●	Ability to acquire competitively priced power ; and

●	Hire and retain employees needed to provide services and other functions.

Mawson has taken a number of steps to attempt to mitigate the risks inherent to the co-locations services business. The Company currently has three co-location services customers that it believes should help reduce the risk of exposure to a single customer. Additionally, Mawson has service agreements in place with its customers that it believes provides the terms and protections to drive the profitability of the co-location business, Mawson also has power agreements in the Pennsylvania-New Jersey-Maryland Interconnection (“PJM”) markets that provide it the competitive pricing needed for its customers. The PJM Energy Market procures electricity to meet consumers’ demands both in real time and in the near term. Mawson works with the communities in which it is involved to attract and retain the employees needed to run this business. While none of these are guarantees, Mawson believes it has put necessary measures in place to minimize the risk associated with its co-location services business.

Factors Affecting Profitability of Energy markets business

The main factors affecting Mawson’s Energy management profitability are (in no particular order):

●	Acquire appropriate hedge contracts;

●	Access to power providers programs; and

●	Regulatory or other changes.

Mawson works closely with the PJM power providers and other power consultants to help ensure they stay up to date with the latest power provider programs. Mawson closely monitors the power markets and pricing in order to identify ways to maintain or enhance its profitability from potential opportunities. Mawson is in contact with various local, state and federal agencies to monitor changes in the regulatory environment that could potentially impact the energy management business.

Environment and Sustainability

Digital asset mining requires a large amount of computing power, which in turn requires a large amount of electricity. At Mawson we recognize the important role digital asset mining can play in supporting the energy grid and we seek to utilize and support renewable or sustainable energy sources. We hope to support the growth of further renewable or sustainable power into the grid. We also enter into arrangements where we may be compensated in certain circumstances if we curtail or reduce or cease our energy usage. Typically, this will occur when energy prices spike, and the mining of Bitcoin may become unprofitable. In this way we can provide stability to the energy grid by reducing our demand on renewable or sustainable energy at times of peak usage, or low supply, potentially reducing prices for other users.

Other products and services

Mawson will from time to time opportunistically sell hardware that it has acquired, whether used or unused, which is surplus to its requirements, or in order to fund newer and better equipment. Hardware that Mawson would typically sell includes miners, transformers and/or MDCs.

Suppliers

Mawson engages a range of suppliers for access to hardware and software required to mine Bitcoin, provide co-location services and for its energy markets program. This includes the manufacturers of the Miners, MDCs, and transformers. Mawson enters into Power Purchase Agreements (“PPA”) with its power suppliers that set out the terms and duration of the supply or power. The Company currently has the following principal suppliers:

-	Energy Harbor LLC

-	Navitus LLC

-	Jewel Acquisition LLC

Government Regulation

Government regulation of blockchain and cryptocurrency is being actively considered by the United States of America (both at the federal and state levels) and by non-US governments, and their agencies and regulatory bodies.

Regulations may substantially change in the future, and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environments evolve, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Co-location customers

Mawson has three co-location customers that in total represent approximately 82 MW and approximately 25,284 miners. One of the customers is a wholly owned subsidiary of Consensus Technology Group (“CTG”) that currently uses approximately 70 MW and approximately 21,756 miners. Should something negative happen to this customer and or its relationship with Mawson, the Company could lose a significant amount of revenue that it may not be able be unable to replace in a timely fashion. Currently, market demand for co-location services outweighs supply and between finding new or with its other two co-location customers, Mawson believes that the Company could replace the customer’s position.

Competition

 The cryptocurrency industry, in particular Bitcoin mining, is dynamic and global. The Bitcoin mining network is made up of a variety of competitors, from individual ’sub-scale’ hobbyists to large, publicly listed mining operations. We compete with the other publicly listed mining companies directly for the acquisition of new Miners and raising capital. Bitcoin miners, including Mawson, also compete with more traditional industries, for example, when obtaining the lowest cost, sustainable electricity, or access to sites with reliable sources of power. Many Bitcoin mining operations are not publicly operated, and therefore data is not readily available.

Publicly Listed companies operating comparable businesses include:

●	Marathon Digital Holdings Inc.

●	CleanSpark Inc.

●	Riot Platforms, Inc.

●	Bitfarms Ltd

●	Cipher Mining Inc.

●	Hut 8 Mining Corp.

●	Core Scientific, Inc.

●	Applied Digital Corp.

●	Iris Energy Ltd.

●	HIVE Blockchain Technologies, Inc.

●	TeraWulf, Inc.

●	Bit Digital Inc.

●	Argo Blockchain plc

●	Stronghold Digital Mining, Inc.

●	Greenidge Generation Holdings Inc.

●	Ionic fka Celsius

Human Capital

Our employees are critical to our success. As of March 1, 2024, we had 30 plus full time employees. We also use contractors where practical and further rely on the extensive expertise of our external advisers, including legal, audit, financial, IT and compliance consultants, who may be engaged on a time basis, or on a project basis.

Our future success has significant dependence on the performance and continued service of our management team and key employees. Our success and growth may be influenced by our ability to attract, retain and motivate qualified personnel. We compete for scarce qualified management and other personnel in a highly competitive workforce environment. Our competitors may offer higher compensation or better opportunities than we can. We may need to hire additional qualified personnel and any failure to attract, retain or motivate key personnel could adversely affect our business and operating results. Currently we have limited personnel in our organization to meet our organizational, operating and administrative demands.

ESG

Governments around the world have been introducing new energy policies and legislation in response to climate change and energy security.

Any legislative changes regarding climate change or energy security could add significant burden and costs to our business, including taxes, or other costs related to making our energy consumption more efficient and lower impact on the environment, environmental monitoring and reporting, and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding cryptocurrency and the apparent effects on the environment. If power costs rise so high as to put certain industries at risk, legislators may intervene in energy markets to direct energy to certain industries. Price caps could be introduced which may have long-term effects on power prices. If fossil fuel projects are not allowed to proceed, then this may have an effect on power prices if sustainable or renewable energy is insufficient or unreliable.

Corporate Information

Our principal place of business is 950 Railroad Avenue, Midland, Pennsylvania 15059. Our contact email is info@mawsoninc.com, and our website is www.mawsoninc.com.

Shares of our Common Stock, par value $0.001 per share (“Common Stock”), have been listed on The Nasdaq Capital Market since September 29, 2021.

Available Information

Our investor relations website is available at www.mawsoninc.com. The information on, or that may be accessed from, our website is not a part of this Annual Report. Investors can find a range of information about us there. Available on this website, free of charge, are the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics) and select press releases and other relevant information.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition, and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business and Management

-	our history of incurring losses;

-	our need to, and difficulty in, raising additional capital and repossession of collateral securing current loans in default;

-	the potential of being delisted from NASDAQ;

-	downturns in the cryptocurrency industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	the failure or breakdown of mining equipment;

-	outages and limitations of internet connectivity;

-	access to reliable and reasonably priced electricity sources;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	the prices of digital assets;

-	our reliance on a small number of key employees;

-	our failure to effectively manage our growth including not growing or improving our current hashrate;

-	the competitiveness of the cryptocurrency industry;

-	global climate change and related environmental regulations;

-	the potential cancellation or withdrawal of required operating and other permits and licenses; and

-	banks and other financial institutions ceasing to provide services to people in our industry, whether through choice or due to their own insolvency or failure.

Risks Relating to Cryptocurrency Mining, Bitcoin Price and Technology

-	changes to the Bitcoin network’s protocols and software;

-	the manipulation of the blockchain by malicious actors;

-	failures of the Bitcoin network to be properly monitored and upgraded;

-	the decrease in the incentive to mine Bitcoin;

-	an increase in the network difficulty;

-	the increase of transaction fees related to digital assets;

-	the downward pressure on the price of Bitcoin created by firms selling their Bitcoin;

-	political or economic crises or change;

-	the fraud or security failures of large digital asset exchanges;

-	the further development and acceptance of digital asset networks and other digital assets;

-	future digital asset and digital currency development; and

-	the development of quantum computing, and other new technologies.

Risks Relating to Laws, Regulatory Frameworks, and Legal Action

-	regulatory changes and changes in interpretations of existing regulations, including for digital assets like Bitcoin, or Bitcoin mining itself (including the imposition of taxes, limits on mining (or power usage), or new licensing regimes);

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002;

-	future developments regarding the treatment of digital assets for U.S. federal income and foreign tax purposes, or other taxes on Bitcoin mining;

-	regulatory intervention by governments impacting the right to mine, acquire, own, hold, sell, exchange or use Bitcoin or other cryptocurrencies;

-	additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from our practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations, additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from our practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations;

-	legislative, regulatory and litigation threats regarding climate change and energy conservation, legislative, regulatory and litigation threats regarding climate change and energy conservation;

-	changes to laws regarding the operation of exchanges by third parties may make the business model unsustainable and may lead to an inability to exchange mined Bitcoin for fiat currency efficiently, changes to laws regarding the operation of exchanges by third parties may make the business model unsustainable and may lead to an inability to exchange mined Bitcoin for fiat currency efficiently;

-	material litigation (including with our lenders and counter-parties counterparties), investigations or enforcement actions by regulators and governmental authorities; and

-	because there has been limited precedent set for financial accounting of Bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Risks Relating to the Ownership of Our Common Stock and Other Common Risks

-	the volatility of our stock price;

-	the volatility and variation in our revenue and operating costs from period to period; and

-	our failure to meet our publicly announced guidance or other expectations.

Risks Relating to Our Business and Management

We have incurred operating losses since inception.

During the time we have operated we have incurred net losses. We expect to continue to incur losses for the near future, and these losses may likely increase as we pursue our growth strategy. If we do not achieve our operational objectives, and if we do not generate sufficient cash flow and income, our financial performance and long-term viability may be materially and adversely affected. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We will need to raise substantial additional capital to continue our operations and execute our business strategy, meet our debt service obligations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we seek to increase the efficiency of our operations, find new co-location customers, and grow the size of our self-mining operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2023, have been prepared on the basis that we will be able to continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2023, our accumulated deficit was $182.67 million, our cash and cash equivalents were $4.48 million, we had negative working capital of $33.18 million, and we had an aggregate of $19.35 million of debt of which $16.87 million is overdue for repayment and the remaining is all required to be repaid within two months of December 31, 2023 unless we refinance or renegotiate the terms. In addition, the Celsius deposit of $15.33 million is the subject of an ongoing legal dispute.

Advancing our future plans will require substantial additional investment. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of this report. We will need to raise substantial additional capital in the near term to continue to fund our operations, meet our debt obligations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend on many factors, as discussed further below as well as under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

We have several notes in default which can subject collateral to seizure and otherwise impact our ability to use the collateral in our operations as well as affect our ability to raise capital. Additional capital may not be available to us, or even if it is, the cost of such capital may be high or even uncommercial. We may be forced to obtain additional capital when our stock price or trading volume or both are low, or when the general market for cryptocurrency companies is weak. Raising capital under any of these or similar scenarios, if we can raise any at all, may lead to significant dilution to our existing stockholders. We may be forced to sell assets to raise capital, and we may not be able to realize the full value of those assets at the time of sale.

Because of a Current Report on Form 8-K, which we filed after the filing deadline, we are currently not eligible to utilize Form S-3 registration statements, which prevents us from utilizing our ATM or otherwise raising capital using a Form S-3, until our eligibility is regained in August 2024, thus delaying our ability to raise funds through these methods and increasing the time and cost to raise funds until August 2024. After regaining eligibility to use Form S-3 registration statements, we still expect to be limited by General Instruction I.B.6 of Form S-3, which is referred to as the “baby shelf” rules.

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

The Cryptocurrency Industry and Bitcoin pricing can be volatile

Bitcoin pricing has proven to be volatile, characterized by periods of extreme upturns and downturns that have lasted over lengthy time periods multiple times in cryptocurrency’s history. A falling Bitcoin price directly affects our ability to generate revenue, which can affect our ability to meet our financial obligations. Further, volatility in energy prices has often resulted in the major input cost to generate Bitcoin increasing.

The price of Bitcoin can fluctuate due to investment and trading sentiment amongst users, speculators, and investors for a range of reasons, including changes in interest rate settings, or negative or positive publicity (for example due to legal proceedings or losses to Bitcoin investors due to fraud or cyber-attacks a cryptocurrency exchange or online wallet). Large holders of Bitcoin may be able to effect large price swings, especially if they were to liquidate their holdings, which would likely cause the price of Bitcoin to fall. A fall in the price of Bitcoin will have a negative impact on our revenues. The prices that we receive for our Bitcoin depend on numerous market factors beyond our control. Due to the highly volatile nature of the price of Bitcoin, our historical operating results have fluctuated, and continue to fluctuate, significantly from period to period. Mawson does not use derivatives to hedge Bitcoin prices.

Corporate collapses of important companies in the Bitcoin ecosystem, such as exchanges, funds, lenders, wallet providers and so on, or other cryptocurrencies can also have an impact on confidence and the Bitcoin price.

We are also exposed to the effect a falling price can have on our counterparties, including the exchanges we use and our co-location customers. In particular, in July of 2022, Celsius Networks, LLC and Celsius Mining LLC, filed for Chapter 11 bankruptcy. A subsidiary of Mawson remains an unsecured creditor of Celsius Mining LLC, with two unpaid pre-petition invoices totaling in excess of $1.8 million.

Subsequent disputes have led to litigation between Celsius entities and Mawson entities, refer to Part 3. Legal Proceedings section for further discussion.

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

Increased Interest Rates

Central banks around the world (including the United States Federal Reserves) have been increasing their interest rates. While our current borrowings are at fixed rates of interest, any future borrowings or refinancing may be at higher interest rates than the rates that we have obtained in the past.

We or our suppliers may not be able to procure or repair hardware that is required in our operations.

The global supply chains are increasingly risky and complex. Our business relies on cryptocurrency-specific hardware such as the Miners, and containers in which to operate the Miners, and also more general plant and equipment such transformers, breakers, power boards exhaust fans, deflectors, monitoring equipment and many other parts. If we are unable to procure such hardware, or replacement parts (at commercial prices, or at all), or they are delayed, our operations may be adversely affected which would likely have a material adverse effect on our business, financial condition, results of operations and prospects. If the manufacturers of such hardware are unable to obtain materials or components themselves, they may experience manufacturing delays or have to cease manufacturing altogether. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers.

There are a small number of major suppliers of Miners globally, and Miner manufacturing is located primarily in China. If we, or our customers, were unable to source Miners from those suppliers (for example due to overwhelming global demand for Miners, or due to geopolitical tensions, or war) at a commercial price, or at all, this would have a materially adverse impact on our business, financial condition, results of operations and prospects. Even if the suppliers have agreed to supply us with miners, they may fail to supply the Miners due to their inability to manufacture sufficient Miners due to a shortage of components or resources such as semiconductors, a default, insolvency, a change in control, or change of laws (including export/import restrictions, quotas or tariffs).

Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of our suppliers to supply us with Miners or create a shortage or lack of components necessary for their manufacture or repair. The government of the People’s Republic of China in particular exerts a high level of influence and control over its economy and businesses (private and state owned). There have been various examples of government policies, decisions, laws and intervention into particular industries. Changes in any of these policies, laws and regulations, or the interpretations thereof, as they relate to the mining hardware suppliers, could have a negative impact on our business.

Additionally, if our electricity suppliers are negatively affected by the international supply chain issues, they may not be able to maintain or grow their facilities and may not be able to supply us with power, or we may be unable to source extra power in the future to enable our growth. This would likely have a material adverse effect on our business, financial condition, results of operations and prospects.

Such supply chain disruptions have the potential to cause material impacts to our operating performance and financial position if the delivery of equipment for our facilities is delayed.

Mining equipment is prone to breakdown, fail or become obsolete.

Miners and related mining equipment used to mine digital assets are sophisticated machines and may be operated over two years or longer. They are thus prone to breakdown and may not function at any given time. Any downtime of a significant number of our Miners and mining equipment will have a direct impact on us as they would not be performing their role. This could occur during an accident on site, or during transportation of a large number of Miners. In addition, the failure of any critical single piece of equipment may represent a single point of failure which could have widespread impacts. An example of this could be a fire within a substation resulting in a total power outage for a mining facility for a period until the substation was rebuilt, or a blown fuse which may affect any part of our facility. Such widespread mechanical issues or critical failures for any material duration would therefore decrease our revenue.

A number of factors drive the adoption of ever more efficient Miners in the Bitcoin mining industry, including the energy prices, the fact the Bitcoin algorithm was designed so that as more computing power is added to the network, the difficulty to mine for each block increases, and the halving. Over time older mining equipment becomes less and less profitable, and like most computing hardware, eventually becomes obsolete. Mawson’s fleet has not been materially renewed for a number of years, which means that a number of factors could render its self-mining fleet obsolete, including a significant increase in difficulty, the halving, or simply wear and tear on the machines rendering some or all of them uncommercial, or inoperable.

Any extended outage or limitation of an internet connection at our sites could materially impact our operations and financial performance.

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

Our operations require significant amounts of electrical power. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not be able to realize the anticipated benefits of our significant capital investments. If power prices increase this will likely materially impact whether we can generate Bitcoin profitably, and how much net energy benefits we will be entitled to.

Our Data Infrastructure require developed land, preferably close to sustainable and reasonably priced electricity sources. If we are unable to acquire rights to use such land or lose the rights to the land we currently lease or occupy, this would likely mean that we would lose access to the relevant supply of electricity. A lack of access to electricity would significantly impact the profitability and viability of our business.

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

If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. Our digital assets are not insured.

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

The responsibility of the direction and operation of our business relies heavily on a small number of key people, including our CEO and CFO. If any of our key employees or service providers cease their involvement in our business or, in the unfortunate situation one or more of them are seriously injured or dies, this loss would have a significant and likely adverse impact on us.

If we fail to grow our hash rate and to effectively manage the renewal of our Miner fleet and other plant and equipment, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect the demand for Bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry.

Accordingly, to maintain our chances of earning new bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin global network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for bitcoin increases. Therefore, if the price of bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate, and we may fall behind our competitors. If this happens, our chances of earning new bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

As our digital assets reach the end of useful life (such as our miner fleet) we will need to plan for their replacement. Replacing our mining fleet will require significant capital which the Company does not currently have. If we are unable to raise sufficient capital and replace or renew our mining fleet, we may not be able to mine for Bitcoin on a commercial basis. This may force us to consider other business options, such as to expand our co-location business, however, even if successful, these alternative business options may not generate the same level of profit or income as self-mining.

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

Changes in climate and its effect on the environment such as changes in heat, humidity, snow, rainfall, weather patterns, water supplies and shortages, sea level and changing temperatures could have an adverse effect on our operations and financial performance. The potential physical effects of climate change on our operations, if any, are highly uncertain.

Extreme weather events may:

●	cause damage to one or more of our modular data centers (that house our Miners) and therefore reduce our ability to maximize the performance of or operate the Miners;

●	affect the delivery times of equipment ordered from our manufacturers and therefore impact our financial forecasts which were scheduled for a certain period of time; or

●	cause power disruptions or cuts to our Miners, reducing operating times and the performance of the Miners.

Any legislative changes regarding climate change or energy usage could add significant burden and costs to our business, including costs related to making our energy consumption more efficient and lower impact on the environment, environmental monitoring and reporting, taxes and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding cryptocurrency and the apparent effects on the environment.

We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations. Obtaining and complying with required government permits and approvals may be time-consuming and costly.

We are required to obtain, and to comply with, numerous permits and licenses from federal, state and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex, requiring up to months or years for approval depending on the nature of the permit or license and such process could be further complicated or extended in the event regulations change. In addition, obtaining such permit or license can sometimes result in the establishment of conditions that create a significant ongoing impact to the nature or costs of operations or even make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our delivery of electricity to our customers and may subject us to penalties and other sanctions. Although various regulators routinely renew existing permits and licenses, renewal of our existing permits or licenses could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure, failure to comply with environmental, health and safety laws and regulations or permit conditions, local community, political or other opposition and executive, legislative or regulatory action. Our inability to procure and comply with the permits and licenses required for these operations, or the cost to us of such procurement or compliance, could have a material adverse effect on us. In addition, new environmental legislation or regulations, if enacted, or changed interpretations of existing laws, may cause activities at our facilities to need to be changed to avoid violating applicable laws and regulations or eliciting claims that historical activities at our facilities violated applicable laws and regulations. In addition to the possible imposition of fines in the case of any such violations, we may be required to undertake significant capital investments and obtain additional operating permits or licenses, which could have a material adverse effect on us.

Banks and financial institutions may cease to provide financial services to persons involved in cryptocurrency transactions.

Banks and other financial institutions can and have made legal and risk-based decisions to not accept customers such as digital assets investors or businesses that engage in Bitcoin-related activities or that accept Bitcoin as payment. This may be because it would be illegal for them to do so, or in situations where the legal position is unsure, but subject to material risk. If we, or our major business partners (e.g. exchanges, mining pools, or miner suppliers) are unable to obtain banking services, this will cause material business disruption and loss and damage to our business. If it occurs to a significant number of Bitcoin users, investors and traders, this may lead to a loss of confidence in Bitcoin and its value, leading to a fall in the Bitcoin price.

Risks Relating to Cryptocurrency Mining, Bitcoin Price and Technology

Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect us.

For example, with respect to Bitcoin networks, a small group of individuals contribute to the Bitcoin Core project on GitHub.com. These individuals can propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners.

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

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power, or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could materially adversely affect our business, financial condition, results of operations and prospects.

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

A Bitcoin halving occurs when block rewards, or the number of Bitcoins entering circulation whenever a block is produced (approximately every 10 minutes), is reduced by half. This occurs on a schedule built into Bitcoin’s programming and happens every 210,000 blocks with the purpose being to issue the total supply of Bitcoin into the market less frequently over time. This supply effect increases Bitcoin’s scarcity, which has, historically, increased its price. When Bitcoin first started, 50 Bitcoins were rewarded to miners per block produced. The reward has decreased over the years and, the current block reward is 6.25 Bitcoins per block. Halving events will continue until the block reward reaches zero. The process will end with a predetermined total of 21 million Bitcoins being issued, estimated to be around the year 2140. At each prior halving event, the short-term subsequent effect on the Bitcoin price has been an increase in price, however this trend may not continue in the future, in which case, our business, financial condition, results of operations and prospects may be materially adversely affected.

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

The increasing network difficulty, plays a crucial role in determining the profitability of Bitcoin mining.

Essentially, network difficulty refers to the degree of effort required to solve the mathematical problems that validate transactions on the Bitcoin network. For cryptocurrencies that use a Proof-of-Work (PoW) validation system such as Bitcoin, creating new cryptocurrencies involves “miners” using their computers to solve complex mathematical puzzles. In the case of Bitcoin, miners’ computers, also called nodes, collect and bundle individual transactions into blocks every ten minutes, which is the fixed “block time” of Bitcoin. The computers then compete to solve a complex cryptographic puzzle to be the first to validate the new block for the blockchain. As a cryptocurrency like Bitcoin becomes more popular, the number of computers participating in this peer-to-peer validation network increases. With more participants and more computing power, the so-called “hashpower” of the entire network increases accordingly.

The higher the network difficulty, the more challenging it is to mine new Bitcoins. As a result, mining profitability is directly impacted by changes in difficulty levels. There are several other factors that can influence network difficulty, such as:

1. Network difficulty adjustments: The Bitcoin network adjusts difficulty every 2016 blocks or approximately every two weeks. The adjustment is based on the total network hash rate, which is the measure of computing power being used to mine on the network. If the hashing power on the network increases, the difficulty level also increases to maintain a consistent rate of new blocks being added to the blockchain. Conversely, if the hashing power decreases, the difficulty level decreases as well. This means that the profitability of mining can be impacted by changes in the number of miners on the network.

2. Block time: As mentioned earlier, the target block time for Bitcoin is 10 minutes. If blocks are being generated too quickly, the difficulty level will increase to slow down the rate of block creation. Conversely, if blocks are being generated too slowly, the difficulty level will decrease to speed up the rate of block creation.

3. Hardware efficiency: The efficiency of mining hardware can have a significant impact on mining difficulty. More efficient hardware can mine more hashes per second, which increases the hash rate and can cause the difficulty level to rise.

4. Electricity costs: Mining requires a lot of electricity, and the cost of electricity can have a significant impact on mining difficulty. If electricity costs are high, miners may need to shut down their operations or switch to more efficient hardware to remain profitable.

5. Market conditions: The price of Bitcoin can have a significant impact on mining difficulty. If the price of Bitcoin increases, more miners may join the network, causing the hash rate to increase and the difficulty level to rise. Conversely, if the price of Bitcoin decreases, some miners may exit the network, causing the hash rate to drop and the difficulty level to decrease.

6. The Halving: Bitcoin undergoes a halving event roughly every four years, where the reward for mining a new block is cut in half. This means that miners need to mine twice as many blocks to earn the same amount of bitcoin. This can lead to a drop in hash rate, as some miners may find it less profitable to continue mining.

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

Digital asset technology is evolving, and new digital assets can be created. New digital assets competing with Bitcoin may increase in popularity and in turn cause a decline in the value of Bitcoin, which may in turn lead to a decline in the Bitcoin network and our ability to generate revenue from our current mining activities. This may include the development of so-called central bank digital currencies (CBCDs). Many governments around the world, and central banks are reportedly considering or studying the potential for CBCDs, including the United States Federal Reserve.

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

Digital assets and cryptocurrencies have been subject to ongoing scrutiny by regulators and government. It is possible that regulation in the digital asset industry will increase. We cannot be certain of future regulatory developments or interpretations, and it is difficult to list or describe all the risks that Mawson may be subject to in this space. In addition, regulatory actions, as well as any other political developments in the regions with active cryptocurrency trading or mining, may increase our domestic competition as some of those cryptocurrency miners or new entrants in this market may move their cryptocurrency mining operations or establishing new operations in the United States. Furthermore, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption has increased over the past few years as cryptocurrency mining has become more widespread. The consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for bitcoin mining activities or create a negative consumer sentiment and perception of bitcoin. State and federal regulators are increasingly focused on the energy and environmental impact of bitcoin mining activities. Additionally, if the regulatory and economic environment in Pennsylvania and Ohio were to become less favorable to bitcoin mining and hosting companies, including by way of increased taxes, means our business, financial condition and results of operations could be adversely affected.

Bitcoin and Bitcoin mining are presently legal in the U.S.; however, they may become illegal in the future, or subject to regulation (such as caps, taxes or licensing regimes).

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that our management maintain a system of internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It also requires that our management annually evaluate whether our internal control over financial reporting is effective at providing reasonable assurance and to disclose its assessment to investors. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in our internal control over financial reporting as described in Item 9A. “Controls and Procedures”. As a result of the material weaknesses in our internal control over financial reporting, the Company’s management has concluded that, as December 31, 2023, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Governments have and may take regulatory actions to restrict the right to acquire, own, hold, sell, exchange or use Bitcoin or other cryptocurrencies. For example, it may be, or may become, illegal to accept payment in Bitcoin for consumer transactions and banking institutions could be barred from accepting deposits of cryptocurrencies. Such restrictions would have a negative effect on the value and price of Bitcoin. On the other hand, some governments could decide to subsidize or support certain Bitcoin mining projects, thus adding hash rate to the overall network, and having a material adverse effect on the amount of Bitcoin we may be able to mine, the value of Bitcoin and, consequently, our business, prospects, financial condition and operating results.

Additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from our practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. We are subject to various federal, state, and local laws and regulations, including those relating to the generation of power, noise, storage, handling, and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Electricity costs could also be affected due to existing or new regulations on greenhouse gas emissions, whether such regulations apply to all consumers of electricity or just to specified uses, such as Bitcoin mining. These regulations may be federal, state or local. There has been interest in the U.S. federal government and in some state governments in addressing climate change, including through regulation of Bitcoin mining. Past policy proposals to address climate change include measures ranging from taxes on carbon use or generation to energy consumption disclosure regimes to federally imposed limits on greenhouse gas emissions or energy use restrictions specific to Bitcoin mining. It is unclear how any such future legislation and regulation will affect our Pennsylvania and Ohio facilities. The course of future legislation and regulation in the United States remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time. Given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that they could have a material adverse effect on our business, prospects or operations.

Legislative, regulatory, and litigation threats regarding climate change and energy conservation.

Changing environmental regulation and public energy policy may expose our business to new risks. Our Bitcoin co-location services and mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, our operations can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis. For instance, our plans and strategic initiatives for our Pennsylvania and Ohio facilities are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal and state regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the cryptocurrency mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Moreover, we currently participate in energy demand response programs to curtail operations, return capacity to the electrical grid, and receive funds to offset foregone operational revenue when necessary, such as in extreme weather events. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States and the states of Pennsylvania and Ohio. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Changes to laws regarding the operation of Bitcoin mining and Bitcoin and cryptocurrency exchanges by third parties may make the business model unsustainable and may lead to an inability to exchange mined Bitcoin for fiat currency efficiently, or may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.

It is possible that state or federal regulators may seek to impose harsh restrictions or total bans on cryptocurrency mining which may make it impossible for us to do business without relocating our co-location and self-mining operations, which could be very costly and time consuming. Further, although Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators could undertake new or intensify regulatory actions that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other cryptocurrencies we or our co-location customers mine, or otherwise acquire or hold, and thus harm investors. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies, which could have material adverse effects on our business and our industry more broadly.

We may be subject to material litigation (including with our lenders and counter-parties counterparties), investigations, or enforcement actions by regulators and governmental authorities that are expensive to support, and if resolved adversely, could harm our business, revenue, and financial results.

We have been the subject to certain claims, legal proceedings (See Item 3. Legal Proceedings section) and may be subject in the future to claims, legal proceedings, government investigations or enforcement actions, including in the ordinary course of business. Agreements entered into by Mawson sometimes include indemnification provisions which can subject Mawson to costs and damages in the event of a claim against an indemnified third party. Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to operations and distracting to management. If Mawson is unable to successfully defend itself against such claims, then it may become liable to make substantial payments to satisfy judgments, fines or penalties, or alter, delay, limit or cease some or all its business practices. Mawson may suffer damage to our brand and reputation.

Because there has been limited precedent set for financial accounting for bitcoin and other cryptocurrency assets, the determinations that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting for bitcoin and other cryptocurrency assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition, and results of operation.

Risks Relating to the Ownership of Our Common Stock and Other Common Risks

The trading price of our Common Stock is likely to continue to be volatile.

The trading price of our Common Stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our Common Stock has experienced fluctuations due to market dynamics, and the Bitcoin downturn. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our Common Stock may be traded by short sellers, which may put pressure on the supply and demand for our Common Stock, further influencing volatility in its market price. Public perception of our company or management and other factors outside of our control may additionally impact Mawson’s stock price.

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

We may provide from time-to-time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new exahash. Our guidance is based on certain assumptions, and may vary from actual results, if our assumptions are not met or are impacted as a result of various risks and uncertainties, the market value of our Common Stock could decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. Accordingly, we address these risks by implementing and maintaining processes, and technologies designed to prevent, detect, and mitigate incidents that could pose cybersecurity risk. We are equally subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; interruption of business activities and activities of our customers, violation of privacy laws and other litigation and legal risk; and reputational risk. In adopting our risk assessment and management program, we are committed to safeguarding our systems and data.

We have implemented a risk-based approach, guided by Federal Information Processing Standards Publication 199, to identify, classify, and appropriately assess the range of cybersecurity threats that could affect our business and information systems. We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary, and other types of information. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Additionally, we monitor emerging laws, industry standards, and regulations related to information security and data protection. Although we have not experienced any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition to date, and though we are actively monitoring our networks and access points by implementing security updates regularly, we cannot provide any assurance that there will not be incidents or threats in the future that may materially affect us, including our business strategy, results of operations, or financial condition.

Pursuant to our risk management policy, responsibility for the implementation of our risk management policy resides with the Chief Financial Officer. The Audit Committee receives an update on the Company’s risk management process, risk trends and any incidents at least annually from the management team. In the event of any incident, the Company expects to notify the Audit Committee immediately, or as soon as possible.

Our cybersecurity policies, standards, processes, and practices are regularly assessed. These assessments incorporate various activities including information security assessments and independent reviews of our information security control environment and operating effectiveness. We utilize managed detection and response systems, endpoint protection, content filtering aimed at blocking malware and software to eliminate phishing, ransomware, and fraud. We also utilize multi-factor authentication on all sensitive applications and information entry-points, review access to data regularly, and have failover-protected business disaster recovery and backup storage systems. The Company conducts cybersecurity training and testing programs regularly.

ITEM 2. PROPERTIES.

Our principal place of business is located at 950 Railroad Avenue, Midland, Pennsylvania 15059. We have the following leases:

The Company leases 6-acres of land in Midland, Pennsylvania, which began in October 2021 for thirty-six months with the option to exercise four additional three-year extensions.

Effective May 24, 2023, Mawson Bellefonte LLC entered into a lease agreement for a 9,918 square foot developed mining facility in Bellefonte, Pennsylvania. The term of the lease is for two years and seven months, with an option to extend for five years.

On March 16, 2022, Luna Squares Property LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc. The term of the lease was for 5 years, with 2 options to extend for 5 years each. On February 2, 2024 the Sharon lease was terminated and as of March 2024 the Company has moved completely out of the facility.

Effective May 1, 2023, Mawson Ohio LLC took an assignment of a lease agreement for approximately 64,600 square feet for an undeveloped site in Corning, Ohio. The term of the lease is for four years, with an option to extend for five years.

We do not own or lease any other land or buildings. We believe that our existing facilities are suitable and adequate to meet our current business requirements. However, Mawson is growing and, should we require additional or alternative facilities, we believe that such facilities can be obtained in reasonable time frames at commercial rates.

ITEM 3. LEGAL PROCEEDINGS.

We have been made a defendant to certain legal proceedings which may have or have had in the recent past significant effects on our financial position or profitability. On July 13, 2022, Celsius Mining LLC and Celsius Network LLC and other related entities (collectively, “Celsius”), filed for bankruptcy relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Court”), Case No. 22-10964. In that matter, on November 23, 2023, Celsius Mining LLC filed an adversary proceeding against Mawson, its subsidiaries Luna Squares LLC and Cosmos Infrastructure LLC, asserting various claims related to the alleged breach of a Co-Location Agreement and Secured Promissory Note. Adv. Case No. 23-01202, claiming it is owed approximately $8 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denies that Celsius Mining LLC is entitled to the relief it seeks in the adversary proceeding and is actively defending the matter. Mawson sought to have the matter removed from the adversary proceeding to arbitration based on the arbitration clause contained in one of the transaction’s agreements. Celsius opposed the removal and the matter was heard before the Court. On February 27, 2024, the Court ruled in part that the claims regarding the co-location agreement could be arbitrated, but the claims for the promissory note would stay before the Court. The Court appointed a litigation administrator to handle the claims arising out of the promissory note. Mawson is appealing this decision. Many of the related claims and disputes between Celsius and Mawson have been disclosed in more detail in Mawson’s previous filings with the SEC.

On October 16, 2023, Mr. Ariel Sivikofsky, who was previously engaged to provide CFO-related services to the Company, filed a claim against an Australian subsidiary Mawson Infrastructure Group Pty Ltd (MIG), and against Michael Hughes, Director of the Company, and Tom Hughes, General Counsel of the Company, in the Australian Federal Circuit and Family Court of Australia in relation to certain employment related claims. The applicant’s total claim is for up to AUD$216,980. MIG and the individual defendants dispute the claims, and denies Mr. Sivikofsky was an employee. On November 1, 2023, the proceedings against MIG were stayed pursuant to section 440D of the Corporations Act 2001 (Cth) (Corporations Act) on the grounds that MIG had been placed into voluntary administration. The proceedings against Michael Hughes and Tom Hughes have been settled.

On December 22, 2023, Mawson Infrastructure Group Inc. and Luna Squares LLC made formal demand on CleanSpark Inc. and CSRE Properties Sandersville, LLC for $2,000,000 for breach of contract for failing to pay for an energy earnout provision contained in the Purchase and Sale Agreement dated September 8, 2022, between the parties. Subsequently, on January 12, 2024, Mawson and Luna filed notice of its claim for formal arbitration before the American Arbitration Association. The arbitration is proceeding.

On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW, Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek US$166,218.60 as unpaid interest under a convertible note after the Company paid in full the principal of $500,000, and AUD$298,926.30 under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by its Australian subsidiary, Mawson Infrastructure Group Pty Ltd. The company denies that the claimant is entitled to the relief it seeks and will actively defend its interests in the matter in due course. As noted previously in an 8-K filed on March 29, 2024, The Company, pursuant to Australian law, on March 28, 2024, sent a preliminary discovery notice to W Capital to obtain documents and to investigate if W Capital is a related party to Mr. James Manning, the Company’s former director and executive, and to investigate and ascertain if transactions between W Capital Advisors Pty Ltd and the Company were related party transactions.

The Company and some of its subsidiaries are currently in disputes, as outlined below. These disputes may lead to litigation.

On January 8, 2024, a commercial demand was made Flynt ICS Pty Ltd to a Mawson Australian subsidiary, MIG No. 1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process, as disclosed in note 15 subsequent events), for $129,930, for sums due under a service agreement.

On February 1, 2024, a former independent contractor, Noam Danenberg, through his professional company, N. Danenberg Holding (2000) Ltd, apparently filed a civil suit in Tel Aviv Israel against Mawson Infrastructure Group, Inc. for $90,000 in wages and other benefits. Mawson has never been formally served nor has it submitted to jurisdiction in Israel.

On October 30, 2023, the directors of the Australian subsidiary, Mawson Infrastructure Group Pty Ltd (“Mawson AU”) appointed voluntary administrators to Mawson AU. Voluntary administration is a process under Australian corporate law where an external administrator is appointed to take control of the relevant entity, investigate and report to creditors about the relevant entity’s business, property, affairs and financial circumstances, and report on the options available to creditors. It is not a court process. On November 3, 2023, W Capital Advisors appointed receivers and managers under the terms of their security relating to their working capital facility. Neither of these processes are governed by the courts.

On January 3, 2024, W Capital put Mawson on notice of its intent to collect what it asserts are past due amounts for the following claims as of December 31, 2023: (a) principal and interest payable on the Loan Amount advanced to Mawson under a variation deed, amounting to $1.30 million (AU $1.90 million); (b) the principal amount advanced under the Convertible Note, amounting to $0.50 million; and (c) interest payable on the principal amount advanced under a convertible note, amounting to $0.07 million. W Capital is also demanding issuance of the 1,500,000 registered shares by MIGI. The Company actively denies these claims but has agreed and did pay to W Capital $0.50 million on March 6, 2024, reserving its rights as they pertain to W Capital’s claims for the additional AU$1.30 million and 1,500,000 in registered stock.

Other than as described above, we are currently not, and have not been in the recent past, a party to any litigation which may have or have had in the recent past significant effects on our financial position or profitability. However, we have been in the past, and from time to time in the future, may be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments from time to time which could lead to legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock, par value $0.001, trades on The Nasdaq Stock Market LLC under the symbol “MIGI”.

Holders

As of March 26, 2024, there were approximately 118 stockholders on record of our common stock. The actual number of beneficial owners of our stock is greater than this number of record holders because there are beneficial owners whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (“Board”) and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Our ability to pay cash dividends is subject to limitations imposed by state law.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2023, there were no other unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the years ended December 31, 2023 and 2022, should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollar unless otherwise stated.

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023 Mawson executed at a ratio of 1-6 reverse stock split of its outstanding Common Stock and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023.

Business overview

Mawson Infrastructure Group Inc. (the “Company” or “Mawson” or “we”) is a digital infrastructure company headquartered in the United States.

The Company has 3 primary businesses – digital currency mining, co-location and related services, and energy markets.

The Company develops and operates digital infrastructure for digital currency, such as bitcoin, mining activities on the Bitcoin blockchain network. The Company also provides digital infrastructure services for its co-location services customers that use computational machines to mine bitcoin through our data centers and the Company charges for the use of its digital infrastructure and related services. The Company also has an energy markets program through which it can receive net energy benefits in exchange for curtailing the power we utilize from the grid in response to instances of high electricity demand. As of the date of this Annual Report, we operate two data center facilities in Pennsylvania, USA.

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

We strive to operate and invest in markets and communities that offer low or zero-carbon renewable energy sources and participate in energy management activities. We also invest in the communities in which we operate to support our broader ecosystem.

Bitcoin mining and co-location power capacity

Towards the close of 2023, Mawson’s two Pennsylvania sites, Midland and Bellefonte had approximately 109 MW of total power capacity capable of supporting 35,650 miners for either self-mining or co-location services. The Midland facility had approximately 100 MW of total power and the capacity to support a total of approximately 32,930 miners for self-mining and/or co-location services. As of December 31, 2023, the Bellefonte facility was operating at approximately 8.8 MW of capacity and continues to be used entirely for self-mining purposes.

Recent Developments.

On October 4, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810-2(c)(3)(A), the Company had a period of 180 calendar days, or until April 1, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s Common Stock had meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. On December 19, 2023, the Company received formal written notice from Nasdaq indicating that the Company had regained compliance with the Bid Price Rule.

On October 12, 2023, the Company entered into a new Service Framework Agreement with a wholly owned subsidiary of Consensus Technology Group, Consensus Colocation PA LLC, for co-location services for approximately 15,876 Bitmain Antminer S19 XP miners or approximately 50 MW at Mawson’s Midland, Pennsylvania facilities (the “Service Framework Agreement”). The Service Framework Agreement has the Company providing co-location services to the customer for 12 months and the parties can extend further upon mutual agreement.

On December 26, 2023, the Company entered into an additional Addendum to the Employment Agreement between the Company and Rahul Mewawalla, the Company’s Chief Executive Officer and President, dated May 22, 2023 (the “Addendum B”). The Addendum B is intended to reflect that the Company did not make certain equity grants and compensation per the terms and timelines it was obligated to Mr. Mewawalla and provides benefits to Mr. Mewawalla to compensate Mr. Mewawalla . The Addendum B provides for Mr. Mewawalla receiving fully vested restricted stock unit awards and compensation in calendar year 2024, but no later than October 31, 2024, as per the Addendum B. The Addendum B also updates certain provisions of the Employment Agreement as per the Addendum B.

On February 2, 2024, the Company’s lease for property in Sharon, Pennsylvania was terminated, and as of March 2024 the Company has moved completely out of the facility, which was a non-operating site.

Mr. James Manning, who stepped down as Chief Executive Officer of the Company effective May 22, 2023, had agreed with Mawson AU that he would be issued 1.35 million RSUs and his other RSU agreements and entitlements would be cancelled, as set forth in the Company’s Current Report on Form 8-K filed May 25, 2023. The Company’s Audit Committee of the Board commenced an investigation in the third quarter of 2023 into potential related party transactions involving former Board member and CEO, Mr. James Manning, including but not limited to Mr. Manning’s failure to appropriately disclose certain related party transactions, late or incomplete disclosure of certain transactions, and a failure to confirm to the Company’s satisfaction that the disclosures made about related party transactions were complete. Following the investigation, the Audit Committee reported its initial findings to the Board on February 15, 2024. Based on the information obtained to date and Mr. Manning’s repeated refusal to either provide a full and complete disclosure of his related party transactions (or confirm the accuracy of prior related party disclosures provided to the Company) the Audit Committee determined that there is a prima facie basis to conclude that Mr. Manning did not fully and properly disclose his related party transactions to the Company. Based on this determination, the Board resolved on February 19, 2024, that certain RSUs and other equity grants provided for in Mr. Manning’s May 2023 Separation Agreement should not be issued by the Company.

Results of Operations

Revenues

Digital currency revenues from self-mining of bitcoin for the year ended December 31, 2023 and 2022, were $21.59 million and $43.11 million respectively. This represented a decrease of $21.52 million or 50% over the prior year period. The decrease in self-mining revenue for 2023 was primarily attributable to a decrease in the total bitcoin produced given amongst other reasons, the change in the Company’s portfolio of operating facilities. During 2023, the Company had operations across its two Pennsylvania facilities, whereas 2022 included the operations of the Georgia facility, which was sold by the Company in October 2022. The sale of the Georgia facility included the sale of 6,468 miners. Due to the change in portfolio of operating facilities, consequently less miners were deployed during 2023. Bitcoin produced in 2023 totaled 741.33 compared with 1,342.59 in the 2022 period, a decrease of 45% of bitcoin produced over the respective period. The average price of bitcoin during both the year ended December 31, 2023, and 2022 remained relatively consistent. During the year ended December 31, 2023, the average price of bitcoin was $28,893 whereas the average price of bitcoin during year ended December 31, 2022 was $28,205.

Co-location services revenue for the years ended December 31, 2023 and 2022, were $16.36 million and $13.34 million, respectively. This 23% year over year increase was due to an increase in the number of miners we co-located during 2023. The Company announced the Service Framework Agreement on October 19, 2023, providing co-location services to a subsidiary of Consensus Technology Group LLC for 50 MW. The Company also announced on December 19, 2023, it had signed another new customer co-location agreement with Krypton Technologies LLC for 6 MW, both these agreements replace the Customer Equipment Co-Location Agreement the Company’s subsidiary, Luna Squares LLC, had with Celsius Mining LLC, which expired on August 23, 2023.

Net energy benefits for the years ended December 31, 2023 and 2022, were $5.35 million and $13.70 million, respectively. This represented a decrease of $8.35 million or a 61% decrease. This decrease is due to the Company participating less in the energy programs in 2023 because of lower power prices than in 2022.

Sales of digital mining equipment for the years ended December 31, 2023 and 2022, were $0.26 million and $14.24 million, respectively.

Operating costs and expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock based compensation; change in fair value of derivative asset; and depreciation and amortization.

Cost of revenues

Our cost of revenue consists primarily of direct power costs related to digital currency mining and co-location services and cost of mining equipment sold.

Cost of revenue for the years ended December 31, 2023 and 2022, were $28.56 million and $47.7 million, respectively. The decrease in cost of revenue was primarily attributable to a decrease in power costs related to energy used to operate our self-mining equipment and co-location services. This decrease is attributable to the change in the Company’s portfolio of operating facilities in 2023, where the Company had operations across its two Pennsylvania facilities, whereas the prior period included the operations of the Georgia facility including 6,468 miners, which was sold by the Company in October 2022.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: employee compensation, audit; legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization and general expenses.

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022, were $19.18 million and $25.85 million, respectively. Total selling, general and administrative expenses were lower by $6.67 million in 2023. Some of the main factors contributing to the decrease in the expenses were lower payroll costs that decreased by $0.51 million; consultant fees that decreased by $0.73 million; marketing costs that decreased by $1.05 million; while contract labor costs decreased by $1.34 million; and equipment repairs decreased by $2.30 million, as a result of the cost reduction actions that the Company had undertaken during 2023.

Stock based compensation

Stock based compensation expenses for the years ended December 31, 2023 and 2022, were $10.83 million and $3.01 million, respectively. In the year ended December 31, 2023, stock based compensation was largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $1.84 million, shares issued to W Capital Advisors Pty Ltd amounting to $0.31 million for consultancy and advisory work and $9.60 million in relation to the Company’s employees’ long-term incentive plans. Whereas in December 31, 2022, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $1.67 million and $1.26 million in relation to long-term incentives for the Company’s leadership team.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital currency mining hardware and MDC equipment.

Depreciation and amortization for the years ended December 31, 2023 and 2022, were $38.08 million and $63.20 million, respectively. The decrease is primarily attributable to the Company owning less miners in 2023 following the sale of its Georgia facilities in October 2022. There was also a revised estimate of the useful life of miners effective on December 1, 2022, to better reflect the pattern of consumption, and the method of depreciation was changed from reducing balance to the straight line method from that date.

Change in fair value of derivative asset

During the years ended December 31, 2023 and 2022, there was a loss on the fair value of the derivative asset by $7.24 million and a gain of $11.30 million, respectively, in relation to our power supply arrangements. The loss on the derivative asset in the current year is due to the fall in the price of energy costs combined with less time remaining on the power supply agreement.

Non-operating expense

Non-operating expenses consist primarily of interest expense, losses on foreign currency transactions, impairment of financial assets, share of losses of equity accounted investments and other expenses.

Interest expense for years ended December 31, 2023 and 2022, were $3.05 million and $6.06 million, respectively. This was a decrease of $3.01 million, which was attributable to the paydown of debt during 2023.

During the year ended December 31, 2023 the Company recognized an impairment of $1.84 million for the equity accounted investment in Tasmania Data Infrastructure Pty Ltd (“TDI”). The impairment was recognized on the basis of TDI’s updates and its change in strategic direction, including changing from being a bitcoin miner to mine copper and gold and therefore the value of the company was deemed much lower than our investment value. During the year ended December 31, 2022, the Company recognized an impairment of $3.38 million of which $2.06 million related to the equity accounted investment TDI, $1.13 million related to the equity accounted investment Cosmos Asset Management Pty Ltd and $0.19 million was in relation to the deconsolidation of the Wize Entities.

During the years ended December 31, 2023 and 2022, the realized and unrealized loss on foreign currency transactions was $1.74 million and $6.67 million, respectively. This movement was due to the movement in foreign exchange rates.

Non-operating income

Non-operating income consists primarily of profit on sale of site assets, gain on sales of marketable securities, gain on deconsolidation and other income.

The profit on sale of site for the years ended December 31, 2023 and 2022, were $3.35 million and $8.28 million, respectively. The 2023 amounts related to the sale of the Luna Squares Texas LLC along with 59 transformers. Whereas the 2022 amount relates to the sale of our Georgia bitcoin mining site which was sold to CleanSpark Inc. on October 7, 2022.

The gain on sales of marketable securities for the years ended December 31, 2023 and 2022, were $1.44 million and $0, respectively. The gain during the year ended December 31, 2023 was in relation to the sale of CleanSpark, Inc shares.

During the year ended December 31, 2023, the Company recognized a deconsolidation gain of $9.47 million. This gain was as a result of Mawson Infrastructure Group Pty Ltd going into voluntary administration and accordingly the subsidiary was deconsolidated. The deconsolidation gain recorded was as a result of removing the net assets and certain liabilities of this subsidiary from the consolidated financial statements. See Note 3 Subsidiary Deconsolidation for further discussion.

Net loss available to Common Shareholders

As a result of the foregoing, the Company recognized a net loss for the years ended December 31, 2023 and 2022, of $60.42 million and $52.76 million, respectively.

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

The Company is providing supplemental financial measures for (i) non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, or (“adjusted EBITDA”) that excludes the impact of interest, income tax, depreciation, amortization, stock based compensation expense, change in fair value of derivative asset, impairment of financial assets, unrealized gains/losses, share of net loss of equity method investments, gain on deconsolidation and certain non-recurring expenses. We believe that adjusted EBITDA is useful to investors in comparing our performance across reporting periods on a consistent basis where one-time, or non-recurring gains or losses or expenses unrelated to operating activities would otherwise mask the Company’s operating performance.

	For the Years Ended December 31,
	2023	2022
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	$(58,545,093)	$(54,035,559)
Impairment of financial assets	1,837,063	3,375,230
Share of net loss of equity method investments	36,356	1,254,025
Depreciation and amortization	38,080,506	63,200,178
Stock based compensation	10,834,838	3,012,480
Losses on foreign currency transactions	1,738,845	6,673,124
Other non-operating income	(517,918)	(2,401,555)
Other non-operating expenses	3,445,461	7,624,435
Change in fair value of derivative asset	7,241,883	(11,299,971)
Fair value loss on investments	-	1,694,388
Income tax	5,948,619	-
Gain on deconsolidation	(9,472,976)	-
EBITDA (non-GAAP)	$627,584	$19,096,775

	For the Quarters Ended December 31,
	2023	2022
Revenue	$14,020,930	$16,852,208
Cost of revenues (excluding depreciation)	(9,136,465)	(6,759,938)
Gross Profit	4,884,465	10,092,270
Reconciliation of non-GAAP adjusted EBITDA:
Net Profit/(loss):	(10,179,181)	(18,808,069)
Impairment of financial assets	-	2,240,682
Share of net loss of associates accounted for using the equity method	-	1,254,025
Depreciation and amortization	9,454,968	17,138,505
Stock based compensation	5,358,903	887,806
Unrealized and realized (gain)/losses	322,909	310,530
Other non-operating income	(272,223)	(469,603)
Other non-operating expenses	1,156,224	3,263,618
Fair value loss on investments	-	1,694,388
Change in fair value of derivative asset	595,520	10,083,933
Income tax	3,644,165	-
Gain on deconsolidation	(9,472,976)	-
EBITDA (non-GAAP)	$608,309	$17,595,815

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the year ended December 31, 2023, we financed our operations primarily through:

1.	Net cash used in operating activities of $2.55 million;

2.	On September 2, 2022, Mawson AU entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD $3.00 million (USD $1.9 million). This was amended on September 29, 2022, and the loan facility was increased to AUD$8.00 million (USD $5.2 million). During the year ended December 31, 2023 the Company received AUD $3 million (USD $1.99 million) from this loan facility. As of December 31, 2023, AUD $1.68 million (USD $1.15 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023, and remains outstanding. W Capital Advisors Pty Ltd and Mawson AU each reserved their rights. On October 30, 2023, the directors of this Australian subsidiary Mawson AU appointed voluntary administrators to Mawson AU. On November 3, 2023, W Capital Advisors appointed receivers and managers under the terms of their security relating to their working capital facility. All of Mawson AU’s debts, other than the Secured Loan Facility will be managed as part of the voluntary administration. Refer to note 3 subsidiary deconsolidation for further information.

3.

On May 27, 2022, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), and filed a prospectus supplement, to sell shares of our Common Stock through an “at the market offering” program as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which reduced the number of shares of common stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9 million from time to time. During the year ended December 31, 2023, 415,271 shares were issued as part of the ATM Agreement for cash proceeds of $1.19 million, net of issuance costs. All of these shares were sold prior to May 3, 2023, when, in connection with the sale of its stock to institutional investors, the Company entered a contractual restriction from issuing any stock under its ATM Agreement until November 7, 2023. Sales of shares of Common Stock pursuant to the ATM Agreement are currently dormant, have been dormant since May 3, 2023, and are not expected to be re-started until at least August of 2024, when the Company expects to regain eligibility to use Form S-3 registration statements. After the Company regains eligibility to use Form S-3 registration statements, the Company still expects to be limited by General Instruction I.B.6 of Form S-3, which is referred to as the “baby shelf” rules.

4.	On May 3, 2023, the Company entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock (or pre-funded warrants in lieu thereof) at a purchase price of $2.40 per share of common stock in a registered direct offering. In addition, in a concurrent private placement, the Company issued to the institutional investors unregistered warrants to purchase up to 2,604,170 shares of its common stock with an exercise price of $3.23 per share, which are exercisable nine months following issuance for a period of five and one-half years following issuance. The shares of common stock and pre-funded warrants described above were offered and sold by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-264062). The warrants to purchase common stock described above were offered and sold by the Company pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. This offering closed on May 8, 2023. The net amount raised was $4.60 million.

During the year ended December 31, 2023, we repaid $12.46 million of principal payments against the historical facilities provided by Celsius, Marshall and W Capital Advisors Pty Ltd.

We believe our working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, further issuances of shares, and other potential sources of capital, monetization or funds. These are expected to be adequate to fund our operations over the next twelve months. For our business to grow it is expected, we may continue investing in mining equipment and infrastructure and will require additional working capital in the short-term and long-term. As of December 31, 2023, we had an aggregate of $19.35 million of debt of which $16.87 million is overdue for repayment and the remaining is all required to be repaid within two months of December 31, 2023 unless we refinance or renegotiate the terms. In addition, the Celsius deposit of $15.33 million is the subject of an ongoing legal dispute.

Working Capital and Cash Flows

As of December 31, 2023 and 2022, we had a cash and cash equivalent balance of $4.48 million and $0.95 million, respectively. The Company expects to continue to focus on improving its cash flows through a number of various activities that should better position our future cash position.

As of December 31, 2023 and 2022, the trade receivables balance was $12.11 million and $10.46 million, respectively.

As of December 31, 2023, we had $19.35 million of outstanding short-term borrowings, and as of December 31, 2022, we had $23.61 million of short-term borrowings. The short-term borrowings as of December 31, 2023, relate to Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd (these loans are currently in default, refer to Material Cash Requirements section below for more information). As of December 31, 2023 and 2022, we had $0 and $4.51 million, respectively, of outstanding long-term borrowings.

As of December 31, 2023 and 2022, we had negative working capital of $33.18 million and $15.17 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the years ending December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

Net cash (used in) provided by operating activities	$(2,545,664)	$14,256,294
Net cash provided by (used in) investing activities	$10,741,617	$(32,540,422)
Net cash (used in) provided by financing activities	$(4,647,279)	$13,986,496

For the year ended December 31, 2023, net cash used by operating activities was $2.55 million and for the year ended December 31, 2022, net cash provided in operating activities was $14.26 million. The decrease in net cash provided by operating activities was primarily attributable to timing differences in trade and other receivables and trade and other payables.

For the year ended December 31, 2023, net cash provided by investing activities was $10.74 million and for the year ended December 31, 2022, net cash used in investing activities was $32.54 million. The net cash provided by investing activities during the year ended December 31, 2023, was primarily attributable to the proceeds from sale the subsidiary Luna Squares Texas LLC and the 59 transformers, as well as the proceeds from the sale of shares in CleanSpark, Inc.

For the year ended December 31, 2023, net cash used in financing activities was $4.65 million and for the year ended December 31, 2022, net cash provided by financing activities was $13.99 million. The cash used in financing activities during the year ended December 31, 2023, was primarily attributable to the repayment of borrowings.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Item 3. Legal Proceedings section.

On December 9, 2021, MIG No. 1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process, as disclosed in note 15 subsequent events) entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance is $9.10 million as of December 31, 2023, all of which is classified as a current liability. MIG No. 1 Pty Ltd has not made a principal and interest payment since May 2023. MIG No. 1 is in receivership under Australian law. All relevant parties have reserved their respective rights.

On February 23, 2022, Luna Squares LLC entered into a Co-Location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20 million, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, the outstanding balance is $8.54 million as of December 31, 2023, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Co-location Agreement, Celsius Mining LLC advanced $15.33 million to Luna Squares LLC that was held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties.

On September 2, 2022, Mawson AU entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD $3.00 million (USD $1.9 million). This was amended on September 29, 2022, and the loan facility was increased to AUD$8.00 million (USD $5.2 million). As of December 31, 2023, AUD $1.68 million (USD $1.15 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023 and Mawson Infrastructure Group Pty Ltd and W Capital Advisors Pty Ltd are in ongoing discussions in respect of the facility. On October 30, 2023, Mawson AU appointed voluntary administrators, and the facility will be managed as part of the voluntary administration. Refer to note 3 subsidiary deconsolidation for further information.

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3.60 million (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3.60 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million has been classified as a current liability. The convertible note matured in July 2023 and the Company has not repaid the principal amount as of December 31, 2023. Interest has been accrued from July onwards and therefore the outstanding balance is $0.57 million as of December 31, 2023, all of which is classified as a current liability. During March 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

Financial condition

As of December 31, 2023, and 2022, we had net current liabilities of $33.18 million and $15.17 million, respectively. As of December 31, 2023 and 2022, we had net assets of $30.38 million and $76.17 million, respectively. As of December 31, 2023, we had an accumulated deficit of $182.67 million compared to $122.26 million as of December 31, 2022. Our cash position of December 31, 2023, was $4.48 million in comparison to $0.95 million as of December 31, 2022. For the years ended December 31, 2023 and 2022 the Company incurred a loss after tax of $60.42 million and a loss after tax of $52.76 million, respectively. Included in trade and other receivables is a $2 million payment being the final payment due from CleanSpark, Inc for the sale of the Georgia facility. CleanSpark, Inc has disputed this payment. On December 22, 2023, the Company made formal demand on CleanSpark Inc. and CSRE Properties Sandersville, LLC for $2,000,000 for breach of contract on the debtors’ obligation to pay for an energy earnout provision contained in a Bill of Sale dated October 1, 2022 between the parties. Subsequently, on January 12, 2024, Mawson and Luna filed notice of its claim for formal arbitration before the American Arbitration Association. The arbitration is proceeding.

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

The Company is taking steps to preserve cash by optimizing costs and negotiating with suppliers to improve their terms of trade. The Company has been improving its revenue generation by improving the efficiency of its operations and adding co-location services customers. The Company will continue to seek to optimize its cashflows.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions and the realization of digital currencies, valuing the derivative asset classified under Level 3 fair value hierarchy, and the contingent obligation with respect to future revenues.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company previously announced on November 14, 2022, that LNP Audit and Assurance International Pty Ltd (“LNP”), the Company’s independent registered public accounting firm, had informed the Company that it would decline to stand for re-appointment after completion of the audit for the year ending December 31, 2022.

On April 5, 2023, on the recommendation of the Company’s Audit Committee, and the Board of Directors approval, the Company engaged Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

The financial statements of the Company for the fiscal years ended December 31, 2022 and 2021, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ended December 31, 2021, and through to the fiscal year ended December 31, 2022, there were no disagreements between the Company and LNP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LNP, would have caused LNP to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

The material weaknesses identified are described below.

Significant Reliance on Key Individuals. There is inadequate segregation of duties in place related to our financial reporting and other management review and oversight procedures due to the lack of sufficient accounting personnel. This is not inconsistent with similar small fast-growing organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and meet increased GAAP/PCAOB/SOX/SEC registrant requirements. In addition, this poses the risk that compliance and other reporting obligations are not dealt with in an adequate manner.

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

Fixed asset verification. The Company did not properly execute its designed controls around physical asset verification at US mining sites. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets. The root cause is the lack of sufficient, capable personnel to perform physical asset inspections, combined with system limitations.

Notwithstanding the identified material weaknesses and management’s assessment that our internal control over financial reporting was not effective as of December 31, 2023, management believes that the consolidated financial statements included in this annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the years presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Our management continues to work to improve its controls related to our material weaknesses. With the oversight of senior management and our audit committee, we continue to remediate the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the year ended December 31, 2023, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	In fiscal year 2023, management updated the initial risk assessment, refined control designs, continued the implementation of controls and performed ongoing remediation efforts to uplift the quality and effectiveness of existing controls. Remediation efforts included the implementation of disclosure controls (including the appointment of a Disclosure Committee), the implementation of new IT systems and applications with robust controls, segregating duties through implementing system workflows and the hiring of qualified personnel in financial reporting and IT. A small number of controls remain to be implemented in the upcoming financial year.

Whilst controls have been implemented across all business processes and are operating, the material weaknesses in our internal control over financial reporting will not be considered remediated as controls did not operate effectively on a consistent basis or did not operate for a sufficient period of time up to the end of the financial year, to be tested for and concluded on for effectiveness.

Remediation efforts for upcoming financial year will be focused on refining and implementing the remainder of controls, uplifting the effectiveness of existing controls and validating the effectiveness of implemented controls using criteria set forth by COSO. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required to be disclosed by this Item with respect to our executive officers and directors is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Directors, Named Executive Officers and Corporate Governance” contained in our definitive proxy statement for our 2024 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2024 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required to be disclosed by this Item with respect to our beneficial owners and management is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2024 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Information required to be disclosed by this Item with respect to our executive officers and directors is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2024 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Principal Accountant Fees and Services” contained in our definitive proxy statement for our 2024 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibit and Financial Statement Schedules

(1) Financial Statements.

The following consolidated financial statements are filed as part of this Annual Report:

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID No. 392)

To the Stockholders and the Board of Directors of Mawson Infrastructure Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mawson Infrastructure Group, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company for the year ended December 31, 2022, before the effects of the retrospective adjustments to apply the change in presentation related to the reverse stock split discussed in Note 12 to the consolidated financial statements, were audited by other auditors, whose report, dated March 23, 2023, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2022 consolidated financial statements to retrospectively apply the change in presentation for the reverse stock split as discussed in Note 12 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements as a whole.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, and had negative working capital and will need additional funding to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Bitcoin Revenue Recognition

Description of the Matter:

One of the Company’s revenue-generating activities is to provide bitcoin transaction verification services to the transaction requester and to the bitcoin network (i.e. mining) through operating Company-owned mining hardware, and to participate in third-party operated mining pools. The principal consideration for our determination that bitcoin revenue recognition is a critical audit matter relates to the complexity of verifying the occurrence of the transactions, determining whether the transaction was with a customer, and ensuring that revenue from mining pool operators was complete.

How We Addressed the Matter in Our Audit:

We performed the following procedures:

●	Site visits at the Company’s facilities where the mining hardware is located;

●	Independently traced certain financial and performance data directly to the blockchain network to test the occurrence and accuracy of mining revenue of the operator;

●	Certain reasonableness tests of mining pool revenue; and

●	Used specialized software to verify the complete population of the Company’s on-chain transactions.

Realization of Long-lived Assets Including Impairment

Description of the Matter:

The Company holds a material amount of mining equipment and determined that events or changes in circumstances indicated that their carrying value at December 31, 2023 may not be recoverable. As a result, the Company performed an impairment analysis on its mining equipment which included an estimate of future cash flows from that equipment. The principal considerations for our determination that impairment of long-lived assets was a critical audit matter include the subjectivity of various estimates included in the cash flow forecast and the complexity involved in certain of those estimates.

How We Addressed the Matter in Our Audit:

We performed the following procedures:

●	Performed sensitivity analyses on key components of the estimate;

●	Reviewed independent information sources to assess the reasonableness of the estimate;

●	Recomputed the mathematical accuracy of key calculations within the impairment analysis;

●	Evaluated the logic of the calculations included in the impairment analysis; and

●	Considered information obtained subsequent to year-end.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2023.

Boston, Massachusetts

March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (LNP AUDIT AND ASSURANCE INTERNATIONAL PTD LTD PCAOB ID NUMBER 6714)

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

LNP Audit and Assurance International Pty Ltd

/s/ Anthony Rose
Anthony Rose
Director

Sydney, NSW, Australia

March 23, 2023

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,476,339	$946,265
Prepaid expenses	3,556,933	3,488,868
Trade and other receivables	12,105,387	10,458,076
Assets held for sale	-	5,446,059
Total current assets	20,138,659	20,339,268
Property and equipment, net	57,740,291	91,016,498
Derivative asset	4,058,088	11,299,971
Investments, equity method	106,807	2,085,373
Marketable securities	-	3,243,957
Security deposits	415,000	2,524,065
Operating lease right-of-use asset	2,307,399	2,819,933

Total assets	$84,766,244	$133,329,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$32,513,113	$10,572,061
Current portion of operating lease liability	1,416,310	1,300,062
Current portion of finance lease liability	33,059	30,702
Current portion of long-term borrowings	19,352,752	23,610,583
Total current liabilities	53,315,234	35,513,408

Customer deposits	-	15,328,445
Operating lease liability, net of current portion	1,016,216	1,727,975
Finance lease liability, net of current portion	50,164	83,223
Long-term borrowings, net of current portion	-	4,509,894
Total liabilities	54,381,614	57,162,945

Commitments and Contingencies

Stockholders’ equity:
Series A preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 16,644,711 and 13,625,882 shares issued and outstanding as of December 31, 2023 and 2022, respectively	16,645	13,626
Additional paid-in capital	211,279,176	194,294,559
Accumulated other comprehensive income	608,688	5,021,467
Accumulated deficit	(182,666,465)	(122,257,628)
Total Mawson Infrastructure Group, Inc. stockholders’ equity	29,238,044	77,072,024
Non-controlling interest	1,146,586	(905,904)
Total stockholders’ equity	30,384,630	76,166,120
Total liabilities and stockholders’ equity	$84,766,244	$133,329,065

All share amounts have been retroactively adjusted to reflect a 1-for-6 reverse stock split in February 2023.

See reports of independent registered public accounting firms and the accompanying notes to the consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Revenues:
Digital currency mining revenue	$21,590,523	$43,106,162
Co-location revenue	16,364,767	13,340,143
Net energy benefits	5,354,272	13,701,242
Sale of equipment	262,158	14,237,860
Total revenues	43,571,720	84,385,407
Less: Cost of revenues (excluding depreciation)	28,557,004	47,714,895
Gross profit	15,014,716	36,670,512
Operating expenses:
Selling, general and administrative	19,177,492	25,850,177
Stock based compensation	10,834,838	3,012,480
Depreciation and amortization	38,080,506	63,200,178
Change in fair value of derivative asset	7,241,883	(11,299,971)
Total operating expenses	75,334,719	80,762,864
Loss from operations	(60,320,003)	(44,092,352)
Non-operating income (expense):
Losses on foreign currency transactions	(1,738,845)	(6,673,124)
Interest expense	(3,048,770)	(6,063,894)
Impairment of financial assets	(1,837,063)	(3,375,230)
Profit on sale of site	3,353,130	8,276,440
Gain on deconsolidation	9,472,976	-
Gain (loss) on sale of marketable securities	1,437,230	(4,807)
Other expenses	(396,691)	-
Fair value loss on investments	-	(1,694,388)
Other income	517,918	2,406,362
Loss on write off property, plant and equipment	-	(1,560,541)
Share of net loss of associates accounted for using the equity method	(36,356)	(1,254,025)
Total non-operating income (expense), net	7,723,529	(9,943,207)
Loss before income taxes	(52,596,474)	(54,035,559)
Income tax expenses	(5,948,619)	-
Net Loss	(58,545,093)	(54,035,559)
Less: Net (loss) gain attributable to non-controlling interests	1,876,729	(1,273,251)
Net Loss attributed to Mawson Infrastructure Group shareholders	$(60,421,822)	$(52,762,308)
Net Loss per share, basic & diluted	$(3.86)	$(4.16)
Weighted average number of shares outstanding	15,659,241	12,695,654

All share amounts have been retroactively adjusted to reflect a 1-for-6 reverse stock split in February 2023.

See reports of independent registered public accounting firms and the accompanying notes to the consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
Net Loss	$(58,545,093)	$(54,035,559)
Other comprehensive income (loss)
Foreign currency translation adjustment	(4,224,033)	5,542,561
Comprehensive loss	(62,769,126)	(48,492,998)
Less: Comprehensive loss (gain) attributable to non-controlling interests	1,876,729	(1,275,297)
Comprehensive loss attributable to common stockholders	$(64,645,855)	$(47,217,701)

All share amounts have been retroactively adjusted to reflect a 1-for-6 reverse stock split in February 2023.

See reports of independent registered public accounting firms and the accompanying notes to the consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2023

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2022	13,625,882	$13,626	$194,294,559	$5,021,467	$(122,257,628)	$77,072,024	$(905,904)	$76,166,120
Conversion of notes payable into common stock	104,319	104	276,855	-	-	276,959	-	276,959
Issuance of common stock in lieu of interest on borrowings	18,807	19	63,926	-	-	63,945	-	63,945
Issuance of common stock for services	93,334	93	306,976	-	-	307,069	-	307,069
Issuance of warrants	-	-	1,835,166	-	-	1,835,166	-	1,835,166
Exercising of RSUs and stock options	303,762	304	490,015	-	-	490,319	-	490,319
Stock based compensation for RSUs	-	-	8,202,283	-	-	8,202,283	-	8,202,283
Issuance of common stock, net of issuance costs	2,498,607	2,499	5,809,396	-	-	5,811,895	-	5,811,895
Net loss	-	-	-	-	(60,421,822)	(60,421,822)	1,876,729	(58,545,093)
Other comprehensive income (loss)	-	-	-	(4,412,779)	12,985	(4,399,794)	175,761	(4,224,033)
Balance as of December 31, 2023	16,644,711	$16,645	$211,279,176	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630

All share amounts have been retroactively adjusted to reflect a 1-for-6 reverse stock split in February 2023.

See reports of independent registered public accounting firms and the accompanying notes to the consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2022

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2021	11,791,085	$11,791	$186,377,777	$(521,094)	$(71,123,259)	$114,745,215	$(164,626)	$114,580,589
Issuance of common stock, stock based compensation	3,131	3	543,480	-	-	543,483	-	543,483
Issuance of warrants	-	-	1,668,333	-	-	1,668,333	-	1,668,333
Issuance of RSU’s and stock options	410,165	410	746,562	-	-	746,972	-	746,972
Issuance of common stock, net of offer costs	1,421,501	1,422	5,876,091	-	-	5,877,513	-	5,877,513
Net loss	-	-	-	-	(52,762,308)	(52,762,308)	(1,273,251)	(54,035,559)
Other comprehensive income	-	-	-	5,542,561	-	5,542,561	(2,046)	5,540,515
Non-controlling interest	-	-	(917,684)	-	1,627,939	710,255	534,019	1,244,274

Balance as of December 31, 2022	13,625,882	$13,626	$194,294,559	$5,021,467	$(122,257,628)	$77,072,024	$(905,904)	$76,166,120

All share amounts have been retroactively adjusted to reflect a 1-for-6 reverse stock split in February 2023.

See reports of independent registered public accounting firms and the accompanying notes to the consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,545,093)	$(54,035,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,080,506	63,200,178
Amortization of operating lease right-of-use asset	1,436,186	1,619,627
Foreign exchange loss	1,644,484	1,547
Sale of intellectual property	-	(1,448,187)
Stock based compensation	10,834,838	3,012,480
Unrealized (gain) loss on derivative asset	7,241,883	(11,299,971)
Fair value loss on investments	-	1,694,471
Share of loss of equity accounted investments	36,356	1,284,398
(Gain) loss on sale of marketable securities	(1,437,230)	4,807
Loss on write off on property and equipment	-	1,560,541
Loss (gain) on disposal of property and equipment	137,427	(3,526,226)
Non- cash interest expense	1,624,537	30,502
Non-controlling interest	-	1,244,274
Profit on sale of site	(3,353,130)	-
Gain on deconsolidation	(9,472,976)	-
Impairment on equity accounted method investment	1,837,063	2,060,779
Non-cash consideration received in the form of shares	-	(7,033,825)
Changes in operating assets and liabilities:
Trade and other receivables	(3,907,067)	(605,480)
Operating lease liabilities	(1,511,688)	-
Other current assets	2,040,999	(4,863,945)
Trade and other payables	10,767,241	21,355,883
Net cash (used in) provided by operating activities	(2,545,664)	14,256,294
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for the purchase of property and equipment	(5,352,024)	(49,978,074)
Proceeds from sale of site	8,107,508	-
Deposits received in relation to sale of Georgia site	-	27,170,531
Proceeds from sales of property and equipment	1,059,290	22,156,131
Proceeds from sale of marketable securities	6,926,843	165,316
Payment of property and equipment deposits	-	(32,054,326)
Net cash provided by (used in) investing activities	10,741,617	(32,540,422)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common share issuances	6,192,845	6,698,221
Payments of stock issuance costs	(380,950)	(793,172)
Proceeds from convertible notes	-	3,600,000
Proceeds from borrowings	2,043,360	34,256,475
Repayment of finance lease liabilities	(38,176)	(1,776,144)
Repayments of borrowings	(12,464,358)	(27,998,884)
Net cash (used in) provided by financing activities	(4,647,279)	13,986,496
Effect of exchange rate changes on cash and cash equivalents	(18,600)	(223,376)
Net increase (decrease) in cash and cash equivalents	3,530,074	(4,521,008)
Cash and cash equivalents at beginning of period	946,265	5,467,273
Cash and cash equivalents at end of period	$4,476,339	$946,265
Supplemental disclosure of cash flow information
Cash paid for interest	$1,424,233	$5,877,091
Cash paid for income taxes	$-	$-
Non-cash transactions
Sale of site in exchange for shares	$-	$7,048,144
Sale of property and equipment in exchange for shares	$-	$3,642,113
Recognition of right of use operating asset and lease liability	$923,651	$-
Accrued interest on convertible notes settled in common stock	$276,959	$-

See reports of independent registered public accounting firms and the accompanying notes to the consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:- GENERAL

Nature of operations

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a corporation incorporated in Delaware in 2012. On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd and referred to herein as “Mawson AU”) in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. Mawson was previously known as Wize Pharma Inc, and changed its name on March 17, 2021, after the acquisition of Mawson AU. Shares of Mawson’s common stock have been listed on the Nasdaq Capital Market since September 29, 2021.

Mawson is a digital infrastructure company headquartered in the United States.

The Company has 3 primary businesses – digital currency or Bitcoin self-mining, co-location and related services, and energy markets.

The Company develops and operates digital infrastructure for digital currency, such as bitcoin, mining activities on the Bitcoin blockchain network. The Company also provides digital infrastructure services for its co-location customers that use computational machines to mine bitcoin through our data centers and the Company charges for the use of its digital infrastructure and related services. The Company also has an energy markets program through which it can receive net energy benefits in exchange for curtailing the power the Company utilizes from the grid in response to instances of high electricity demand.

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

The Company manages and operates data centers delivering a current capacity of approximately 109 MW across two Pennsylvania sites with a pipeline of additional sites located in Ohio.

The accompanying consolidated financial statements, including the results of the Company’s subsidiaries: Mawson AU (deconsolidated on October 30, 2023, refer to Note 3), Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process, as disclosed in note 15 subsequent events), MIG No.1 LLC, Mawson AU, Luna Squares LLC, Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC, Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”).

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:- GENERAL (Cont.)

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern basis and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

For the year ended December 31, 2023, the Company incurred a loss after tax of $58.55 million, and as of December 31, 2023, had negative working capital of $33.17 million, had total net assets of $30.38 million and had an accumulated deficit of $182.67 million. The Company’s cash position as of December 31, 2023, was $4.48 million.

Bitcoin prices can be volatile and the difficulty of earning bitcoin has typically trended higher over time, which means the Company typically earns less bitcoin for the same effort. In addition, the rewards that bitcoin miners earn are expected to halve (not including transaction fees) in or about April 2024. These factors are outside the Company’s direct control, and the Company may not be able to practically mitigate their impact. The Company cannot predict with any certainty whether these trends will reverse or persist. In addition, the Company’s miners and other mining equipment will require replacement over time as the come to the end of their useful lives to ensure that the Company can continue to competitively and efficiently produce bitcoin.

The Customer Equipment Co-Location Agreement the Company’s subsidiary, Luna Squares LLC (Luna), had with Celsius Mining LLC (the “Co-Location Agreement”), expired on August 23, 2023. Celsius Mining LLC is currently in default on payments under the Co-Location Agreement to Luna Squares LLC. On July 13, 2022, Celsius Mining LLC and its other affiliated debtors (collectively here “Celsius”) filed for bankruptcy relief under Chapter 11 in the United States Bankruptcy Court. Celsius has failed to pay approximately $6.95 million of unpaid co-location invoices, but due to Celsius’s Ch. 11 bankruptcy, $1.84 million of that $6.95 million are considered pre-petition amounts, for which Luna is a general unsecured creditor, and $5.11 million of that $6.95 million are considered post-petition amounts due and payable to Luna for which Luna has filed a proof of claim. Celsius has commenced the process of making distributions under its plan approved by the Court on January 31, 2024. Luna expects payment of its claims and continues to monitor the status of this matter.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:- GENERAL (Cont.)

Going concern (Cont.)

 In addition, Celsius and Luna Squares LLC have made certain allegations and counter-allegations against each other claiming it is owed approximately $8 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denies that Celsius is entitled to the relief it seeks in the adversary proceeding and is actively defending the matter, refer to note 2 Legal and other contingencies for further information.

The Company announced on October 19, 2023, that it had signed a new customer co-location agreement with a subsidiary of Consensus Technology Group LLC for 50MW. The Company also announced on December 19, 2023, it had signed another new customer co-location agreement with Krypton Technologies LLC for 6 MW, both these agreements replace the expired agreement with Celsius Mining LLC.

A subsidiary of the Company, MIG No. 1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process, as disclosed in note 15 subsequent events) has a Secured Loan Facility Agreement with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matured in February 2024 and the total outstanding balance is $9.10 million as of December 31, 2023. MIG No. 1 Pty Ltd has not made a principal and interest payment since May 2023. Marshall and MIG No. 1 Pty Ltd have each reserved their rights.

A subsidiary of the Company in Australia, Mawson AU has a Secured Loan Facility Agreement for working capital with W Capital Advisors Pty Ltd with a total loan facility of AUD $8 million (USD $5.2 million) (“Working Capital Loan”). As of December 31, 2023, AUD $1.68 million (USD $1.15 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023. W Capital Advisors Pty Ltd and Mawson AU each reserved their rights. On October 30, 2023, the directors of this Australian subsidiary Mawson AU appointed voluntary administrators to Mawson AU. On November 3, 2023, W Capital Advisors appointed receivers and managers under the terms of their security relating to their working capital facility. All of Mawson AU’s debts, other than the Secured Loan Facility will be managed as part of the voluntary administration. Refer to note 3 subsidiary deconsolidation for further information. The Company has a Secured Convertible Promissory Note with W Capital Advisors Pty Ltd with an outstanding balance of $0.57 million as of December 31, 2023. The principal balance of $0.50 million was repaid during March 2024.

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

The Company has evaluated the above conditions and concluded that these conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:- GENERAL (Cont.)

Going concern (Cont.)

To mitigate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

●	Executing and implementing further new customer co-location agreements;

●	Engaging in discussions with new and existing lenders, including related to refinancing debt, raising additional debt, or modifying terms of existing debt;

●	Considering equity issuances such as capital raises;

●	Assessing and evaluating corporate and strategic transactions including engaging an investment bank;

●	Assessing and evaluating monetizing specific assets, including potential sales of mining infrastructure equipment, miners, operational sites, or expansion locations under consideration; and

●	Conducting assessments to identify and implement operational efficiencies, cost-cutting measures, and other actions aimed at enhancing revenue and optimizing expenses.

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. They do not include any adjustments relating to the recoverability and carrying amounts of assets and the amounts of liabilities should the Company be unable to continue as a going concern and meet its obligations and debts as and when they fall due.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

Use of estimates in preparation of Financial Statements

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions, valuing the derivative asset classified under Level 3 fair value hierarchy, and the contingent obligation with respect to future revenues.

Principles of consolidation

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

Revenue recognition

Digital currency mining revenue

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

Revenue recognition (Cont.)

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

Equipment sales

The Company had previously earned revenues from the sale of earlier generation digital currency mining units and modular data centers that have been assembled or refurbished for resale (collectively, “Hardware”). Revenue from the sale of Hardware is recognized upon transfer of control of the Hardware to the customer. At the date of sale, the net book value is expensed in cost of revenues.

Cost of revenues

Cost of revenue consists primarily of expenses that are directly related to providing the Company’s service to its paying customers. These primarily consist of costs associated with operating our co-location facilities such as direct power costs, energy costs, freight costs and material costs related to digital currency mining.

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

Functional currency

All subsidiaries of Company have a functional currency of United States dollar (“USD”) with the exceptions of MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process, as disclosed in note 15 subsequent events), Cosmos Trading Pty Ltd and Mawson AU (deconsolidated on October 30, 2023, refer to note 3), whose functional currency is the Australian Dollar (“AUD”). The financial statements of foreign businesses have been translated into USD at current exchange rates for balance sheet items and at the average rate for income statement items. Translation of all the consolidated companies’ financial records into USD is required due to the reporting currency for these consolidated financial statements presented as USD and the functional currency of the parent company being that of AUD. Translation adjustments are accumulated in other comprehensive income (loss). Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded as income in the period in which they are incurred.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer. We currently operate in one segment surrounding our digital currency mining operation.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held at call with financial institutions, cash held with digital currency exchanges, and other short-term and highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Digital Currency

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital currency (bitcoin) activities for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022

Opening number of bitcoin held	0.00	0.92
Number of bitcoin received	741.33	1,342.59
Number of bitcoin sold	(741.33)	(1,343.51)
Closing number of bitcoin held	0.00	0.00

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

The Company’s policy is to dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. Due to the short period for which bitcoin is held prior to sale and the consequent small numbers held, the risk of impairment is not material. No impairment charges have been recorded during the years ended December 31, 2023 and 2022.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair value of financial instruments

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

	Fair value measured of December 31, 2023
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$4,058,088	-	-	4,058,088

	Fair value measured at December, 2022
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$11,299,971	-	-	11,299,971
Marketable securities	$3,243,957	3,243,957	-	-

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair value of financial instruments (Cont.)

Level 3 Assets:

In June 2022, the Company entered into a Power Supply Agreement with Energy Harbor LLC, the energy supplier to the Company’s Midland, Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through to December 2026. There were two amendments to the contract with Energy Harbor LLC entered into in November 2023 and December 2023, both contracts were to purchase additional electricity at a fixed price for the months of December 2023 and January 2024. If the Midland, Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy Harbor LLC.

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

The Power Supply Agreement was classified as a derivative asset beginning in the quarter ended June 30, 2022, and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying consolidated statements of operations. The estimated fair value of the Company’s derivative asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which expires in December 2026. In addition, the Company adopted a discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

Equity method investments

Equity investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the earnings or losses as reported by the investees is classified as income from equity investees on our consolidated statements of operations. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in our consolidated statements of operations. The Company has a 34.9% holding in TDI. During the year ended December 31, 2023, there was an impairment recognized on our investment in TDI of $1.84 million. The impairment was recognized on the basis of TDI’s updates and its strategic direction, including changing from becoming a bitcoin miner to mine copper and gold and therefore the value of the company was deemed much lower than our investment value.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. Cash and cash equivalents and restricted bank deposits are invested in banks. If the counterparty completely failed to perform in accordance with the terms of the contract, the maximum amount of loss to the Company would be the balance. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

Property and equipment are derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset is included in the consolidated statement of operations.

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Stock based compensation

The Company follows ASC 718-10, Compensation-Stock Compensation. The Company expenses stock based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company determines the grant date fair value of options using the Trinomial Lattice Method. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the yield of a 5-year United States Treasury constant maturity bond.

Legal and other contingencies

The Company accounts for its contingent liabilities in accordance with ASC 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is subject to the various legal proceedings and claims discussed below that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Celsius Mining LLC, et al. vs. Mawson Infrastructure Group, Inc., et al.

On July 13, 2022, Celsius Mining LLC and Celsius Network LLC and other related entities (collectively, “Celsius”), filed for bankruptcy relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York, Case No. 22-10964. In that matter, on November 23, 2023, Celsius Mining LLC filed an adversary proceeding against Mawson, its subsidiaries Luna Squares LLC and Cosmos Infrastructure LLC, asserting various claims related to the alleged breach of a Co-Location Agreement and Secured Promissory Note. Adv. Case No. 23-01202, claiming it is owed approximately $8 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denies that Celsius Mining LLC is entitled to the relief it seeks in the adversary proceeding and is actively defending the matter. Mawson sought to have the matter removed from the adversary proceeding to arbitration based on the arbitration clause contained in one of the transaction’s agreements. Celsius opposed and the matter was heard before the Court. On February 27, 2024, the Court ruled in part that the claims regarding the co-location agreement could be arbitrated, but the claims for the promissory note would stay before the Court. The Court appointed a litigation administrator to handle the claims arising out of the promissory note. Mawson is appealing this decision. Many of the related claims and disputes between Celsius and Mawson have been disclosed in more detail in Mawson’s previous filings with the SEC. However, we have been in the past, and may be from time to time in the future, named as a defendant in certain routine litigation incidental to our business.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Legal and other contingencies (Cont.)

Dispute between W Capital Advisors Pty Ltd (ACN 160 360 476) as trustee for the W Capital Advisors Fund ABN 89 229 295 926 (W Capital), Mawson Infrastructure Group Pty Ltd (ACN 636 458 912) and Mawson Infrastructure Group, Inc.

On January 3, 2024, W Capital put Mawson on notice of its intent to collect what it asserts are past due amounts for the following claims as of December 31, 2023: (a) principal and interest payable on the Loan Amount advanced to Mawson under a variation deed, amounting to $1.30 million (AU $1.90 million), the Company has accrued $1.15m (AU$1.68 million) in relation to the loan payable to December 31, 2023; (b) the principal amount advanced under the Convertible Note, amounting to $0.50 million; and (c) interest payable on the principal amount advanced under a convertible note, amounting to $0.07 million. W Capital is also demanding issuance of the 1,500,000 registered shares by MIGI. The Company actively denies these claims but has agreed and did pay to W Capital $0.50 million on March 6, 2024, reserving its rights as they pertain to W Capital’s claims for the additional AU$1.30 million and 1,500,000 in registered stock.

Leases

The Company accounts for its leases under ASC 842, Leases and determines if an arrangement is a lease at inception. Using ASC 842, leases are classified as operating or finance leases on the balance sheet as a right of use (“ROU”) assets and lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s lease does not provide an implicit rate and therefore the Company measured the ROU asset and lease obligation based upon the present value of future minimum lease payments. The Company’s incremental borrowing rate is estimated based on risk-free discount rate for the lease, determined using a period comparable with that of the lease term and in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. The Company does not record leases on the consolidated balance sheets with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line operating lease cost over the lease term.

Accounts receivable

Accounts receivable mainly consists of amounts due from co-location customers. They are initially recorded at the invoiced amount upon the sale of goods or services to customers, and do not bear interest. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information.

The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Accounts receivable (Cont.)

Accounts receivable, net consists of the following:

	December 31,
	2023	2022

Trade receivables	$12,304,830	$10,663,031
Goods and service tax refund	557	45,045
Provisions	(200,000)	(250,000)
	$12,105,387	$10,458,076

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—

Crypto Assets (Topic 3580-60): Accounting for and Disclosure of Crypto Assets. Under the new guidance, an entity would be required to subsequently measure certain crypto assets at fair value, with changes in fair value included in net income in each reporting period. The proposes set of rules would also require presentation of crypto assets and related fair value changes separately in the balance sheet and income statement and require various disclosures in interim and annual periods. The Company does not expect the adoption of ASU 2023-08 to have a material impact on its consolidated financial statements since the Company’s policy is to dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. Early adoption is permitted.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of current expected credit losses (CECL) is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this, and it did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to current period presentation.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:- SUBSIDIARY DECONSOLIDATION

Voluntary administration and Deconsolidation

On October 30, 2023, the directors of Mawson AU appointed voluntary administrators to Mawson AU. Voluntary administration is a process under Australian corporate law where an external administrator (the “Administrators”) is appointed to take control of the relevant entity, investigate and report to creditors about the relevant entity’s business, property, affairs and financial circumstances, and report on the options available to creditors. Once the directors pass the resolution appointing the Administrators, the powers of all officers of Mawson AU including the directors, are suspended. Although powers are suspended, officers remain in office. While the Company is under administration, the officers of the Company cannot perform or exercise a function or power as an officer of the Company, except with the Administrators’ written approval.

The Administrators are given the following powers:

●	control of the Company’s business, property and affairs;

●	power to carry on the business and manage the property and affairs;

●	power to terminate or dispose of all or part of the business and any of the property; and

●	power to perform any function, and exercise any power, that the Company or any of its officers could perform or exercise if the Company were not under administration.

As a result of Mawson AU appointing Administrators to the Company, the Company ceded authority for managing the business to the Administrators, and the Company could not carry on Mawson AU’s activities in the ordinary course of business without the Administrators’ approval. For these reasons, it was concluded that the Company had lost control of Mawson AU, and no longer had significant influence over Mawson AU while the Administrators were in control of the Company. Therefore, Mawson AU loss of control was effective with the appointment of the Administrators on October 30, 2023, and was deconsolidated at this date, in accordance with ASC 810-10-15.

Deconsolidation of Mawson AU

In order to deconsolidate Mawson AU, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of Mawson AU were removed from the Company’s consolidated balance sheet as of October 30, 2023, in accordance with ASC 810, Consolidation. The net impact with removing the assets and liabilities resulted in a gain on deconsolidation being credited to the consolidated statement of operations of $3.80 million, which includes the effects of foreign exchange.

Investment in Mawson AU

The investment in Mawson AU held by the Company was accounted for under ASC 321, Investments — Equity Securities as it was concluded the Company did not have significant influence over Mawson AU from October 30, 2023. The fair value of Mawson AU was estimated to be $0, as at the time of the deconsolidation, Mawson AU had negative equity and its directors have no intention to carry out business in the future.

Treatment of intercompany balances and secured creditor

The Company had total receivables owed from Mawson AU of A$78.26 million and had total liabilities owed to Mawson AU amounting to A$55.95 million. The Company has utilized its right to offset to write off the receivables and payables with Mawson AU. The net impact of derecognizing these intragroup receivables and payables in Mawson AU would net off against the write off of the Company’s receivables and payables with Mawson AU, eliminating on consolidation and therefore the impact of this resulted in a foreign exchange gain of $5.68 million.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:- SUBSIDARY DECONSOLIDATION (Cont.)

Summary of the impact on consolidated statement of operations

October 30, 2023
Deconsolidation gain of Mawson AU	$3,797,784
Foreign exchange gain on write off of intergroup balances	5,675,192
Total gain on deconsolidation	$9,472,976

NOTE 4:- BASIC AND DILUTED LOSS PER SHARE:

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of December 31, 2023, and 2022, are as follows:

	Year ended December 31,
	2023	2022

Warrants to purchase common stock	4,904,016	2,825,278
Options to purchase common stock	3,500,417	4,910
Restricted Stock-Units (“RSUs”) issued under a management equity plan	5,317,938	420,914
	13,722,371	3,251,102

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2023	2022
Numerator:

Net loss	$(60,421,822)	$(52,762,308)
Denominator:
Weighted average common shares - basic and diluted	15,659,241	12,695,654
Net loss per share of Common Stock, basic and diluted	$(3.86)	$(4.16)

A Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023, was executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares. All share amounts have been retroactive adjusted to reflect the reverse split.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:- PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31, 2023	December 31, 2022

Plant and equipment	$4,973,191	$4,263,662
Computer equipment	125,695	163,060
Furniture & fixtures	-	29,492
Processing machines (Miners)	102,984,186	103,337,719
Modular data center	25,449,717	19,713,534
Motor Vehicles	199,246	326,704
Transformers	9,843,359	8,886,576
Low-cost assets	998,815	995,292
Assets under construction	4,764,051	11,592,582
Leasehold improvements	487,527	487,527
Total	149,825,787	149,796,148
Less: Accumulated depreciation	(92,085,496)	(54,489,966)
Reclassification to assets held for sale	-	(4,289,684)
Property and equipment, net	$57,740,291	$91,016,498

The Company incurred depreciation and amortization expense in the amounts of $38.08 million and $63.20 million for the years ended December 31, 2023 and 2022, respectively.

There were no impairment charges for the year ended December 31, 2023. There were impairment charges recognized for processing machines of $5.45 million for year ended December 31, 2022. These assets were disposed of as part of the sale of the Georgia site to CleanSpark Inc.

NOTE 6:- SECURITY DEPOSITS

The Company’s security deposits consist of amounts paid by the Company to location providers in any event of default. The security deposits are refundable to the Company when location provider services cease or are cancelled. Security deposits are included in non-current assets on the consolidated balance sheets as such amounts are not expected to be refunded for at least twelve months after December 31, 2023. As of December 31, 2023, and 2022, the Company had $0.42 million and $2.52 million, respectively, in refundable security deposits.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:- LEASES

The Company’s operating leases are for mining sites and finance leases which are primarily related plant and equipment.

The Company leases 6-acres of land in Midland Pennsylvania which began in October 2021 for thirty-six months with the option to exercise four additional three-year extensions.

Effective May 24, 2023, Mawson Bellefonte LLC entered into a lease agreement for a 9,918 square foot developed mining facility in Bellefonte, PA. The term of the lease is for two years and seven months, with an option to extend for five years.

On March 16, 2022, Luna Squares Property LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc. The term of the lease is for 5 years, with 2 options to extend for 5 years each. On February 2, 2024 the Sharon lease was terminated and as of March 2024 the Company has moved completely out of the facility.

Effective May 1, 2023, Mawson Ohio LLC took an assignment of a lease agreement for approximately 64,600 square feet for an undeveloped site in Corning, Ohio. The term of the lease is for four years, with an option to extend for five years.

Other than the foregoing leases, the Company does not lease any other material assets. The Company believes that these facilities are suitable and adequate for its operations as currently conducted and as currently foreseen. In the event additional facilities are required, the Company believes that it could obtain such facilities at a commercially reasonable rate.

The Company’s lease costs recognized in the consolidated statements of operations and comprehensive loss consist of the following:

	December 31,
	2023	2022

Operating lease charges (1)	$1,698,383	$1,608,095
Finance lease charges:
Amortization of right-of-use assets	32,574	28,662
Interest on lease obligations	7,474	8,507

(1)	Included in Selling, General & Administrative Expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of December 31, 2023:

	Operating leases	Finance Leases

2024	$1,569,549	$38,176
2025	599,356	38,176
2026	443,183	15,016
2027	72,652	-
Total undiscounted lease obligations	2,684,740	91,368
Less: imputed interest	(252,214)	(8,145)
Total present value of lease liabilities	2,432,526	83,223
Less: current portion of lease liabilities	1,416,310	33,059
Non-current lease liabilities	$1,016,216	$50,164

Other lease information as of December 31, 2023:

	Operating leases	Finance Leases

Operating cash out flows from leases	$1,585,095	$38,176
Weighted-average remaining lease term (years)	2.18	2.40
Weighted-average discount rate (%)	9.1%	7.5%

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:- TRADE AND OTHER PAYABLES

	December 31,
	2023	2022

Trade payables	$17,042,206	$2,823,954
Accrued expenses	4,011,991	2,164,178
Deferred income	7,109,717	2,000,000
Employee payables	593,834	1,881,897
Tax payables	3,755,365	1,702,032
	$32,513,113	$10,572,061

NOTE 9:- LOANS

Outstanding loans as of December 31, 2023:

	Maturity Date	Rate	Loan Balance
Marshall	Feb-24	17.00%	$9,102,720
Celsius	Aug-23	14.00%	8,536,360
W Capital	Mar-23	20.00%	1,145,178
Convertible notes	Jun-23	28.00%	568,494
Total Loans Outstanding			19,352,752
Less: current portion of long-term loans			(19,352,752)
Long-term loans, excluding current portion			$-

Description of Outstanding Loans

Marshall loan

In December 2021 MIG No. 1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process, as disclosed in note 15 subsequent events) entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments commencing that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $9.10 million as of December 31, 2023, all of which is classified as a current liability. MIG No. 1 Pty Ltd has not made a principal and interest payment since May 2023. Marshall and MIG No. 1 Pty Ltd have each reserved their rights.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:- LOANS (Cont.)

Celsius loan

On February 23, 2022, Luna Squares LLC entered into a Co-Location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20 million, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, the outstanding balance including interest is $8.54 million as of December 31, 2023, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Co-location Agreement, Celsius Mining LLC advanced $15.33 million to Luna Squares LLC that were held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties, refer to note 2, legal and other contingencies for further information.

W Capital loan

On September 2, 2022, Mawson AU entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD $3.00 million (USD $1.9 million). This was amended on September 29, 2022, and the loan facility was increased to AUD $8.00 million (USD $5.2 million). As of December 31, 2023, AUD $1.68 million (USD $1.15 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps) and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023 and Mawson AU and W Capital Advisors Pty Ltd are in ongoing discussions in respect of the facility. On October 30, 2023, Mawson AU appointed voluntary administrators, and the facility will be managed as part of the voluntary administration. Refer to note 3 subsidiary deconsolidation for further information.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3.60 million (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3.60 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million has been classified as a current liability. The convertible note matured in July 2023 and the Company had not repaid the principal amount as of December 31, 2023. Interest has been accrued from July onwards and therefore the outstanding balance is $0.57 million as of December 31, 2023, all of which is classified as a current liability. During March 2024, the principal amount outstanding of $0.50 million was repaid to the investor.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:- SIGNIFICANT TRANSACTIONS

1.	On April 18, 2023, the Company sold 100% of its membership interest in Luna Squares Texas LLC, a Delaware limited liability company, which held rights to 4 greenfield leases in Midland, TX, as well as related contracts. The sale price was $3.0 million in cash and $5.50 million in stablecoins. In addition, the Company sold 59 transformers which were earmarked for these Texas sites. The net profit recognized on the sale of the site amounted to $3.35 million.

2.	During the year ended December 31, 2023, there was an impairment recognized on our equity method investment in TDI of $1.84 million. The impairment was recognized on the basis of TDI’s updates and its strategic direction, including changing from becoming a bitcoin miner to mine copper and gold and therefore the value of the company was deemed much lower than our investment value.

3.

October 30, 2023, the directors of Mawson AU appointed voluntary administrators to that company. For these reasons, it was concluded that the Company had lost control of Mawson AU, and no longer had significant influence over Mawson AU while the Administrators were in control of the company. The net impact of the deconsolidation on the consolidated statement of operations was a net gain on deconsolidation of $9.47 million. See Note 3 Subsidiary Deconsolidation for further discussion.

4.	On October 12, 2023, Mawson Hosting, LLC (the “Service Provider”), and a wholly-owned subsidiary of Consensus Technology Group LLC, Consensus Colocation PA LLC (the “Customer”), executed a Service Framework Agreement for the provision of certain co-location services (the “Agreement”). In accordance with the terms of the Agreement, Service Provider will provide Customer with co-location services for approximately 50MW at Service Provider’s Midland PA site. The Agreement provides for Service Provider to provide co-location services to Customer for 12 months and the parties can extend further upon mutual agreement. Customer will provide 15,876 new bitcoin mining servers. Customer has agreed to provide a cash deposit and power prepayments based on estimated power usage. Service Provider will pass through power costs to the Customer, which will be fixed for 10 months of the year, and at market prices for the remainder of the year.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:- TAXES ON INCOME

Income (loss) before income taxes consisted of income from domestic and foreign operations of ($52.6) million for the calendar year ended December 31, 2023. Income tax expense (benefit) included in the statements of operations and comprehensive loss consisted of the following:

	December 31,
	2023	2022
Current
Federal	$2,381,973	$-
Foreign	2,204,454	-
State	995,545	-
Total current	5,581,972	-
Deferred
Federal	366,647	-
Foreign	-	-
State	-	-
Total deferred	366,647
Total provision	$5,948,619	$-

Income tax expense differed from the amount computed by applying the Federal statutory income tax rate of 21% to pretax income (loss) for fiscal year 2023 as a result of the following:

	December 31, 2023
	Amount	Rate
Income (loss) before taxes	$(52,596,474)
Federal tax at statutory rate	(11,460,373)	21.79%
State income taxes, net of federal tax benefit	(1,446,935)	2.75%
Foreign taxes	1,245,213	(2.37)%
Change in valuation allowance	167,085	(0.32)%
162(m) limitations	94,389	(0.18)%
Stock based compensation	1,349,670	(2.57)%
Permanent differences	(367,013)	0.70%
Difference and changes in tax rates	(1,308,774)	2.49%
Impact of deconsolidation	(1,604,439)	3.05%
Return to provision	19,279,796	(36.66)%
Total	$5,948,619	(11.32)%

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:- TAXES ON INCOME (Cont.)

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

	December 31,
	2023	2022
Assets
Net operating loss carryforwards	$25,994,146	$15,762,452
Operating Lease Liability	630,235	782,080
Accrued Liabilities	1,989,103	166,650
Unrealized Loss	1,428,304	2,473,377
Stock based compensation	5,836,809	5,874,815
Disallowed Interest Expense	-	2,548,266
Business interest expense deduction limit	2,178,167	-
Other	22,865	186,432
Total deferred tax assets	38,079,629	27,794,072

Liabilities
Right of Use Asset	(597,503)	(770,635)
Property and equipment, net	(10,150,612)	(1,112,435)
Derivative asset	(1,016,616)	-
Total deferred tax liabilities	(11,764,731)	(1,883,070)

Valuation allowance	(26,681,545)	(25,911,002)
Net deferred tax liability	$(366,647)	$-

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized. The valuation allowance increased by $0.77 million for the year ended December 31, 2023, primarily as a result of current year activities.

As of December 31, 2023, the Company had approximately $28.16 million Australian net operating losses (NOL), that will have an indefinite life carryforward. In addition, the Company has approximately $67.42 million of indefinite lived US Federal NOLs and $71.19 million of U.S. state NOLs as of December 31, 2023. The Internal Revenue Code “IRC” limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has not conducted a Section 382 study as of December 31, 2023.

If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2023, the Company had no unrecognized income tax benefits. The Company does not anticipate any significant increases or decreases to unrecognized tax benefit during the next twelve months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the tax year ended December 31, 2023.

The Company files income tax returns in the U.S. Federal, U.S. State, and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

The Company has made no provision for U.S. income taxes on cumulative undistributed non-U.S. earnings as of December 31, 2023 due to the Company’s limited cumulative earnings and profits generated in its non-US jurisdictions. The Company doesn’t anticipate any material withholding taxes based on cumulative earnings as of December 31, 2023.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:- STOCKHOLDERS’ EQUITY

On September 29, 2022, the Company entered into a letter variation relating to three out of four of the Secured Convertible Promissory Notes, where it gave those holders the option to elect for pre-payment (including accrued interest to maturity). Payments of the interest may be made partially in common stock of the Company, at the Company’s election. All of the investors included in this letter variation elected for the pre-payment option and therefore there were 104,178 shares of common stock of the Company issued as part of this letter variation. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement on January 16, 2023, whereby it received pre-payment of interest which was also partially paid in shares. In total, 18,807 shares of common stock of the Company were issued as part of this arrangement.

Pursuant to that certain Certificate of Amendment to the Certificate of Incorporation of the Company dated February 6, 2023, Mawson executed at a ratio of 1-6 reverse stock split of its outstanding common stock and reduced its authorized common stock to 90,000,000 shares, as set forth in the Company’s Current Report on Form 8-K filed February 9, 2023. This reverse stock split meant there were an additional 141 shares issued due to rounding, which are included in the issuance of common stock, share based compensation within the consolidated statements of stockholders’ equity.

W Capital Advisors Pty Ltd was issued 93,334 shares of common stock during February 2023 for consultancy and advisory services, the fair value of these shares was $0.31 million.

On May 3, 2023, the Company has entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock (or prefunded warrants in lieu thereof) at a purchase price of $2.40 per share of common stock in a registered direct offering for proceeds of $4.6 million, net of issuance costs.

The Company has the ability through its ATM Agreement to sell shares of its common stock. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which reduced the number of shares of common stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9.0 million from time to time. Sales of shares of Common Stock pursuant to the ATM Agreement are currently dormant and are not expected to be re-started until at least August of 2024, when the Company expects to regain eligibility to use Form S-3 registration statements. Even after the Company regains eligibility to use Form S-3 registration statements, the Company still expects to be limited by General Instruction I.B.6 of Form S-3, which is referred to as the “baby shelf” rules. During the year ended December 31, 2023, 415,271 shares were issued as part of the ATM Agreement for cash proceeds of $1.2 million net of issuance costs.

During the year ended December 31, 2023, there were exercises of restricted stock units into 303,762 shares of common stock of the Company.

Restricted Stock

As of December 31, 2023 and 2022, there was no restricted stock.

Series A Preferred Stock

As of December 31, 2023 and 2022, there are no shares of Series A Preferred Stock outstanding.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:- STOCKHOLDERS’ EQUITY (Cont.)

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	2,825,278	$4.17	3.54
Issued	2,967,512	-	-
Exercised	(246,668)	-	-
Expired	(642,106)	-	-
Outstanding as of December 31, 2023	4,904,016	$11.07	3.65
Warrants exercisable as of December 31, 2023	4,904,016	$11.07	3.65

NOTE 13:- STOCK BASED COMPENSATION

Equity plans

Under the 2018 Equity Plan, the number of shares issuable under the Plan on the first day of each fiscal year increase by an amount equal to the lower of (i) 100,000 shares (after a later 10 for 1 stock split) or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year. As of December 31, 2023, there were no shares issuable under the 2018 Equity Plan until it automatically replenishes on January 1, 2024.

At the Company’s annual meeting on May 17, 2023, the stockholders approved an amendment to the 2021 Equity Plan that, amongst other things, increased the number of the shares available under the 2021 Equity Plan to 10,000,000 shares. In addition, the shares available under the 2021 Equity Plan increased by 1,000,000 shares on January 1, 2024 to 11,000,000.

As of December 31, 2023, the number of shares reserved under the 2021 Equity Plan was 10,000,000 with 680,238 shares available for grant.

The Company recognized stock-based compensation expense during the year ended December 31, 2023 and 2022, as follows:

	December 31,
	2023	2022
Performance-based restricted stock awards*	$(423,360)	$643,350
Service-based restricted stock awards	7,522,436	700,797
Stock issued to consultants	307,069	-
Common stock warrant expense	1,835,166	1,668,333
Option expense	1,593,527	-
Total stock-based compensation	$10,834,838	$3,012,480

The performance-based restricted stock awards contain reversal of share-based payment expenses from 2021 onwards for forfeited awards due to staff departures.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:- STOCK BASED COMPENSATION (Cont.)

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The following table presents a summary of the Company’s performance-based awards restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	342,310	8.33
Exercised	(100,000)	-
Expired/forfeited	(166,765)	-
Outstanding as of December 31, 2023	75,545	8.58
Exercisable as of December 31, 2023	44,327	4.60

As of December 31, 2023, there was approximately $0.12 million of unrecognized compensation cost related to the performance-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately seven months.

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	74,246	8.42
Issued	6,143,346	-
Exercised	(203,760)	-
Expired/forfeited	(771,439)	-
Outstanding as of December 31, 2023	5,242,393	2.28
Exercisable as of December 31, 2023	16,804	0.03

As of December 31, 2023, there was approximately $2.79 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately three months.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:- STOCK BASED COMPENSATION (Cont.)

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	417	$35.90	1.26	$-
Issued	3,500,000	1.22	-	6,923,000
Outstanding as of December 31, 2023	3,500,417	$1.23	9.70	$6,923,000
Exercisable as of December 31, 2023	417	$-	-	$-

As of December 31, 2023, there was approximately $1.84 million of unrecognized compensation cost related to the stock options awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately eight months.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:- RELATED PARTY TRANSACTIONS

Mawson executive management and the board are in the process of winding down services that are or were provided by previously related parties. During the year ended December 31, 2023, Mawson has ended the services described below, in relation to office costs, tax advisory services, accounting labor services, executive employment, vehicle services and freight services, and has engaged non-related third parties where required and where possible to provide those services going forward. The lease with respect to the property in the City of Sharon entered into by Luna Squares Property LLC with Vertua Property Inc, was terminated on February 2, 2024, and as of March 2024 the Company has moved completely out of the facility, and the lease is no longer considered a related party transaction.

On March 16, 2022, Luna Squares LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. James Manning, a significant stockholder of the Company and also a former executive officer and director of the Company, is also a director of Vertua Ltd and has a material interest in the Sharon lease as a large stockholder of Vertua Ltd. The lease was for a term of five years, and Luna Squares LLC had two options to extend for five years each. Rent was subject to annual increases equal to the amount of the Consumer Price Index for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year was $0.24 million. Depending on power energization and usage, variable additional rent may have been payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available.

During the years ended December 31, 2023, and 2022, Mawson AU paid Vertua Ltd $155,230 and $170,806 respectively, for office costs charged with a mark-up. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, is also a director of Vertua Ltd. Manning family members also own interests in Vertua Ltd.

During the years ended December 31, 2023, and 2022, Mawson AU paid First Equity Tax Pty Ltd $56,036 and $42,160 respectively, for tax advisory services. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, has interests in and is also a partner of First Equity Tax Pty Ltd.

During the years ended December 31, 2023, and 2022, Mawson AU paid First Equity Advisory Pty Ltd $79,818 and $28,758, respectively, for accounting labor services. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, has interests in First Equity Advisory Pty Ltd.

During the years ended December 31, 2023,and 2022, Mawson AU paid Defender Investment Management Pty Ltd $362,770 and $376,802, respectively, in lieu of paying Mr. Manning directly for his employment. These payments were disclosed in the Executive Summary Compensation table in the Company’s 2022 and 2023 Proxy Statements. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, and is a director of Defender Investment Management Pty Ltd. Manning family members have equity interests in and control Defender Investment Management Pty Ltd.

During the years ended December 31, 2023, and 2022, Mawson AU paid Manning Motorsports Pty Ltd $35,495 and $81,608, respectively, for vehicle services. James Manning, a former director and executive officer, and a significant stockholder of the Company, has direct interests in and is a director of Manning Motorsports Pty Ltd.

During the years ended December 31, 2023, and 2022, Mawson AU paid International Cargo Solutions, a division of Flynt ICS Pty Ltd, $1,248,747 and $4,617,452, respectively, for freight services. Manning Capital Holdings Pty Ltd, a company associated with Mr. Manning may have had debt interests in Flynt ICS Pty Ltd. Vertua Ltd entered into an agreement to acquire International Cargo Solutions, a division of Flynt ICS Pty Ltd in October 2022. The transaction closed on September 30, 2023. Mr. James Manning, a former director and executive officer, and a significant stockholder of the Company, is also a director of Vertua Ltd. Manning family members own interests in Vertua Ltd.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:- RELATED PARTY TRANSACTIONS (Cont.)

There may be additional related party transactions, one of which may be W Capital Advisors Pty Ltd. On September 2, 2022, Mawson AU entered into a Secured Loan Facility Agreement with W Capital Advisors Pty Ltd with a total loan facility of AUD $3.00 million (USD $1.9 million). This was amended on September 29, 2022, and the loan facility was increased to AUD $8.00 million (USD $5.2 million). As of December 31, 2023, AUD $1.68 million (USD $1.15 million) has been drawn down from this facility, all of which is classified as a current liability. Mr. James Manning has not signed a declaration of related party transactions to the Company’s satisfaction at the time of this filing.

The Company’s Audit Committee commenced an investigation in the third quarter of 2023 into potential related party transactions involving Mr. James Manning, including but not limited to Mr. Manning’s failure to appropriately disclose certain transactions, late or incomplete disclosure of certain transactions, and a failure to confirm to the Company’s satisfaction that the disclosures made were complete. Following the investigation, the Audit Committee reported its initial findings to the Board on February 15, 2024. Based on the information obtained to date and Mr. Manning’s repeated refusal to either provide a full and complete disclosure of his related party transactions (or confirm the accuracy of prior related party disclosures provided to the Company) the Audit Committee determined that there is a prima facie basis to conclude that Mr. Manning did not fully and properly disclose his related party transactions to the Company.

NOTE 15:- SUBSEQUENT EVENTS

Mr. James Manning who stepped down as Chief Executive Officer of the Company, effective May 22, 2023, had agreed with Mawson AU that he would be issued 1.35 million RSUs and his other RSU agreements and entitlements would be cancelled, as set forth in the Company’s Current Report on Form 8-K filed May 25, 2023. The Company’s Audit Committee commenced an investigation in the third quarter of 2023 into potential related party transactions involving former Board member and CEO, Mr. James E. Manning, including but not limited to Mr. Manning’s failure to appropriately disclose certain transactions, late or incomplete disclosure of certain transactions, and a failure to confirm to the Company’s satisfaction that the disclosures made were complete. Following the investigation, the Audit Committee reported its initial findings to the Board on February 15, 2024. Based on the information obtained to date and Mr. Manning’s repeated refusal to either provide a full and complete disclosure of his related party transactions (or confirm the accuracy of prior related party disclosures provided to the Company) the Audit Committee determined that there is a prima facie basis to conclude that Mr. Manning did not fully and properly disclose his related party transactions to the Company. Based on the information obtained to date and Mr. Manning’s repeated refusal to either provide a full and complete disclosure of his related party transactions (or confirm the accuracy of prior related party disclosures provided to the Company) the Audit Committee determined that there is a prima facie basis to conclude that Mr. Manning did not fully and properly disclose his related party transactions to the Company. No material financial impacts are noted.

February 2, 2024, the Company’s lease for property in Sharon, Pennsylvania was terminated, and as of March 2024 the Company has moved completely out of the facility, which was a non-operating site.

On March 4, 2024, the Option Agreement dated June 29, 2023, by and between the Company and Rahul Mewawalla, the Company’s Chief Executive Officer and President, pursuant to which he was granted these options as of such date to purchase such 1,750,000 shares under the Company’s 2021 Equity Plan was cancelled.

On March 4, 2024, the Company granted Restricted Stock Units (“RSU”) under the Company’s 2021 Equity Incentive Plan (the “Plan”), representing the right to receive, at settlement, 3,505,383 Shares. The RSU’s either vest on March 31, 2024, May 30, 2024, or March 31, 2025, subject to the recipients remaining employed by or otherwise providing services to the Company (or one of its subsidiaries) through such date or as pursuant to their employment agreements or their RSU agreements.

On March 19, 2024, MIG No.1 Pty Ltd a wholly owned Australian subsidiary of the Company was placed into a court appointed liquidation and wind-up process. The entity has a secured creditor who has also appointed a Receiver and Manager to protect the assets of the securitized loan.

On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW, Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek US$166,218.60 as unpaid interest under a convertible note after the Company paid in full the principal of $500,000, and AUD$298,926.30, plus interest and costs for sums alleged to be due under an alleged parent company guarantee of a loan deed executed by its Australian subsidiary, Mawson Infrastructure Group Pty Ltd. (See Item 3. Legal Proceedings section for further details)

(2) Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3) Exhibits. Please see (b) below.

(b) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)

3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)

3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2023)

3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2#	Description of Securities

4.3	Form of Series A Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.4	Form of Series B Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

4.5	Form of Series A and B Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.6	Form of Warrant Agency Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

4.7	Form of February 2021 Convertible Note (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.8	Warrant issued to HC Wainwright (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.9	Warrants issued to W Capital Advisors Pty Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.10	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3/A (File No. 333-258299) filed with the SEC on August 5, 2021)

4.11	Warrant Agreement Dated October 1, 2021, with Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.12	Form of Underwriter Compensation Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.13	Form of Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-260600) filed with the SEC on October 29, 2021)

4.14	Warrant Agreement between Mawson Infrastructure Group Inc and Celsius Mining LLC dated February 23, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022)

4.15	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-264062) filed with the SEC on April 1, 2022)

4.16	Form of Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2022)

4.17	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

4.18	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

4.19	Form of Common Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.20	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.21	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.22	Form of Warrant Amendment Agreement dated May 3, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

10.1+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

10.2+	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018)

10.3	Form of Stock Restriction Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.4+	Mawson Infrastructure Group Inc.2021 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on August 17, 2021

10.5	Lease Agreement Between Mawson Infrastructure Group And Jewel Acquisition, LLC dated September 20, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on September 21, 2021)

10.6	At The Market Offering Agreement between Mawson Infrastructure Group Inc. and H.C. Wainwright & Co., LLC dated May 27, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 27, 2022)

10.7	Securities Purchase Agreement, dated July 17, 2022, by and between Mawson Infrastructure Group and the purchases identified on the signature pages thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

10.8	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022)

10.9	First Amendment to Purchase and Sale Agreement by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc., dated October 8, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022)

10.10+#	Director Appointment Letter between the Company and Rahul Mewawalla dated January 31, 2023

10.11#	Form of Securities Purchase Agreement

10.12+#	Employment Agreement by and between Mawson Infrastructure Group Inc. and Rahul Mewawalla, dated May 22, 2023

10.13#	Letter Deed of Departure by and between Mawson Infrastructure Group Pty Ltd and James Manning, dated May 22, 2023

10.14+#	Chief Financial Officer Offer Letter and Exhibit A

10.15+#	Addendum to Employment Agreement by and between Mawson Infrastructure Group, Inc. and Rahul Mewawalla, dated July 19, 2023

10.16+#	Director Appointment Letter between the Company and Ryan Costello dated September 25, 2023

10.17†#	Service Framework Agreement between Mawson Hosting LLC and CTG Colocation PA LLC, dated October 12, 2023

10.18+#	Addendum to Employment Agreement by and between Mawson Infrastructure Group, Inc. and Rahul Mewawalla, dated December 26, 2023

10.19#	Secured Loan Facility agreement between Mig No.1 Pty Ltd and Marshall Investment MIG Pty Ltd as a trustee for the Marshall Investments MIG Trust, dated on December 9, 2021

10.20#	Loan Deed between Mawson Infrastructure Group Ptd Ltd and W Capital Advisors Pty Ltd as trustee for W Capital Advisors Fund ABN 89 229 295

10.21#	Variation Deed to Loan Deed between Mawson Infrastructure Group Ptd Ltd and W Capital Advisors Pty Ltd as trustee for W Capital Advisors Fund ABN 89 229 295

16.1	Letter from LNP Audit and Assurance International Pty Ltd (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022)

21.1#	Subsidiaries of the Company

23.1#	Consent of Independent Registered Public Accounting Firm (Wolf & Company PC)

23.2#	Consent of Independent Registered Public Accounting Firm (LNP Audit and Assurance International Pty Ltd)

24.1#	Power of Attorney (included on signature page)

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

97.1#	Clawback Policy

101#	The following materials from Mawson Infrastructure Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	Filed herewith

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

(c) Financial Statement Schedules. Please see Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group, Inc.

Date: March 29, 2024	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer and President (Principal Executive Officer)

Date: March 29, 2024	By:	/s/ William Harrison
William Harrison Chief Financial Officer (Principal Financial and Accounting Officer)

POWERS OF ATTORNEY

Each of the undersigned officers and directors of Mawson Infrastructure Group Inc., a Delaware corporation, hereby constitutes and appoints Rahul Mewawalla and William Harrison and each of them, severally, as his or her attorney-in-fact and agent, with full power of substitution and re-substitution, in his or her name and on his or her behalf, to sign in any and all capacities this Annual Report and any and all amendments and exhibits to this Annual Report and any and all applications and other documents relating thereto, with the Securities and Exchange Commission, with full power and authority to perform and do any and all acts and things whatsoever which any such attorney or substitute may deem necessary or advisable to be performed or done in connection with any or all of the above described matters, as fully as each of the undersigned could do if personally present and acting, hereby ratifying and approving all acts of any such attorney or substitute.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rahul Mewawalla	Chief Executive Officer, President and Director	March 29, 2024
Rahul Mewawalla	(Principal Executive Officer)

/s/ William Harrison	Chief Financial Officer	March 29, 2024
William Harrison	(Principal Financial and Accounting Officer)

/s/ Greg Martin	Director	March 29, 2024
Greg Martin

/s/ Michael Hughes	Director	March 29, 2024
Michael Hughes

/s/ Ryan Costello	Director	March 29, 2024
Ryan Costello