Form 10-Q
period 2024-03-31
Mawson Infrastructure Group Inc.
filed 2024-05-15
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 12, 2024, the issuer had a total of 17,518,483 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,373,082	$4,476,339
Prepaid expenses	4,242,057	3,556,933
Trade and other receivables	13,243,037	12,105,387
Total current assets	23,858,176	20,138,659
Property and equipment, net	36,369,878	57,740,291
Derivative asset	5,744,241	4,058,088
Investments, equity method	102,155	106,807
Security deposits	415,651	415,000
Operating lease right-of-use asset	1,219,943	2,307,399

Total assets	$67,710,044	$84,766,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$34,196,548	$32,513,113
Current portion of operating lease liability	888,637	1,416,310
Current portion of finance lease liability	33,677	33,059
Current portion of long-term borrowings	19,125,415	19,352,752
Total current liabilities	54,244,277	53,315,234

Operating lease liability, net of current portion	410,165	1,016,216
Finance lease liability, net of current portion	41,510	50,164
Total liabilities	54,695,952	54,381,614

Commitments and Contingencies

Stockholders’ equity:
Series A preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 16,644,711 shares issued and outstanding as of March 31, 2024 and December 31, 2023	16,645	16,645
Additional paid-in capital	215,249,725	211,279,176
Accumulated other comprehensive income	178,386	608,688
Accumulated deficit	(202,430,664)	(182,666,465)
Total Mawson Infrastructure Group, Inc. stockholders’ equity	13,014,092	29,238,044
Non-controlling interest	-	1,146,586
Total stockholders’ equity	13,014,092	30,384,630
Total liabilities and stockholders’ equity	$67,710,044	$84,766,244

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Revenues:
Digital currency mining revenue	$7,514,763	$2,756,000
Co-location revenue	8,234,041	4,322,553
Net energy benefits	2,472,505	441,055
Sale of equipment	550,000	150,997
Total revenues	18,771,309	7,670,605
Less: Cost of revenues (excluding depreciation)	11,786,168	4,678,002
Gross profit	6,985,141	2,992,603
Operating expenses:
Selling, general and administrative	3,463,923	4,977,417
Stock based compensation	4,901,484	1,068,288
Depreciation and amortization	7,999,076	7,962,523
Change in fair value of derivative asset	(1,686,152)	681,225
Total operating expenses	14,678,331	14,689,453
Loss from operations	(7,693,190)	(11,696,850)
Non-operating income (expense):
Gains (losses) on foreign currency transactions	169,638	(418,216)
Interest expense	(734,580)	(835,107)
Loss on write off property and equipment	-	(118,933)
Profit on sale of site	-	790,847
Gain on sale of marketable securities	-	1,437,230
Other income	165,160	44,510
Other expenses	(9,792)	-
Loss on deconsolidation	(11,925,908)	-
Share of net loss of equity method investments	-	(36,356)
Total non-operating income (expense), net	(12,335,482)	863,975
Loss before income taxes	(20,028,672)	(10,832,875)
Income tax benefit (expense)	59,387	(548,083)
Net Loss	(19,969,285)	(11,380,958)
Less: Net loss attributable to non-controlling interests	(205,086)	(278,933)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(19,764,199)	$(11,102,025)
Net Loss per share, basic & diluted	$(1.19)	$(0.80)
Weighted average number of shares outstanding	16,644,711	13,953,308

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months Ended March 31,
	2024	2023
Net Loss	$(19,969,285)	$(11,380,958)
Other comprehensive income (loss)
Foreign currency translation adjustment	(482,143)	131,733
Comprehensive loss	(20,451,428)	(11,249,225)
Less: Comprehensive loss attributable to non-controlling interests	(205,086)	(278,933)
Comprehensive loss attributable to common stockholders	$(20,246,342)	$(10,970,292)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2024

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2023	16,644,711	$16,645	$211,279,176	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630
Deconsolidation of MIG No.1 Pty Ltd	-	-	-	-	-	-	(889,659)	(889,659)
Stock based compensation expense for RSU’s and stock options	-	-	3,970,549	-	-	3,970,549	-	3,970,549
Net loss	-	-	-	-	(19,764,199)	(19,764,199)	(205,086)	(19,969,285)
Other comprehensive loss	-	-	-	(430,302)	-	(430,302)	(51,841)	(482,143)
Balance as of March 31, 2024	16,644,711	$16,645	$215,249,725	$178,386	$(202,430,664)	$13,014,092	$-	$13,014,092

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

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,969,285)	$(11,380,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,999,076	7,962,523
Amortization of operating lease right-of-use asset	355,688	338,781
Foreign exchange gain	(89,450)	386,952
Stock based compensation	3,970,549	1,068,288
Non-cash interest expense	669,183	439,635
Unrealized (gain) loss on derivative asset	(1,686,152)	681,225
Loss on deconsolidation	11,925,908	-
Gain on sale of marketable securities	-	(1,437,230)
Gain on lease termination	(35,483)	-
Loss from equity method investments	-	36,122
Loss (gain) on sale of property and equipment	(51,185)	77,603
Loss on write off of property and equipment	-	118,933
Changes in assets and liabilities:	-
Trade and other receivables	(1,137,650)	981,569
Operating lease liabilities	(364,965)	(340,156)
Other current assets	(685,775)	3,829,172
Trade and other payables	975,188	(1,445,868)
Net cash provided by operating activities	1,875,647	1,316,591
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for the purchase of property and equipment	(19,360)	(3,148,946)
Proceeds from sales of property and equipment	550,000	1,010,692
Proceeds from sale of marketable securities	-	6,207,548
Net cash provided by investing activities	530,640	4,069,294
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	-	471,379
Repayment of finance lease liabilities	(9,544)	(9,543)
Repayment of borrowings	(500,000)	(5,397,550)
Net cash used in financing activities	(509,544)	(4,935,714)
Effect of exchange rate changes on cash and cash equivalents	-	(9,110)
Net increase in cash and cash equivalents	1,896,743	441,061
Cash and cash equivalents at beginning of period	4,476,339	946,265
Cash and cash equivalents at end of period	$6,373,082	$1,387,326
Supplemental disclosure of cash flow information
Cash paid for interest	$65,397	$395,472
Cash paid for income taxes	$-	$-
Non-cash transactions
Recognition of right of use operating asset and lease liability	$-	$82,879
Accrued interest on convertible notes settled in common stock	$-	$276,959

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Nature of Operations

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a digital infrastructure company headquartered in the United States.

Mawson is a corporation incorporated in Delaware in 2012. On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. Mawson was previously known as Wize Pharma Inc, and changed its name on March 17, 2021. Shares of Mawson’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021.

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

The Company strives to operate and invest in markets and communities that offer low or zero carbon renewable energy sources and participate in energy management activities. We invest in the communities in which we operate and also support our broader ecosystem.

The Company manages and operates data centers delivering a current capacity of approximately 109 MW with its current operational sites in the United States of America.

The Company has previously reported through an 8-K filing on March 29, 2024 that the Company may seek to exit certain or all of its entities and holdings in Australia. The accompanying consolidated condensed unaudited interim financial statements, including the results of a number of the Company’s Australian subsidiaries: Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd (on March 19, 2024, an Australian entity MIG No.1 Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 3), MIG No.1 LLC, Mawson AU Pty Ltd (on April 23, 2024, an Australian entity Mawson AU Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 10 subsequent events), an Australian entity Mawson Services Pty Ltd (on April 29, 2024, Mawson Services Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 10 subsequent events), Luna Squares LLC, Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC, Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”).

These consolidated, condensed unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements of the Group as of December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with SEC on April 1, 2024. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These consolidated, condensed unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

Going Concern

The accompanying consolidated, condensed unaudited interim financial statements have been prepared assuming the Company will continue as a going concern basis and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

For the three months ended March 31, 2024, the Company incurred a loss after tax of $19.76 million, and as of March 31, 2024, had negative working capital of $30.39 million, had total net assets of $13.01 million and had an accumulated deficit of $202.43 million. The Company’s cash position as of March 31, 2024, was $6.37 million.

Bitcoin prices can be volatile and the difficulty of earning bitcoin has typically trended higher over time, which means the Company typically earns less bitcoin for the same effort. In addition, the rewards that bitcoin miners earn halved (not including transaction fees) during April 2024. These factors are outside the Company’s direct control, and the Company may not be able to practically mitigate their impact. The Company cannot predict with any certainty whether these trends will reverse or persist. In addition, the Company’s miners and other mining equipment will require replacement over time as they come to the end of their useful lives to ensure that the Company can continue to competitively and efficiently produce bitcoin.

The Customer Equipment Co-Location Agreement the Company’s subsidiary, Luna Squares LLC (“Luna”), had with Celsius Mining LLC (the “Co-Location Agreement”), expired on August 23, 2023. Celsius Mining LLC is currently in default on payments under the Co-Location Agreement to Luna. On July 13, 2022, Celsius Mining LLC and its other affiliated debtors (collectively here “Celsius”) filed for bankruptcy relief under Chapter 11 in the United States Bankruptcy Court. Celsius has failed to pay approximately $6.95 million of unpaid co-location invoices, but due to Celsius’s Ch. 11 bankruptcy, $1.84 million of that $6.95 million are considered pre-petition amounts, for which Luna is a general unsecured creditor, and $5.11 million of that $6.95 million are considered post-petition amounts due and payable to Luna for which Luna has filed a proof of claim. Celsius has commenced the process of making distributions under its plan approved by the Court on January 31, 2024. Luna expects payment of its claims and continues to monitor the status of this matter.

In addition, Celsius and Luna have made certain allegations and counter-allegations against each other claiming it is owed approximately $8 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denies that Celsius is entitled to the relief it seeks in the adversary proceeding and is actively defending the matter. As of May 1, 2024 and pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna and Mawson has been dismissed pursuant to the Company’s successful motion to compete arbitration. Currently, no arbitration proceedings or further appeals have been filed by either party.

A subsidiary of the Company, MIG No. 1 Pty Ltd (“MIG No.1”) has a Secured Loan Facility Agreement with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matured in February 2024 and the total outstanding balance is $9.09 million as of March 31, 2024. MIG No. 1 Pty Ltd, an Australian entity, has not made a principal and interest payment since May 2023. Marshall and MIG No. 1 Pty Ltd have each reserved their rights. On March 18, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process and was deconsolidated from the group on this date, see Note 3.

The Company is the guarantor on a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of March 31, 2024, AUD $1.77 million (USD $1.13 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023. This Secured Loan Facility Agreement was entered into with an Australian entity Mawson Infrastructure Group Pty Ltd, this company was placed into Australian voluntary administration on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company, or its subsidiaries, have not fulfilled specific payment obligations related to the Celsius Promissory Note, Marshall loan and the W Capital Working Capital Loan mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company or its subsidiaries for payment default, raising interest rates to the default or overdue rate, or taking appropriate measures concerning collateral (including appointing a receiver), if applicable.

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

 To mitigate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

●	Executing and implementing further new customer co-location service agreements;

●	Engaging in discussions with new and existing lenders, including related to refinancing debt, raising additional debt, or modifying terms of existing debt;

●	Considering equity issuances such as capital raises;

●	Assessing and evaluating corporate and strategic transactions including engagement of an investment bank;

●	Assessing and evaluating monetizing specific assets, including potential sales of mining infrastructure equipment, miners, operational sites, or expansion locations under consideration; and

●	Conducting assessments to identify and implement operational efficiencies, cost-cutting measures, and other actions aimed at enhancing revenue and optimizing expenses.

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

As previously reported, the Company has engaged Needham and Company, an investment bank, and is obtaining advice from outside legal counsel. It is important to note that strategic and other initiatives may not lead to any transaction or other outcome.

These consolidated, condensed unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. They do not include any adjustments relating to the recoverability and carrying amounts of assets and the amounts of liabilities should the Company be unable to continue as a going concern and meet its obligations and debts as and when they fall due.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represent the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

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

The Company has a contract with mining pools and has undertaken the performance obligation of providing computing power in exchange for non-cash consideration in the form of digital currency. The provision of computing power is the only performance obligation in the Company’s contract with its pool operators. Where the consideration received is variable (for example, due to payment only being made upon successful mining), it is recognized when it is highly probable that the variability is resolved, which is generally when the digital currency is received.

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

Revenue for curtailing power is recognized over the period that the services are being provided. The Company estimates the amount of curtailable power and the expected payment for that curtailment and recognizes revenue based on the proportion of the service that has been provided. In this arrangement, the Company is considered the principal and revenue is recognized on a gross basis.

Revenue through the Company’s power pricing arrangement is recognized over the period that the services are being provided. The Company estimates the amount of energy available for sale and the expected payment for that energy, and recognizes revenue based on the proportion of the service that has been provided. In this arrangement, the Company is considered the principal and revenue is recognized on a gross basis.

Equipment sales

The Company had previously earned revenues from the sale of earlier generation digital currency mining units, modular data centers or equipment that have been assembled or refurbished for resale (collectively, “Hardware”). Revenue from the sale of Hardware is recognized upon transfer of control of the Hardware to the customer. At the date of sale, the net book value is expensed in cost of revenues.

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

	Fair value measured as of March 31, 2024
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$5,744,241	-	-	5,744,241

	Fair value measured as of December 31, 2023
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$4,058,088	-	-	4,058,088

Level 3 Assets:

In June 2022, the Company entered into a Power Supply Agreement with Energy Harbor LLC, the energy supplier to the Company’s Midland, Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through to December 2026. There were three amendments to the contract with Energy Harbor LLC entered into in November 2023, December 2023, and January 2024, all the contracts were to purchase additional electricity at a fixed price for the months of December 2023 and January 2024. If the Midland, Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy Harbor LLC.

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

Stock based compensation

The Company follows ASC 718-10, Compensation-Stock Compensation. The Company expenses stock-based compensation to directors, employees, and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company determines the grant-date fair value of options using the Trinomial Lattice Method. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the yield of a 5-year United States Treasury constant maturity bond.

Digital currencies

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital currency (bitcoin) activities for the three month period ended March 31, 2024 and 2023:

	Three months to March 31,
	2024	2023

Opening number of bitcoin held	0.00	0.00
Number of bitcoin received	140.20	121.11
Number of bitcoin sold	(140.20)	(120.09)
Closing number of bitcoin held	0.00	1.02

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

The Company’s policy is to typically dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is generally minimal, usually no more than a few days. Due to the short period for which bitcoin is held prior to sale and the consequent small numbers held, the risk of impairment is not material. No impairment charges have been recorded during the quarters ended March 31, 2024 and 2023.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Topic 3580-60): Accounting for and Disclosure of Crypto Assets. Under the new guidance, an entity would be required to subsequently measure certain crypto assets at fair value, with changes in fair value included in net income in each reporting period. The proposed set of rules would also require presentation of crypto assets and related fair value changes separately in the balance sheet and income statement and require various disclosures in interim and annual periods. The Company does not expect the adoption of ASU 2023-08 to have a material impact on its consolidated financial statements since the Company’s policy is to dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company will adopt ASU 2023-08 on January 1, 2025 .

NOTE 3 – SUBSIDIARY DECONSOLIDATION

Liquidation and Deconsolidation of an Australian entity MIG No.1

On March 19, 2024, the Company’s subsidiary and an Australian entity, MIG No.1 was placed into an Australian court appointed liquidation due to it being deemed insolvent in Australia. The liquidation of an insolvent company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly and fair way and to benefit creditors. In the instance of MIG No.1, it is an Australian court liquidation, where a liquidator is appointed by the Australian court to wind up a company following an application (by a creditor of MIG No.1). As a result of this the Company ceded authority for managing this Australian entity to the Australian liquidator, and the Company could not carry on MIG No.1’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of MIG No.1, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, MIG No.1 loss of control was effective when it was placed into Australian court appointed liquidation on March 189, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, MIG No.1, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of MIG No.1 were removed from the Company’s consolidated balance sheet as of March 19, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a loss on deconsolidation of $11.93 million being recorded in the condensed, consolidated statement of operations.

Investment in the Australian entity MIG No.1

The investment in this Australian entity, MIG No.1, held by the Company was accounted for under ASC 321, Investments — Equity Securities as it was concluded the Company did not have significant influence over MIG No.1 from March 19, 2024. The fair value of MIG No.1 was estimated to be $0, as at the time of the deconsolidation.

Treatment of intercompany balances

The Company had total payables owed to MIG No.1 of $1.24 million. These payables have been treated as external payables from the date of liquidation, March 19, 2024.

MIG No.1 Secured Loan Facility Agreement

MIG No. 1 has a Secured Loan Facility Agreement with Marshall. The loan matured in February 2024 and the total outstanding balance is $9.09 million as of March 31, 2024. The Company is a guarantor of this loan.

NOTE 4 – BASIC AND DILUTED NET LOSS PER SHARE

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of March 31, 2024 and 2023, are as follows:

	As of March 31,
	2024	2023

Warrants to purchase common stock	4,904,016	2,825,278
Options to purchase common stock	1,750,417	417
Restricted Stock-Units (“RSUs”) issued under equity incentive plan(s)	8,823,321	303,450
	15,477,754	3,129,145

NOTE 5 – LEASES

The Company’s operating leases are for mining sites and its finance leases are primarily for related plant and equipment.

On February 2, 2024, the Company’s lease for a non-operating property in Sharon, Pennsylvania was terminated, and the Company exited the facility, which was a non-operating site for the Company.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	March 31,
	2024	2023

Operating lease charges (1)	$397,894	$407,212
Finance lease charges:
Amortization of right-of-use assets	8,143	8,143
Interest on lease obligations	1,507	2,080

(1)	Included in selling, general, and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of March 31, 2024:

	Operating leases	Finance leases

2024	$920,838	$28,633
2025	325,554	38,176
2026	155,969	15,016
Total undiscounted lease obligations	1,402,361	81,825
Less: imputed interest	(103,559)	(6,638)
Total present value of lease liabilities	1,298,802	75,187
Less: current portion of lease liabilities	888,637	33,677
Non-current lease liabilities	$410,165	$41,510

Other lease information as of and for the period ended March 31, 2024:

	Operating leases	Finance leases

Operating cash out flows from leases	$258,879	$9,544
Weighted-average remaining lease term (years)	1.48	2.15
Weighted-average discount rate (%)	10.00%	7.50%

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31, 2024	December 31, 2023

Plant and equipment	$4,960,188	$4,973,191
Computer equipment	125,695	125,695
Processing machines (Miners)	77,447,520	102,984,186
Modular data center	21,346,757	25,449,717
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,843,359
Low-cost assets	976,717	998,815
Assets under construction	4,764,051	4,764,051
Leasehold improvements	487,527	487,527
Total	119,652,245	149,825,787
Less: Accumulated depreciation	(83,282,367)	(92,085,496)
Property and equipment, net	$36,369,878	$57,740,291

The Company incurred depreciation and amortization expense in the amounts of $7.99 million and $7.96 million for the quarters ended March 31, 2024 and 2023, respectively. There were no impairment charges recognized for property and equipment for either the quarter ended March 31, 2024, or 2023.

NOTE 7 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of March 31, 2024.

The Company recorded income tax expense of approximately 0.30% and 0.0% of loss before income tax expense for the three-month periods ended March 31, 2024 and 2023, respectively.

	For the three months ended March 31,
	2024	2023

Effective income tax rate	0.30%	0.00%

As of March 31, 2024, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 8 – BORROWINGS

Marshall loan

In December 2021, the Company’s subsidiary and an Australian entity, MIG No. 1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments commencing that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $9.09 million as of March 31, 2024, all of which is classified as a current liability. MIG No. 1 Pty Ltd has not made a principal and interest payment since May 2023. Marshall and MIG No. 1 Pty Ltd have each reserved their rights. On March 19, 2024, the Company’s subsidiary and Australian entity Mig No.1 Pty Ltd was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the Group from this date, refer to note 3. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 modular data centers (“MDCs”), these assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs.

Celsius loan

On February 23, 2022, Luna entered into a Co-Location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna a principal amount of $20 million, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, the outstanding balance including interest is $8.82 million as of March 31, 2024, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Co-location Agreement, Celsius Mining LLC advanced $15.33 million to Luna that were held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties. As of May 1, 2024 and pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration. Currently, no arbitration proceedings or further appeals have been filed by either party.

W Capital loan

The Company is the guarantor on a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of March 31, 2024, AUD $1.77 million (USD $1.13 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps) and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023. This Secured Loan facility Agreement was originally with Mawson Infrastructure Group Pty Ltd and this Australian entity was placed into Australian voluntary administration on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in exchange for cash. The outstanding balance relates to the interest on the convertible note which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.91 million as of March 31, 2024, all of which is classified as a current liability.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended March 31, 2024, there was no movement in common stock.

Common Stock Warrants

The Company’s outstanding stock warrants have not changed during the three months ended March 31, 2024. The outstanding stock warrants as of March 31, 2024 are 4,904,016 with a weighted average remaining contractual life (in years) of 3.40 and a weighted average exercise price of $11.07, all of which are exercisable.

Stock-Based Compensation:

Equity plans

Under the 2018 Equity Plan, the number of shares issuable under the Plan on the first day of each fiscal year increase by an amount equal to the lower of (i) 100,000 shares (after a later 10 for 1 stock split) or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year.  At the Company’s annual meeting on May 17, 2023, the stockholders approved an amendment to the 2021 Equity Plan that, amongst other things, increased the number of the shares available under the 2021 Equity Plan to 10,000,000 shares, and the shares available under the 2021 Equity Plan increased by 1,000,000 shares on January 1, 2024 to 11,000,000. Upon review of the previously granted shares in previous years and the availability of shares, on April 9, 2024, the Board of Directors approved the 2024 Omnibus Equity Plan which will provide an initial 10,000,000 shares of common stock available for grant per the terms of the 2024 Plan and provides alignment with long-term stockholder value creation. The 2024 Omnibus Equity Plan as approved by the Board of Directors has subsequently been presented to the stockholders for adoption and approval at the Company’s annual general meeting to be held on June 12, 2024.

The Company recognized stock-based compensation expense during the three months ended March 31, 2024 and 2023, as follows:

	Three months ended March,
	2024	2023
Performance-based restricted stock awards	$55,983	$166,779
Service-based restricted stock awards	6,180,528	29,995
Stock issued to consultants	-	371,014
Warrant expense	-	500,500
Option expense*	(1,335,027)	-
Total stock-based compensation**	$4,901,484	$1,068,288

*	The option expense contains a reversal of stock-based compensation expenses from 2023 for cancelled option awards.

**	Stock based compensation expense in the consolidated, condensed unaudited statement of operations includes $3.97 million of stock based compensation and $0.93 million for surrendered shares.

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The Company’s outstanding performance-based restricted stock awards have not changed during the three months ending March 31, 2024. The outstanding performance-based restricted stock awards as of March 31, 2024 are 75,545, with a weighted average remaining contractual life (in years) of 8.33. Of these awards 44,327 are exercisable as of March 31, 2024 and have a weighted average remaining contractual life (in years) of 4.45.

As of March 31, 2024, there was approximately $0.06 million of unrecognized compensation cost related to the performance-based awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately four months.

Service-based restricted stock awards

Service-based awards generally vest over a specified time period and as determined by the Compensation Committee of the Board of Directors and/or as specified in the award agreements or employment agreements.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	5,242,393	2.28
Issued	3,505,383	-
Outstanding as of March 31, 2024	8,747,776	1.43
Exercisable as of March 31, 2024	1,499,030	0.02

As of March 31, 2024, there was approximately $2.88 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately eleven months.

Stock options awards

Stock options awards vest upon the successful completion of specified stock price threshold conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,500,417	$1.23	9.70	$6,923,000
Cancelled	(1,750,000)	0.94	-	-
Outstanding as of March 31, 2024	1,750,417	$0.56	9.65	$1,708,000
Exercisable as of March 31, 2024	417	$0.01	-	$-

As of March 31, 2024, there was approximately $0.54 million of unrecognized compensation cost related to the stock options awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately eight months.

NOTE 10 – SUBSEQUENT EVENTS

On April 23, 2024, the Company’s subsidiary and an Australian entity Mawson AU Pty Ltd was placed into an Australian court appointed liquidation and wind-up process.

On April 29, 2024, the Company’s subsidiary and an Australian entity Mawson Services Pty Ltd was placed into an Australian court appointed liquidation and wind-up process.

On April 19, 2024, a civil suit entitled “Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc.” was filed in the US District Court, Southern District of New York under Civil Action No. 1:24-cv-02976 with the plaintiff claiming alleged merchandise price and incidental damages of $115,500, alleged consequential damages due to lost profits of $358,689, and other alleged non-specified damages, for alleged claims of non-payment. Mawson Bellefonte, LLC is a Delaware subsidiary of the Company. Mawson Bellefonte and the Company intend to defend against these alleged claims made related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of operations and cash flows. The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All amounts are in U.S. dollars.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” “Mawson,” “our company” and the “combined company” refer to Mawson Infrastructure Group Inc., a Delaware corporation, Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process), MIG No.1 LLC, Mawson AU Pty Limited (on April 23, 2024, Mawson AU Pty Ltd was placed into a court appointed liquidation and wind-up process), Mawson Services Pty Ltd (on April 29, 2024, Mawson Services Pty Ltd was placed into a court appointed liquidation and wind-up process), Mawson Bellefonte LLC, Luna Squares LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Ohio LLC, Mawson Hosting LLC and Mawson Mining LLC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the United States Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A. “Risk Factors” below.

The risk factors included in this Quarterly Report on Form 10-Q are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to growth in blockchain and bitcoin usage;

-	high volatility in bitcoin and other digital assets’ prices and in value attributable to our business;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	impact of the bitcoin halving event;

-	downturns in the cryptocurrency industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	access to reliable and reasonably priced electricity sources;

-	our reliance on key management personnel and employees;

-	cyber-security threats;

-	operational, maintenance, repair, safety, and construction risks;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	adverse actions by creditors, debt providers, or other parties;

-	changes to the Bitcoin network’s protocols and software;

-	the decrease in the incentive or increased difficulty to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	future digital asset, technological and digital currency development;

-	our ability to develop and execute on our business strategy and plans;

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

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

Company Overview

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a digital infrastructure company headquartered in the United States.

Mawson is a corporation incorporated in Delaware in 2012. On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. Mawson was previously known as Wize Pharma Inc, and changed its name on March 17, 2021. Shares of Mawson’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021.

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

The Company strives to operate and invest in markets and communities that offer low or zero carbon renewable energy sources and participate in energy management activities. The Company invests in the communities in which the Company operates and also support our broader ecosystem.

  The Company seeks to power our operations and facilities with renewable or sustainable power to further support our sustainability priorities.

The Company may also operate in related and adjacent businesses, including transacting in new and used crypto-currency mining and modular data centers (“MDCs”) or other equipment on a periodic basis, subject to prevailing market conditions and any surplus the Company may be experiencing.

Recent Developments

On February 2, 2024, the Company’s lease for a non-operational site in Sharon, Pennsylvania was terminated, and the Company exited the facility, which was a non-operating site.

Mr. James Manning, a former director and executive of the Company, who stepped down as Chief Executive Officer of the Company effective May 22, 2023, had entered into an agreement with Mawson AU that he would be issued 1.35 million restricted stock units (“RSUs”) and his other RSU agreements and entitlements would be cancelled, as set forth in the Company’s Current Report on Form 8-K filed May 25, 2023. The Company’s Audit Committee (“Audit Committee”) of the Board of Directors (“Board”) commenced an investigation in the third quarter of 2023 into potential related party transactions involving Mr. Manning, including but not limited to Mr. Manning’s failure to appropriately and fully disclose certain related party transactions, late or incomplete disclosure of certain transactions, and a failure to confirm to the Company’s satisfaction that the disclosures made about related party transactions were complete. Following the investigation, the Audit Committee reported its initial findings to the Board on February 15, 2024. Based on the information obtained to date and Mr. Manning’s repeated refusal to either provide a full and complete disclosure of his related party transactions (or confirm the accuracy of prior related party disclosures provided to the Company), the Audit Committee determined that there is a prima facie basis to conclude that Mr. Manning did not fully and properly disclose his related party transactions to the Company. Based on this determination, the Board resolved on February 19, 2024, that certain RSUs, payments, and other equity grants provided for in Mr. Manning’s May 2023 Separation Agreement should not be issued by the Company.

On March 19, 2024, an Australian entity and subsidiary of the Company, Mig No.1 Pty Ltd, was placed into an Australian court appointed liquidation and wind-up process.

On March 29, 2024, the Company released an 8-K that the Company may seek to exit certain or all of its entities and holdings in Australia.

On April 15, 2024, the Company announced that the Board had appointed Ryan Costello, a former U.S. Congressman, as the Chair of the Company’s Board of Directors effective April 9, 2024.

On April 23, 2024, an Australian entity and subsidiary of the Company, Mawson AU Pty Ltd, was placed into an Australian court appointed liquidation and wind-up process.

On April 29, 2024, an Australian entity and subsidiary of the Company, Mawson Services Pty Ltd, was placed into an Australian court appointed liquidation and wind-up process.

On April 19, 2024, a civil suit entitled “Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc.” was filed in the US District Court, Southern District of New York under Civil Action No. 1:24-cv-02976 with the Plaintiff claiming alleged merchandise price and incidental damages of $115,500, alleged consequential damages due to lost profits of $358,689, and other alleged, non-specified damages, for alleged claims of non-payment. Mawson Bellefonte, LLC is a Delaware subsidiary of the Company. Mawson Bellefonte and the Company intend to defend against alleged claims made related to this matter.

Results of Operations – Three months Ended March 31, 2024 compared to the three months ended March 31, 2023

	For the three months ended
	March 31,
	2024	2023
Revenues:
Digital currency mining revenue	$7,514,763	$2,756,000
Co-location revenue	8,234,041	4,322,553
Net energy benefits	2,472,505	441,055
Sale of equipment	550,000	150,997
Total revenues	18,771,309	7,670,605
Less: Cost of revenues (excluding depreciation)	11,786,168	4,678,002
Gross profit	6,985,141	2,992,603
Operating expenses:
Selling, general and administrative	3,463,923	4,977,417
Stock based compensation	4,901,484	1,068,288
Depreciation and amortization	7,999,076	7,962,523
Change in fair value of derivative asset	(1,686,152)	681,225
Total operating expenses	14,678,331	14,689,453
Loss from operations	(7,693,190)	(11,696,850)
Non-operating income (expense):
Gains (losses) on foreign currency transactions	169,638	(418,216)
Interest expense	(734,580)	(835,107)
Loss on write off property and equipment	-	(118,933)
Profit on sale of site	-	790,847
Gain on sale of marketable securities	-	1,437,230
Other income	165,160	44,510
Other expenses	(9,792)	-
Loss on deconsolidation	(11,925,908)	-
Share of net loss of equity method investments	-	(36,356)
Total non-operating income (expense), net	(12,335,482)	863,975
Loss before income taxes	(20,028,672)	(10,832,875)
Income tax benefit (expense)	59,387	(548,083)
Net Loss	(19,969,285)	(11,380,958)
Less: Net loss attributable to non-controlling interests	(205,086)	(278,933)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(19,764,199)	$(11,102,025)
Net Loss per share, basic & diluted	$(1.19)	$(0.80)
Weighted average number of shares outstanding	16,644,711	13,953,308

Revenues

Digital currency mining revenues from production of bitcoin for the three months ended March 31, 2024, and 2023, were $7.51 million and $2.76 million, respectively. This represented an increase of $4.75 million or 172%. The increase for the 3 months ended March 31, 2024 was due in part to the Company transitioning from its self- mining operations at its Georgia facilities to its Pennsylvania facilities during 2023, which it had completed in 2024. The increase in mining revenue for the period was also driven by the average price of bitcoin increasing. During the quarter ended March 31, 2023, the average price of Bitcoin was $22,721, whereas the average price of bitcoin during the quarter ended March 31, 2024, was $54,468, a 140% increase in the average price, that was offset by a higher network difficulty rate in 2024. In addition, the increase in mining revenue is also partially due to the total bitcoin produced in the 2024 period versus the 2023 period. Bitcoin produced totaled 140.20 in the 2024 period compared with 121.11 in the 2023 period, an increase of 16% of bitcoin produced over the respective period.

Co-location services revenues for three months ended March 31, 2024 and 2023, were $8.23 million and $4.32 million, respectively. The increase in revenue was due to the number of miners we co-located during 2024, during the 2024 quarter the Company provided co-location services to multiple co-location customers, whereas in the 2023 quarter the Company only provided co-location services to one customer.

Net energy benefits revenues for the three months ended March 31, 2024 and 2023, were $2.47 million and $0.44 million, respectively. This represented an increase of $2.03 million or a 461% increase. This increase is due to the Company participating more in the energy programs in the 2024 period than in the 2023 period due to higher power costs in the current period.

Sales of digital mining equipment for the three months ended March 31, 2024 and 2023, were $0.55 million and $0.15 million, respectively.

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

Cost of revenue for the three months ended March 31, 2024 and 2023, were $11.79 million and $4.68 million, respectively. The increase in cost of revenue was primarily attributable to an increase in power costs related to the energy used to operate the Company mining equipment and co-located mining equipment within our facilities.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: employee compensation, audit; legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization, general and other expenses.

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were $3.46 million and $4.98 million, respectively, which is a reduction of $1.52 million from period to period. The decrease in these expenses is primarily attributable to payroll costs decreasing by $0.24 million; property tax decreasing by $0.32 million; freight decreasing by $0.13 million; marketing expense decreasing by $0.21 million; rent costs decreasing by $0.16 million and contract labor decreasing by $0.14 million, due to cost reduction and optimization actions that the Company had previously undertaken.

Stock based compensation

Stock based compensation expenses for the three months ended March 31, 2024 and 2023 were $3.46 million and $1.07 million, respectively. In the three months ended March 31, 2024, stock based compensation was attributable to costs recognized in relation to long-term incentives for the Company’s directors, management, and employees and to align incentives with long-term stockholder value creation. Whereas in the three months ended March 31, 2023, share based payments were largely attributable to costs recognized for warrants issued to Celsius Mining LLC amounting to $0.50 million, shares issued to W Capital Advisors Pty Ltd amounting to $0.31 million and $0.20 million in relation to long-term incentives for the Company’s directors and management.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital currency mining hardware and MDC equipment.

Depreciation and amortization for the three months ended March 31, 2024 and 2023, were $7.99 million and $7.96 million, respectively.

Change in fair value of derivative asset

During the three months ended March 31, 2024 and 2023, there was a gain on the fair value of the derivative asset by $1.69 million and a loss of $0.68 million, respectively, in relation to our power supply arrangements. The gain on the derivative asset was due to the increase in the price of energy costs in 2024.

Non-operating expenses

Non-operating expenses consist primarily of interest expenses, loss on deconsolidation and other expenses.

Interest expenses for the three months ended March 31, 2024 and 2023, were $0.73 million and $0.84 million, respectively. This decrease of $0.11 million was attributable to the paydown of debt during 2023 and 2024.

During the three months ended March 31, 2024, the Company recognized a deconsolidation loss of $11.93 million. This loss was as a result of an Australian entity and subsidiary, MIG No.1 Pty Ltd, going into Australian court appointed liquidation and accordingly this subsidiary was deconsolidated. The deconsolidation loss recorded was due to the removal the net assets and certain liabilities of this subsidiary from the condensed consolidated financial statements. See Note 3 - Subsidiary Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion.

Non-operating income

Non-operating income consists primarily of gain on foreign currency transactions and other income.

During the three months ended March 31, 2024 and 2023, the realized and unrealized gain on foreign currency transactions was $0.17 million and a loss of $0.42 million, respectively. This difference was due mostly to the movement in foreign exchange rates.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $19.76 million for the three months ended March 31, 2024, compared to a net loss of $11.10 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure. For the three-month period ended March 31, 2024, we financed our operations primarily through net cash provided by operating activities of $1.88 million and other cash reserves. During the three months ending March 31, 2024, the Company repaid $0.50 million of principal payments against previous facilities provided by W Capital Advisors Pty Ltd.

On May 27, 2022, the Company entered an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), and filed a prospectus supplement, to sell shares of our Common Stock through an “at the market offering” program as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which reduced the number of shares of Common Stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9 million from time to time. Sales of shares of Common Stock pursuant to the ATM Agreement are currently inactive, have been inactive since May 3, 2023, and are not currently expected until at the earliest August 2024, when the Company is expected to have eligibility to use Form S-3 registration statements. After the Company has eligibility to use Form S-3 registration statements, the Company still expects limitations related to General Instruction I.B.6 of Form S-3, which is referred to as the “baby shelf” rules.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, further issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities are expected to be adequate to fund our longer-term operations needed over the next twelve months. For our business growth, it is expected we may continue investing in expanding our infrastructure, expanding and/or upgrading our miners, and/or other equipment and will require additional working capital in the short-term and long-term. As of March 31, 2024, we had an aggregate of $19.13 million of debt all of which is overdue for repayment unless we refinance or renegotiate the terms. In addition, the Celsius deposit of $15.33 million is the subject of an ongoing legal dispute.

Please see our Risk Factor entitled “We will need to raise substantial additional capital to continue our operations and execute our business strategy, meet our debt service obligations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Working Capital and Cash Flows

As of March 31, 2024 and December 31, 2023, we had a cash and cash equivalent balance of $6.37 million and $4.48 million, respectively. As of March 31, 2024 and December 31, 2023, the trade receivables balance was $13.24 million and $12.11 million, respectively. As of March 31, 2024, we had $19.13 million of outstanding short-term borrowings, and as of December 31, 2023, we had $19.35 million of short-term borrowings. The short-term borrowings as of March 31, 2024, relate to Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd (these loans are currently in default, refer to Material Cash Requirements section below for more information). As of March 31, 2024 and December 31, 2023, we had negative working capital of $30.39 million and $33.18 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the years ending March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Net cash provided by operating activities	$1,875,647	$1,316,592
Net cash provided by investing activities	$530,640	$4,069,294
Net cash used in financing activities	$(509,544)	$(4,935,714)

For the three months ended March 31, 2024, net cash provided by operating activities was $1.88 million and for the three months ended March 31, 2023, net cash provided by operating activities was $1.32 million. The increase in net cash provided by operating activities was attributable to operations and timing differences in trade and other receivables and trade and other payables amongst other factors.

For the three months ended March 31, 2024, net cash provided by investing activities was $0.53 million and for the three months ended March 31, 2023, net cash provided by investing activities was $4.07 million. The net cash provided by investing activities during the year ended March 31, 2024, was primarily attributable to the proceeds from sale of certain non-utilized equipment. The net cash provided by investing activities during the year ended March 31, 2023, was primarily attributable to the proceeds from the sale of CleanSpark, Inc. shares held offset by the purchase of equipment.

For the three months ended March 31, 2024, net cash used in financing activities was $0.51 million and for the three months ended March 31, 2023, net cash used in financing activities was $4.94 million. The cash used in financing activities during the three months ended March 31, 2024, was primarily attributable to the repayment of borrowings.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations.

In December 2021, the Company’s subsidiary and Australian entity MIG No. 1 Pty Ltd entered into a Secured Loan Facility Agreement with Marshall Investments MIG Pty Ltd (“Marshall”). The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance includes interest of $9.09 million as of March 31, 2024, all of which is classified as a current liability. MIG No. 1 Pty Ltd has not made a principal and interest payment since May 2023. Marshall and MIG No. 1 Pty Ltd have each reserved their rights. On March 19, 2024, Mig No.1 Pty Ltd, which is an Australian entity, was placed into an Australian court appointed liquidation and wind-up process and was from the Company’s group as of this date. See Note 3 - Subsidiary Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The assets securing this loan include 5,372 miners and 8 modular data centers (“MDCs”) these assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of the miners and MDCs.

On February 23, 2022, the Company’s subsidiary Luna Squares LLC entered into a Co-Location Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares LLC a principal amount of $20 million, for the purpose of funding the infrastructure required to meet the obligations of the Co-Location Agreement, for which Luna Squares LLC issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares LLC is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note has a maturity date of August 23, 2023, and the outstanding balance including interest is $8.82 million as of March 31, 2024, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Co-location Agreement, Celsius Mining LLC advanced $15.33 million to Luna Squares LLC that was held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties. As of May 1, 2024 and pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna Squares and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration. Currently, no arbitration proceedings or further appeals have been filed by either party.

The Company is the guarantor of a Secured Loan Facility Agreement for working capital by the Company’s subsidiary Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of March 31, 2024, AUD $1.77 million (USD $1.13 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps) and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023. On October 30, 2023 Mawson Infrastructure Group Pty Ltd, which is an Australian entity, was placed into voluntary administration in Australia, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

On July 8, 2022, the Company issued secured convertible promissory notes to investors in exchange for cash. The outstanding balance relates to the interest on the convertible note which has been accrued from July onwards and therefore the outstanding balance is $0.91 million as of March 31, 2024, all of which is classified as a current liability.

Financial condition

As of March 31, 2024, and December 31, 2023, we had net current liabilities of $30.39 million and $33.18 million, respectively. As of March 31, 2024, and December 31, 2023, we had net assets of $13.01 million and $30.38 million, respectively. As of March 31, 2024, we had an accumulated deficit of $202.43 million compared to $182.67 million as of December 31, 2023. Our cash position of March 31, 2024, was $6.37 million in comparison to $4.48 million as of December 31, 2023. For the three-month period ended March 31, 2024 and 2023 the Company incurred a loss after tax of $19.97 million and $11.38 million, respectively. Included in trade and other receivables is a $2 million payment due and pending from CleanSpark, Inc. for the sale of the Georgia facility. CleanSpark, Inc has disputed the obligation to make this payment. On December 22, 2023, the Company made formal demand on CleanSpark Inc. and CSRE Properties Sandersville, LLC for at least $2 million for breach of contract on the debtors’ obligation to pay for an energy earnout provision contained in a Purchase and Sale Agreement dated October 1, 2022, between the parties. Subsequently, on January 12, 2024, Mawson and Luna filed notice of its claim for formal arbitration before the American Arbitration Association. On February 5, 2024, CleanSpark and CSRE filed a motion objecting to jurisdiction of the arbitration proceedings. An arbitrator was appointed to hear the matter and on May 1, 2024, ruled that the arbitration proceedings be dismissed for lack of jurisdiction on the grounds of conflicting language contained in the purchase and sale agreement. The ruling did not address the merits of the Company’s claims, and the Company intends to pursue its claims against Cleanspark, Inc. by civil lawsuit through a filing with the court.

Our primary requirements for liquidity and capital are working capital, capital expenditures, public company costs and general corporate needs. In particular, we have large power usage costs, and other significant costs include our lease, operational, general costs and employee costs. We expect these capital and liquidity needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, external debt facilities available to us and further issuances of shares.

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

The Company continues to take steps to preserve cash by optimizing costs and negotiating with its suppliers to improve or extend their terms of trade. The Company has been improving its revenue generation by improving the efficiency of its operations and adding multiple, institutional co-location services customers. The Company will continue to seek to optimize its cashflows through these and other initiatives.

Non-GAAP Financial Measures

The Company utilizes a number of different financial measures, both GAAP and non-GAAP, in analyzing and assessing its overall business performance, for making operating decisions and for forecasting and planning future periods. The Company considers the use of non-GAAP financial measures helpful in assessing its current financial performance, ongoing operations, and prospects for the future. While the Company uses non-GAAP financial measures as a tool to enhance its understanding of certain aspects of its financial performance, the Company does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial measures. Consistent with this approach, the Company believes that disclosing non-GAAP financial measures to the readers of its financial information provides such readers with useful supplemental data that, while not a substitute for GAAP financial measures, allows for greater transparency in the review of its financial and operational performance. Investors are cautioned that there are inherent limitations associated with the use of non-GAAP financial measures as an analytical tool. In particular, non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles and many of the adjustments to the GAAP financial measures reflect the exclusion of items that are recurring and will be reflected in the company’s financial results for the foreseeable future. In addition, other companies, including other companies in the Company’s industry, may calculate non-GAAP financial measures differently than the Company does, limiting their usefulness as a comparative tool.

The Company is providing supplemental financial measures for (i) non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, or (“adjusted EBITDA”) that excludes the impact of interest, income tax, depreciation, amortization, stock-based compensation expense, change in fair value of derivative asset, impairment of financial assets, unrealized gains/losses, share of net loss of equity method investments, loss on deconsolidation and certain non-recurring expenses. We believe that adjusted EBITDA is useful to investors in comparing our performance across reporting periods on a consistent basis where one-time, or non-recurring gains or losses or expenses unrelated to operating activities would otherwise mask the Company’s operating performance.

	For the three month period ended
	2024	2023
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	$(19,969,285)	$(11,380,958)
Share of net loss of equity method investments	-	36,356
Depreciation and amortization	7,999,076	7,962,523
Stock based compensation	4,901,484	1,068,288
(Gain) loss on foreign currency transactions	(169,638)	418,216
Other non-operating income	(165,160)	(44,510)
Other non-operating expenses	744,372	954,040
Change in fair value of derivative asset	(1,686,152)	681,225
Income tax	(59,387)	548,083
Loss on deconsolidation	11,925,908	-
EBITDA (non-GAAP)	$3,521,218	$243,263

Critical accounting estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Board of Directors, the Board Committee(s) and management team, including our Chief Executive Officer and President (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024, including the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Whilst remediation actions are ongoing and controls have been implemented across all business processes, the material weaknesses in our internal control over financial reporting and information technology will not be considered remediated, until controls have operated for a sufficient period of time and have been tested for and concluded to be operating effectively. As operating effectiveness testing has not been concluded as of the date of this report, we continue to disclose the following material weaknesses.

Significant Reliance on Certain Individuals. There is inadequate segregation of duties in place related to our financial reporting and other review and oversight procedures due to the lack of sufficient accounting and other personnel. This is not inconsistent with similar sized and small organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and to fully meet the requirements of the SEC, GAAP, and the Sarbanes-Oxley Act of 2002. In addition, this poses the risk that compliance and other reporting obligations are not dealt with in an adequate manner.

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

Data from third parties. The Company does not have the resources and personnel to fully execute its designed controls to ensure that data received from third parties was validated, complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and co-location revenue, net energy benefits, and digital currency assets.

Fixed asset verification. The Company does not have the resources and personnel to fully execute its designed controls around physical asset verification. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective as of March 31, 2024, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Our management continues to work to find ways to improve its controls related to our material weaknesses. With the oversight of the Board of Directors, the Board Committee(s) and management, the Company plans to continue to progress the remediation of the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance and other personnel for specific roles including financial reporting.

Whilst controls have been implemented across all business processes and are operating, the material weaknesses in our internal control over financial reporting and information technology will not be considered remediated until controls have operated for a sufficient period of time and have been tested for and concluded on for effectiveness. As operating effectiveness testing has not been concluded as of the date of this report, we continue to disclose the material weaknesses.

Remediation efforts for upcoming quarters will be focused on progressing the implementation of the remainder of controls, refining existing controls and validating the effectiveness of implemented controls using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control. We cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting and other business processes will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may determine to take additional measures to address control deficiencies or determine to modify or update the remediation plan described above.

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

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, the Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that the Board of Directors and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been made a defendant in certain legal proceedings which may have in the future or have had in the recent past significant effects on our financial position or profitability. On July 13, 2022, Celsius Mining LLC and Celsius Network LLC and other related entities (collectively, “Celsius”), filed for bankruptcy relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Court”), Case No. 22-10964. In that matter, on November 23, 2023, Celsius filed an adversary proceeding against Mawson, its subsidiaries Luna Squares LLC and Cosmos Infrastructure LLC, asserting various claims related to the alleged breach of a Co-Location Agreement and Secured Promissory Note. Adv. Case No. 23-01202, claiming it is owed approximately $8 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denied that Celsius is entitled to the relief it seeks in the adversary proceeding and is actively defending the matter. Many of the related claims and disputes between Celsius and Mawson have been disclosed in more detail in Mawson’s previous filings with the SEC. As part of its defense, Mawson sought to have the matter removed from the adversary proceeding to arbitration based on the arbitration clause contained in one of the transaction’s agreements. Celsius opposed the removal and the matter was heard before the Court. On February 27, 2024, the Court ruled in part that the claims regarding the Co-Location Agreement could be arbitrated, but the claims for the promissory note would stay before the Court. The Court appointed a litigation administrator to handle the claims arising out of the promissory note. Mawson appealed this decision to the District Court for the Southern District of New York and ultimately prevailed. As of May 1, 2024, and pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna Squares and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration. Currently, no arbitration proceedings or further appeals have been filed by either party.

On December 22, 2023, Mawson Infrastructure Group Inc. and Luna Squares LLC made formal demand on CleanSpark Inc. and CSRE Properties Sandersville, LLC for $2,000,000 for breach of contract for failing to pay for an energy earnout provision contained in the Purchase and Sale Agreement dated September 8, 2022, between the parties. Subsequently, on January 12, 2024, Mawson and Luna filed notice of its claim for formal arbitration before the American Arbitration Association. On February 5, 2024, CleanSpark and CSRE filed a motion objecting to jurisdiction of the arbitration proceedings. An arbitrator was appointed to hear the matter and on May 1, 2024 ruled that the arbitration proceedings be dismissed for lack of jurisdiction on the grounds of conflicting language contained in the purchase and sale agreement. The ruling did not address the merits of the Company’s claims, and the Company intends to pursue its claims by civil lawsuit through a court filing.

On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek US$166,219 as unpaid interest under a convertible note after the Company paid in full the principal of $500,000, and AUD$298,926 under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by its Australian entity, Mawson Infrastructure Group Pty Ltd. As noted previously in the Company’s Current Report on Form 8-K filed on March 29, 2024, the Company, pursuant to Australian law, on March 28, 2024, sent a preliminary discovery notice to W Capital to obtain documents and to investigate and ascertain if W Capital is a related party to Mr. James Manning, the Company’s former director and executive, and to investigate and ascertain if transactions between W Capital Advisors Pty Ltd and the Company were related party transactions.

The Company and some of its subsidiaries, including Australian entities, are currently in disputes, as outlined below. These disputes may be in or may lead to litigation.

On January 8, 2024, a commercial demand was made Flynt ICS Pty Ltd to the Company’s subsidiary and an Australian entity, MIG No. 1 Pty Ltd, for $129,930, for alleged claimed sums due under a service agreement. As determined by the Audit Committee’s investigation into Mr. James Manning, Flynt ICS Pty Ltd is a party related to Mr. James Manning, a former director and executive of the Company. On March 19, 2024, MIG No.1 Pty Ltd was placed into an Australian court appointed liquidation and wind-up process. See Note 3 - Subsidiary Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion.

On February 1, 2024, a former independent contractor, Noam Danenberg, through his professional company, N. Danenberg Holding (2000) Ltd, apparently filed a civil suit in Tel Aviv Israel against the Company for an alleged $90,000 in fees and other benefits. The Company has never been formally served nor has it submitted to jurisdiction in Israel.

On October 30, 2023, the directors of the Company’s Australian subsidiary, Mawson Infrastructure Group Pty Ltd (“Mawson AU”) appointed voluntary administrators in Australia to Mawson AU. Voluntary administration is a process under Australian corporate law where an external administrator is appointed to take control of the relevant entity, investigate and report to creditors about the relevant entity’s business, property, affairs and financial circumstances, and report on the options available to creditors. It is not a court process. On November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

On January 3, 2024, W Capital put Mawson on notice of its intent to collect what it asserts are past due amounts for the following claims as of December 31, 2023: (a) principal and interest payable on the Loan Amount advanced to Mawson under a variation deed, amounting to $1.30 million (AU $1.90 million); (b) the principal amount advanced under convertible note, amounting to $0.50 million; and (c) interest payable on the principal amount advanced under a convertible note, amounting to $0.07 million. W Capital is also claiming issuance of an alleged 1,500,000 shares of the Company. The Company paid to W Capital $0.50 million on March 6, 2024, and is reserving all of its rights and remedies as they pertain to W Capital’s alleged claims for additional AU$1.30 million and 1,500,000 shares which the Company disputes. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW, in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek US$166,219 as alleged unpaid interest under a convertible note after the Company paid in full the principal of $500,000, and an alleged AUD$298,926 under a loan deed, plus interest and costs for sums allegedly due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by Australian entity, Mawson Infrastructure Group Pty Ltd. As noted previously in the Company’s Current Report on Form 8-K filed on March 29, 2024, the Company, pursuant to Australian law, on March 28, 2024, sent a preliminary discovery notice to W Capital to obtain documents and materials to investigate and ascertain if W Capital is a related party to Mr. James Manning, the Company’s former director and executive, and to investigate and ascertain if transactions between W Capital Advisors Pty Ltd and the Company were related party transactions.

On April 19, 2024, a civil suit entitled “Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc.” was filed in the US District Court, Southern District of New York under Civil Action No. 1:24-cv-02976 with the plaintiff, Blockware Solutions, LLC, claiming alleged merchandise price and incidental damages of $115,500, alleged consequential damages due to lost profits of $358,689, and other alleged non-specified damages, for alleged claims of non-payment. Mawson Bellefonte, LLC is a Delaware subsidiary of the Company. Mawson Bellefonte and the Company intend to defend against these alleged claims made related to this matter.

On April 23, 2024, the Company’s subsidiary and an Australian entity, Mawson AU Pty Ltd, was placed into an Australian court appointed liquidation and wind-up process.

On April 29, 2024, the Company’s subsidiary and an Australian entity, Mawson Services Pty Ltd, was placed into an Australian court appointed liquidation and wind-up process.

The Company and its subsidiaries have been in the past, and from time to time in the future, may be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments from time to time which could lead to legal proceedings.

Item 1A. Risk Factors

The Company’s risk factors were disclosed in (i) Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on April 1, 2024 and (ii) as disclosed in our 8-K filing on March 29, 2024. In addition, the Company is subject to risks related to:

The impact of the Bitcoin halving, which took place in April 2024 has introduced uncertainly that could materially impact our self-mining revenue or our co-location services customers businesses

The bitcoin block reward halved on April 19, 2024, reducing the number of bitcoins earned for each block mined from 6.25 to 3.125. If the bitcoin price does not appreciate sufficiently to offset this 50% reduction in mining rewards, our and/or our co-location services customers revenues, cash flows, and operating results could be materially and adversely impacted. There can be no assurance that the market price of bitcoin will increase in the near term nor that our operating costs will decrease proportionally to mitigate the halving’s adverse impact on our self-mining profitability. As a result, the halving has introduced significant uncertainty to our near-term financial prospects and could require us to modify our operating plans and growth strategies.

Item 2. Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20 million to Luna Squares LLC, through a Secured Promissory Note (the “Celsius Promissory Note”), which had a maturity date of August 23, 2023, and a total outstanding balance as of March 31, 2024, of $8.82 million. Luna Squares LLC has not repaid the loan as required on the maturity date and is therefore in default. Celsius Mining LLC transferred to benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares the default interest is payable. On November 23, 2023, Celsius filed an adversary proceeding against Mawson, its subsidiaries Luna Squares LLC and Cosmos Infrastructure LLC, asserting various claims related to the alleged breach of a Co-Location Agreement and Secured Promissory Note. Adv. Case No. 23-01202, claiming it is owed approximately $8 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denied that Celsius is entitled to the relief it seeks in the adversary proceeding and is actively defending the matter. Many of the related claims and disputes between Celsius and Mawson have been disclosed in more detail in Mawson’s previous filings with the SEC. As part of its defense, Mawson sought to have the matter removed from the adversary proceeding to arbitration based on the arbitration clause contained in one of the transaction’s agreements. Celsius opposed the removal and the matter was heard before the Court. On February 27, 2024, the Court ruled in part that the claims regarding the Co-Location Agreement could be arbitrated, but the claims for the promissory note would stay before the Court. The Court appointed a litigation administrator to handle the claims arising out of the promissory note. Mawson appealed this decision to the District Court for the Southern District of New York and ultimately prevailed. As of May 1, 2024, and pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna Squares and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration. Currently, no arbitration proceedings or further appeals have been filed by either party.

The Company has a Secured Loan Facility Agreement with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matures in February 2024 and the total outstanding balance is $9.09 million as of March 31, 2024. MIG No. 1 Pty Ltd, an Australian entity, has not made a principal and interest payment since May 2023, despite such payments falling due, and is therefore in default. MIG No. 1 Pty Ltd is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, Mig No.1 Pty Ltd was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date. On March 19, 2024, Marshall appointed receivers and managers in Australia relating to their secured loan facility.

The Company is the guarantor on a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of March 31, 2024, AUD $1.77 million (USD $1.13 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023 and the Company did not extend the maturity date, and has not repaid the loan amount, and is therefore in default. This Secured Loan facility Agreement was originally with Mawson Infrastructure Group Pty Ltd, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note with W Capital Advisors Pty Ltd with an outstanding balance of $0.91 million as of March 31, 2024. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the note Convertible Note, however there is outstanding interest claimed which is in default. On January 3, 2024, W Capital put Mawson on notice of its intent to collect what it asserts are past due amounts for the following claims as of December 31, 2023: (a) principal and interest payable on the Loan Amount advanced to Mawson under a variation deed, amounting to $1.30 million (AU $1.90 million); (b) the principal amount advanced under convertible note, amounting to $0.50 million; and (c) interest payable on the principal amount advanced under a convertible note, amounting to $0.07 million. W Capital is also claiming issuance of an alleged 1,500,000 shares of the Company. The Company paid to W Capital $0.50 million on March 6, 2024, and is reserving all of its rights and remedies as they pertain to W Capital’s alleged claims for additional AU$1.30 million and 1,500,000 shares which the Company disputes. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW, in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek US$166,219 as alleged unpaid interest under a convertible note after the Company paid in full the principal of $500,000, and an alleged AUD$298,926 under a loan deed, plus interest and costs for sums allegedly due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by Australian entity, Mawson Infrastructure Group Pty Ltd. As noted previously in the Company’s Current Report on Form 8-K filed on March 29, 2024, the Company, pursuant to Australian law, on March 28, 2024, sent a preliminary discovery notice to W Capital to obtain documents and materials to investigate and ascertain if W Capital is a related party to Mr. James Manning, the Company’s former director and executive, and to investigate and ascertain if transactions between W Capital Advisors Pty Ltd and the Company were related party transactions.

The Company, or its subsidiaries, have not fulfilled specific payment obligations related to the Celsius Promissory Note, Marshall loan, the W Capital Working Capital Loan and Secured Convertible Promissory Note mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company for payment default, raising interest rates to the default or overdue rate, or taking appropriate measures concerning collateral (including appointing a receiver), if applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any (i) “Rule 10b5-1 trading arrangement” as defined in Regulation S-K § 229.408(a)(1)(i), or (ii) “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K § 229.408(c).

On May 9, 2024, the Company received notice of termination of its ground lease on unimproved property located in Perry County, Ohio. The Company is in discussions about potential options related to the notice and the unimproved property, including options to terminate, retain, modify or extend the ground lease on the unimproved property.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8*	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023
3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
4.1	Form of Common Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.2	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.4	Form of Warrant Amendment Agreement dated May 3, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
10.1*	Customer Service Addendum dated March 25, 2024, to the Customer Service Framework Agreement with Consensus Technology Group LLC dated October 12, 2023
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Loss for the three ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: May 15, 2024	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ William Harrison
William Harrison Chief Financial Officer
(Principal Financial and Accounting Officer)