Form 10-Q
period 2024-06-30
Mawson Infrastructure Group Inc.
filed 2024-08-19
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, the issuer had a total of 18,553,603 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,782,143	$4,476,339
Prepaid expenses	5,353,795	3,556,933
Trade and other receivables	11,192,521	12,105,387
Total current assets	23,328,459	20,138,659
Property and equipment, net	33,642,018	57,740,291
Derivative asset	3,969,138	4,058,088
Investments, equity method	-	106,807
Security deposits	464,140	415,000
Operating lease right-of-use asset	4,221,458	2,307,399
TOTAL ASSETS	$65,625,213	$84,766,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$36,044,644	$32,513,113
Current portion of operating lease liability	1,319,040	1,416,310
Current portion of finance lease liability	335,513	33,059
Current portion of long-term borrowings	20,124,523	19,352,752
Total current liabilities	57,823,720	53,315,234
Operating lease liability, net of current portion	3,004,129	1,016,216
Finance lease liability, net of current portion	393,160	50,164
TOTAL LIABILITIES	61,221,009	54,381,614
Stockholders’ equity:
Series A preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 17,518,483 and 16,644,711 shares issued and outstanding as of June 30, 2024 and December 31, 2023	17,518	16,645
Additional paid-in capital	216,302,100	211,279,176
Accumulated other comprehensive income	133,943	608,688
Accumulated deficit	(212,049,357)	(182,666,465)
Total Mawson Infrastructure Group, Inc. stockholders’ equity	4,404,204	29,238,044
Non-controlling interest	-	1,146,586
TOTAL STOCKHOLDERS’ EQUITY	4,404,204	30,384,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,625,213	$84,766,244

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three-months Ended June 30,		For the six-months Ended June 30,
	2024	2023	2024	2023
Revenues:
Digital Assets mining revenue	$3,248,084	$4,896,521	$10,762,847	$7,652,521
Hosting Co-location revenue	8,131,439	4,594,752	16,365,480	8,917,306
Net energy benefits	1,732,596	1,017,678	4,205,101	1,458,734
Sale of equipment	-	42,584	550,000	193,581
Total revenues	13,112,119	10,551,535	31,883,428	18,222,142
Less: Cost of revenues (excluding depreciation)	8,794,642	7,028,458	20,580,810	11,706,460
Gross Profit	4,317,477	3,523,077	11,302,618	6,515,682
Selling, general and administrative	3,642,157	6,265,256	7,105,757	11,242,674
Stock based compensation	1,053,248	687,276	5,954,731	1,691,619
Depreciation and amortization	4,604,334	8,789,755	12,595,980	16,752,279
Change in fair value of derivative asset	1,775,103	5,444,300	88,950	6,125,525
Total operating expenses	11,074,842	21,186,587	25,745,418	35,812,097
Loss from operations	(6,757,365)	(17,663,510)	(14,442,800)	(29,296,415)
Non-operating income/ (expense):
Losses on foreign currency transactions	(285,530)	(397,165)	(124,588)	(815,382)
Interest expense	(752,945)	(647,062)	(1,486,703)	(1,546,114)
Profit on sale of site	-	2,562,283	-	3,353,130
Loss on deconsolidation	(84,744)	-	(12,010,652)	-
Gain or loss on sale of investments	-	-	-	1,437,230
Other costs	(9,913)	-	(19,687)	-
Other income	24,523	252,363	189,784	177,941
Share of net loss of equity method investments	-	-	-	(36,356)
Total non-operating income/ (expense):	(1,108,609)	1,770,419	(13,451,846)	2,570,449
Loss before income taxes	(7,865,974)	(15,893,091)	(27,894,646)	(26,725,966)
Income tax expenses	(1,752,719)	(1,756,371)	(1,693,332)	(2,304,454)
Net Loss	(9,618,693)	(17,649,462)	(29,587,978)	(29,030,420)
Loss attributable to noncontrolling interests	-	(305,556)	(205,086)	(584,489)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(9,618,693)	$(17,343,906)	$(29,382,892)	$(28,445,931)
Net Loss per share, basic & diluted	$(0.55)	$(1.12)	$(1.73)	$(1.93)
Weighted average number of shares outstanding	17,412,862	15,527,824	17,028,786	14,744,915

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three-months Ended June 30,		For the six-months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(9,618,693)	$(17,649,462)	$(29,587,978)	$(29,030,420)
Other comprehensive loss net of tax
Foreign currency translation adjustment	(44,443)	220,093	(526,586)	351,826
Total comprehensive loss	(9,663,136)	(17,429,369)	(30,114,564)	(28,678,594)
Less: Comprehensive loss attributable to non-controlling interests	-	(305,556)	(205,086)	(584,489)
Comprehensive income (loss) attributable to common stockholders	$(9,663,136)	$(17,123,813)	$(29,909,478)	$(28,094,105)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three-Months Ended June 30, 2024

	Common Stock* (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of March 31, 2024	16,644,711	$16,645	$215,249,725	$178,386	$(202,430,664)	$13,014,092	$-	$13,014,092
Stock based compensation expense for RSU’s and stock options	873,772	873	1,052,375	-	-	1,053,248	-	1,053,248
Net loss	-	-	-	-	(9,618,693)	(9,618,693)	-	(9,618,693)
Other comprehensive loss	-	-	-	(44,443)	-	(44,443)	-	(44,443)
Balance as of June 30, 2024	17,518,483	$17,518	$216,302,100	$133,943	$(212,049,357)	$4,404,204	$-	$4,404,204

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three-Months Ended June 30, 2023

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

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six-Months Ended June 30, 2024

	Common Stock* (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2023	16,644,711	$16,645	$211,279,176	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630
Stock based compensation expense for RSU’s and stock options	873,772	873	5,022,924	-	-	5,023,797	-	5,023,797
Deconsolidation of MIG No.1 Pty Ltd	-	-	-	-	-	-	(889,659)	(889,659)
Net loss	-	-	-	-	(29,382,892)	(29,382,892)	(205,086)	(29,587,978)
Other comprehensive loss	-	-	-	(474,745)	-	(474,745)	(51,841)	(526,586)
Balance as of June 30, 2024	17,518,483	$17,518	$216,302,100	$133,943	$(212,049,357)	$4,404,204	$-	$4,404,204

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six-Months Ended June 30, 2023

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

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-months ended June 30,
	2024		2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(29,587,978)	$(29,030,420)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		12,595,980	16,752,279
Amortization of operating lease right-of-use asset		629,341	678,310
Foreign exchange loss		482,549	751,833
Stock based compensation		5,023,797	1,691,619
Non-cash interest expense		1,066,645	866,691
Unrealized loss on derivative asset		88,950	6,125,525
Loss on deconsolidation		12,010,652	-
Gain on sale of marketable securities		-	(1,437,230)
Loss on lease termination		14,522	-
Loss from equity method investments		-	36,122
Loss on sale of property and equipment		18,262	158,023
Loss on write off of property and equipment		-	73,243
Profit on sale of site		-	(3,353,130)
Changes in assets and liabilities:		-	-
Trade and other receivables		912,866	1,808,709
Operating lease liabilities		101,649	(807,136)
Other current assets		(1,846,002)	2,004,290
Trade and other payables		2,833,330	(511,208)
Net cash provided by (used in) operating activities		4,344,563	(4,192,480)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for the purchase of property and equipment		(1,895,834)	(4,851,771)
Proceeds from sale of site			8,107,508
Proceeds from sales of property and equipment		480,553	584,301
Proceeds from sale of marketable securities		-	6,927,003
Net cash provided by (used in) investing activities		(1,415,281)	10,767,041
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances		-	6,192,845
Payments of stock issuance costs		-	(380,950)
Proceeds from borrowings		-	1,986,870
Repayment of finance lease liabilities		(123,478)	(19,088)
Repayment of borrowings		(500,000)	(9,672,854)
Net cash used in financing activities		(623,478)	(1,893,177)
Effect of exchange rate changes on cash and cash equivalents		-	(20,395)
Net increase in cash and cash equivalents		2,305,804	4,660,989
Cash and cash equivalents at beginning of period		4,476,339	946,265
Cash and cash equivalents at end of period		$6,782,143	$5,607,254
Supplemental disclosure of cash flow information
Cash paid for interest		$420,058	$-
Non-cash transactions
Recognition of right of use operating asset and lease liability	$		$911,356
Accrued interest on convertible notes settled in common stock	$		$276,959

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Nature of Operations

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a digital infrastructure company headquartered in the United States.

Mawson is a corporation incorporated in Delaware in 2012. On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. Mawson was previously known as Wize Pharma Inc and changed its name on March 17, 2021. Shares of Mawson’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021.

The Company has 3 primary businesses – digital co-location business, digital assets self-mining business, and energy management business.

Throughout this filing, we use the term Bitcoin (with a capital “B”) to represent the overall concept of Bitcoin, including the technology, protocol, and the entire ecosystem. The term bitcoin (with a lower case “b”) refers to the digital bitcoin currency or token.

The Company develops and operates next generation digital infrastructure platforms for digital colocation services, and digital assets mining activities including on the Bitcoin blockchain network. The Company also provides digital infrastructure services for its colocation customers that use computational machines through our digital infrastructure platforms. The Company also has an energy management program through which it can receive net energy benefits in exchange for curtailing the power the Company utilizes from the grid in response to instances of high electricity demand.

The Company may also transact in digital assets mining, data center infrastructure and related equipment periodically, subject to prevailing market conditions. The Company designs, develops, operates, and manages its next generation digital infrastructure platforms to responsibly support digital assets such as the Bitcoin network and other digital assets by contributing to the scale, structure, and decentralization of these networks and optimizing energy consumption. The Company contributes to the ecosystem and growth of digital assets as there continues to be a global transition to the new digital economy.

The Company strives to operate and invest in those markets and communities that offer low or zero carbon renewable energy sources and participate in energy management activities. We invest in the communities in which we operate and also support broader economic initiatives within these ecosystems.

The Company manages and operates next generation digital infrastructure platforms delivering a total current capacity of approximately 129 MW with its current operational sites located in the United States,

The Company has previously reported through an 8-K filing on March 29, 2024 that the Company may seek to exit certain or all of its entities and holdings in Australia. The Company currently operates facilities in the United States of America and does not have operating sites in Australia. The accompanying consolidated condensed unaudited interim financial statements, including the results of a number of the Company’s Australian subsidiaries: Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a Australian court appointed liquidation and wind-up process), MIG No.1 LLC, Mawson AU Pty Ltd (on April 23, 2024, Mawson AU Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 3), an Australian entity Mawson Services Pty Ltd (on April 29, 2024, Mawson Services Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 3), Luna Squares LLC, Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC, Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

For the six-months ended June 30, 2024, the Company incurred a loss after tax of $29.38 million, and as of June 30, 2024, had negative working capital of $34.50 million, had total net assets of $4.40 million and had an accumulated deficit of $212.05 million. The Company’s cash position as of June 30, 2024, was $6.78 million.

Bitcoin and other digital asset prices can be volatile and the difficulty of earning bitcoin has typically trended higher over time, which means the Company typically earns less bitcoin for the same effort. In addition, the rewards that bitcoin miners earn halved (not including transaction fees) during April 2024. These factors are outside the Company’s direct control, and the Company may not be able to practically mitigate their impact. The Company cannot predict with any certainty whether these trends will reverse or persist. In addition, the Company’s miners and other mining equipment will require replacement over time as they come to the end of their useful lives to ensure that the Company can continue to competitively and efficiently produce bitcoin.

The Customer Equipment Colocation Agreement the Company’s subsidiary, Luna Squares LLC (“Luna”), had with Celsius Mining LLC (the “Colocation Agreement”), expired on August 23, 2023. Celsius Mining LLC is currently in default on payments under the Colocation Agreement to Luna. On July 13, 2022, Celsius Mining LLC and its other affiliated debtors (collectively here “Celsius”) filed for bankruptcy relief under Chapter 11 in the United States Bankruptcy Court.   On November 23, 2023, Celsius filed an adversary proceeding in its Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York (the “Court”), Case No. 22-10964 against Mawson, and Mawson’s subsidiaries Luna Squares LLC and Cosmos Infrastructure LLC, asserting various claims related to the alleged breach of a Colocation Agreement and Secured Promissory Note. Adv. Case No. 23-01202, claiming it is owed approximately $8.00 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denied that Celsius is entitled to the relief it seeks in the adversary proceeding and sought to have the matter removed from the adversary proceeding to arbitration based on the arbitration clause contained in one of the transaction’s agreements. Pursuant to court order dated April 22, 2024, the Celsius adversarial proceedings against Luna Squares and Mawson was dismissed pursuant to the Company’s successful motion to compel arbitration. On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462”. The Company opposes the claim in arbitration and on August 12, 2024, has filed responsive pleadings denying the claims and asserting affirmative defenses, including set off against the claims, and asserted cross claims against Celsius for sums due to the Company in excess of $115.00 million. This includes counter claims asserted by the Company against Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC in excess of $115.00 million for damages due to the Company, including for breach of the Colocation Agreement by Celsius. The matter is proceeding through the arbitration process.

The Company is the guarantor on a Secured Loan Facility Agreement by MIG No. 1 Pty Ltd (“MIG No.1”) with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matured in February 2024 and the total outstanding balance is $9.71 million as of June 30, 2024. There has been no principal and interest payments made since May 2023. This Secured Loan Facility Agreement was entered into with an Australian entity MIG No.1, this company was placed into a court appointed liquidation and wind-up process and was deconsolidated from the group on March 18, 2024. On May 28, 2024, Marshall submitted a statutory demand for payment under Australian law. On June 17, 2024, the Company responded objecting to the demand under Australian law. No further legal action or legal proceeding has been taken by either party as of this date. The Company is reserving all its rights and remedies against Marshall.

The Company is the guarantor on a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of June 30, 2024, AUD $1.86 million (USD $1.24 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023. This Secured Loan Facility Agreement was entered into with an Australian entity Mawson Infrastructure Group Pty Ltd, this company was placed into Australian voluntary administration on October 30, 2023, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek USD $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by its Australian entity, Mawson Infrastructure Group Pty Ltd. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company was in the United States. Despite its objections, the Australian court ruled in favor of the Australian claimant and rendered its judgment against the Company under Australian law for the amounts for US $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due. The Company continues to believe that jurisdiction and adjudication of this matter has to be pursuant to U.S law and has to occur in the United States and the Company retain all rights and shall pursue all remedies as available under U.S. jurisdictions. The Company has also corresponded with W Capital Advisory Pty Ltd and/or its representatives, the Company’s ongoing concerns about W Capital Advisory Ptv Ltd and James Manning being related parties. W Capital Advisory Pty has not responded to the Company’s concerns in a manner satisfactory to the Company.

The Company, or its subsidiaries, have not fulfilled specific payment obligations related to the Celsius Promissory Note, the Marshall loan and the W Capital Working Capital Loan mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company or its subsidiaries for payment default, raising interest rates to the default or overdue rate, or taking appropriate measures concerning collateral (including appointing a receiver), if applicable.

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

To mitigate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

●	Expanding its digital infrastructure platform and increasing capacity for either colocation services or self-mining;

●	Executing new customer colocation service agreements in bitcoin and other digital assets mining to diversify its exposure to any one colocation customer or digital asset;

●	Engaging in discussions with new and existing lenders, including related to refinancing debt, raising additional debt, or modifying terms of existing debt;

●	Considering equity issuances such as capital raises and at-the-market (ATM) transactions;

●	Assessing and evaluating corporate and strategic transactions with the help of outside advisors;

●	Assessing and evaluating monetizing specific assets, including potential sales of mining infrastructure equipment, miners, operational sites, or expansion locations under consideration;

●	Conducting assessments to identify and implement operational efficiencies, cost-cutting measures, and other actions aimed at enhancing revenue and optimizing expenses. ; and

●	Evaluating, assessing and pursuing business and margin expansion opportunities.

Mawson recently finished the 20 MW expansion at its Midland Facilities, funded using its internal cash reserves, increasing its total operating capacity to about 129 MW from about 109 MW.

The Company also announced that it had executed a new colocation agreement for about 20 MW, or about 5880 mining units at its Midland facilities. This agreement helped further diversify our customer exposure and expand our colocation services into new digital assets.

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

As previously reported, the Company obtains advice from outside resources, however, it is important to note that strategic and other initiatives may not lead to any transaction or other outcome.

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

Digital assets mining revenue

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

The Company has a contract with mining pools and has undertaken the performance obligation of providing computing power in exchange for non-cash consideration in the form of digital assets. The provision of computing power is the only performance obligation in the Company’s contract with its pool operators. Where the consideration received is variable (for example, due to payment only being made upon successful mining), it is recognized when it is highly probable that the variability is resolved, which is generally when the digital asset is received.

The Company measures the non-cash consideration received at the fair market value of the digital asset received. Management estimates fair value on a daily basis, as the quantity of digital assets received multiplied by the price quoted on the exchange that the Company uses to dispose of digital assets.

Colocation business services revenue

Colocation customers pay for energy used in connection with the customer colocation services agreement on a pass-through basis, which may be on a fixed or variable basis calculated on the portion of energy used by the customer on the site. The Company additionally charges colocation fees for the use of the facilities, and other related fees. Revenue is typically received monthly from the customer based on the power usage at the rates outlined in each customer contract.

The customer contracts contain variable consideration to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

Energy Management and Net energy benefits

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

Equipment sales

The Company had previously earned revenues from the sale of earlier generation digital asset mining units, modular data centers or equipment that have been assembled or refurbished for resale (collectively, “Hardware”). Revenue from the sale of Hardware is recognized upon transfer of control of the Hardware to the customer. At the date of sale, the net book value is expensed in cost of revenues.

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

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

	Fair value measured as of June 30, 2024
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$3,969,138	-	-	$3,969,138

	Fair value measured as of December 31, 2023
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$4,058,088	-	-	$4,058,088

Level 3 Assets:

In June 2022, the Company entered into a Power Supply Agreement with Energy Harbor LLC, the energy supplier to the Company’s Midland, Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through to December 2026. There were five amendments to the contract with Energy Harbor LLC entered into in November 2023, December 2023, January 2024, April 2024 and May 2024 all the contracts were to purchase additional electricity at a fixed price for the months of December 2023, January 2024, February 2024, April 2024, May 2024 and June 2024. If the Midland, Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy Harbor LLC.

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

Stock based compensation

The Company follows ASC 718-10, Compensation-Stock Compensation. The Company expenses stock-based compensation to directors, employees, and non-employees over any requisite service period based on the grant-date fair value of the awards.  The Company determines the grant-date fair value of options using the Trinomial Lattice Method. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the yield of a 5-year United States Treasury constant maturity bond.

Digital assets

Digital assets are included in current assets in the consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital assets (such as bitcoin) activities for the three-months and six-months ended June 30, 2024:

	Three- months to June 30, 2024	Six- months to June 30, 2024

Opening number of bitcoin held
Number of bitcoin received	49.38	189.58
Number of bitcoin sold	(49.38)	(189.58)
Closing number of bitcoin held	0.00	0.00

Digital assets are not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not likely that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The Company’s policy is to typically dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is generally minimal, usually no more than a few days. Due to the short period for which bitcoin is held prior to sale and the consequent small numbers held, the risk of impairment is not material. No impairment charges have been recorded during the six-month periods ended June 30, 2024 and 2023.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Topic 3580-60): Accounting for and Disclosure of Crypto Assets. Under the new guidance, an entity would be required to subsequently measure certain crypto assets at fair value, with changes in fair value included in net income in each reporting period. The proposed set of rules would also require presentation of crypto assets and related fair value changes separately in the balance sheet and income statement and require various disclosures in interim and annual periods. The Company does not expect the adoption of ASU 2023-08 to have a material impact on its consolidated financial statements since the Company’s policy is to dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company will adopt ASU 2023-08 on January 1, 2025.

NOTE 3 – SUBSIDIARIES DECONSOLIDATION

The Company has previously reported through an 8-K filing on March 29, 2024 that the Company may seek to exit certain or all of its entities and holdings in Australia. The Company currently operates facilities in the United States of America and does not have operating sites in Australia.

MIG No.1

Liquidation and Deconsolidation of an Australian entity MIG No.1

On March 19, 2024, the Company’s subsidiary and an Australian entity, MIG No.1 was placed into an Australian court appointed liquidation due to it being deemed insolvent in Australia. The liquidation of an insolvent company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly and fair way and to benefit creditors. In the instance of MIG No.1, it is an Australian court liquidation, where a liquidator is appointed by the Australian court to wind up a company following an application (by a creditor of MIG No.1). As a result of this, the Company ceded authority for managing this Australian entity to the Australian liquidator, and the Company could not carry on MIG No.1’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of MIG No.1, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, MIG No.1 loss of control was effective when it was placed into Australian court appointed liquidation on March 19, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, MIG No.1, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of MIG No.1 were removed from the Company’s consolidated balance sheet as of March 19, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a loss on deconsolidation of $11.93 million being recorded in the condensed, consolidated statement of operations.

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

Australian entity MIG No.1 Secured Loan Facility Agreement

MIG No. 1 has a Secured Loan Facility Agreement with Marshall. The loan matured in February 2024 and the total outstanding balance is $9.09 million as of March 31, 2024. The Company is a guarantor of this loan.

Mawson AU Pty Ltd

Liquidation and Deconsolidation of an Australian entity Mawson AU Pty Ltd

On April 23, 2024, the Company’s Australian entity and a subsidiary, Mawson AU Pty Ltd was placed into an Australian court appointed liquidation. The liquidation of an insolvent Australian company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly approach. In the instance of Mawson AU Pty Ltd, it is an Australian court liquidation, where a liquidator is appointed by the Australian court to wind up a company. As a result of this the Company ceded authority for this Australian entity to the Australian liquidator, and the Company could not carry on Mawson AU Pty Ltd’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of Mawson AU Pty Ltd, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, Mawson AU Pty Ltd loss of control was effective when it was placed into Australian court appointed liquidation on April 23, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, Mawson AU Pty Ltd, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of Mawson AU Pty Ltd were removed from the Company’s consolidated balance sheet as of April 23, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a gain on deconsolidation of $3.49 million being recorded in the condensed, consolidated statement of operations.

Investment in the Australian entity Mawson AU Pty Ltd

The investment in this Australian entity, Mawson AU Pty Ltd, held by the Company was accounted for under ASC 321, Investments — Equity Securities as it was concluded the Company did not have significant influence over Mawson AU Pty Ltd from April 23, 2024. The fair value of Mawson AU was estimated to be $0, as at the time of the deconsolidation.

Treatment of intercompany balances

The Company had total receivables owed from Mawson AU Pty Ltd of $3.77 million. In accordance with ASC 310, these receivables have been treated as external receivables from the date of liquidation, April 23, 2024 and written off in the condensed, consolidated financial statements.

Mawson Services Pty Ltd

Liquidation and Deconsolidation of an Australian entity Mawson Services Pty Ltd

On April 29, 2024, the Company’s Australian entity and a subsidiary, Mawson Services Pty Ltd was placed into an Australian court appointed liquidation. The liquidation of an insolvent company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly approach As a result of this the Company ceded authority for this Australian entity to the Australian liquidator, and the Company could not carry on Mawson Services Pty Ltd’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of Mawson Services Pty Ltd, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, Mawson Services Pty Ltd loss of control was effective when it was placed into Australian court appointed liquidation on April 29, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, Mawson Services Pty Ltd, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of Mawson Services Pty Ltd were removed from the Company’s consolidated balance sheet as of April 29, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a gain on deconsolidation of $0.19 million being recorded in the condensed, consolidated statement of operations

Investment in the Australian entity Mawson Services Pty Ltd

The investment in this Australian entity, Mawson Services Pty Ltd, held by the Company was accounted for under ASC 321, Investments — Equity Securities as it was concluded the Company did not have significant influence over Mawson Services Pty Ltd from April 29, 2024. The fair value of Mawson Services Pty Ltd was estimated to be $0, as at the time of the deconsolidation.

Treatment of intercompany balances

The Company had no payables or receivables owed to Mawson Services Pty Ltd at the date of liquidation, April 29, 2024.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of June 30, 2024 and 2023, are as follows:

	As of June 30,
	2024	2023

Warrants to purchase common stock	4,904,016	5,546,122
Options to purchase common stock	1,750,417	1,750,417
Restricted Stock-Units (“RSUs”) issued under equity incentive plan(s)	7,337,651	4,443,516
	13,992,084	11,740,055

NOTE 5 – LEASES

The Company’s operating leases are for digital mining sites and its finance leases are primarily for related plant and equipment.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	For the three-months ended June 30,		For the six-months ended June 30,
	2024	2023	2024	2023
Operating lease charges (1)	$393,314	$404,778	$791,208	$811,991
Finance lease charges:
Amortization of right-of-use assets	$39,695	$8,143	$47,838	$16,287
Interest on lease obligations	$10,191	$1,310	$11,698	$4,021

(1)	Included in selling, general and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of June 30, 2024:

	Operating leases	Finance leases

Remainder of 2024	$898,516	$206,588
2025	1,728,559	413,176
2026	1,601,064	216,266
2027	1,108,025	-
Total undiscounted lease obligations	5,336,164	836,030
Less inputed interest	(1,012,995)	(107,357)
Total present value of lease liabilities	4,323,169	728,673
Less current portion of lease liabilities	1,319,040	335,513
Non-current lease liabilities	$3,004,129	$393,160

Other lease information as of June 30, 2024:

	Operating leases	Finance leases

Operating cash out flows from leases	$629,341	$123,478
Weighted-average remaining lease term (years)	3.04	1.84
Weighted-average discount rate (%)	8.6%	13.4%

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30, 2024	December 31, 2023

Plant and equipment	$10,760,644	$4,973,191
Computer equipment	176,151	125,695
Processing machines (Miners)	77,447,520	102,984,186
Modular data center	22,103,986	25,449,717
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,843,359
Low-cost assets	1,009,101	998,815
Assets under construction	-	4,764,051
Leasehold improvements	487,527	487,527
Total	121,528,719	149,825,787
Less: Accumulated depreciation	(87,886,701)	(92,085,496)
Property and equipment, net	$33,642,018	$57,740,291

The Company incurred depreciation and amortization expenses in the amounts of $4.60 million and $8.79 million for the three-month period ended June 30, 2024 and 2023, respectively. The Company incurred depreciation and amortization expenses in the amounts of $12.60 million and $16.75 million for the six-month periods ended June 30, 2024 and 2023, respectively. There were no impairment charges recognized for property and equipment for either the six-month periods ended June 30, 2024 and 2023.

NOTE 7 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded as of this time that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of June 30, 2024.

The Company recorded income tax expense of approximately (0.22)% and 0.0% of loss before income tax expense for the three-month periods ended June 30, 2024 and 2023, respectively.

	For the three-months ended June 30,
	2024	2023

Effective income tax rate	(22.28)%	0.00%

	For the six-months ended June 30,
	2024	2023

Effective income tax rate	(6.12)%	0.00%

As of June 30, 2024, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 8 – BORROWINGS

Marshall loan

The Company is the guarantor on a Secured Loan Facility Agreement by MIG No. 1 with Marshall. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $9.71 million as of June 30, 2024, all of which is classified as a current liability. There has been no principal and interest payments made since May 2023. This Secured Loan Facility Agreement was entered into with an Australian entity MIG No.1, this company was placed into a court appointed liquidation and wind-up process and was deconsolidated from the group on March 19, 2024. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 modular data centers (“MDCs”), these assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. On June 25, 2024, Marshall inspected and inventoried the miners and MDCs located at the Company’s Midland facilities but has taken no further action on the collateral at this time.  The Company is currently not utilizing these miners or MDCs for its operations and has asked Marshall to take these assets out of the Company’s storage. Marshall has not responded to the Company’s request for these miners and MDCs to be removed from the Company’s storage. The Company is reserving all its rights and remedies against Marshall.

Celsius loan

On February 23, 2022, Luna entered into a Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna a principal amount of $20.00 million, for the purpose of funding the infrastructure required to meet the obligations of the Colocation Agreement, for which Luna issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note had a maturity date of August 23, 2023, the outstanding balance including interest is $9.10 million as of June 30, 2024, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Colocation Agreement, Celsius Mining LLC advanced $15.33 million to Luna that were held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties. Pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration. On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462”. The Company opposes the claim in arbitration and on August 12, 2024, has filed responsive pleadings denying the claims and asserting affirmative defenses, including set off against the claims, and asserted cross claims against Celsius for sums due to the Company in excess of $115.00 million. This includes counter claims asserted by the Company against Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC in excess of $115.00 million for damages due to the Company, including for breach of the Colocation Agreement by Celsius. The matter is proceeding through the arbitration process.

W Capital loan

The Company is the guarantor on a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of June 30, 2024, AUD $1.86 million (USD $1.24 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps) and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023. This Secured Loan Facility Agreement was originally with Mawson Infrastructure Group Pty Ltd and this Australian entity was placed into Australian voluntary administration on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility. The Company has also corresponded with W Capital Advisory Pty Ltd and/or its representatives, the Company’s ongoing concerns about W Capital Advisory Ptv Ltd and James Manning being related parties. W Capital Advisory Pty has not responded to the Company’s concerns in a manner satisfactory to the Company.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in exchange for cash. The outstanding balance relates to the interest on the convertible note which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.10 million as of June 30, 2024, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek USD $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by its Australian entity, Mawson Infrastructure Group Pty Ltd. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company was in the United States as set forth in the agreements between the parties. Despite its objections, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due. The Company continues to believe that jurisdiction and adjudication of this matter has to be pursuant to U.S law and has to occur in the United States and the Company retain all rights and shall pursue all remedies as available under U.S. jurisdictions. The Company has also corresponded with W Capital Advisory Pty Ltd and/or its representatives, the Company’s ongoing concerns about W Capital Advisory Ptv Ltd and James Manning being related parties. W Capital Advisory Pty has not responded to the Company’s concerns in a manner satisfactory to the Company.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the six-month period ended June 30, 2024, vested and outstanding restricted stock units were settled into 873,772 shares of common stock of the Company.

Common Stock Warrants

The Company’s outstanding stock warrants have not changed during the six-months ended June 30, 2024. The outstanding stock warrants as of June 30, 2024 are 4,904,016 with a weighted average remaining contractual life (in years) of 3.15 and a weighted average exercise price of $11.07, all of which are exercisable.

Stock-Based Compensation:

Equity plans

Under the 2018 Equity Plan, the number of shares issuable under the Plan on the first day of each fiscal year increase by an amount equal to the lower of (i) 100,000 shares (after a later 10 for 1 stock split) or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year.  At the Company’s annual meeting on May 17, 2023, the stockholders approved an amendment to the 2021 Equity Plan that, amongst other things, increased the number of the shares available under the 2021 Equity Plan to 10,000,000 shares, and the shares available under the 2021 Equity Plan increased by 1,000,000 shares on January 1, 2024 to 11,000,000. Upon review of the previously granted shares in previous years and the availability of shares, on April 9, 2024, the Board of Directors approved the 2024 Omnibus Equity Plan (the “2024 Plan”) which will provide an initial 10,000,000 shares of common stock available for grant per the terms of the 2024 Plan and provides alignment with long-term stockholder value creation. The 2024 Omnibus Equity Plan was approved by the stockholders at the Company’s annual general meeting held on June 12, 2024. The 2024 Plan replaced and succeeded the Company’s 2018 Equity Incentive Plan and 2021 Equity Incentive Plan. The 2024 Plan provides that awards issued under the 2024 Plan, the 2018 Plan or the 2021 Plan that expire, lapse or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part, in any case in a manner that results in any share of Common Stock covered by such award being reacquired by the Company or otherwise not being issued, such share of Common Stock shall again be available for the grant of awards under the 2024 Plan. Further, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant to (1) satisfy the applicable exercise or purchase price of an award, and/or (2) satisfy any applicable tax withholding obligation, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the 2024 Plan. Therefore, an additional 5,000,000 shares of Common Stock are being registered hereunder for those purposes, for an aggregate of 15,000,000 shares of Common Stock being registered hereunder.

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2024 and 2023, as follows:

	For the three-months ended June 30,		For the six-months ended June 30,
	2024	2023	2024	2023
Performance-based restricted stock awards	$20,173	$166,779	$76,155	$333,558
Service-based restricted stock awards	854,866	19,997	7,035,394	49,992
Stock issued to consultants	-	-	-	307,069
Warrant expense	-	500,500	-	1,001,000
Option expense*	178,209	-	(1,156,818)	-
Total stock-based compensation**	$1,053,248	$687,276	$5,954,731	$1,691,619

*	The option expense for the six-month period to June 30, 2024 contains a reversal of stock-based compensation expenses from 2023 for cancelled option awards, offset by option expense incurred during the period.

**	Stock-based compensation expense in the consolidated, condensed unaudited statement of operations includes $5.95 million of stock-based compensation, less $0.93 million for surrendered shares.

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The following table presents a summary of the Company’s performance-based awards restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	75,545	8.58
Expired/forfeited	(3,444)	-
Outstanding as of June 30, 2024	72,101	8.06
Exercisable as of June 30, 2024	61,617	6.91

Service-based restricted stock awards

Service-based awards generally vest over a specified time period and as determined by the Compensation Committee of the Board of Directors and/or as specified in the award agreements or employment agreements.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	5,242,393	2.28
Issued	3,505,383	-
Exercised	(1,482,226)	-
Outstanding as of June 30, 2024	7,265,550	1.48
Exercisable as of June 30, 2024	135,199	0.02

As of June 30, 2024, there was approximately $2.03 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately eleven months.

Stock options awards

Stock options awards vest upon the successful completion of specified stock price threshold conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,500,417	$1.23	9.70	$6,923,000
Cancelled	(1,750,000)	0.94	-	-
Outstanding as of June 30, 2024	1,750,417	$0.56	9.40	$1,533,000
Exercisable as of June 30, 2024	417	$0.01	-	$-

As of June 30, 2024, there was approximately $0.36 million of unrecognized compensation cost related to the stock options awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately eight months.

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2024, Mawson Hosting, LLC (the “Service Provider”), and Krypton Technologies LLC (the “Customer”), executed a Service Framework Agreement for the provision of certain colocation services (the “Agreement”). In accordance with the terms of the Agreement, Service Provider will provide Customer with colocation services for approximately 20MW at Service Provider’s Midland Pennsylvania site. The Agreement provides for Service Provider to provide colocation services to Customer for 12 months and the parties can extend further upon mutual agreement.

On July 1, 2024, the Board approved the following equity compensation awards to the following named executive officers:

Name:	Role/Title:	RSU Awards(1)		Stock Options(1)(2)
Kaliste Saloom	General Counsel and Corporate Secretary	144,093	(3)

William ‘Sandy’ Harrison	Chief Financial Officer	792,508	(3)
		16,424	(4)

Rahul Mewawalla	Director, CEO, President	2,881,845	(3)	1,750,000	(5)
		1,801,153	(6)

Craig Hibbard	Chief Development Officer	31,142	(6)

(1)	RSUs and Option awards were made under and subject to the Company’s 2024 Omnibus Equity Incentive Plan (the “2024 Plan”).
(2)	Stock option grants were made on the form of Stock Option Grant Notice and Option Agreement filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed June 21, 2024.
(3)	Restricted stock units vest in four equal installments on August 26, 2025, August 25, 2026, August 24, 2027 and August 23, 2028.
(4)	Restricted stock units vest fully on July 1, 2024.
(5)	Stock Option vests in the following amounts when the fair market value of Company’s share (as measured on each trading day) averaged over the preceding ten trading days has reached or exceeded the corresponding price as follow: 500,000 Shares vest at price of $1.89, 400,000 Shares vest at price of $2.30, 300,000 Shares vest at $3.60, 200,000 Shares vest at price of $4.70, 100,000 Shares vest at price of $6.00, 100,000 Shares vest at price of $7.10, 100,000 Shares vest at price of $8.20, and 50,000 Shares vest at price of $9.40. Provided that if the corresponding price vesting condition is met prior to January 1, 2025, such portion of the option shall vest on January 1, 2025. In addition, if the Company undergoes or upon a change in control, all Options shall be fully and immediately accelerated.
(6)	Restricted stock units vest fully on July 1, 2024.

On July 16, 2024, the Company filed a suit for damages in excess of $2.00 million against CleanSpark, Inc. And CSRE Properties Sandersville, LLC before the United States District Court in the Southern District of New York in the matter entitled “Mawson Infrastructure Group, Inc. And Luna Squares, LLC v. CleanSpark, Inc. And CSRE Properties Sandersville, LLC, Civil Action No. 1:24-cv-5379. The Company is seeking $2.00 million for breach of contract for failing to pay for an energy earnout provision contained in the Purchase and Sale Agreement dated September 8, 2022, between the parties. The matter is proceeding through the court system.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462”. The Company opposes the claim in arbitration and on August 12, 2024, has filed responsive pleadings denying the claims and asserting affirmative defenses, including set off against the claims, and asserted cross claims against Celsius for sums due to the Company in excess of $115.00 million. This includes counter claims asserted by the Company against Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC in excess of $115.00 million for damages due to the Company, including for breach of the Colocation Agreement by Celsius. The matter is proceeding through the arbitration process.

On August 9, 2024, Mawson Hosting, LLC (the “Service Provider”), and BE Global Development Limited (the “Customer”), executed a Service Framework Agreement for the provision of certain colocation services (the “Agreement”). In accordance with the terms of the Agreement, Service Provider will license a portion of the Service Provider Co-Location Space to Client and provide Client with internet service and twenty 20MW of electrical power. The Agreement provides for Service Provider to provide colocation services to Customer for 6 years and the parties can extend further upon mutual agreement. In addition, the Company and the Customer also entered into an additional non-binding Letter of Intent to supplement the binding 20 MW Agreement, to plan for further expansion of their business relationship to a total of 144 MW over time. Revenue subject to change depending on operating capacity ramp up timeframes as well as potential colocation rate updates every two years as per the Agreement

Regarding the Company’s Midland, Pennsylvania facility, on May 7, 2024, the Company issued to the landlord a notice of intent to renew the lease. The renewal will begin immediately on expiration of the original term of the Lease which ends on September 14, 2024, and shall be in effect for an additional term of three years, from September 15, 2024 through September 14, 2027. The landlord has indicated their willingness to renew the lease on terms acceptable to the Company and the Company plans to execute the lease renewal per the terms offered by the landlord.

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

This report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, identify important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth herein under Item 1A. “Risk Factors” below, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The risk factors included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to growth in blockchain and bitcoin usage;

-	high volatility in bitcoin and other digital assets’ prices and in value attributable to our business;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities;

-	the evolution of AI and HPC market and changing technologies;

-	the slower than expected growth in demand for AI, HPC and other accelerated computing technologies than expected;

-	the ability to timely implement and execute on AI and HPC digital infrastructure;

-	the ability to timely complete the digital infrastructure build-out in order to achieve its revenue expectations for the periods mentioned;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	downturns in the digital assets industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	access to reliable and reasonably priced electricity sources;

-	our reliance on key management personnel and employees;

-	cyber-security threats;

-	operational, maintenance, repair, safety, and construction risks;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	counterparty risks related to our customers, agreements and/or contracts;

-	adverse actions by creditors, debt providers, or other parties;

-	changes to the Bitcoin and/or other network’s protocols and software;

-	the decrease in the incentive or increased difficulty to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	future digital asset, technological and digital asset development;

-	our ability to develop and execute on our business strategy and plans;

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the risk factors set out herein in Item 1A. Risk Factors and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Mawson is a corporation incorporated in Delaware in 2012. On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. Mawson was previously known as Wize Pharma Inc and changed its name on March 17, 2021. Shares of Mawson’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021.

The Company has 3 primary lines of business – its digital co-location business, digital assets self-mining business, and energy management business.

Throughout this filing, we use the term Bitcoin (with a capital “B”) to represent the overall concept of Bitcoin, including the technology, protocol, and the entire ecosystem. The term bitcoin (with a lower case “b”) refers to the digital bitcoin currency or token.

The Company develops and operates next generation digital infrastructure platforms for digital colocation services, and digital assets mining activities including on the Bitcoin blockchain network. The Company also provides digital infrastructure services for its colocation customers that use computational machines through our digital infrastructure platforms. The Company also has an energy management program through which it can receive net energy benefits in exchange for curtailing the power the Company utilizes from the grid in response to instances of high electricity demand.

The Company may also transact in digital assets mining, data center infrastructure and related equipment periodically, subject to prevailing market conditions. The Company designs, develops, operates, and manages its next generation digital infrastructure platforms to responsibly support digital assets such as the Bitcoin network and other digital assets by contributing to the scale, structure, and decentralization of these networks and optimizing energy consumption. The Company contributes to the ecosystem and growth of digital assets as there continues to be a global transition to the new digital economy.

The Company strives to operate and invest in markets and communities that offer low or zero carbon renewable energy sources and participate in energy management activities. The Company invests in the communities in which it operates and supports our broader ecosystem.

The Company seeks to power our operations and facilities with renewable or sustainable power to further support our sustainability priorities.

The Company may also operate in related and adjacent businesses, including transacting in new and used digital asset mining and modular data centers (“MDCs”) or other equipment on a periodic basis, subject to prevailing market conditions and any surplus the Company may be experiencing.

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

On April 19, 2024, a civil suit entitled “Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc.” was filed in the US District Court, Southern District of New York under Civil Action No. 1:24-cv-02976 with the Plaintiff claiming alleged merchandise price and incidental damages of $115,500, alleged consequential damages due to lost profits of $358,689, and other alleged, non-specified damages, for alleged claims of non-payment. Mawson Bellefonte, LLC is a Delaware subsidiary of the Company. Mawson Bellefonte and the Company  intends to defend against all alleged claims made related to this matter. The company also reserves and retains all rights against Blockware Solutions, LLC.

On June 12, 2024, the Company held its 2024 annual meeting of stockholders. At the Annual Meeting, among other things, the stockholders also adopted and approved the Company’s new 2024 Omnibus Equity Incentive Plan

On July 1, 2024, the Board approved the following equity compensation awards to the following named executive officers:

Name:	Role/Title:	RSU Awards(1)		Stock Options(1)(2)
Kaliste Saloom	General Counsel and Corporate Secretary	144,093	(3)

William ‘Sandy’ Harrison	Chief Financial Officer	792,508	(3)
		16,424	(4)

Rahul Mewawalla	Director, CEO, President	2,881,845	(3)	1,750,000	(5)
		1,801,153	(6)

Craig Hibbard	Chief Development Officer	31,142	(6)

(1)	RSUs and Option awards were made under and subject to the Company’s 2024 Omnibus Equity Incentive Plan (the “2024 Plan”).
(2)	Stock option grants were made on the form of Stock Option Grant Notice and Option Agreement filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed June 21, 2024.
(3)	Restricted stock units vest in four equal installments on August 26, 2025, August 25, 2026, August 24, 2027 and August 23, 2028.
(4)	Restricted stock units vest fully on July 1, 2024.
(5)	Stock Option vests in the following amounts when fair market value of Company’s share (as measured on each trading day) averaged over the preceding ten trading days has reached or exceeded the corresponding price as follow: 500,000 Shares vest at price of $1.89, 400,000 Shares vest at price of $2.30, 300,000 Shares vest at $3.60, 200,000 Shares vest at price of $4.70, 100,000 Shares vest at price of $6.00, 100,000 Shares vest at price of $7.10, 100,000 Shares vest at price of $8.20, and 50,000 Shares vest at price of $9.40. Provided that if the corresponding price vesting condition is met prior to January 1, 2025, such portion of the option shall vest on January 1, 2025. In addition, if the Company undergoes or upon a change in control, all Options shall be fully and immediately accelerated.
(6)	Restricted stock units vest fully on July 1, 2024.

On July 1, 2024, Mawson Hosting, LLC (the “Service Provider”), and Krypton Technologies LLC (the “Customer”), executed a Service Framework Agreement for the provision of certain colocation services (the “Agreement”). In accordance with the terms of the Agreement, Service Provider will provide Customer with colocation services for approximately 20MW at Service Provider’s Midland PA site. The Agreement provides for Service Provider to provide colocation services to Customer.

Results of Operations – Three-months Ended June 30, 2024 compared to the three-months ended June 30, 2023

	For the three-months Ended June 30,
	2024	2023
Revenues:
Digital Assets mining revenue	$3,248,084	$4,896,521
Hosting Co-location revenue	8,131,439	4,594,752
Net energy benefits	1,732,596	1,017,678
Sale of equipment	-	42,584
Total revenues	13,112,119	10,551,535
Less: Cost of revenues (excluding depreciation)	8,794,642	7,028,458
Gross Profit	4,317,477	3,523,077
Selling, general and administrative	3,642,157	6,265,256
Stock based compensation	1,053,248	687,276
Depreciation and amortization	4,604,334	8,789,755
Change in fair value of derivative asset	1,775,103	5,444,300
Total operating expenses	11,074,842	21,186,587
Loss from operations	(6,757,365)	(17,663,510)
Non-operating income/ (expense):
Losses on foreign currency transactions	(285,530)	(397,165)
Interest expense	(752,945)	(647,062)
Profit on sale of site	-	2,562,283
Loss on deconsolidation	(84,744)	-
Gain or loss on sale of investments	-	-
Other costs	(9,913)	-
Other income	24,523	252,363
Share of net loss of equity method investments	-	-
Total non-operating income/ (expense):	(1,108,609)	1,770,419
Loss before income taxes	(7,865,974)	(15,893,091)
Income tax expenses	(1,752,719)	(1,756,371)
Net Loss	(9,618,693)	(17,649,462)
Loss attributable to noncontrolling interests	-	(305,556)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(9,618,693)	$(17,343,906)
Net Loss per share, basic & diluted	$(0.55)	$(1.12)
Weighted average number of shares outstanding	17,412,862	15,527,824

Revenues

Digital colocation services revenues for the three-months ended June 30, 2024 and 2023, were $8.13 million and $4.59 million, respectively. This represented an increase of $3.54 million or 77%. The increase in revenue was due to the Company providing colocation services to multiple colocation customers.  For the same period of 2023, the Company only provided colocation services to a single customer. The Company expects to continue to diversify its colocation services customer base to manage its exposure or dependance to any specific customer, as well as to expand its agreements to potentially include enterprise customers mining digital assets other than bitcoin or for other compute purposes.

Digital assets self-mining revenues from the production of bitcoin for the three-months ended June 30, 2024, and 2023, were $3.25 million and $4.90 million, respectively, and represented a decrease of $1.65 million or 34%. The decrease for the three-months ended June 30, 2024, was due in large part to the impact of the April 2024 halving event, and a higher global network difficulty rate in the three-months ended June 30, 2024 compared to the same period in 2023, which led to lower bitcoin production from self-mining. The total bitcoin produced in the three-months ended June 30, 2024 period totaled 49 bitcoin versus 182 bitcoin in the three-months ended June 30, 2023 period; a decrease of 73% bitcoin produced over the respective period. In the three-months ended June 30, 24 period, the Company also expanded its colocation services business absorbing some of its digital asset self-mining capacity. The decrease in digital asset self-mining revenue for the period was slightly offset by the average price of bitcoin increasing. During the three-months ended June 30, 2023, the average price of bitcoin was $28,027, whereas the average price of bitcoin during the three-months ended June 30, 2024, was $65,657. The Company believes its digital assets self-mining revenue may continue to fluctuate with bitcoin pricing and market conditions as the bitcoin industry works through the expected volatility associated with and post the April 2024 halving event.

Net energy benefits revenues for the three-months ended June 30, 2024 and 2023, were $1.73 million and $1.02 million, respectively. This represented an increase of $0.71 million or a 70% increase. This increase is due to the Company participating more in energy management programs in the three-months ended June 30, 2024 than in the 2023 period. The revenue opportunity from net energy benefits is expected to be impacted by seasonal patterns and other weather-related events as well as the dynamic nature of power prices.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock-based compensation; change in fair value of derivative asset; and depreciation and amortization.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital asset mining and digital  colocation services and cost of mining equipment sold.

Cost of revenue for the three-months ended June 30, 2024 and 2023, were $8.79 million and $7.03 million, respectively. The increase in cost of revenue was primarily attributable to an increase in power costs related to the increase in energy used to operate the colocated mining equipment for our enterprise colocation customers within our facilities.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: audit; legal; professional services, employee and director compensation, equipment repairs; marketing; freight; insurance; consultant fees; lease amortization, general and other expenses.

Selling, general and administrative expenses for the three-months ended June 30, 2024 and 2023 were $3.64 million and $6.27 million, respectively, which is a reduction of $2.62 million from period to period. The decrease in these expenses is primarily attributable to reduced freight costs, lower marketing and travel expenses and lower employee compensation expenses including payroll costs; due to cost reduction and optimization actions that the Company had previously undertaken.

Stock based compensation

Stock based compensation expenses for the three-months ended June 30, 2024 and 2023 were $1.05 million and $0.69 million, respectively. In the three-months ended June 30, 2024, stockbased compensation expense was attributable to the costs recognized in relation to long-term incentives for the Company’s directors, management, and employees and to align incentives with long-term stockholder value creation.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware, MDC equipment and other data center infrastructure.

Depreciation and amortization for the three-months ended June 30, 2024 and 2023, were $4.60 million and $8.79 million, respectively. The lower depreciation and amortization expense is the result of an increased number of the Company’s digital asset mining hardware being fully depreciated and lower number of digital asset miners for the three-months ended June 30, 2024 following the deconsolidation of MIG No. 1 Pty Ltd during the three-months ended March 31, 2024.

Change in fair value of derivative asset

During the three-months ended June 30, 2024 and 2023, there was a loss on the fair value of the derivative asset by $1.78 million and a loss of $5.44 million, respectively, in relation to our power supply arrangements. The loss on the derivative asset was due to a decrease expected in the price of energy costs in 2024 and decrease in the amount of time remaining for the derivative asset.

Non-operating expenses

Non-operating expenses consist primarily of interest expenses, loss on deconsolidation and other expenses.

Interest expenses for the three-months ended June 30, 2024 and 2023, were $0.75 million and $0.65 million, respectively.

During the three-months ended June 30, 2024, the Company recognized a deconsolidation loss of $0.08 million. This loss was as a result of two Australian entities and subsidiaries, Mawson AU Pty Ltd and Mawson Services Pty Ltd proceeding through into Australian court appointed liquidation and accordingly these subsidiaries were deconsolidated. The deconsolidation loss recorded was due to the removal of the net assets and certain liabilities of the subsidiaries from the condensed consolidated financial statements. See Note 3 - Subsidiary Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion.

Non-operating income

Non-operating income consists primarily of gain on foreign currency transactions and other income.

During the three-months ended June 30, 2024 and 2023, the realized and unrealized gain on foreign currency transactions was a loss of $0.29 million and a loss of $0.40 million, respectively. This difference was due mostly to the movement in foreign exchange rates.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $9.62 million for the three-months ended June 30, 2024, compared to a net loss of $17.34 million for the three-months ended June 30, 2023.

Results of Operations – Six-months Ended June 30, 2024 compared to the six-months ended June 30, 2023

	For the six-months Ended June 30,
	2024	2023
Revenues:
Digital Assets mining revenue	$10,762,847	$7,652,521
Hosting Co-location revenue	16,365,480	8,917,306
Net energy benefits	4,205,101	1,458,734
Sale of equipment	550,000	193,581
Total revenues	31,883,428	18,222,142
Less: Cost of revenues (excluding depreciation)	20,580,810	11,706,460
Gross Profit	11,302,618	6,515,682
Selling, general and administrative	7,105,757	11,242,674
Stock-based compensation	5,954,731	1,691,619
Depreciation and amortization	12,595,980	16,752,279
Change in fair value of derivative asset	88,950	6,125,525
Total operating expenses	25,745,418	35,812,097
Loss from operations	(14,442,800)	(29,296,415)
Non-operating income/ (expense):
Losses on foreign currency transactions	(124,588)	(815,382)
Interest expense	(1,486,703)	(1,546,114)
Profit on sale of site	-	3,353,130
Loss on deconsolidation	(12,010,652)	-
Gain or loss on sale of investments	-	1,437,230
Other costs	(19,687)	-
Other income	189,784	177,941
Share of net loss of equity method investments	-	(36,356)
Total non-operating income/ (expense):	(13,451,846)	2,570,449
Loss before income taxes	(27,894,646)	(26,725,966)
Income tax expenses	(1,693,332)	(2,304,454)
Net Loss	(29,587,978)	(29,030,420)
Loss attributable to noncontrolling interests	(205,086)	(584,489)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(29,382,892)	$(28,445,931)
Net Loss per share, basic & diluted	$(1.73)	$(1.93)
Weighted average number of shares outstanding	17,028,786	14,744,915

Revenues

Digital colocation services revenues for six-months ended June 30, 2024 and 2023, were $16.37 million and $8.92 million, respectively, representing an increase of $7.45 million or 84%. The increase in revenue was due to the significant increase in the colocation business during the six-months ended June 30, 2024, where the Company provided colocation services to multiple colocation customers, whereas for the six-months ended June 30, 2023 the Company provided colocation services to a single customer and began transitioning those services to its Pennsylvania facilities in early 2023 from its prior Georgia facilities that it exited in late 2022.

Digital assets self-mining revenues from production of bitcoin for the six-months ended June 30, 2024, and 2023, were $10.76 million and $7.63 million, respectively, representing an increase of $3.11 million or 41% over the prior period.

Net energy benefits revenues for the six-months ended June 30, 2024 and 2023, were $4.21 million and $1.46 million, respectively, representing an increase of $2.75 million or an 188% increase. This increase is due to the Company’s greater participation in energy management programs.

Sales of digital mining and other equipment for the six-months ended June 30, 2024 and 2023, were $0.55 million and $0.19 million, respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock-based compensation; change in fair value of derivative asset; and depreciation and amortization.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital assets mining and colocation services and cost of mining equipment sold.

Cost of revenue for the six-months ended June 30, 2024 and 2023, were $20.58 million and $11.71 million, respectively. The increase in cost of revenue was primarily attributable to an increase in power costs related to the energy used to operate the Company’s mining equipment and customer colocated mining equipment within our facilities.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: audit; legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization, director and employee compensation, general and other expenses.

Selling, general and administrative expenses for the six-months ended June 30, 2024 and 2023 were $7.11 million and $11.24 million, respectively, which is a reduction of $4.14 or 37% million from period to period. The decrease is primarily attributable to lower employee compensation expenses including payroll costs, lower doubtful debt expense, reduced freight costs, lower marketing and travel expenses also driven by the cost reduction and optimization actions that the Company had previously undertaken.

Stock-based compensation

Stock-based compensation expenses for the six-months ended June 30, 2024 and 2023 were $5.95 million and $1.69 million, respectively. In the six-months ended June 30, 2024, stock-based compensation was attributable to costs recognized in relation to long-term incentives for the Company’s directors and employees and to align incentives with long-term stockholder value creation.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and MDC equipment.

Depreciation and amortization for the six-months ended June 30, 2024 and 2023, were $12.60 million and $16.75 million, respectively.

Change in fair value of derivative asset

During the six-months ended June 30, 2024 and 2023, there was a loss on the fair value of the derivative asset by $0.09 million and a loss of $6.13 million, respectively, in relation to our power supply arrangements. The loss on the derivative asset was due to the passage of time offset by an increase in the price of energy costs in 2024.

Non-operating expenses

Non-operating expenses consist primarily of interest expenses, loss on deconsolidation and other expenses.

Interest expenses for the six-months ended June 30, 2024 and 2023, were $1.49 million and $1.55 million, respectively. This decrease of $0.06 million was attributable to the paydown of debt during 2023 and 2024.

During the six-months ended June 30, 2024, the Company recognized a deconsolidation loss of $12.01 million. This loss was as a result of three Australian entities and subsidiaries, MIG No.1 Pty Ltd, Mawson AU Pty Ltd and Mawson Services Pty Ltd going into Australian court appointed liquidation and accordingly these subsidiaries were deconsolidated. The deconsolidation loss recorded was due to the removal of the net assets and certain liabilities of this subsidiary from the condensed consolidated financial statements. See Note 3 - Subsidiary Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion.

Non-operating income

Non-operating income consists primarily of gain on foreign currency transactions and other income.

During the six-months ended June 30, 2024 and 2023, the realized and unrealized loss on foreign currency transactions was a loss of $0.12 million and a loss of $0.82 million, respectively. This difference was due mostly to the movement in foreign exchange rates.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $29.38 million for the six-months ended June 30, 2024, compared to a net loss of $28.45 million for the six-months ended June 30, 2023.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure. For the six-month period ended June 30, 2024, we financed our operations primarily through net cash provided by operating activities of $4.34 million and other cash reserves. During the six-months ending June 30, 2024, the Company repaid $0.50 million of principal payments against previous facilities provided by W Capital Advisors Pty Ltd.

On May 27, 2022, the Company entered an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), and filed a prospectus supplement, to sell shares of our Common Stock through an “at the market offering” program as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which reduced the number of shares of Common Stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9.00 million from time to time. Sales of shares of Common Stock pursuant to the ATM Agreement are currently inactive and have been inactive since May 3, 2023. If and when the Company reactivates sales under the ATM Agreement, the Company still expects limitations related to General Instruction I.B.6 of Form S-3, which is referred to as the “baby shelf” rules.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, further issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities are expected to be adequate to fund our longer-term operations needed over the next twelve-months. For our business growth, it is expected we may continue investing in expanding our infrastructure, expanding and/or upgrading our miners, and/or other equipment and will require additional working capital in the short-term and long-term. As of June 30, 2024, we had an aggregate of $20.15 million of debt all of which is overdue for repayment unless we refinance or renegotiate the terms. In addition, the Celsius deposit of $15.33 million is the subject of an ongoing legal dispute. The Company reserves and retains all its legal rights and remedies under applicable law related to the debt, deposit and other related matters.

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

Working Capital and Cash Flows

As of June 30, 2024 and December 31, 2023, we had a cash and cash equivalent balance of $6.78 million and $4.48 million, respectively, representing an increase of 52% in our cash and cash equivalent balance. As of June 30, 2024 and December 31, 2023, the trade receivables balance was $11.19 million and $12.11 million, respectively. As of June 30, 2024, we had $20.12 million of outstanding short-term borrowings, and as of December 31, 2023, we had $19.35 million of short-term borrowings. The short-term borrowings as of June 30, 2024, relate to Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd (these loans are currently in default, refer to Material Cash Requirements section below for more information). As of June 30, 2024 and December 31, 2023, we had negative working capital of $34.50 million and $33.18 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the years ending June 30, 2024 and 2023:

	Six-Months Ended June 30,
	2024	2023

Net cash provided by (used in) operating activities	$4,344,563	$(4,192,480)
Net cash provided by (used in) investing activities	$(1,415,281)	$10,767,041
Net cash used in financing activities	$(623,478)	$(1,893,177)

For the six-month period ended June 30, 2024, net cash provided by operating activities was $4.34 million and for the six-months period ended June 30, 2023, net cash used operating activities was $4.19 million. The increase in net cash provided by operating activities was attributable to operations and timing differences in trade and other receivables and trade and other payables amongst other factors.

For the six-month period ended June 30, 2024, net cash used in investing activities was $1.42 million and for the six-month period ended June 30, 2023, net cash provided by investing activities was $10.77 million. The net cash used in investing activities during the six-months ended June 30, 2024, was primarily attributable to the proceeds from sale of certain non-utilized equipment. The net cash provided by investing activities during the six-month period to June 30, 2023 was primarily attributable to the proceeds from sale of investment shares in CleanSpark, Inc.

For the six-month period ended June 30, 2024, net cash used in financing activities was $0.62 million and for the six-month period ended June 30, 2023, net cash used in financing activities was $1.89 million. The cash used in financing activities during the six-month period ended June 30, 2024, was primarily attributable to the repayment of borrowings.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations.

The Company is the guarantor on a Secured Loan Facility Agreement by MIG No. 1 with Marshall. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments commencing that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $9.71 million as of June 30, 2024, all of which is classified as a current liability. There has been no principal and interest payments made since May 2023. This Secured Loan Facility Agreement was entered into with an Australian entity MIG No.1, this company was placed into a court appointed liquidation and wind-up process and was deconsolidated from the group on March 19, 2024. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 modular data centers (“MDCs”), these assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. The Company also reserves and retains all rights against Marshall.

On February 23, 2022, Luna entered into a Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna a principal amount of $20.00 million, for the purpose of funding the infrastructure required to meet the obligations of the Colocation Agreement, for which Luna issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note had a maturity date of August 23, 2023, the outstanding balance including interest is $9.10 million as of June 30, 2024, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Colocation Agreement, Celsius Mining LLC advanced $15.33 million to Luna that were held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties. On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462”. The Company opposes the claim in arbitration and on August 12, 2024, has filed responsive pleadings denying the claims and asserting affirmative defenses, including set off against the claims, and asserted cross claims against Celsius for sums due to the Company in excess of $115.00 million. This includes counter claims asserted by the Company against Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC in excess of $115.00 million for damages due to the Company, including for breach of the Colocation Agreement by Celsius. The matter is proceeding through the arbitration process.

The Company is the guarantor on a Secured Loan Facility Agreement for working capital by an Australian entity Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of June 30, 2024, AUD $1.86 million (USD $1.24 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps) and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023. This Secured Loan Facility Agreement was originally with Mawson Infrastructure Group Pty Ltd and this Australian entity was placed into Australian voluntary administration on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility. The receiverships of these two Australian companies are proceeding, and the Company is dependent on the appointed receivers and managers to send information on their respective status.

On July 8, 2022, the Company issued secured convertible promissory notes to investors in exchange for cash. The outstanding balance relates to the interest on the convertible note which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.10 million as of June 30, 2024, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek USD $0.17 million as unpaid interest for the convertible note and AUD $0.30 million under the loan deed, plus interest and costs. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company was in the United States as set forth in the agreements between the parties. Despite its objections, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due. The Company continues to believe that jurisdiction and adjudication of this matter has to be pursuant to U.S law and has to occur in the United States and the Company retain all rights and shall pursue all remedies as available under U.S. jurisdictions.

Financial condition

As of June 30, 2024, and December 31, 2023, we had negative working capital of $34.50 million and $33.18 million, respectively. As of June 30, 2024, and December 31, 2023, we had net assets of $4.40 million and $30.38 million, respectively. As of June 30, 2024, we had an accumulated deficit of $212.05 million compared to $182.67 million as of December 31, 2023. Our cash position of June 30, 2024, was $6.78 million in comparison to $4.48 million as of December 31, 2023. For the six-month period ended June 30, 2024 and 2023 the Company incurred a loss after tax of $29.38 million and $29.03 million, respectively. Included in trade and other receivables is a $2.00 million payment due and pending from CleanSpark, Inc. for the sale of the Georgia facility. CleanSpark, Inc has disputed the obligation to make this payment. On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc and CSRE with the United States District Court for the Southern District of New York in the matter entitled, “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC” under Civil Action Number 1:24-cv-5379 for claims and payments due to the Company in excess of $2.00 million. The matter is proceeding through the court system.

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

The Company continues to take steps to preserve cash by optimizing costs and negotiating with its suppliers to improve or extend their terms of trade. The Company has been improving its revenue generation by improving the efficiency of its operations and adding multiple, institutional colocation services customers. The Company will continue to seek to optimize its cashflows through these and other initiatives.

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

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2024	2023	2024	2023
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	$(9,618,693)	$(17,649,462)	$(29,587,978)	$(29,030,420)
Share of net loss of equity method investments	-	-	-	36,356
Depreciation and amortization	4,604,334	8,789,755	12,595,980	16,752,279
Stock based compensation	1,053,248	687,276	5,954,731	1,691,619
Losses on foreign currency transactions	285,530	397,165	124,588	815,382
Other non-operating income	(24,523)	(252,363)	(189,784)	(177,941)
Other non-operating expenses	762,858	647,062	1,506,390	1,546,114
Change in fair value of derivative asset	1,775,103	5,444,300	88,950	6,125,525
Income tax	1,752,719	1,756,371	1,693,332	2,304,454
Loss on deconsolidation	84,744	-	12,010,652	-
EBITDA (non-GAAP)	$675,320	$(179,896)	$4,196,861	$63,368

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Board of Directors, the Board Committee(s) and management team, including our Chief Executive Officer and President (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024, including the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Whilst remediation actions are ongoing and controls have been implemented across multiple business processes, the material weaknesses in our internal control over financial reporting and information technology will not be considered remediated, until controls have operated for a sufficient period of time and have been tested for and concluded to be operating effectively. As operating effectiveness testing has not been concluded as of the date of this report, we continue to disclose the following material weaknesses.

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

Data from third parties. The Company does not have the resources and personnel to fully execute its designed controls to ensure that data received from third parties was validated, complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and colocation revenue, net energy benefits, and digital asset assets.

Fixed asset verification. The Company does not have the resources and personnel to fully execute its designed controls around physical asset verification. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective as of June 30, 2024, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been made a defendant in certain legal proceedings which may have in the future or have had in the recent past significant effects on our financial position or profitability. On July 13, 2022, Celsius Mining LLC and Celsius Network LLC and other related entities (collectively, “Celsius”), filed for bankruptcy relief under Chapter 11. On November 23, 2023, Celsius filed an adversary proceeding in its Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York (the “Court”), Case No. 22-10964 against Mawson, and Mawson’s subsidiaries Luna Squares LLC and Cosmos Infrastructure LLC, asserting various claims related to the alleged breach of a Colocation Agreement and Secured Promissory Note. Adv. Case No. 23-01202, claiming it is owed approximately $8.00 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denied that Celsius is entitled to the relief it seeks in the adversary proceeding and sought to have the matter removed from the adversary proceeding to arbitration based on the arbitration clause contained in one of the transaction’s agreements. Pursuant to court order dated April 22, 2024, the Celsius adversarial proceedings against Luna Squares and Mawson was dismissed pursuant to the Company’s successful motion to compel arbitration.   On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462”. The Company opposes the claim in arbitration and on August 12, 2024, has filed responsive pleadings denying the claims and asserting affirmative defenses, including set off against the claims, and asserted cross claims against Celsius for sums due to the Company in excess of $115.00 million. This includes counter claims asserted by the Company against Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC in excess of $115.00 million for damages due to the Company, including for breach of the Colocation Agreement by Celsius. The matter is proceeding through the arbitration process.

On December 22, 2023, Mawson Infrastructure Group Inc. and Luna Squares LLC made formal demand on CleanSpark Inc. and CSRE Properties Sandersville, LLC for $2.00 million for breach of contract for failing to pay for an energy earnout provision contained in the Purchase and Sale Agreement dated September 8, 2022, between the parties. CleanSpark, Inc has disputed the obligation to make this payment. On January 12, 2024, the Company filed formal arbitration before the American Arbitration Association. On February 5, 2024, CleanSpark, Inc and CSRE filed a motion objecting to jurisdiction of the arbitration proceedings. On May 1, 2024, the appointed arbitrator ruled that it did not have jurisdiction to hear the matter, referring any disputes to the appropriate civil court. The ruling did not address the merits of the Company’s claims. On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc and CSRE with the United States District Court for the Southern District of New York in the matter entitled, “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC” under Civil Action Number 1:24-cv-5379 for claims and payments due to the Company in excess of $2.00 million. The matter is proceeding through the court system.

On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek US $0.167 million as unpaid interest under a convertible note after the Company paid in full the principal of US $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by its Australian entity, Mawson Infrastructure Group Pty Ltd. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company was in the United States as set forth in the agreements between the parties. Despite its objections to jurisdiction, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.167 million as unpaid interest under a convertible note after the Company paid in full the principal of US $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due. The Company continues to believe that jurisdiction and adjudication of this matter has to be pursuant to U.S law and has to occur in the United States and the Company retain all rights and shall pursue all remedies as available under U.S. jurisdictions. The Company has also corresponded with W Capital Advisory Pty Ltd and/or its representatives, the Company’s ongoing concerns about W Capital Advisory Ptv Ltd and James Manning being related parties. W Capital Advisory Pty has not responded to the Company’s concerns in a manner satisfactory to the Company.

The Company and some of its subsidiaries or entities including Australian entities, are currently in disputes, as outlined below. These disputes may be in or may lead to litigation.

On January 8, 2024, a commercial demand was made Flynt ICS Pty Ltd to the Company’s subsidiary and an Australian entity, MIG No. 1 Pty Ltd, for $0.13 million, for alleged claimed sums due under a service agreement. As determined by the Audit Committee’s investigation into Mr. James Manning, Flynt ICS Pty Ltd is a party related to Mr. James Manning, a former director and executive of the Company. On March 19, 2024, MIG No.1 Pty Ltd was placed into an Australian court appointed liquidation and wind-up process. See Note 3 - Subsidiary Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion. The Company has ongoing concerns about Flynt ICS Pty Ltd and James Manning being related parties. Flynt ICS Pty Ltd has not responded to the Company’s concerns in a manner satisfactory to the Company.

On February 1, 2024, a former independent contractor, Noam Danenberg, through his professional company, N. Danenberg Holding (2000) Ltd, apparently filed a civil suit in Tel Aviv Israel against the Company for an alleged US $0.01 million in alleged fees and other benefits. The Company has never been formally served nor has it submitted to jurisdiction in Israel.

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

On January 3, 2024, W Capital put Mawson on notice of its intent to collect what it asserts are past due amounts for the following claims as of December 31, 2023: (a) principal and interest payable on the Loan Amount advanced to Mawson under a variation deed, amounting to $1.30 million (AU $1.90 million); (b) the principal amount advanced under convertible note, amounting to US $0.50 million; and (c) interest payable on the principal amount advanced under a convertible note, amounting to $0.07 million. W Capital is also claiming issuance of an alleged 1,500,000 shares of the Company. The Company paid to W Capital US $0.50 million on March 6, 2024, and is reserving all of its rights and remedies as they pertain to W Capital’s alleged claims for additional AU $1.30 million and 1,500,000 shares which the Company disputes. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW, in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek US $0.17 million as alleged unpaid interest under a convertible note after the Company paid in full the principal of US $0.50 million, and an alleged AUD $0.30 million under a loan deed, plus interest and costs for sums allegedly due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by Australian entity, Mawson Infrastructure Group Pty Ltd. As noted previously in the Company’s Current Report on Form 8-K filed on March 29, 2024, the Company, pursuant to Australian law, on March 28, 2024, sent a preliminary discovery notice to W Capital to obtain documents and materials to investigate and ascertain if W Capital is a related party to Mr. James Manning, the Company’s former director and executive, and to investigate and ascertain if transactions between W Capital Advisors Pty Ltd and the Company were related party transactions. The Company has also corresponded with W Capital Advisory Pty Ltd and/or its representatives, the Company’s ongoing concerns about W Capital Advisory Ptv Ltd and James Manning being related parties. W Capital Advisory Pty has not responded to the Company’s concerns in a manner satisfactory to the Company.

On April 19, 2024, a civil suit entitled “Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc.” was filed in the US District Court, Southern District of New York under Civil Action No. 1:24-cv-02976 with the plaintiff, Blockware Solutions, LLC, claiming alleged merchandise price and incidental damages of $0.12 million, alleged consequential damages due to lost profits of $0.36 million, and other alleged non-specified damages, for alleged claims of non-payment. Mawson Bellefonte, LLC is a Delaware subsidiary of the Company. Mawson Bellefonte and the Company intends to defend against these alleged claims. The company also reserves and retains all rights against Blockware Solutions, LLC.

On April 23, 2024, the Company’s subsidiary and an Australian entity, Mawson AU Pty Ltd, was placed into an Australian court appointed liquidation and wind-up process.

On April 29, 2024, the Company’s subsidiary and an Australian entity, Mawson Services Pty Ltd, was placed into an Australian court appointed liquidation and wind-up process.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd. v. Mawson Infrastructure Group; Luna Squares LLC - Case 01-24-0006-4462”. The Company opposes the claim in arbitration and on August 12, 2024, has filed responsive pleadings denying the claims and asserting affirmative defenses, including set off against the claims, and asserted cross claims against Celsius for sums due to the Company in excess of $115.00 million. This includes counter claims asserted by the Company against Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC in excess of $115.00 million for damages due to the Company, including for breach of the Colocation Agreement by Celsius. The matter is proceeding through the arbitration process.

Regarding the Company’s lease of the property and premises in Sharon, Pennsylvania, the Company has conducted further analysis and believes it has the legal right to possess the Sharon property. As such, the Company is now pursuing its legal rights and remedies against the landlord, Vertua Property Inc, which is a related party of James Manning, for the Company to assert its legal rights and obtain clear and unencumbered possession to the property. The Company also believes that it was overcharged by Vertua Property Inc. and the Company is due a refund or a credit to offset any future expenses. The Company has provided written communication to the landlord Vertua Property Inc. of its rights and its intent to regain possession of the leased property, while reserving all of its claims, rights and remedies against Vertua Property Inc. under applicable law, including for damages caused by Vertua Property Inc. towards the Company. The Company has provided a copy of such correspondence to Bitfarms, Ltd. so all parties are notified of the Company’s legal rights and remedies, and the Company asserting its legal rights to obtain clear and unencumbered possession to the Sharon property.

The Company and its subsidiaries have been in the past, and from time to time in the future may be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments or other correspondence from time to time which could lead to legal proceedings.

Item 1A. Risk Factors

The Company’s risk factors were disclosed in (i) Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on April 1, 2024 and (ii) as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was filed on May 15, 2024, and (iii) as disclosed in our 8-K filing on March 29, 2024. In addition, the Company is subject to risks related to:

The impact of the Bitcoin halving, which took place in April 2024 has introduced uncertainly that could materially impact our self-mining revenue or our colocation services customers businesses

The bitcoin block reward halved on April 19, 2024, reducing the number of bitcoins earned for each block mined from 6.25 to 3.125. If the bitcoin price does not appreciate sufficiently to offset this 50% reduction in mining rewards, our and/or our colocation services customers revenues, cash flows, and operating results could be materially and adversely impacted. There can be no assurance that the market price of bitcoin will increase in the near term nor that our operating costs will decrease proportionally to mitigate the halving’s adverse impact on our self-mining profitability. As a result, the halving has introduced significant uncertainty to our near-term financial prospects and could require us to modify our operating plans and growth strategies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20.00 million to Luna Squares LLC, through a Secured Promissory Note (the “Celsius Promissory Note”), which had a maturity date of August 23, 2023, and a total outstanding balance as of June 30, 2024, of $9.10 million. Luna Squares LLC has not repaid the loan as required on the maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred to benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares the default interest is payable. On November 23, 2023, Celsius filed an adversary proceeding against Mawson, its subsidiaries Luna Squares LLC and Cosmos Infrastructure LLC, asserting various claims related to the alleged breach of a Colocation Agreement and Secured Promissory Note. Adv. Case No. 23-01202, claiming it is owed approximately $8.00 million under the promissory note and claiming entitlement to return of $15.33 million paid as deposit. Mawson denied that Celsius is entitled to the relief it seeks in the adversary proceeding and is actively defending the matter. Many of the related claims and disputes between Celsius and Mawson have been disclosed in more detail in Mawson’s previous filings with the SEC. As part of its defense, Mawson sought to have the matter removed from the adversary proceeding to arbitration based on the arbitration clause contained in one of the transaction’s agreements. Celsius opposed the removal and the matter was heard before the Court. On February 27, 2024, the Court ruled in part that the claims regarding the Colocation Agreement could be arbitrated, but the claims for the promissory note would stay before the Court. The Court appointed a litigation administrator to handle the claims arising out of the promissory note. Mawson appealed this decision to the District Court for the Southern District of New York and ultimately prevailed. As of May 1, 2024, and pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna Squares and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration. On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462”. The Company opposes the claim in arbitration and on August 12, 2024, has filed responsive pleadings denying the claims and asserting affirmative defenses, including set off against the claims, and asserted cross claims against Celsius for sums due to the Company in excess of $115.00 million. This includes counter claims asserted by the Company against Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC in excess of $115.00 million for damages due to the Company, including for breach of the Colocation Agreement by Celsius. The matter is proceeding through the arbitration process.

The Company has a Secured Loan Facility Agreement with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matured in February 2024 and the total outstanding balance is $9.71 million as of June 30, 2024. MIG No. 1 Pty Ltd, an Australian entity, has not made a principal and interest payment since May 2023, despite such payments falling due, and is therefore in default. MIG No. 1 Pty Ltd is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, Mig No.1 Pty Ltd was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date.

On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 modular data centers (“MDCs”), these assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. On June 25, Marshall inspected and inventoried the miners and MDCs located at the Company’s Midland facilities but has taken no further action on the collateral at this time. The company is currently not utilizing these miners or MDCs for its operations and has asked Marshall to take these assets out of the Company’s storage. Marshall has not responded to the Company’s ask for these miners and MDCs to be removed from the Company’s storage. The Company also reserves and retains all rights against Marshall.

The Company is the guarantor on a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of June 30, 2024, AUD $1.86 million (USD $1.24 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023 and the Company did not extend the maturity date, and has not repaid the loan amount, and is therefore in default. This Secured Loan Facility Agreement was originally with Mawson Infrastructure Group Pty Ltd, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note with W Capital Advisors Pty Ltd with an outstanding balance of $0.10 million as of June 30, 2024. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the note Convertible Note, however there is outstanding interest claimed which is claimed by W Capital Advisors Pty Ltd to be in default. On January 3, 2024, W Capital put Mawson on notice of its intent to collect what it asserts are past due amounts for the following claims as of December 31, 2023: (a) principal and interest payable on the Loan Amount advanced to Mawson under a variation deed, amounting to $1.30 million (AUD $1.90 million); (b) the principal amount advanced under convertible note, amounting to $0.50 million; and (c) interest payable on the principal amount advanced under a convertible note, amounting to $0.07 million. W Capital is also claiming issuance of an alleged 1,500,000 shares of the Company. The Company paid to W Capital $0.50 million on March 6, 2024, and is reserving all of its rights and remedies as they pertain to W Capital’s alleged claims for additional AUD $1.30 million and 1,500,000 shares which the Company disputes. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW, in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek USD $166,219 as alleged unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and an alleged AUD $0.30 million under a loan deed, plus interest and costs for sums allegedly due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by Australian entity, Mawson Infrastructure Group Pty Ltd. As noted previously in the Company’s Current Report on Form 8-K filed on March 29, 2024, the Company, pursuant to Australian law, on March 28, 2024, sent a preliminary discovery notice to W Capital to obtain documents and materials to investigate and ascertain if W Capital is a related party to Mr. James Manning, the Company’s former director and executive, and to investigate and ascertain if transactions between W Capital Advisors Pty Ltd and the Company were related party transactions. The Company has also corresponded with W Capital Advisory Pty Ltd and/or its representatives, the Company’s ongoing concerns about W Capital Advisory Ptv Ltd and James Manning being related parties. W Capital Advisory Pty has not responded to the Company’s concerns in a manner satisfactory to the Company.

The Company, or its subsidiaries, have not fulfilled specific payment obligations related to the Celsius Promissory Note, Marshall loan, the W Capital Working Capital Loan and Secured Convertible Promissory Note mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company for payment default, raising interest rates to the default or overdue rate, or taking appropriate measures concerning collateral (including appointing a receiver), if applicable. The company reserves and retains all its rights under all applicable laws.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any (i) “Rule 10b5-1 trading arrangement” as defined in Regulation S-K § 229.408(a)(1)(i), or (ii) “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K § 229.408(c).

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8*	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023
3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
4.1	Form of Common Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.2	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.4	Form of Warrant Amendment Agreement dated May 3, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.5*#	Form Of Stock Option Grant Notice And Option Agreement Under Company’s 2024 Omnibus Equity Incentive Plan
10.1*#	Company’s 2024 Omnibus Equity Incentive Plan
10.2#	Offer Letter with Kaliste Saloom (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and six-months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Loss for the three and six-months ended June 30, 2024, and 2023, (iv) Consolidated Statements of Cash Flows for the six-months ended June 30, 2024 and 2023, (v) Consolidated Statements of Stockholders’ Equity for the three and six-months ended June 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: August 19, 2024	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer and President
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ William Harrison
William Harrison Chief Financial Officer
(Principal Financial and Accounting Officer)