Form 10-Q
period 2024-09-30
Mawson Infrastructure Group Inc.
filed 2024-11-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, the issuer had a total of 18,707,614 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,758,346	$4,476,339
Prepaid expenses	4,504,739	3,556,933
Trade and other receivables	12,836,742	12,105,387
Total current assets	23,099,827	20,138,659
Property, plant and equipment, net	29,716,284	57,740,291
Derivative asset	3,179,992	4,058,088
Investments, equity method	-	106,807
Security deposits	481,903	415,000
Operating lease right-of-use asset	4,288,876	2,307,399
TOTAL ASSETS	$60,766,882	$84,766,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade and other payables	$36,271,942	$32,513,113
Current portion of operating lease liability	1,208,262	1,416,310
Current portion of finance lease liability	346,819	33,059
Current portion of long-term borrowings	21,365,242	19,352,752
Total current liabilities	59,192,265	53,315,234
Operating lease liability, net of current portion	2,828,862	1,016,216
Finance lease liability, net of current portion	302,095	50,164
TOTAL LIABILITIES	62,323,222	54,381,614
Stockholders’ equity (deficit):
Series A preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 18,707,614 and 16,644,711 shares issued and outstanding as of September 30, 2024 and December 31, 2023	18,707	16,645
Additional paid-in capital	222,552,668	211,279,176
Accumulated other comprehensive income	149,380	608,688
Accumulated deficit	(224,277,095)	(182,666,465)
Total Mawson Infrastructure Group, Inc. stockholders’ equity (deficit)	(1,556,340)	29,238,044
Non-controlling interest	-	1,146,586
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,556,340)	30,384,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,766,882	$84,766,244

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three-Months ended September 30,		For the Nine-Months ended September 30,
	2024	2023	2024	2023
Revenues:
Digital colocation revenue	$9,518,696	$2,959,074	$25,884,176	$11,876,379
Energy management revenue	1,963,805	1,475,333	6,168,906	2,934,066
Digital assets mining revenue	833,516	6,898,223	11,596,363	14,550,744
Equipment sales	-	-	550,000	193,581
Total revenues	12,316,017	11,332,630	44,199,445	29,554,770
Less: Cost of revenues (excluding depreciation)	7,996,440	7,715,920	28,577,249	19,422,380
Gross profit	4,319,577	3,616,710	15,622,196	10,132,390
Selling, general and administrative	6,000,344	3,655,444	13,100,223	14,898,118
Stock based compensation	5,320,823	3,784,316	11,275,554	5,475,935
Depreciation and amortization	3,607,848	11,875,618	16,211,516	28,627,896
Change in fair value of derivative asset	789,146	520,838	878,096	6,646,363
Total operating expenses	15,718,161	19,836,216	41,465,389	55,648,312
Loss from operations	(11,398,584)	(16,219,506)	(25,843,193)	(45,515,922)
Non-operating income (expense):
Losses on foreign currency transactions	(352,375)	(600,619)	(474,210)	(1,416,000)
Interest expense	(801,625)	(514,953)	(2,289,150)	(2,061,067)
Impairment of financial assets	-	(1,837,063)	--	(1,837,063)
Profit on sale of site	-	-	-	3,353,130
Gain on sale of marketable securities	-	-	-	1,437,230
Other expenses	(443,537)	(158,577)	(29,800)	(226,330)
Loss on deconsolidation	-	-	(12,444,097)	-
Other income	119,526	-	309,209	245,694
Share of net loss of equity method investments	-	-	-	(36,356)
Total non-operating income (expense), net	(1,478,011)	(3,111,212)	(14,928,048)	(540,762)
Loss before income taxes	(12,876,595)	(19,330,718)	(40,771,241)	(46,056,684)
Income tax benefit (expense)	648,857	-	(1,044,475)	(2,304,454)
Net Loss	(12,227,738)	(19,330,718)	(41,815,716)	(48,361,138)
Less: Net loss attributable to non-controlling interests	-	(283,101)	(205,086)	(867,590)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(12,227,738)	$(19,047,617)	$(41,610,630)	$(47,493,548)
Net Loss per share, basic and diluted	$(0.66)	$(1.15)	$(2.37)	$(3.10)
Weighted average number of shares outstanding	18,519,572	16,500,833	17,529,342	15,336,653

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three-Months ended September 30,		For the Nine-Months ended September 30,
	2024	2023	2024	2023
Net Loss	$(12,227,738)	$(19,330,718)	$(41,815,716)	$(48,361,138)
Other comprehensive (income) loss
Foreign currency translation adjustment	15,437	267,458	(511,149)	619,284
Comprehensive loss	(12,212,301)	(19,063,260)	(42,326,865)	(47,741,854)
Less: Comprehensive loss attributable to non-controlling interests	-	(283,101)	(205,086)	(867,590)
Comprehensive loss attributable to common stockholders	$(12,212,301)	$(18,780,159)	$(42,121,779)	$(46,874,264)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three-Months Ended September 30, 2024
	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity (Deficit)
Balance as of June 30, 2024	17,518,483	$17,518	$216,302,100	$133,943	$(212,049,357)	$4,404,204	$-	$4,404,204
Exercising of RSU’s and stock options	1,189,131	1,189	929,745	-	-	929,745	-	929,745
Stock based compensation expense for RSU’s and stock options	-	-	5,320,823	-	-	5,320,823	-	5,320,823
Net loss	-	-	-	-	(12,227,738)	(12,227,738)	-	(12,227,738)
Other comprehensive income	-	-	-	15,437	-	15,437	-	15,437
Balance as of September 30, 2024	18,707,614	$18,707	$222,552,668	$149,380	$(224,277,095)	$(1,556,340)	$-	$(1,556,340)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three-Months Ended September 30, 2023
	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of June 30, 2023	16,454,709	$16,455	$202,136,148	$5,321,282	$(150,703,559)	$56,770,326	$(1,438,382)	$55,331,944
Issuance of warrants	-	-	500,500	-	-	500,500	-	500,500
Exercising of RSU’s and stock options	63,334	63	163,339	-	-	163,402	-	163,402
Stock based compensation expense for RSU’s and stock options	-	-	3,120,413	-	-	3,120,413	-	3,120,413
Net loss	-	-	-	-	(19,047,617)	(19,047,617)	(283,101)	(19,330,718)
Other comprehensive income	-	-	-	221,839		221,839	45,619	267,458
Balance as of September 30, 2023	16,518,043	$16,518	$205,920,400	$5,543,121	$(169,751,176)	$41,728,863	$(1,675,864)	$40,052,999

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Nine-Months Ended September 30, 2024
	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity (Deficit)
Balance as of December 31, 2023	16,644,711	$16,645	$211,279,176	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630
Exercising of RSU’s and stock options	2,062,903	2,062	(2,062)	-	-	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	11,275,554	-	-	11,275,554	-	11,275,554
Deconsolidation of MIG No.1 Pty Ltd	-	-	-	-	-	-	(889,659)	(889,659)
Net loss	-	-	-	-	(41,610,630)	(41,610,630)	(205,086)	(41,815,716)
Other comprehensive loss	-	-	-	(459,308)	-	(459,308)	(51,841)	(511,149)
Balance as of September 30, 2024	18,707,614	$18,707	$222,552,668	$149,380	$(224,277,095)	$(1,556,340)	$-	$(1,556,340)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Nine-Months Ended September 30, 2023
	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2022	13,625,882	$13,626	$194,294,559	$5,021,467	$(122,257,628)	$77,072,024	$(905,904)	$76,166,120
Conversion of notes payable into common stock	104,319	104	276,855	-	-	276,959	-	276,959
Issuance of common stock in lieu of interest on borrowings	18,807	19	63,926	-	-	63,945	-	63,945
Issuance of common stock for services	93,334	93	306,976	-	-	307,069	-	307,069
Issuance of warrants	-	-	1,501,500	-	-	1,501,500	-	1,501,500
Exercising of RSU’s and stock options	177,094	177	163,339	-	-	163,516	-	163,516
Stock based compensation for RSU’s	-	-	3,503,849	-	-	3,503,849	-	3,503,849
Issuance of common stock, net of issuance costs	2,498,607	2,499	5,809,396	-	-	5,811,895	-	5,811,895
Net loss	-	-	-	-	(47,493,548)	(47,493,548)	(867,590)	(48,361,138)
Other comprehensive income	-	-	-	521,654	-	521,654	97,630	619,284
Balance as of September 30, 2023	16,518,043	$16,518	$205,920,400	$5,543,121	$(169,751,176)	$41,728,863	$(1,675,864)	$40,052,999

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine-Months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,815,716)	$(48,361,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,211,516	28,627,896
Amortization of operating lease right-of-use asset	2,165,370	1,057,500
Foreign exchange loss (gain)	(487,908)	1,303,569
Stock based compensation	11,275,554	5,475,935
Non-cash interest expense	2,259,247	1,365,291
Unrealized (gain) loss on derivative asset	878,096	6,646,363
Loss on deconsolidation	12,959,923	-
Gain on sale of marketable securities	-	(1,437,230)
Share of loss from equity method investments	-	36,356
Loss on sale of property and equipment	18,262	231,266
Gain on lease termination	(72,159)	-
Profit on sale of site	-	(3,353,130)
Impairment of equity method investment	-	1,837,063
Changes in assets and liabilities:
Trade and other receivables	(731,355)	(2,398,826)
Operating lease liabilities	(1,600,314)	(1,096,790)
Other current assets	(1,014,710)	4,041,803
Trade and other payables	3,060,628	1,205,999
Net cash (used in) provided by operating activities	3,106,434	(4,818,073)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment for the purchase of property and equipment	(1,934,610)	(5,254,665)
Proceeds from sale of site	-	8,107,508
Proceeds from sales of property and equipment	836,956	730,697
Proceeds from sale of marketable securities	-	6,927,003
Net cash provided by (used in) investing activities	(1,097,654)	10,510,543
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	-	6,192,845
Payments of stock issuance costs	-	(380,950)
Proceeds from borrowings	-	1,930,425
Repayment of finance lease liabilities	(226,773)	(28,632)
Repayment of borrowings	(500,000)	(12,829,158)
Net cash (used in) provided by financing activities	(726,773)	(5,115,470)
Effect of exchange rate changes on cash and cash equivalents	-	(26,427)
Net increase/(decrease) in cash and cash equivalents	1,282,007	550,573
Cash and cash equivalents at beginning of period	4,476,339	946,265
Cash and cash equivalents at end of period	$5,758,346	$1,496,838
Supplemental disclosure of cash flow information
Cash paid for interest	$29,903	$-
Cash paid for income taxes	$777,500	$-
Non-cash transactions
Recognition of right of use operating asset and lease liability	$-	$929,138
Accrued interest on convertible notes settled in common stock	$-	$276,959

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Nature of Operations

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a technology company focused on digital infrastructure platforms, headquartered in the United States of America.

The Company is a corporation incorporated in Delaware in 2012. On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. The Company was previously known as Wize Pharma Inc and changed its name on March 17, 2021. Shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021.

The Company develops and operates digital infrastructure platforms for enterprise customers and for its own purposes. The Company’s digital infrastructure platforms can be used to operate computing resources for a number of applications, and are offered across digital assets, artificial intelligence (AI), high-performance computing (HPC) and other computing applications. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company adapts its power usage to the real-time needs of the grid. The Company may also transact in digital computational machines, data center infrastructure, and related equipment periodically, subject to business and commercial opportunities.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines.

The Company manages and operates digital infrastructure platforms delivering a total current capacity of approximately 129 megawatts (MW) with its current operational sites with an additional 24 MW of future capacity that is under development, all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is the largest wholesale power market in North America.

Previously, the Company also had interests in the Australian market, however for strategic and commercial reasons, the Company is currently focused on advancing its interests in North America. The Company currently operates facilities in the United States of America and does not have operating sites in Australia. The Company has previously reported through an 8-K filing on March 29, 2024 that the Company may seek to exit certain or all of its entities and holdings in Australia. The accompanying consolidated condensed unaudited interim financial statements, including the results of a number of the Company’s Australian subsidiaries: Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a Australian court appointed liquidation and wind-up process), MIG No.1 LLC, Mawson AU Pty Ltd (on April 23, 2024, Mawson AU Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 3), an Australian entity Mawson Services Pty Ltd (on April 29, 2024, Mawson Services Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 3), Luna Squares LLC, Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC, Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

These consolidated, condensed unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements of the Group as of December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These consolidated, condensed unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

Going Concern

The accompanying consolidated, condensed unaudited interim financial statements have been prepared assuming the Company will continue on a going concern basis and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

For the nine-months ended September 30, 2024, the Company incurred a loss after tax of $41.61 million, and as of September 30, 2024, had negative working capital of $36.09 million, had stockholders’ deficit of $1.56 million and had an accumulated deficit of $224.28 million. The Company’s cash position as of September 30, 2024, was $5.76 million.

The Company’s revenue is dependent on a number of external factors, including commercial terms, payments from customers, payments from partners, counterparty risks, and market conditions, including those related to digital assets, artificial intelligence, high-performance computing and other markets. These factors are outside the Company’s direct control, and the Company may not be able to practically mitigate their impact. The Company cannot predict with any certainty whether these trends will reverse or persist. In addition, the Company’s equipment and infrastructure will require replacement over time as they come to the end of their useful lives to ensure that the Company can continue to operate competitively and efficiently

Celsius Colocation Agreement Dispute

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462” (the “Celsius Collocation Agreement Dispute”). The Company opposes the claim in arbitration and on August 12, 2024, filed responsive pleadings denying the claims and asserting affirmative defenses, including set off against the claims, and the Company asserted cross-claims against Celsius for sums due to the Company in excess of $115.00 million. This includes counter claims asserted by the Company against Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC in excess of $115.00 million for damages due to the Company, including but not limited to, for breach of the Digital Colocation Agreement by Celsius. The matter is proceeding through the arbitration process. An arbitrator was appointed on September 30, 2024 and the parties submitted their respective positions on October 25, 2024 regarding the scheduling of the arbitration. A preliminary hearing was held on October 30, 2024 before the arbitrator to establish an arbitration schedule. Company plans to pursue its claims again Celsius and to defend against claims alleged by Celsius.

Loan Disputes with Australian Entities (W Capital and Marshall)

The Company is the guarantor of a Secured Loan Facility Agreement by MIG No. 1 Pty Ltd (“MIG No.1”) with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matured in February 2024 and the total outstanding balance is $10.53 million as of September 30, 2024. There have been no principal and interest payments made since May 2023. This Secured Loan Facility Agreement was entered into with an Australian entity MIG No.1, which was placed into a court-appointed liquidation and wind-up process and was deconsolidated from the group on March 18, 2024. On May 28, 2024, Marshall submitted a statutory demand for payment under Australian law. On June 17, 2024, the Company responded, objecting to the demand under Australian law. Subsequently, on October 3, 2024, a proceeding before the Federal Court of Australia, New South Wales entitled “In The Matter Of Mawson Infrastructure Group Inc. (ARBN 649 261 861)”, File No. NSD1395/2024” was filed by W Capital against the Company, seeking a hearing on November 29, 2024 to determine the Company’s solvency under Australian law. Marshall Investments GCP Pty Ltd gave formal notice that it intends to appear before the court (the “Marshall and W Capital Australian Loan Disputes”). The current proceeding is in Australian courts and there are no associated proceedings in the United States. The Company believes that W Capital and Marshall are using this proceeding in Australia as a bad faith attempt to gain leverage in ongoing legal disputes between the parties.

The Company is the guarantor on of a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of September 30, 2024, AUD $1.95 million (USD $1.35 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023. This Secured Loan Facility Agreement was entered into with an Australian entity Mawson Infrastructure Group Pty Ltd, this company was placed into Australian voluntary administration on October 30, 2023, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

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

To mitigate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

●	Expanding its digital infrastructure platform and increasing capacities for either digital colocation services and/or AI and HPC markets;

●	Executing new customer digital colocation service agreements in either AI, HPC, and/or digital assets mining to diversify its exposure across customers and/or markets;

●	Engaging in discussions with capital providers, including related to equity and/or debt;

●	Considering equity issuances such as capital raises and at-the-market (ATM) transactions;

●	Assessing and evaluating corporate and strategic transactions;

●	Assessing and evaluating commercial opportunities or other business opportunities under consideration;

●	Conducting assessments to identify and implement operational improvements and/or efficiencies and other actions aimed at enhancing revenue and/or optimizing expenses; and

●	Evaluating, assessing and pursuing business revenue and margin expansion opportunities.

Mawson successfully expanded its Midland Facility by 20 MW in June 2024, increasing its total operating capacity to about 129 MW from about 109 MW. In August 2024, Mawson expanded into Perry County, Ohio securing an initial 24 MW of capacity that could expand Mawson’s operating capacity to 153 MW once completed.

The Company also announced in June 2024 that it had executed a new digital colocation agreement for about 20 MW, or about 5,880 mining units at its Midland facilities. This agreement helped further diversify our customer base and expand our digital colocation services.

Although the Company may have access to capital, equity, debt, and/or other sources of funding, these may require additional time and cost, may impose operational restrictions and other covenants on the Company, may not be available on attractive terms, and may not be available at all. If the Company raises additional capital or debt, this could cause additional dilution to the Company’s current stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain and may be unfavorable to the Company and the Company’s current stockholders. Should the Company be unable to source sufficient funding, the Company may not be able to realize assets at their recognized values and fulfill its liabilities in the normal course of business at the amounts stated in these consolidated financial statements.

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

Revenue recognition

Digital colocation revenue

The Company additionally charges colocation fees for the use of the facilities, and other related fees. Digital colocation customers typically pay for energy used in connection with the customer colocation services agreement on a pass-through basis, which may be on a fixed or variable basis calculated on the portion of energy used by the customer on the site. Revenue is typically received monthly from the customer based on the power usage at the rates outlined in each customer contract.

The customer contracts contain variable consideration to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

Energy management revenue

The Company also has an energy management business to generate revenue when the Company adapts its power usage to the real-time needs of the grid.

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

Digital mining revenue

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

Equipment sales

The Company had previously earned revenues from the sale of equipment and/or infrastructure (collectively, “Hardware”). Revenue from the sale of Hardware is recognized upon transfer of control of the Hardware to the customer. At the date of sale, the net book value is expensed in cost of revenues.

Property, Plant, and Equipment

Property, plant and equipment (PP&E) are stated at cost, net of accumulated depreciation. All other repair and maintenance costs are charged to operating expenses as incurred. The present value of the expected cost for the decommissioning of an asset after its use is included in the cost of the respective asset if the recognition criteria for a provision are met. Property, plant and equipment transferred from customers is initially measured at the fair value at the date on which control is obtained.

PP&E are depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity commencing from the time the assets arrive at their destination where they are ready for use. Low-cost assets are capitalized and immediately depreciated. Depreciation is calculated over the following estimated useful lives:

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

PP&E are derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the asset is included in the consolidated statement of operations.

The residual values, useful lives and methods of depreciation of PP&E are reviewed at each financial year end and adjusted prospectively, if appropriate.

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

	Fair value measured as of September 30, 2024
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$3,179,992	-	-	$3,179,992

	Fair value measured as of December 31, 2023
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$4,058,088	-	-	$4,058,088

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

While the Company participates in energy management programs at its Midland, Pennsylvania facility, the Company does not consider such actions as trading activities. That is, the Company does not engage in speculation in the power market as part of its ordinary activities. Because the sale of any electricity under a curtailment program allows for net settlement, the Company has determined the Power Supply Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging. However, because the Company has the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the Power Supply Agreement. Accordingly, the Power Supply Agreement (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in “change in fair value of derivative asset” in the consolidated statements of operations.

The Power Supply Agreement was classified as a derivative asset beginning in the quarter ended September 30, 2022, and measured at fair value on the date of Power Supply Agreement, with changes in fair value recognized in the accompanying consolidated statements of operations. The estimated fair value of the Company’s derivative asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the Power Supply Agreement, which expires in December 2026. In addition, the Company adopted a discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the Power Supply Agreement require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

Stock based compensation

The Company follows ASC 718-10, Compensation-Stock Compensation. The Company expenses stock-based compensation to directors, employees, and non-employees over any requisite service period based on the grant-date fair value of the awards.  The Company determines the grant-date fair value of options using the Trinomial Lattice Method. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on its historical common stock trading prices. Risk–free interest rates are calculated based on the yield of a 3-year or 5-year United States Treasury constant maturity bond, depending on the agreement.

Digital assets

Digital assets are included in current assets in the consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital assets (such as bitcoin) activities for the three-months and nine-months ended September 30, 2024:

	Three- months to September 30, 2024	Nine- months to September 30, 2024

Opening number of bitcoin held
Number of bitcoin received	13.47	203.05
Number of bitcoin sold	(13.47)	(203.05)
Closing number of bitcoin held	0.00	0.00

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

The Company’s policy is to typically dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is generally minimal, usually no more than a few days. Due to the short period for which bitcoin is held prior to sale and the consequent small numbers held, the risk of impairment is not material. No impairment charges have been recorded during the nine-month periods ended September 30, 2024 and 2023.

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

NOTE 3 – AUSTRALIAN SUBSIDIARIES DECONSOLIDATION

Previously, the Company also had interests in the Australian market, however for strategic and commercial reasons, the Company is currently focused on advancing its interests in North America. The Company has previously reported through an 8-K filing on March 29, 2024 that the Company may seek to exit certain or all of its entities and holdings in Australia. The Company currently operates facilities in the United States of America and does not have operating sites in Australia.

MIG No.1 (Australian Entity)

Liquidation and Deconsolidation of an Australian entity MIG No.1

On March 19, 2024, the Company’s subsidiary and an Australian entity, MIG No.1 was placed into an Australian court appointed liquidation due to it being deemed insolvent in Australia. The liquidation of an insolvent company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly and fair way and to benefit creditors. In the instance of MIG No.1, it is an Australian court liquidation, where a liquidator is appointed by the Australian court to wind up a company following an application (by a creditor of MIG No.1). As a result of this, the Company ceded authority for managing this Australian entity to the Australian liquidator, and the Company does not carry on MIG No.1’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of MIG No.1, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, MIG No.1 loss of control was effective when it was placed into Australian court appointed liquidation on March 19, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, MIG No.1, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of MIG No.1 were removed from the Company’s consolidated balance sheet as of March 19, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a loss on deconsolidation of $12.36 million being recorded in the condensed, consolidated statement of operations.

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

Australian entity MIG No.1 Secured Loan Facility Agreement

MIG No. 1 has a Secured Loan Facility Agreement with Marshall. The loan matured in February 2024 and the total outstanding balance is $10.53 million as of September 30, 2024. The Company is a guarantor of this loan.

Mawson AU Pty Ltd (Australian Entity)

Liquidation and Deconsolidation of an Australian entity Mawson AU Pty Ltd

On April 23, 2024, the Company’s Australian entity and a subsidiary, Mawson AU Pty Ltd was placed into an Australian court appointed liquidation. The liquidation of an insolvent Australian company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly approach. In the instance of Mawson AU Pty Ltd, it is an Australian court liquidation, where a liquidator is appointed by the Australian court to wind up a company. As a result of this the Company ceded authority for this Australian entity to the Australian liquidator, and the Company does not carry on Mawson AU Pty Ltd’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of Mawson AU Pty Ltd, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, Mawson AU Pty Ltd loss of control was effective when it was placed into Australian court appointed liquidation on April 23, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, Mawson AU Pty Ltd, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of Mawson AU Pty Ltd were removed from the Company’s consolidated balance sheet as of April 23, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a gain on deconsolidation of $3.49 million being recorded in the condensed, consolidated statement of operations.

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

Treatment of intercompany balances

The Company had total receivables owed from Mawson AU Pty Ltd of $3.77 million. In accordance with ASC 310, these receivables have been treated as external receivables from the date of liquidation, April 23, 2024, and written off in the condensed, consolidated financial statements.

Mawson Services Pty Ltd (Australian Entity)

Liquidation and Deconsolidation of an Australian entity Mawson Services Pty Ltd

On April 29, 2024, the Company’s Australian entity and a subsidiary, Mawson Services Pty Ltd was placed into an Australian court appointed liquidation. The liquidation of an insolvent company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly approach As a result of this the Company ceded authority for this Australian entity to the Australian liquidator, and the Company does not carry on Mawson Services Pty Ltd’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of Mawson Services Pty Ltd, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, Mawson Services Pty Ltd loss of control was effective when it was placed into Australian court appointed liquidation on April 29, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, Mawson Services Pty Ltd, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of Mawson Services Pty Ltd were removed from the Company’s consolidated balance sheet as of April 29, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a gain on deconsolidation of $0.19 million being recorded in the condensed, consolidated statement of operations

Investment in the Australian entity Mawson Services Pty Ltd

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of September 30, 2024 and 2023, are as follows:

	As of September 30,
	2024	2023

Warrants to purchase common stock	4,904,016	5,546,122
Options to purchase common stock	3,500,417	1,750,417
Restricted Stock-Units (“RSU’s”) issued under equity incentive plan(s)	14,335,305	5,660,426
	22,739,738	12,956,965

NOTE 5 – LEASES

The Company’s operating leases are for digital mining and colocation sites and its finance leases are primarily for related plant and equipment.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	For the three-Months ended September 30,		For the nine-Months ended September 30,
	2024	2023	2024	2023
Operating lease charges (1)	$533,963	$448,449	$1,325,171	$1,260,440
Finance lease charges:
Amortization of right-of-use assets	$102,797	$8,143	$150,635	$24,430
Interest on lease obligations	$23,536	$1,799	$35,234	$5,820

(1)	Included in selling, general and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of September 30, 2024:

	Operating leases	Finance leases

Remainder of 2024	$380,839	$103,294
2025	1,710,898	413,176
2026	1,584,205	216,266
2027	1,270,570	-
Total undiscounted lease obligations	4,946,512	732,736
Less imputed interest	(909,388)	(83,821)
Total present value of lease liabilities	4,037,124	648,915
Less current portion of lease liabilities	1,208,262	346,819
Non-current lease liabilities	$2,828,862	$302,095

Other lease information as of September 30, 2024:

	Operating leases	Finance leases

Operating cash out flows from leases	$1,516,767	$226,773
Weighted-average remaining lease term (years)	2.89	1.59
Weighted-average discount rate (%)	8.6%	13.4%

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	September 30, 2024	December 31, 2023

Plant and equipment	$10,404,241	$4,973,191
Computer equipment	176,151	125,695
Processing machines (Miners)	77,447,520	102,984,186
Modular data center	22,103,986	25,449,717
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,843,359
Low-cost assets	1,047,876	998,815
Assets under construction	-	4,764,051
Leasehold improvements	487,527	487,527
Total	121,211,091	149,825,787
Less: Accumulated depreciation	(91,494,807)	(92,085,496)
Property, plant and equipment, net	$29,716,284	$57,740,291

The Company incurred depreciation and amortization expenses in the amounts of $3.61 million and $11.88 million for the three-month period ended September 30, 2024 and 2023, respectively. The Company incurred depreciation and amortization expenses in the amounts of $16.21 million and $28.63 million for the nine-month periods ended September 30, 2024 and 2023, respectively. There were no impairment charges recognized for property, plant and equipment for either the nine-month periods ended September 30, 2024 and 2023.

NOTE 7 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded as of this time that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2024.

The Company recorded income tax benefit (expense) of approximately 5.10% and 0.0% of loss before income tax expense for the three-month periods ended September 30, 2024 and 2023, respectively.

	For the Three-Months ended September 30, 2024
	2024	2023

Effective income tax rate	5.10%	0.00%

	For the Nine-Months ended September 30, 2024
	2024	2023

Effective income tax rate	(2.60)%	0.00%

As of September 30, 2024, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 8 – BORROWINGS

W Capital loan

The Company is the guarantor of a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of September 30, 2024, AUD $1.95 million (USD $1.35 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps) and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023. This Secured Loan Facility Agreement was originally with Mawson Infrastructure Group Pty Ltd and this Australian entity was placed into Australian voluntary administration on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility. The Company has corresponded with W Capital Advisory Pty Ltd and/or its representatives, the Company’s ongoing significant concerns about W Capital Advisory Ptv Ltd and James Manning, a former board director and executive of the Company, being related parties. W Capital Advisory Pty has not responded to the Company’s concerns in a manner satisfactory to the Company.

Marshall loan

The Company is the guarantor of a Secured Loan Facility Agreement by MIG No. 1 with Marshall. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $10.53 million as of September 30, 2024, all of which is classified as a current liability. There has been no principal and interest payments made since May 2023. This Secured Loan Facility Agreement was entered into with an Australian entity MIG No.1, this company was placed into a court appointed liquidation and wind-up process and was deconsolidated from the group on March 19, 2024. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 modular data centers (“MDCs”), these assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. On June 25, 2024, Marshall inspected and inventoried the miners and MDCs located at the Company’s Midland facilities. The Company is currently not utilizing these miners or MDCs for its operations and has asked Marshall to take these assets out of the Company’s storage. Marshall has not responded to the Company’s ask for these miners and MDCs to be removed from the Company’s storage. The Company is reserving all its rights and remedies against Marshall.

Celsius loan

On February 23, 2022, Luna entered into a Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna a principal amount of $20.00 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note had a maturity date of August 23, 2023, the outstanding balance including interest is $9.38 million as of September 30, 2024, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Digital Colocation Agreement, Celsius Mining LLC advanced $15.33 million to Luna that were held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties. Pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462”. For more details on this dispute, please see the Celsius Collocation Agreement Dispute found in Part I. Financial Information, Item 1. Financial Statements, contained in this Form 10-Q and made part here of and incorporated herein by reference.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in exchange for cash. The outstanding balance relates to the interest on the convertible note which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.11 million as of September 30, 2024, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, Docket No. 2024/00117331, alleging a claim to seek USD $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by its Australian entity, Mawson Infrastructure Group Pty Ltd. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed, plus interest and costs for sums due.

On June 12, 2024, W Capital issued a statutory demand under Australian Law to the Company seeking USD $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed. The Company rejected this demand. Subsequently, on October 3, 2024, a proceeding before the Federal Court of Australia, New South Wales was filed by W Capital against the Company, seeking a hearing in Australia on November 29, 2024 regarding its claims related to Company’s solvency under Australian law. The current proceeding is in Australian courts and there are no associated proceedings in the United States. The Company believes that W Capital and Marshall are using this proceeding in Australia as a bad faith attempt to gain leverage in ongoing legal disputes between the parties. For further information, please reference the Marshall and W Capital Australian Loan Disputes found in Part I. Financial Information, Item 1. Financial Statements, made part here of and incorporated herein by reference.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine-month period ended September 30, 2024, vested and outstanding restricted stock units were exercised for 2,062,903 shares of common stock of the Company.

Common Stock Warrants

The Company’s outstanding stock warrants have not changed during the nine-months ended September 30, 2024. The outstanding stock warrants as of September 30, 2024 are 4,904,016 with a weighted average remaining contractual life (in years) of 2.90 and a weighted average exercise price of $11.07, all of which are exercisable.

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

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2024 and 2023, as follows:

	For the Three-Months ended September 30,		For the Nine-Months ended September 30,
	2024	2023	2024	2023
Performance-based restricted stock awards	$2,913	$(812,901)	$79,070	$(479,343)
Service-based restricted stock awards	4,125,992	4,096,717	11,161,386	4,146,709
Stock issued to consultants	-	-	-	307,069
Warrant expense	-	500,500	-	1,501,500
Option expense*	1,191,918	-	35,098	-
Total stock-based compensation**	$5,320,823	$3,784,316	$11,275,554	$5,475,935

*	The option expense for the nine-month period to September 30, 2024 contains a reversal of stock-based compensation expenses from 2023 for cancelled option awards, offset by option expense incurred during the period.

**	Stock-based compensation expense in the consolidated, condensed unaudited statement of operations includes $11.28 million of stock-based compensation.

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The following table presents a summary of the Company’s performance-based awards restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	75,545	8.58
Expired/forfeited	(3,444)	-
Outstanding as of September 30, 2024	72,101	7.81
Exercisable as of September 30, 2024	61,617	6.70

Service-based restricted stock awards

Service-based awards generally vest over a specified time period pursuant to the grant by the Compensation Committee of the Board of Directors and as specified in the award agreements or employment agreements.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	5,242,393	2.28
Issued	12,480,531	-
Exercised	(3,459,720)	-
Outstanding as of September 30, 2024	14,263,204	1.54
Exercisable as of September 30, 2024	16,804	0.01

As of September 30, 2024, there was approximately $20.54 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately four years.

Stock options awards

Stock options awards vest upon the successful completion of specified stock price threshold conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,500,417	$1.23	9.70	$6,923,000
Cancelled	(1,750,000)	0.94	-	-
Issued	1,750,000	0.94	-	-
Outstanding as of September 30, 2024	3,500,417	$1.07	9.45	$605,500
Exercisable as of September 30, 2024	417	$0.00	-	$-

As of September 30, 2024, there was approximately $0.61 million of unrecognized compensation cost related to the stock options awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately eight months.

NOTE 10 – SUBSEQUENT EVENTS

Effective September 6, 2024, the Company terminated the At the Market Offering Agreement with H.C. Wainwright & Co., LLC dated May 27, 2022. The Company filed an 8K on October 25, 2024 announcing this termination. This filing is incorporated herein by reference.

On October 3, 2024, a proceeding before the Federal Court of Australia, New South Wales was filed by W Capital against the Company, seeking a hearing on November 29, 2024 regarding its claims related to Company’s solvency under Australian law. The current proceeding is in Australian courts and there are no associated proceedings in the United States. The Company believes that W Capital and Marshall are using this proceeding in Australia as a bad faith attempt to gain leverage in ongoing legal disputes between the parties. For further information, please reference the Marshall and W Capital Australian Loan Disputes found in Part I. Financial Information, Item 1. Financial Statements, made part here of and incorporated herein by reference.

On October 17, 2024, the Company filed a complaint in The Court of Common Pleas of Mercer County, Pennsylvania (file number 2024-2332), against Vertua Property, Inc. as landlord for the Company’s Sharon, PA property for breach of the lease agreement and wrongful termination of the lease, as well as for tortious interference with a business relationship, seeking reinstatement of the lease, compensatory damages, disgorgement of revenue, and exemplary and punitive damages, as well as reimbursement for Plaintiffs’ costs and expenses including attorneys’ fees and costs of suit. Vertua Property, Inc. is a company affiliated to Darron Wolter of W Capital and to James Manning, a former board director and executive of the Company.

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

The risk factors included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to growth in blockchain and bitcoin and other digital assets’ usage;

-	access to reliable and reasonably priced electricity sources;

-	operational, maintenance, repair, safety, and construction risks;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	our reliance on key management personnel and employees;

-	our ability to attract or retain the talent needed to sustain or grow the business;

-	our ability to develop and execute on our business strategy and plans;

-	counterparty risks related to our customers, agreements and/or contracts;

-	adverse actions by creditors, debt providers, or other parties;

-	high volatility in bitcoin and other digital assets’ prices and in value attributable to our business;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	the evolution of AI and HPC market and changing technologies;

-	the slower than expected growth in demand for AI, HPC and other accelerated computing technologies than expected;

-	the ability to timely implement and execute on AI and HPC digital infrastructure contracts or deployment;

-	the ability to timely complete the digital infrastructure build-out in order to achieve its revenue expectations for the periods mentioned;

-	downturns in the digital assets industry;

-	inflation, economic or political environment;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	changes to the Bitcoin and/or other networks’ protocols and software;

-	the decrease in the incentive or increased network difficulty to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

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

Company Overview

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a technology company focused on digital infrastructure platforms, headquartered in the United States of America.

The Company is a corporation incorporated in Delaware in 2012. On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. The Company was previously known as Wize Pharma Inc and changed its name on March 17, 2021. Shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021.

The Company develops and operates digital infrastructure platforms for enterprise customers and for its own purposes. The Company’s digital infrastructure platforms can be used to operate computing resources for a number of applications, and are offered across digital assets, artificial intelligence (AI), high-performance computing (HPC) and other computing applications. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company adapts its power usage to the real-time needs of the grid. The Company may also transact in digital computational machines, data center infrastructure, and related equipment periodically, subject to business and commercial opportunities.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines.

The Company manages and operates digital infrastructure platforms delivering a total current capacity of approximately 129 megawatts (MW) with its current operational sites with an additional 24 MW of future capacity that is under development, all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is the largest wholesale power market in North America.

Previously, the Company also had an interest in the Australian energy market, however for strategic and commercial reasons, the Company is currently focused on advancing its interests in North America. The Company currently operates facilities in the United States of America and does not have operating sites in Australia. The Company has previously reported through an 8-K filing on March 29, 2024 that the Company may seek to exit certain or all of its entities and holdings in Australia. The accompanying consolidated condensed unaudited interim financial statements, including the results of a number of the Company’s Australian subsidiaries: Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a Australian court appointed liquidation and wind-up process), MIG No.1 LLC, Mawson AU Pty Ltd (on April 23, 2024, Mawson AU Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 3), an Australian entity Mawson Services Pty Ltd (on April 29, 2024, Mawson Services Pty Ltd was placed into a Australian court appointed liquidation and wind-up process, as disclosed in note 3), Luna Squares LLC, Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC, Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Recent Developments

On August 6, 2024, the Company announced the future departure of Mr. Craig Hibbard as the Company’s Chief Development Officer given personal reasons. Mr. Hibbard will remain with the Company in a full-time capacity until February 6, 2025 to ensure a structured transition. The Company does not plan to continue with a Chief Development Officer position henceforth and the responsibilities will be divided amongst other management team members.

On August 9, 2024, a wholly owned subsidiary of the Company, Mawson Hosting, LLC, and BE Global Development Limited, executed a Service Provider Agreement for the provision of AI/HPC digital colocation services for 20MW of power for AI/HPC digital colocation services at the Company’s facilities at pre-determined pricing for the first two years of the agreement, with the pricing subject to updates every two years, and with an initial six-year contract term. The contract is expected to generate $92 million in the first 2 years, with cumulative revenue potential of $285 million through the 6-year initial contract term. In addition, the Company and the Customer also entered into an additional non-binding Letter of Intent (the “LOI”) to supplement the binding 20 MW agreement, to plan for further expansion of their business relationship to a total of 144 MW over time. The Company filed an 8K on August 12, 2024 attaching the agreement as Exhibit 99.1. This filing is incorporated herein by reference.

On August 21, 2024, the Company secured a lease amendment to expand its Ohio facility and extending the lease term for 9 years, through April 2033. Securing an initial 24 MW of capacity through agreements. The Company filed an 8K on August 27, 2024 announcing the event pursuant to a press release which was attached here to the 8-K as Exhibit 99.1 and is incorporated herein by reference.

On September 6, 2024, Luna Squares Property, LLC, a wholly-owned subsidiary of the Company, filed a praecipe of lis pendens for the property leased in Sharon, Pennsylvania. It did so to also provide third parties such as Bitfarms Ltd. notice that the property is encumbered by a lease between Luna Squares Property LLC and Vertua Property, Inc. This property is the subject of a current civil lawsuit between the Company and Luna Squares against Vertua. On October 17, 2024, the Company filed several claims against Vertua Property, Inc including claims for breach of the lease agreement and wrongful termination of the lease, as well as for tortious interference with a business relationship, seeking reinstatement of the lease, compensatory damages, disgorgement of revenue, and exemplary and punitive damages, as well as reimbursement for Plaintiffs’ costs and expenses including attorneys’ fees and costs of suit.

On September 9, 2024, the Company entered into the Third Amendment to Lease Agreement (the “Amendment”) which amended the existing Lease Agreement, dated as of September 20, 2021, by and between the Company and Jewel Acquisition, LLC, pursuant to which the Company leases approximately 8 acres of land and improvements located at 950 10th Street (950 Railroad Avenue), Midland (Beaver County), Pennsylvania (the “Lease”). The Amendment extends the Lease from September 14, 2024 to September 14, 2027 and sets new rental rates that are effective as of September 15, 2024. Future minimum lease payments for the Lease, as amended, are approximately $1,380,509, with annual increases of 3.1%. All other terms of the Lease remain in full force and effect. The Company filed an 8K on September 11, 2024 attaching the amendment as Exhibit 99.1. This filing is incorporated herein by reference.

On September 11, 2024, the Company entered into a Marketing Services Agreement with Outside The Box Capital Inc. (“OTB”) pursuant to which OTB will provide certain marketing and distribution services to the Company for a six month term in consideration for the payment of a fee of $100,000 worth of restricted shares of the Company’s common stock, as approved by the Company’s board. The Company filed an 8K on September 11, 2024 attaching the agreement as Exhibit 99.1. This filing is incorporated herein by reference.

Results of Operations – Three-months Ended September 30, 2024 compared to the three-months ended September 30, 2023

	For the Three-Months ended September 30,
	2024	2023
Revenues:
Digital colocation revenue	$9,518,696	$2,959,074
Energy management revenue	1,963,805	1,475,333
Digital assets mining revenue	833,516	6,898,223
Equipment sales	-	-
Total revenues	12,316,017	11,332,630
Less: Cost of revenues (excluding depreciation)	7,996,440	7,715,920
Gross profit	4,319,577	3,616,710
Selling, general and administrative	6,000,344	3,655,444
Stock based compensation	5,320,823	3,784,316
Depreciation and amortization	3,607,848	11,875,618
Change in fair value of derivative asset	789,146	520,838
Total operating expenses	15,718,161	19,836,216
Loss from operations	(11,398,584)	(16,219,506)
Non-operating income (expense):
Losses on foreign currency transactions	(352,375)	(600,619)
Interest expense	(801,625)	(514,953)
Impairment of financial assets	-	(1,837,063)
Profit on sale of site	-	-
Gain on sale of marketable securities	-	-
Other expenses	(443,537)	(158,577)
Loss on deconsolidation	-	-
Other income	119,526	-
Share of net loss of equity method investments	-	-
Total non-operating income (expense), net	(1,478,011)	(3,111,212)
Loss before income taxes	(12,876,595)	(19,330,718)
Income tax benefit (expense)	648,857	-
Net Loss	(12,227,738)	(19,330,718)
Less: Net loss attributable to non-controlling interests	-	(283,101)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(12,227,738)	$(19,047,617)
Net Loss per share, basic and diluted	$(0.66)	$(1.15)
Weighted average number of shares outstanding	18,519,572	16,500,833

Revenues

Digital colocation business revenues for the three-months ended September 30, 2024 and 2023, were $9.52 million and $3.00 million, respectively. This represented an increase of $6.56 million or 222% increase.

The increase in revenue was due to the Company providing digital colocation services to multiple digital colocation customers.  For the same period of 2023, the Company only provided digital colocation services to a single customer whereas the Company now provides digital colocation services to multiple customers. The Company expects to continue to diversify its digital colocation services customer across customers and to expand its business.

Energy management business revenues for the three-months ended September 30, 2024 and 2023, were $1.96 million and $1.48 million, respectively. This represented an increase of $0.49 million or 33% increase.

This increase is due to the Company enhanced energy management program participation in the three-months ended September 30, 2024 than in the 2023 period. The revenue opportunity from energy management is expected to be impacted by seasonal patterns and other weather-related events as well as the dynamic nature of global power prices.

Digital assets mining revenues from the production of bitcoin for the three-months ended September 30, 2024, and 2023, were $0.83 million and $6.90 million, respectively. The decrease for the three-months ended September 30, 2024, was due to a number of factors, including the impact of the April 2024 halving event, and a higher global network difficulty rate in the three-months ended September 30, 2024 compared to the same period in 2023, which led to lower bitcoin production from self-mining. In the three-months ended September 30, 24 period, the Company also significantly expanded and grew its digital colocation services business across multiple customers reallocating some of its digital asset mining capacities. The Company believes its digital mining revenue may continue to fluctuate with bitcoin pricing and market conditions as the bitcoin industry works through the expected volatility inherently associated with bitcoin including the impact post the April 2024 halving event.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock-based compensation; change in fair value of derivative asset; and depreciation and amortization.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital asset mining and digital colocation services and cost of equipment and infrastructure sold.

Cost of revenue for the three-months ended September 30, 2024 and 2023, were $8.00 million and $7.72 million, respectively. The increase in cost of revenue was primarily attributable to an increase in power costs related to the increase in energy used to operate the colocated equipment for our enterprise digital colocation customers within our facilities.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: audit; legal; professional services, director and employee compensation, equipment repairs; marketing; freight; insurance; consultant fees; lease amortization, general and other expenses.

Selling, general and administrative expenses for the three-months ended September 30, 2024 and 2023 were $6.00 million and $3.66 million, respectively.

Stock based compensation

Stock based compensation expenses for the three-months ended September 30, 2024 and 2023 were $5.32 million and $3.78 million, respectively. In the three-months ended September 30, 2024, stock-based compensation expense was attributable to the costs recognized in relation to long-term incentives for the Company’s directors, management, and employees and to continue to align incentives with long-term stockholder value creation.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware, MDC equipment and other data center infrastructure.

Depreciation and amortization for the three-months ended September 30, 2024 and 2023, were $3.61 million and $11.88 million, respectively. The lower depreciation and amortization expense is the result of an increased number of the Company’s digital asset mining hardware being fully depreciated and lower number of digital asset miners for the three-months ended September 30, 2024 following the deconsolidation of MIG No. 1 Pty Ltd.

Change in fair value of derivative asset

During the three-months ended September 30, 2024 and 2023, there was a loss on the fair value of the derivative asset by $0.79 million and a loss of $0.52 million, respectively, in relation to our power supply arrangements. The loss on the derivative asset was due to an expected decrease in the price of energy costs in 2024 and decrease in the amount of time remaining for the derivative asset.

Non-operating expenses

Non-operating expenses consist primarily of interest expenses and other expenses.

Interest expenses for the three-months ended September 30, 2024 and 2023, were $0.80 million and $0.51 million, respectively driven by default interest on loans outstanding.

Non-operating income

Non-operating income consists primarily of gain on foreign currency transactions and other income.

During the three-months ended September 30, 2024 and 2023, the realized and unrealized gain on foreign currency transactions was a loss of $0.35 million and a loss of $0.60 million, respectively. This difference was due mostly to the movement in foreign exchange rates.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $12.23 million for the three-months ended September 30, 2024, compared to a net loss of $19.05 million for the three-months ended September 30, 2023.

Results of Operations – Nine-months Ended September 30, 2024 compared to the nine-months ended September 30, 2023

	For the Nine-Months ended September 30,
	2024	2023
Revenues:
Digital colocation revenue	$25,884,176	$11,876,379
Energy management revenue	6,168,906	2,934,066
Digital assets mining revenue	11,596,363	14,550,744
Equipment sales	550,000	193,581
Total revenues	44,199,445	29,554,770
Less: Cost of revenues (excluding depreciation)	28,577,249	19,422,380
Gross profit	15,622,196	10,132,390
Selling, general and administrative	13,100,223	14,898,118
Stock based compensation	11,275,554	5,475,935
Depreciation and amortization	16,211,516	28,627,896
Change in fair value of derivative asset	878,096	6,646,363
Total operating expenses	41,465,389	55,648,312
Loss from operations	(25,843,193)	(45,515,922)
Non-operating income (expense):
Losses on foreign currency transactions	(474,210)	(1,416,000)
Interest expense	(2,289,150)	(2,061,067)
Impairment of financial assets	-	(1,837,063)
Profit on sale of site	-	3,353,130
Gain on sale of marketable securities	-	1,437,230
Other expenses	(29,800)	(226,330)
Loss on deconsolidation	(12,444,097)	-
Other income	309,209	245,694
Share of net loss of equity method investments	-	(36,356)
Total non-operating income (expense), net	(14,928,048)	(540,762)
Loss before income taxes	(40,771,241)	(46,056,684)
Income tax expense	(1,044,475)	(2,304,454)
Net Loss	(41,815,716)	(48,361,138)
Less: Net loss attributable to non-controlling interests	(205,086)	(867,590)
Net Loss attributed to Mawson Infrastructure Group stockholders	$(41,610,630)	$(47,493,548)
Net Loss per share, basic and diluted	$(2.37)	$(3.10)
Weighted average number of shares outstanding	17,529,342	15,336,653

Revenues

Digital colocation services revenues for nine-months ended September 30, 2024 and 2023, were $25.88 million and $11.88 million, respectively, representing an increase of $14.01 million or 118% increase.

The increase in revenue was due to growth of the digital colocation business during the nine-months ended September 30, 2024, where the Company provided digital colocation services to multiple digital colocation customers, whereas for the nine-months ended September 30, 2023 the Company provided digital colocation services to a single customer.

Energy management revenues for the nine-months ended September 30, 2024 and 2023, were $6.17 million and $2.93 million, respectively, representing an increase of $3.23 million or 110% increase.

This increase is due to the Company’s enhanced participation in energy management programs.

Digital assets revenues from production of bitcoin for the nine-months ended September 30, 2024, and 2023, were $11.60 million and $14.55 million, respectively. In the nine-months ended September 30, 24 period, the Company also significantly expanded its digital colocation services business reallocating some of its digital asset mining capacities. The Company believes its digital mining revenue may continue to fluctuate with bitcoin pricing and market conditions as the bitcoin industry works through the expected volatility inherently associated with bitcoin including the impact post the April 2024 halving event.

Sales of digital mining and other equipment for the nine-months ended September 30, 2024 and 2023, were $0.55 million and $0.19 million, respectively.

Operating Cost and Expenses

Our operating costs and expenses include cost of revenues; selling, general and administrative expenses; stock-based compensation; change in fair value of derivative asset; and depreciation and amortization.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital assets mining and digital colocation services and cost of mining equipment sold.

Cost of revenue for the nine-months ended September 30, 2024 and 2023, were $28.58 million and $19.42 million, respectively. The increase in cost of revenue was primarily attributable to an increase in power costs related to the energy used to operate the Company’s mining equipment and customer colocated mining equipment within our facilities.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of professional and management fees relating to: audit; legal; equipment repairs; marketing; freight; insurance; consultant fees; lease amortization, director and employee compensation, general and other expenses.

Selling, general and administrative expenses for the nine-months ended September 30, 2024 and 2023 were $13.10 million and $14.90 million, respectively, which is a reduction of $1.80 million or 12% from period to period. The decrease is primarily attributable to lower employee compensation expenses including payroll costs, lower doubtful debt expense, reduced freight costs, lower marketing and travel expenses also driven by the cost reduction, efficiency, and optimization actions that the Company had previously undertaken.

Stock-based compensation

Stock-based compensation expenses for the nine-months ended September 30, 2024 and 2023 were $11.28 million and $5.48 million, respectively. In the nine-months ended September 30, 2024, stock-based compensation was attributable to costs recognized in relation to long-term incentives for the Company’s directors and employees and to continue to align incentives with long-term stockholder value creation.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and MDC equipment.

Depreciation and amortization for the nine-months ended September 30, 2024 and 2023, were $16.21 million and $28.63 million, respectively.

Change in fair value of derivative asset

During the nine-months ended September 30, 2024 and 2023, there was a loss on the fair value of the derivative asset by $0.88 million and a loss of $6.65 million, respectively, in relation to our power supply arrangements. The loss on the derivative asset was due to the passage of time offset by an increase in the price of energy costs in 2024.

Non-operating expenses

Non-operating expenses consist primarily of interest expenses, loss on deconsolidation and other expenses.

Interest expenses for the nine-months ended September 30, 2024 and 2023, were $2.29 million and $2.06 million, respectively.

During the nine-months ended September 30, 2024, the Company recognized a deconsolidation loss of $12.44 million. This loss was as a result of three Australian entities and subsidiaries, MIG No.1 Pty Ltd, Mawson AU Pty Ltd and Mawson Services Pty Ltd going into Australian court appointed liquidation and accordingly these subsidiaries were deconsolidated. The deconsolidation loss recorded was due to the removal of the net assets and certain liabilities of this subsidiary from the condensed consolidated financial statements. See Note 3 - Subsidiary Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion.

Non-operating income

Non-operating income consists primarily of gain on foreign currency transactions and other income.

During the nine-months ended September 30, 2024 and 2023, the realized and unrealized loss on foreign currency transactions was a loss of $0.47 million and a loss of $1.42 million, respectively. This difference was due mostly to the movement in foreign exchange rates.

Net loss attributable to Mawson Infrastructure Group, Inc. stockholders

As a result of the foregoing, the Company recognized a net loss of $41.61 million for the nine-months ended September 30, 2024, compared to a net loss of $47.49 million for the nine-months ended September 30, 2023.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure. For the nine-month period ended September 30, 2024, we financed our operations primarily through net positive cash flow provided by operating activities and other cash reserves. During the nine-months ending September 30, 2024, the Company repaid $0.50 million of principal payments against previous facilities provided by W Capital Advisors Pty Ltd.

On May 27, 2022, the Company entered an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), and filed a prospectus supplement, to sell shares of its Common Stock through an “at the market offering” program as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Effective May 4, 2023, the Company filed a prospectus supplement to amend, supplement and supersede certain information contained in the earlier prospectus and prospectus supplement, which reduced the number of shares of Common Stock the Company may offer and sell under the ATM Agreement to an aggregate offering price of up to $9.00 million from time to time. The Company terminated the ATM Agreement effective September 6, 2024. The Company may choose to enter into other “at the market offering” programs with other parties in the future.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities are expected to be adequate to fund our longer-term operations needed over the next twelve-months. For our business growth, it is expected we may continue investing in expanding our infrastructure, expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of September 30, 2024, we had an aggregate of $21.37 million of debt all of which is overdue for repayment unless we refinance, renegotiate the terms or prevail in our disputes and/or related claims. In addition, the Celsius deposit of $15.33 million is the subject of an ongoing legal dispute in arbitration. For more details on this dispute, please see the Celsius Collocation Agreement Dispute found in Part I. Financial Information, Item 1. Financial Statements, contained in this Form 10-Q and made part here of and incorporated herein by reference.

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

Working Capital and Cash Flows

As of September 30, 2024 and December 31, 2023, we had a cash and cash equivalent balance of $5.76 million and $4.48 million, respectively, representing a positive increase of 29% in our cash and cash equivalent balance. As of September 30, 2024 and December 31, 2023, the trade receivables balance was $12.84 million and $12.11 million, respectively. As of September 30, 2024, we had $21.37 million of outstanding short-term borrowings, and as of December 31, 2023, we had $19.35 million of short-term borrowings. The short-term borrowings as of September 30, 2024, relate to Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd (these loans are currently in default, refer to Material Cash Requirements section below for more information). As of September 30, 2024 and December 31, 2023, we had negative working capital of $36.09 million and $33.18 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the years ending September 30, 2024 and 2023:

	Nine-Months Ended September 30,
	2024	2023

Net cash provided by (used in) operating activities	$3,106,434	$(4,818,073)
Net cash provided by (used in) investing activities	$(1,097,654)	$10,510,543
Net cash used in financing activities	$(726,773)	$(5,115,470)

For the nine-month period ended September 30, 2024, net cash provided by operating activities was $3.11 million and for the nine-months period ended September 30, 2023, net cash used operating activities was $4.82 million. The increase in net cash provided by operating activities was attributable to operations and timing differences in trade and other receivables and trade and other payables amongst other factors.

For the nine-month period ended September 30, 2024, net cash used in investing activities was $1.10 million and for the nine-month period ended September 30, 2023, net cash provided by investing activities was $10.51 million. The net cash used in investing activities during the nine-months ended September 30, 2024, was primarily attributable to the proceeds from sale of certain non-utilized equipment. The net cash provided by investing activities during the nine-month period to September 30, 2023 was primarily attributable to the proceeds from sale of investment shares in CleanSpark, Inc.

For the nine-month period ended September 30, 2024, net cash used in financing activities was $0.73 million and for the nine-month period ended September 30, 2023, net cash used in financing activities was $5.12 million. The cash used in financing activities during the nine-month period ended September 30, 2024, was primarily attributable to the repayment of borrowings.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations.

The Company is the guarantor of a Secured Loan Facility Agreement by MIG No. 1 with Marshall. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments commencing that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 Pty Ltd and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $10.53 million as of September 30, 2024, all of which is classified as a current liability. There has been no principal and interest payments made since May 2023. This Secured Loan Facility Agreement was entered into with an Australian entity MIG No.1, this company was placed into a court appointed liquidation and wind-up process and was deconsolidated from the group on March 19, 2024. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 modular data centers (“MDCs”), these assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. The Company also reserves and retains all rights against Marshall.

On February 23, 2022, Luna entered into a Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna a principal amount of $20.00 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna issued a Secured Promissory Note for repayment of such amount. The Secured Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Secured Promissory Note had a maturity date of August 23, 2023, the outstanding balance including interest is $9.38 million as of September 30, 2024, all of which is classified as a current liability. Celsius Mining LLC transferred the benefit of the promissory note to Celsius Network Ltd. Celsius Mining LLC and Celsius Network Ltd filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Digital Colocation Agreement, Celsius Mining LLC advanced $15.33 million to Luna that were held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties. On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company. The Company has filed cross-claims against Celsius. For more details on this dispute, please see the Celsius Collocation Agreement Dispute found in Part I. Financial Information, Item 1. Financial Statements, contained in this Form 10-Q and made part here of and incorporated herein by reference.

The Company is the guarantor of a Secured Loan Facility Agreement for working capital by an Australian entity Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of September 30, 2024, AUD $1.95 million (USD $1.35 million) has been drawn down from this facility, all of which is classified as a current liability. The Secured Loan Facility accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps) and is paid monthly. Principal repayments are paid ad hoc in line with the loan facility agreement. The Secured Loan Facility expired in March 2023. This Secured Loan Facility Agreement was originally with Mawson Infrastructure Group Pty Ltd and this Australian entity was placed into Australian voluntary administration on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility. The receiverships of these two Australian companies are proceeding, and the Company is dependent on the appointed receivers and managers to send information on their respective status.

On May 31, 2024, W Capital obtained a judgment from the Australian court awarding it a money judgment for USD $0.17 million as unpaid interest under the convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed. On June 12, 2024, W Capital issued a statutory demand under Australian Law to the Company seeking USD $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed. The Company rejected this demand. Subsequently, on October 3, 2024, a proceeding before the Federal Court of Australia, New South Wales was filed by W Capital against the Company, seeking a hearing on November 29, 2024 regarding its claims related to Company’s solvency under Australian law. The current proceeding is in Australian courts and there are no associated proceedings in the United States. The Company believes that W Capital and Marshall are using this proceeding in Australia as a bad faith attempt to gain leverage in ongoing legal disputes between the parties. For further information, please reference the Marshall and W Capital Australian Loan Disputes found in Part I. Financial Information, Item 1. Financial Statements, made part here of and incorporated herein by reference.

Financial condition

As of September 30, 2024, and December 31, 2023, we had negative working capital of $36.09 million and $33.18 million, respectively. As of September 30, 2024, and December 31, 2023, we had negative net assets of $1.56 million and $30.38 million, respectively. As of September 30, 2024, we had an accumulated deficit of $224.28 million compared to $182.67 million as of December 31, 2023. Our cash position of September 30, 2024, was $5.76 million in comparison to $4.48 million as of December 31, 2023. For the nine-month period ended September 30, 2024 and 2023 the Company incurred a loss after tax of $41.61 million and $48.36 million, respectively. Included in trade and other receivables is a $2.00 million payment due and pending from CleanSpark, Inc. for the sale of the Georgia facility. CleanSpark, Inc has disputed the obligation to make this payment. On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc and CSRE with the United States District Court for the Southern District of New York in the matter entitled, “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC” under Civil Action Number 1:24-cv-5379 for claims and payments due to the Company in excess of $2.00 million. The matter is proceeding through the court system. For more details, please see the CleanSpark Litigation found in Item 1. Legal Proceedings, Part II Other Information contained in this Form 10-Q.

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

We require additional capital to respond to near-term debt repayment obligations, competitive pressure, market dynamics, new technologies, customer demands, business opportunities, challenges, potential acquisitions or unforeseen circumstances, and we will likely need to determine to engage in equity, debt or other financings in the short term. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to fund, grow or support our business model and to respond to business challenges could be significantly limited, our business, financial condition and results of operations could be adversely affected, and this may result in bankruptcy or our ceasing operations.

The Company continues to take steps to preserve cash by optimizing operations, costs and pursuing efficiencies. The Company has been improving its revenue generation by enhancing its operations, driving growth in business lines, and adding multiple, enterprise digital colocation services customers and diversifying its businesses. The Company will continue to seek to optimize its cashflows through these and other initiatives.

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

	For the Three-Months ended September 30,		For the Nine-Months ended September 30,
	2024	2023	2024	2023
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	$(12,227,738)	$(19,330,718)	$(41,815,716)	$(48,361,138)
Impairment of financial assets	-	1,837,063	-	1,837,063
Share of net loss of equity method investments	-	-	-	36,356
Depreciation and amortization	3,607,848	11,875,618	16,211,516	28,627,896
Stock based compensation	5,320,823	3,784,316	11,275,554	5,475,935
Unrealized and realized losses/(gain)	352,375	600,619	474,210	1,416,000
Other non-operating income	(119,526)	-	(309,209)	(245,694)
Other non-operating expenses	1,245,162	673,530	2,318,950	2,287,397
Loss on deconsolidation	-	-	12,444,097	-
Change in fair value of derivative asset	789,146	520,838	878,096	6,646,363
Income tax	(648,857)	-	1,044,475	2,304,454
EBITDA (non-GAAP)	$(1,680,767)	$(38,734)	$2,521,973	$(24,632)

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Board of Directors, the Board Committee(s), and management team, including our Chief Executive Officer and President (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024, including the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Significant Reliance on Certain Individuals. There is inadequate segregation of duties in place related to our financial reporting and other review and oversight procedures due to the lack of sufficient accounting and other personnel. This is not inconsistent with similar sized organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and to fully meet the requirements of the SEC, GAAP, and the Sarbanes-Oxley Act of 2002. In addition, this poses the risk that compliance and other reporting obligations are not dealt with in an adequate manner.

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

Data from third parties. The Company does not have the resources and personnel to fully execute its designed controls to ensure that data received from third parties was validated, complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and digital colocation revenue, net energy benefits, and digital asset assets.

Fixed asset verification. The Company does not have the resources and personnel to fully execute its designed controls around physical asset verification. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective as of September 30, 2024, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Our management continues to work to find ways to improve its controls related to our material weaknesses. With the oversight of the Board of Directors, the Board Committee(s), and management, the Company plans to continue to progress the remediation of the underlying causes of the identified material weaknesses, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance and other personnel for specific roles including financial reporting.

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

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, the Board of Directors, Board Committee(s), and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that the Board of Directors, Board Committee(s), and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, and some of its subsidiaries or entities including Australian entities, are currently in disputes, as outlined below. These disputes may be in or may lead to litigation.

On January 8, 2024, a commercial demand was made by an Australian entity Flynt ICS Pty Ltd to the Company’s subsidiary and an Australian entity, MIG No. 1 Pty Ltd, for $0.13 million, for alleged claimed sums due under a service agreement. As determined by the Audit Committee’s investigation into Mr. James Manning, Flynt ICS Pty Ltd is a party related to Mr. James Manning, a former board director and executive of the Company. The Audit Committee’s investigation concluded that Mr. Manning had not disclosed such related party transactions to the Company, and Mr. Manning has not cooperated with the Company on its investigation. On March 19, 2024, MIG No.1 Pty Ltd was placed into an Australian court appointed liquidation and wind-up process. The Company has ongoing concerns about Flynt ICS Pty Ltd and James Manning being related parties and lack of disclosure by Flynt ICS Pty Ltd and James Manning amongst other concerns. Flynt ICS Pty Ltd and Mr. Manning have not responded to the Company’s concerns in a manner satisfactory to the Company.

On April 19, 2024, a civil suit entitled “Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc.” was filed in the US District Court, Southern District of New York under Civil Action No. 1:24-cv-02976. The parties have elected to enter the court’s Mediation Program. The matter is ongoing and the mediation hearing date is currently pending finalization.

On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc and CSRE with the United States District Court for the Southern District of New York in the matter entitled, “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC” under Civil Action Number 1:24-cv-5379 for claims and payments due to the Company in excess of $2.00 million (the “CleanSpark Litigation”). The matter is proceeding through the court system. On September 13, 2024, CleanSpark filed a motion to dismiss. On October 18, 2024, the Company filed a brief in opposition. CleanSpark is due to file a reply motion by November 8, 2024.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled, “Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462”. For more details on this dispute, please see the Celsius Collocation Agreement Dispute found in Part I. Financial Information, Item 1. Financial Statements, contained in this Form 10-Q and made part here of and incorporated herein by reference.

On October 3, 2024, a proceeding before the Federal Court of Australia, New South Wales entitled “In The Matter Of Mawson Infrastructure Group Inc. (ARBN 649 261 861)”, File No. NSD1395/2024” was filed by W Capital against the Company, seeking a hearing on November 29, 2024 regarding its claims related to the Company’s solvency under Australian law. Marshall Investments GCP Pty Ltd gave formal notice that it intends to appear before the court. The current proceeding is in Australian courts and there are no associated proceedings in the United States. The Company believes that W Capital and Marshall are using this proceeding in Australia as a bad faith attempt to gain leverage in ongoing legal disputes between the companies. For further information, please reference the Marshall and W Capital Australian Loan Disputes found in Part I. Financial Information, Item 1. Financial Statements, made part here of and incorporated herein by reference.

On October 17, the Company filed a complaint (No. 2024-2332) in The Court of Common Pleas of Mercer County, PA, against Vertua Property, Inc. as landlord for the Company’s Sharon, PA property for breach of the lease agreement and wrongful termination, as well as for tortious interference with a business relationship, seeking reinstatement of the lease, compensatory damages, disgorgement of revenue, and exemplary and punitive damages, as well as reimbursement for Plaintiffs’ costs and expenses including attorneys’ fees and costs of suit.

The Company and its subsidiaries have been in the past, and from time to time in the future may be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments or other correspondence from time to time which could lead to legal proceedings.

Item 1A. Risk Factors

The Company’s risk factors were disclosed in (i) Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on April 1, 2024 and (ii) as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was filed on May 15, 2024, and (iii) as disclosed in our 8-K filing on March 29, 2024. In addition, the Company is subject to risks related to:

The Company’s expansion into the Artificial Intelligence (“AI”) and High-Performance Computing (“HPC”) markets. While the Company does not run AI and HPC workloads for its own purposes, it offers infrastructure for potential customers. As such, the Company may be indirectly exposed to risks in the AI and HPC space, including:

●	Regulatory Uncertainty. Many countries have not yet established comprehensive AI regulations, creating uncertainty that can impact future development, deployment, and compliance costs.

●	Compliance with Privacy Laws. AI companies must address compliance with data protection regulations, such as the EU’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), as these laws significantly impact AI applications that process personal data.

●	Technology and Data Dependencies. There is a risk of dependency on vast datasets for training AI models and obtaining quality data could become more difficult due to legal restrictions or competitive factors.

●	Cybersecurity. AI systems, like all other IT systems, are vulnerable to cyber-attacks, data breaches, intellectual property theft, and malicious manipulation of AI models.

●	Litigation and Intellectual Property. Intellectual property disputes over algorithms, AI models, and proprietary datasets are common concerns. Legal challenges or patent disputes could negatively impact AI companies’ operations.

●	Reputational Risks. Public trust in AI is in flux and could be undermined by high-profile failures, ethical concerns, or regulatory sanctions. This could affect consumer adoption and AI companies’ images and reputations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20.00 million to Luna Squares LLC, through a Secured Promissory Note (the “Celsius Promissory Note”), which had a maturity date of August 23, 2023, and a total outstanding balance as of September 30, 2024, of $9.38 million. Luna Squares LLC has not repaid the loan as required on the maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred to benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares the default interest is payable. On November 23, 2023, Celsius filed an adversary proceeding against Mawson, its subsidiaries Luna Squares LLC and Cosmos Infrastructure LLC, asserting various claims related to the alleged breach of a Digital Colocation Agreement. The Company is pursuing counter claims against Celsius. For more details on this dispute, please see the Celsius Collocation Agreement Dispute found in Part I. Financial Information, Item 1. Financial Statements, contained in this Form 10-Q and made part here of and incorporated herein by reference.

The Company has a Secured Loan Facility Agreement with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (“Marshall”). The loan matured in February 2024 and the total outstanding balance is $10.53 million as of September 30, 2024. MIG No. 1 Pty Ltd, an Australian entity, has not made a principal and interest payment since May 2023, despite such payments falling due, and is therefore in default. MIG No. 1 Pty Ltd is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, Mig No.1 Pty Ltd was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date.

On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 modular data centers (“MDCs”), these assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. On June 25, Marshall inspected and inventoried the miners and MDCs located at the Company’s Midland facilities. The company is currently not utilizing these miners or MDCs for its operations and has asked Marshall to take these assets out of the Company’s storage. Marshall has not responded to the Company’s ask for these miners and MDCs to be removed from the Company’s storage. The Company also reserves and retains all rights against Marshall.

The Company is the guarantor of a Secured Loan Facility Agreement for working capital by Mawson Infrastructure Group Pty Ltd with W Capital Advisors Pty Ltd. As of September 30, 2024, AUD $1.95 million (USD $1.35 million) has been drawn down from this facility. The Secured Loan Facility expired in March 2023 and the Company did not extend the maturity date, and has not repaid the loan amount, and is therefore in default. This Secured Loan Facility Agreement was originally with Mawson Infrastructure Group Pty Ltd, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023 and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note with W Capital Advisors Pty Ltd with an outstanding balance of $0.11 million as of September 30, 2024. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the note Convertible Note, however there is outstanding interest claimed which is claimed by W Capital Advisors Pty Ltd to be in default. On January 3, 2024, W Capital put Mawson on notice of its intent to collect what it asserts are past due amounts for the following claims as of December 31, 2023: (a) principal and interest payable on the Loan Amount advanced to Mawson under a variation deed, amounting to $1.30 million (AUD $1.90 million); (b) the principal amount advanced under convertible note, amounting to $0.50 million; and (c) interest payable on the principal amount advanced under a convertible note, amounting to $0.07 million. W Capital is also claiming issuance of an alleged 1,500,000 shares of the Company. The Company paid W Capital $0.50 million on March 6, 2024.

On May 31, 2024, W Capital obtained a judgment from the Australian court awarding it a money judgment for USD $0.17 million as unpaid interest under the convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed. On June 12, 2024, W Capital issued a statutory demand under Australian Law to the Company seeking USD $0.17 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.50 million, and AUD $0.30 million under a loan deed. The Company rejected this demand. Subsequently, on October 3, 2024, a proceeding before the Federal Court of Australia, New South Wales was filed by W Capital against the Company, seeking a hearing on November 29, 2024 regarding its claims related to the Company’s solvency under Australian law. The current proceeding is in Australian courts and there are no associated proceedings in the United States. The Company believes that W Capital and Marshall are using this proceeding in Australia as a bad faith attempt to gain leverage in ongoing legal disputes between the parties. For further information, please reference the Marshall and W Capital Australian Loan Disputes found in Part I. Financial Information, Item 1. Financial Statements, made part here of and incorporated herein by reference.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any (i) “Rule 10b5-1 trading arrangement” as defined in Regulation S-K § 229.408(a)(1)(i), or (ii) “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K § 229.408(c).

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023
3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
4.1	Form of Common Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.2	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.3	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.4	Form of Warrant Amendment Agreement dated May 3, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)
4.5#	Form Of Stock Option Grant Notice And Option Agreement Under Company’s 2024 Omnibus Equity Incentive Plan
10.1	Customer Service Provider Agreement, dated August 9, 2024, between the Company and BE Global Development Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024).
10.2	Lease Amendment between the Company and Jewel Acquisition, LLC dated September 9, 2024, (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024).
10.3	Marketing Service Agreement Letter by and between the Company and Outside the Box Capital, Inc., dated September 11, 2024, (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024).
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and nine-months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Loss for the three and nine-months ended September 30, 2024, and 2023, (iv) Consolidated Statements of Cash Flows for the nine-months ended September 30, 2024 and 2023, (v) Consolidated Statements of Stockholders’ Equity for the three and nine-months ended September 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: November 14, 2024	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ William Harrison
William Harrison Chief Financial Officer
(Principal Financial and Accounting Officer)