Form 10-K
period 2024-12-31
Mawson Infrastructure Group Inc.
filed 2025-03-28
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23.5 million (based on the closing price of the common stock on June 28, 2024, as reported by the Nasdaq Capital Market).

As of March 3, 2025, there were 18,792,360 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with its Annual Stockholders’ Meeting to be held in 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

i

INTRODUCTION

Throughout this Annual Report on Form 10-K (this “Annual Report”), unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, “Mawson” and “our company” refer to Mawson Infrastructure Group Inc., a Delaware corporation headquartered in the United States of America, and its consolidated subsidiaries.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the U.S. Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below.

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by forward-looking statements, including the factors set forth under Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to technologies and digital infrastructure;

-	access to reliable and reasonably priced electricity sources;

-	operational, maintenance, repair, safety, and construction risks;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	our reliance on key management personnel and employees;

-	our ability to attract or retain the talent needed to sustain or grow the business;

-	our ability to develop and execute on our business strategy and plans;

-	counterparty risks related to our customers, agreements and/or contracts;

-	adverse actions by creditors, debt providers, or other parties;

-	continued evolution and uncertainty related to growth in blockchain and Bitcoin and other digital assets’ usage;

-	high volatility in Bitcoin and other digital assets’ prices and in value attributable to our business;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	the evolution of AI and HPC market and changing technologies;

-	the slower than expected growth in demand for AI, HPC and other accelerated computing technologies than expected;

-	the ability to timely implement and execute on AI and HPC digital infrastructure contracts or deployment;

-	the ability to timely complete the digital infrastructure build-out in order to achieve its revenue expectations for the periods mentioned;

-	downturns in the digital assets industry;

-	counterparty risks and risks of delayed or delinquent payments from customers and others;

-	inflation, economic or political environment;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	changes to the Bitcoin and/or other networks’ protocols and software;

-	the decrease in the incentive or increased network difficulty to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

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

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd and referred to herein as “Mawson PL”) in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. Shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021.

Mawson is a technology company focused on digital infrastructure platforms. The Company develops and operates digital infrastructure platforms for enterprise customers and for its own purposes. The Company’s digital infrastructure platforms can be used to operate computing resources for a number of applications, and are offered across artificial intelligence (“AI”), high-performance computing (“HPC”), digital assets, and other computing applications. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company participates in energy management program related to the real-time needs of the grid. The Company also periodically transacts in digital computational machines, data center infrastructure, and related equipment, subject to business and commercial opportunities.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines.

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 megawatts (“MW”) with its current operational sites with an additional 24 MW of future capacity that is under development, all strategically located in locations served by the Pennsylvania-New Jersey-Maryland Interconnection (“PJM”) Energy Market in the United States of America (the “PJM Energy Market”). The PJM Energy Market is the largest wholesale power market in North America.

Our Products and Services

Mawson’s business

Mawson has four main businesses:

●	Digital Colocation

●	AI and HPC Colocation

●	Energy Management, and

●	Digital Assets Mining

Digital Colocation Business

Mawson offers other businesses and customers the opportunity to colocate their specialized computers used in mining digital assets (“Miners”) and other equipment within our facilities. Mawson generates revenue from these customers for their use of our digital colocation services and facilities. The customer typically keeps all digital assets such as Bitcoin mined in this manner, while paying Mawson fees for providing digital colocation services. This kind of arrangement is known as “colocation” and can be customized and tailored for each customer’s situation and their and Mawson’s strategy and allows us to supplement or diversify our income streams, while adjusting our risk profile. For example, customers may agree to be charged upfront digital infrastructure fees, minimum fees, and maintenance fees. Such fees can provide upfront benefits, which helps decrease risk in the business, and potentially enables Mawson to have different types of revenue streams. Minimum fees can help generate revenue during more challenging periods in the digital infrastructure markets or when our own digital mining may not be as profitable (for example, due to high energy prices, high network difficulty, and volatility in digital assets prices). Counter-party risk is a key issue when entering into colocation arrangements with customers. Mawson employs a number of mitigation strategies to decrease the risks arising from counter-parties depending on the customer agreement, including requiring security deposits and charging upfront fees.

The main factors affecting Mawson’s digital colocation profitability are (in no particular order):

●	Reliance on several large, single digital colocation services customers;

●	Ability to acquire competitively priced power and provide competitive digital infrastructure platforms and services; and

●	Ability to hire and retain the talent and employees needed to provide digital colocation services and other functions.

The Company currently has numerous colocation services customer contracts. Additionally, Mawson has service agreements in place with its customers that it believes provide the terms and protections to drive the profitability of the Digital Colocation business. Mawson also has power agreements in the Pennsylvania-New Jersey-Maryland Interconnection (“PJM”) markets that are expected to provide it the competitive pricing needed for its customers. The PJM Energy Market procures electricity to meet consumers’ demands both in real time and in the near term. Mawson works with the communities in which it is involved to attract and retain the talent and employees needed to run this business.

AI and HPC Colocation business

Mawson offers other businesses and customers in the AI/HPC markets the opportunity to colocate their specialized computers and GPUs used for computation and processing purposes and other equipment within our facilities. Mawson expects to generate revenue from these customers for their use of our colocation services and facilities. Customers expect to pay Mawson a fee for the Company providing its digital infrastructure to operate and optimize their compute processing and performance of their GPUs. Counter-party risk is a key issue when entering into digital colocation arrangements with customers.

The main factors affecting Mawson’s AI and HPC colocation profitability are (in no particular order):

●	Customer concentration amongst AI and HPC customers and markets;

●	Ability to acquire competitively priced power and provide competitive AI/HPC infrastructure platforms and services; and

●	Ability to hire and retain talent and employees needed to provide AI and HPC colocation services and other functions.

Energy Management Business

Mawson has developed several energy management program capabilities. To power all the compute at its facilities, Mawson uses substantial amounts of energy. This means that energy is a material input cost for Mawson’s operations. If energy prices are higher, then the cost of running the compute may impact our business. Mawson uses proprietary financial models and analysis, which it is constantly refining, that Mawson utilizes to optimize its participation in the energy management programs and how to adapt its energy usage in line with the needs of the grid.

If Mawson decides to curtail its energy use, then during these periods Mawson’s other revenue may be reduced but should be supplemented by the payments provided by its energy management programs revenue. In addition to energy hedges and derivatives that Mawson may be able to purchase, Mawson participates in demand response programs. Demand response programs leverage the timely reduction of energy use by our facilities to benefit other power customers. These demand response programs may compensate Mawson for periods of curtailment and can generate additional revenues for Mawson during times of higher energy prices.

Further, because Mawson can be flexible in the way it operates its digital infrastructure and how it uses energy, Mawson can contribute to electricity grid stability by providing demand for energy producers when aggregate power demand is low, and then lowering its own usage when aggregate power demand is high.

The main factors affecting Mawson’s energy management profitability are (in no particular order):

●	Reliability and level of sophistication of its economic analysis;

●	Reliability and dependability of software used for energy management;

●	Ability to acquire appropriate hedge contracts;

●	Access to power providers programs; and

●	Regulatory or other changes.

Mawson works closely with PJM market participants and others to help ensure they stay up to date with the latest power provider programs. Mawson closely monitors the power markets and pricing in order to identify ways to maintain or enhance its profitability from potential opportunities. Mawson tracks various stakeholders in the market to monitor changes in the market and environment that could potentially impact the energy management business.

Digital Assets Mining

Digital asset mining involves the use of Miners to solve algorithmic problems, for example in order to update the distributed or decentralized ledger of Bitcoin transactions securely. In return for providing this security to the Bitcoin ledger, Bitcoin miners are rewarded with Bitcoin. The decentralized ledger is the key innovation of the Bitcoin protocol. It is a public ledger that can be viewed by anyone with specialist knowledge and is typically kept by more than one entity. An example of a centralized ledger would be a ledger of bank account transactions kept by a financial institution.

As of the date of this Annual Report, Mawson operates its own digital asset miners in data center facilities located in Pennsylvania.

Miners perform computational operations to solve specific computing problems in support of the Bitcoin network. The computing power is called “hash rate” and is measured in “hashes per second.” A “hash” is the computation run by the mining hardware in support of the blockchain security; therefore, a Miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining Bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations and growing competition to mine Bitcoin, CPU mining was rapidly replaced by the Graphics Processing Unit (“GPU”), which was in turn replaced by Application-Specific Integrated Circuit (“ASIC”) Miners. These ASIC Miners are designed specifically for the task of solving computing problems in support of the Bitcoin network, which maximizes the rate of hashing operations. Hash rate is a measure of the processing speed of a Miner. Mawson’s hash rate is the total sum of its Miners’ hash rates. Similarly, the sum total of all Miners actively trying to solve a block in the Bitcoin network is known as the “Network Hash Rate.” If more competitors add hash rate to the Network Hash Rate, then Mawson must also increase its own hash rate if it wants to ensure that the amount of rewards it receives over time remains the same or similar. Mawson can increase its hash rate in a number of ways, including by acquiring and operating more Miners, ensuring that as many of its Miners are online and operational at all times, and by increasing the hashing capability of its Miners (for example, by providing optimal operating conditions and maintenance).By operating more Miners, Mawson will also most likely increase the amount of power it requires to operate the Miners, thus increasing its costs. The Network Hash Rate can also decline from time to time, which means that Mawson’s hash rate relative to the Network Hash Rate would increase (if Mawson continued to deploy the same amount of hash rate), increasing the chance that Mawson will be rewarded with Bitcoin. As Mawson increases its hash rate, it increases its chance of solving a particular problem and earning the right to place a block on the blockchain at the same time as earning a Bitcoin reward, as well as earning any potential transaction fee. As the global network has modernized and become more efficient, the hash rate required to regularly solve for a block (that is, the “network difficulty”) has increased significantly, leading to Bitcoin miners acquiring larger fleets of more efficient Miners. The expanding fleets of Miners generally require more electrical power. Increased use of electrical power increases the cost of solving a block and, therefore, the relative cost of mining Bitcoin. This increase in network difficulty also means that it can become harder for individual mining operations to find a block and earn any reward or transaction fees for their mining efforts. Individual Bitcoin Miners risk going for extended periods of time without earning any Bitcoin rewards.

To facilitate the earning of Bitcoin rewards, most miners, including Mawson, will join a “mining pool” (that is a group of other miners). A large group of miners with greater hashing power is more likely to earn a digital assets reward. The members of the mining pool then receive Bitcoin rewards on a pro rata basis based on total hashing capacity they contributed to the mining pool. This is intended to reduce the variance of our Bitcoin rewards, and therefore revenue, generation.

At this time, Mawson typically liquidates any mined Bitcoin within a reasonable time after receipt. Mawson does not hold any material amount of Bitcoin on its balance sheet. Mawson’s strategy is to operate as a mining operation, rather than a digital assets investment company. This means that Mawson regularly liquidates its Bitcoin holdings for traditional fiat currency. Mawson has established relationships with several digital assets mining exchanges through which Mawson sells Bitcoin on a regular basis.

The main factors affecting Mawson’s self-mining profitability are (in no particular order):

●	The market price of Bitcoin;

●	The reward Mawson earns for its mining operations;

●	Changes in the Network Hash Rate;

●	Type of hardware, such as types of Miners, used and deployed;

●	The cost of land, or leases or other operational costs; and

●	The cost of power.

There is a risk that a change in any of these factors could have a detrimental effect on Mawson’s business. While Mawson takes steps to mitigate these risks, they cannot be avoided altogether. In particular, the market price of Bitcoin can be volatile, sometimes being subject to major changes in value in short time periods. In addition, the reward for Bitcoin mining is scheduled to halve approximately every 4 years. This phenomenon, which is a feature of the Bitcoin protocol, is known as “halving.” The Bitcoin blockchain has undergone halving three times since its inception, on November 28, 2012, July 9, 2016, May 11, 2020, and April 19, 2024. The original reward was 50 Bitcoin per block, but after the last halving the reward was reduced to its current level of 3.125 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in 2028. This process will re-occur until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur in or around 2140. The value of Bitcoin has historically risen after each halving event, due to the reduced supply of Bitcoin, however, there can be no guarantee that this will occur again in the future, or the timing known if such an event were to happen.

Strategy

Part of Mawson’s strategy is to identify and secure new development sites for future digital infrastructure facilities which meet our investment criteria. Before committing to a site, Mawson considers a range of investment criteria, including factors such as climate, community acceptance of digital mining operations, secure tenure through long term leases, or the ability to acquire sites, the existence of energy demand response programs which Mawson can participate in, the ability to secure low cost, stable, low carbon or carbon-neutral sustainable power, labor and skills availability, local taxation regimes, and proximity to Mawson’s existing supply chains and operations.

Environment and Sustainability

Digital asset mining requires a large amount of computing power, which in turn requires a large amount of electricity. At Mawson, we recognize the important role digital asset mining can play in supporting the energy grid and we seek to utilize and support renewable or sustainable energy sources. We hope to support the growth of further renewable or sustainable power into the grid. We also enter into arrangements where we may be compensated in certain circumstances if we curtail, reduce or cease our energy usage. Typically, this will occur when energy prices spike, and the mining of Bitcoin may become unprofitable. In this way we can provide stability to the energy grid by reducing our demand on renewable or sustainable energy at times of peak usage, or low supply, potentially reducing prices for other users.

Equipment Sales products and services

Mawson will from time to time opportunistically sell hardware that it has acquired, whether used or unused, which is surplus to its requirements, or in order to fund newer and better equipment. Hardware that Mawson would typically sell includes Miners, transformers and/or modular data centers (“MDCs”).

Suppliers

Mawson engages a range of suppliers for access to hardware and software required to mine Bitcoin, provide colocation services and for its energy management program. This includes the manufacturers of the Miners, MDCs, and transformers. Mawson enters into Power Purchase Agreements (“PPA”) with its power suppliers that set out the terms and duration of the supply or power.

Government Regulation

Government regulation of AI/HPC and digital assets is being actively considered by the US government (both at the federal and state levels) and by non-US governments, and their agencies and regulatory bodies.

Regulations may substantially change in the future, and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environments evolve, we may become subject to new laws and further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding the potential risks existing and future regulation pose to our business, see Item 1A “Risk Factors” herein.

Competition

The AI/HPC and digital assets industry and market is dynamic and global. In addition, the Bitcoin mining network is made up of a variety of competitors, from individual “sub-scale” hobbyists to large, publicly listed mining operations. We compete with other digital asset mining companies directly for the acquisition of new Miners and raising capital. Bitcoin miners, including Mawson, also compete with more traditional industries, for example when obtaining the lowest cost, sustainable electricity or access to sites with reliable sources of power. Many Bitcoin mining operations are not publicly operated, and therefore data is not readily available.

Publicly Listed companies operating comparable businesses include:

●	Marathon Digital Holdings Inc.

●	Core Scientific, Inc.

●	Applied Digital Corp.

●	Cipher Mining Inc.

●	Hut 8 Mining Corp.

●	Bitfarms Ltd

●	HIVE Blockchain Technologies, Inc.

●	TeraWulf, Inc.

●	Ionic fka Celsius

Human Capital

Our employees and talent are critical to our success. As of March 3, 2025, we had 33 full-time employees while utilizing software and technology to run and optimize our operations and digital infrastructure. We also use contractors where practical and further rely on the expertise of our external contractors, including legal, audit, financial, IT and compliance consultants, who may be engaged on a time basis, or on a project basis.

Our future success has significant dependence on the performance and continued service of our management team and key employees. Our success and growth may be influenced by our ability to attract, retain and motivate qualified personnel. We compete for scarce qualified management and other personnel in a highly competitive industry and market. Our competitors may offer higher compensation or better opportunities than we can. We may need to hire additional qualified personnel and any failure to attract, retain or motivate key personnel could adversely affect our business and operating results. Currently we have limited personnel in our organization to meet our organizational, operating and administrative demands.

ESG

Governments around the world have been introducing new energy policies and legislation in response to climate change and energy security.

Any legislative changes regarding climate change or energy security could add significant burden and costs to our business, including taxes, or other costs related to making our energy consumption more efficient and lower impact on the environment, environmental monitoring and reporting, and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding digital assets and the apparent effects on the environment. If power costs rise so high as to put certain industries at risk, legislators may intervene in energy markets to direct energy to certain industries. Price caps could be introduced which may have long-term effects on power prices. If fossil fuel projects are not allowed to proceed, then this may have an effect on power prices if sustainable or renewable energy is insufficient or unreliable.

Corporate Information

We are a corporation incorporated in Delaware in 2012. Shares of Mawson’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021. Our principal place of business is 950 Railroad Avenue, Midland, Pennsylvania 15059. Our contact email is info@mawsoninc.com, and our website is www.mawsoninc.com.

Shares of our Common Stock are listed on The Nasdaq Capital Market.

Available Information

Our investor relations website and corporate information is available at www.mawsoninc.com. The information on, or that may be accessed from, our website is not a part of this Annual Report. Available on this website, free of charge, are the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics) and select press releases and other relevant information.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report, including the matters addressed in the sections entitled “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “RISK FACTORS” are forward-looking statements. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations and it is not possible to predict all risk factors, nor can we assess the impact of all factors on us or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in or implied by any forward-looking statements.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition, and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business and Management

-	our history of incurring losses;

-	our need to, and difficulty in, raising additional capital and repossession of collateral securing current loans in default;

-	the potential of being delisted from Nasdaq;

-	downturns in the digital assets industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	risks associated with our expansion into the Artificial Intelligence (“AI”) and High-Performance Computing (“HPC”) markets;

-	the failure or breakdown of mining equipment;

-	outages and limitations of internet connectivity;

-	access to reliable and reasonably priced electricity sources;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	the prices of digital assets;

-	our reliance on a small number of key employees;

-	our failure to effectively manage our growth including not growing or improving our current hashrate;

-	the competitiveness of the digital assets industry;

-	global climate change and related environmental regulations;

-	the potential cancellation or withdrawal of required operating and other permits and licenses; and

-	banks and other financial institutions ceasing to provide services to people in our industry, whether through choice or due to their own insolvency or failure.

Risks Relating to Digital Assets Mining, Bitcoin Price and Technology

-	changes to the Bitcoin network’s protocols and software;

-	the manipulation of the blockchain by malicious actors;

-	failures of the Bitcoin network to be properly monitored and upgraded;

-	the decrease in the incentive to mine Bitcoin;

-	an increase in the network difficulty;

-	the increase of transaction fees related to digital assets;

-	the downward pressure on the price of Bitcoin created by firms selling their Bitcoin;

-	political or economic crisis or change;

-	the fraud or security failures of large digital asset exchanges;

-	the further development and acceptance of digital asset networks and other digital assets;

-	future digital asset and digital currency development; and

-	the development of quantum computing, and other new technologies.

Risks Relating to Laws, Regulatory Frameworks, and Legal Action

-	regulatory changes and changes in interpretations of existing regulations, including for digital assets like Bitcoin, or Bitcoin mining itself (including the imposition of taxes, limits on mining (or power usage), or new licensing regimes);

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002;

-	future developments regarding the treatment of digital assets for U.S. federal income and foreign tax purposes, or other taxes on Bitcoin mining;

-	regulatory intervention by governments impacting the right to mine, acquire, own, hold, sell, exchange or use Bitcoin or other digital assets;

-	additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from our practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations, additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from our practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations;

-	legislative, regulatory and litigation threats regarding climate change and energy conservation, legislative, regulatory and litigation threats regarding climate change and energy conservation;

-	changes to laws regarding the operation of exchanges by third parties may make the business model unsustainable and may lead to an inability to exchange mined Bitcoin for fiat currency efficiently, changes to laws regarding the operation of exchanges by third parties may make the business model unsustainable and may lead to an inability to exchange mined Bitcoin for fiat currency efficiently;

-	material litigation (including with our lenders and counter-parties counterparties), investigations or enforcement actions by regulators and governmental authorities; and

-	because there has been limited precedent set for financial accounting of Bitcoin and other digital assets, the determination that we have made for how to account for digital assets transactions may be subject to change.

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

We have a history of losses from operations, we expect potential negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we seek to increase the efficiency of our operations, find new colocation customers, and grow the size of our self-mining operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2024, have been prepared on the basis that we will be able to continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2024, our accumulated deficit was $228.8 million, our cash and cash equivalents were $6.1 million, we had negative working capital of $35.9 million, and we had an aggregate of $20.9 million of debt. In addition, the Celsius deposit of $15.3 million is the subject of an ongoing legal dispute and litigation.

Advancing our future plans will require substantial additional investment. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of this report. We will need to raise substantial additional capital in the near term to continue to fund our operations, meet our debt obligations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend on many factors, as discussed further below as well as under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

We have several notes in default which can subject collateral to seizure and otherwise impact our ability to use the collateral in our operations as well as affect our ability to raise capital. Additional capital may not be available to us, or even if it is, the cost of such capital may be high or even uncommercial. We may be forced to obtain additional capital when our stock price or trading volume or both are low, or when the general market for digital assets companies is weak. Raising capital under any of these or similar scenarios, if we can raise any at all, may lead to significant dilution to our existing stockholders. We may be forced to sell assets to raise capital, and we may not be able to realize the full value of those assets at the time of sale.

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

We have experienced management turnover, including turnover of our top executives, which creates uncertainties and could have an adverse effect on our business.

The responsibility of the direction and operation of our business relies heavily on a small number of key people, including our CEO and CFO. If any of our key employees cease their involvement in our business or, in the unfortunate situation one or more of them are seriously injured or dies, this loss would have a significant and likely adverse impact on us.

Recently, we experienced updates to our executive leadership, including the departure of William “Sandy” Harrison as our CFO in January 2025 and the appointment of William C. Regan as our new CFO in January 2025 at the same time. In June 2024, Kaliste Saloom, previously Corporate Secretary and acting General Counsel of the Company, was appointed as our General Counsel and Corporate Secretary.

Although we have endeavored to implement these management transitions in a non-disruptive manner, such transitions can be inherently difficult to manage and may hamper our ability to meet our financial and operational goals. Such changes may also give rise to uncertainty among our customers, investors, suppliers, employees and others concerning our future direction and performance. Any of the foregoing could result in significant disruptions to our operations and may adversely affect our financial condition, results of operations, cash flows and ability to execute on our business plans.

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

The global supply chains are increasingly risky and complex. Our business relies on digital assets-specific hardware such as the Miners, and containers in which to operate the Miners, and also more general plant and equipment such transformers, breakers, power boards exhaust fans, deflectors, monitoring equipment and many other parts. If we are unable to procure such hardware, or replacement parts (at commercial prices, or at all), or they are delayed, our operations may be adversely affected which would likely have a material adverse effect on our business, financial condition, results of operations and prospects. If the manufacturers of such hardware are unable to obtain materials or components themselves, they may experience manufacturing delays or have to cease manufacturing altogether. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers.

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

Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of our suppliers to supply us with Miners or create a shortage or lack of components necessary for their manufacture or repair. Recently, the U.S. government has threatened significantly increased tariffs on foreign imports into the U.S. from certain countries, including China, Canada and Mexico. Miners that we source from China and other mining hardware that we source from outside the U.S. may be subject to these tariffs. If these tariffs are imposed, or if retaliatory trade measures are taken by foreign countries in response to additional tariffs, it could have the impact of increasing the aggregate purchase cost of those commodities or reducing the supply of available commodities, which could have an adverse effect on our business and results of operations.

Additionally, the government of the People’s Republic of China in particular exerts a high level of influence and control over its economy and businesses (private and state owned). There have been various examples of government policies, decisions, laws and intervention into particular industries. Changes in any of these policies, laws and regulations, or the interpretations thereof, as they relate to the mining hardware suppliers, could have a negative impact on our business.

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

The Company’s expansion into the AI and HPC markets may present increased liability and additional risks to our business.

While the Company does not run AI and HPC workloads for its own purposes, it offers infrastructure for potential customers. As such, the Company may be indirectly exposed to risks in the AI and HPC space, including:

1.	Regulatory Uncertainty. Many countries have not yet established comprehensive AI regulations, creating uncertainty that can impact future development, deployment, and compliance costs.

2.	Compliance with Privacy Laws. AI companies must address compliance with data protection regulations, such as the EU’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), as these laws significantly impact AI applications that process personal data.

3.	Technology and Data Dependencies. There is a risk of dependency on vast datasets for training AI models and obtaining quality data could become more difficult due to legal restrictions or competitive factors.

4.	Cybersecurity. AI systems, like all other IT systems, are vulnerable to cyber-attacks, data breaches, intellectual property theft, and malicious manipulation of AI models.

5.	Litigation and Intellectual Property. Intellectual property disputes over algorithms, AI models, and proprietary datasets are common concerns. Legal challenges or patent disputes could negatively impact AI companies’ operations.

6.	Reputational Risks. Public trust in AI is in flux and could be undermined by high-profile failures, ethical concerns, or regulatory sanctions. This could affect consumer adoption and AI companies’ images and reputations.

Mining equipment is prone to breakdown, fail or become obsolete.

Miners and related mining equipment used to mine digital assets are sophisticated machines and may be operated over two years or longer. They are thus prone to breakdown and may not function at any given time. Any downtime of a significant number of our Miners and mining equipment will have a direct impact on us as they would not be performing their role. This could occur due to an accident on site, or during transportation of a large number of Miners. In addition, the failure of any critical single piece of equipment may represent a single point of failure which could have widespread impacts. An example of this could be a fire within a substation resulting in a total power outage for a mining facility for a period until the substation was rebuilt, or a blown fuse which may affect any part of our facility. Such widespread mechanical issues or critical failures for any material duration would therefore decrease our revenue.

A number of factors drive the adoption of ever more efficient Miners in the Bitcoin mining industry, including energy prices, the fact the Bitcoin algorithm was designed so that as more computing power is added to the network, the difficulty to mine for each block increases, and halving events. Over time older mining equipment becomes less and less profitable, and like most computing hardware, eventually becomes obsolete. Mawson’s fleet has not been materially renewed for a number of years, which means that a number of factors could render its self-mining fleet obsolete, including a significant increase in difficulty, halving events, or simply wear and tear on the machines rendering some or all of them uncommercial, or inoperable.

Any extended outage or limitation of an internet connection at our sites could materially impact our operations and financial performance.

A secure, reliable and fast internet connection is required for our Miners to validate and verify Bitcoin transactions, secure transaction blocks and add those transaction blocks to the Bitcoin blockchain. Any extended downtime, bandwidth limitations or other constraints may reduce our ability to use our Miners support transactions on the Bitcoin network, and therefore reduce our ability to earn block rewards. In addition, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Any such events may result in Miners being subject to internet service disruptions or outages. The effects of any such events could have a material adverse effect on our operating results and financial condition.

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

Our data infrastructure requires developed land, preferably close to sustainable and reasonably priced electricity sources. If we are unable to acquire rights to use such land or lose the rights to the land we currently lease or occupy, this would likely mean that we would lose access to the relevant supply of electricity. A lack of access to electricity would significantly impact the profitability and viability of our business.

Additionally, our operations could be materially adversely affected by prolonged power outages. The potential physical effects of climate change could result in power outages occurring more frequently. We may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected.

Cyber-security threats pose a challenge to our business, including the safekeeping of our digital assets, and a risk of reputational damage.

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

We promptly and frequently liquidate digital assets that we mine and keep a minimum number of digital assets in our possession so as to minimize our risks against theft, loss, destruction or other issues relating to hackers and technological attack. We have methods of monitoring and ensuring that our Miners are directing hashrate to the correct pools and that any Bitcoin produced is sent to the intended recipient. Nevertheless, this security system may still be penetrated and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us.

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

We promptly and frequently liquidate digital assets. This may mean that we sell digital assets at a time when the prices on the respective digital asset exchange market are low, which could adversely affect our business, financial condition, results of operations and prospects.

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

As our digital assets reach the end of useful life (such as our Miner fleet) we will need to plan for their replacement. Replacing our mining fleet will require significant capital which the Company does not currently have. If we are unable to raise sufficient capital and replace or renew our mining fleet, we may not be able to mine for Bitcoin on a commercial basis. This may force us to consider other business options, such as to expand our colocation business, however, even if successful, these alternative business options may not generate the same level of profit or income as self-mining.

Digital assets mining is a highly competitive industry.

The digital assets mining industry is highly competitive, especially for Bitcoin, and there are several competitors who are considerably larger than Mawson, and who have operated for longer in the industry. With this size and operating history likely comes greater resources (financial, human, and technical), greater brand recognition and reputation, stronger business relationships, and economies of scale. We expect existing competitors will expand their operations, new competitors will enter the industry, and some competitors will merge to create even stronger competitors. The digital asset mining industry is global. If the amount of competing computational power in the Bitcoin network increases, then the difficulty of the mining process increases, which may lead to lower Bitcoin rewards for Mawson.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.

Global climate change may have an adverse effect on our business operations and financial position.

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

Banks and financial institutions may cease to provide financial services to persons involved in digital assets transactions.

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

Risks Relating to Digital Assets and Technology

The digital assets industry and pricing can be volatile.

Digital assets such as Bitcoin pricing has proven to be volatile, characterized by periods of extreme upturns and downturns that have lasted over lengthy time periods multiple times in digital assets’ history. A falling Bitcoin price directly affects our ability to generate revenue, which can affect our ability to meet our financial obligations. Further, volatility in energy prices has often resulted in the major input cost to generate Bitcoin increasing.

The price of Bitcoin can fluctuate due to investment and trading sentiment amongst users, speculators, and investors for a range of reasons, including changes in interest rate settings, or negative or positive publicity (for example due to legal proceedings or losses to Bitcoin investors due to fraud or cyber-attacks a digital assets exchange or online wallet). Large holders of Bitcoin may be able to effect large price swings, especially if they were to liquidate their holdings, which would likely cause the price of Bitcoin to fall. A fall in the price of Bitcoin will have a negative impact on our revenues. The prices that we receive for our Bitcoin depend on numerous market factors beyond our control. Due to the highly volatile nature of the price of Bitcoin, our historical operating results have fluctuated, and continue to fluctuate, significantly from period to period. Mawson does not use derivatives to hedge Bitcoin prices.

Corporate collapses of important companies in the Bitcoin ecosystem, such as exchanges, funds, lenders, wallet providers and so on, or other digital assets can also have an impact on confidence and the Bitcoin price.

We are also exposed to the effect a falling price can have on our counterparties, including the exchanges we use and our colocation customers. In particular, in July 2022, Celsius Networks, LLC and Celsius Mining LLC, filed for Chapter 11 bankruptcy. A subsidiary of Mawson remains an unsecured creditor of Celsius Mining LLC, with two unpaid pre-petition invoices totaling in excess of $1.8 million.

Subsequent disputes have led to litigation between Celsius entities and Mawson entities, as further discussed in Note 10 – Commitments and Contingencies to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report.

Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect us.

With respect to Bitcoin networks, a small group of individuals contribute to the Bitcoin Core project on GitHub.com. These individuals can propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. Proposals for upgrades and discussions relating there to take place on online forums. For example, there is an ongoing debate regarding altering the blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners.

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

The open-source structure of the digital assets network protocols means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging or latent issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Modification or changes to the Bitcoin protocol by a sufficient number of users (known as a “fork”) may lead to unforeseen bugs or other negative outcomes for Mawson and miners in general. Changes to our latent issues in a digital asset network which we are mining could materially adversely affect our business, financial condition, results of operations and prospects.

The incentive for Bitcoin mining may decrease over time as the reward decreases.

A Bitcoin halving occurs when block rewards, or the number of Bitcoins entering circulation whenever a block is produced (approximately every 10 minutes), is reduced by half. This occurs on a schedule built into Bitcoin’s programming and happens every 210,000 blocks with the purpose being to issue the total supply of Bitcoin into the market less frequently over time. This supply effect increases Bitcoin’s scarcity, which has, historically, increased its price. When Bitcoin first started, 50 Bitcoins were rewarded to miners per block produced. The reward has decreased over the years and, the current block reward is 3.125 Bitcoins per block. Halving events will continue until the block reward reaches zero. The process will end with a predetermined total of 21 million Bitcoins being issued, estimated to be around the year 2140. At each prior halving event, the short-term subsequent effect on the Bitcoin price has been an increase in price, however this trend may not continue in the future, in which case, our business, financial condition, results of operations and prospects may be materially adversely affected.

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

The impact of the Bitcoin halving, which took place in April 2024 has introduced uncertainly that could materially impact our self-mining revenue or our colocation services customers businesses.

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

Increasing network difficulty, plays a crucial role in determining the profitability of Digital Assets and Bitcoin mining.

Essentially, network difficulty refers to the degree of effort required to solve the mathematical problems that validate transactions on the Bitcoin network. For digital assets that use a Proof-of-Work (PoW) validation system such as Bitcoin, creating new digital assets involves “miners” using their computers to solve complex mathematical puzzles. In the case of Bitcoin, miners’ computers, also called nodes, collect and bundle individual transactions into blocks every ten minutes, which is the fixed “block time” of Bitcoin. The computers then compete to solve a complex cryptographic puzzle to be the first to validate the new block for the blockchain. As a digital assets like Bitcoin becomes more popular, the number of computers participating in this peer-to-peer validation network increases. With more participants and more computing power, the so-called “hashpower” of the entire network increases accordingly.

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

6. Halving: Bitcoin undergoes a halving event roughly every four years, where the reward for mining a new block is cut in half. This means that miners need to mine twice as many blocks to earn the same amount of Bitcoin. This can lead to a drop in hashrate, as some miners may find it less profitable to continue mining.

An increase in transaction fees could reduce the price of digital assets.

If fees increase for recording transactions on the Bitcoin network, demand for digital assets may decrease and prevent the expansion of the network to retail merchants and commercial businesses, resulting in a reduction in the price of digital assets that could adversely affect our business, financial condition, results of operations and prospects.

Digital assets firms may be forced to sell their Bitcoin or digital assets holdings putting downward pressure on the Bitcoin price.

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

Currently, there is relatively small use of Bitcoins and other digital assets in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us. Digital assets are a relatively new concept and asset class, so there is still some degree of uncertainty and skepticism about their use. Whether their popularity will gain further traction is difficult to predict. If the popularity and use of digital assets diminish and leads to their value decreasing, our business, financial condition, results of operations and prospects may be materially adversely affected.

Future digital assets and digital currency development may lessen the usage of Bitcoin.

Digital asset technology is evolving, and new digital assets can be created. New digital assets competing with Bitcoin may increase in popularity and in turn cause a decline in the value of Bitcoin, which may in turn lead to a decline in the Bitcoin network and our ability to generate revenue from our current mining activities. This may include the development of so-called central bank digital currencies (“CBCDs”). Many governments around the world, and central banks are reportedly considering or studying the potential for CBCDs, including the United States Federal Reserve.

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

Digital assets have been subject to ongoing scrutiny by regulators and government. It is possible that regulation in the digital asset industry will increase. We cannot be certain of future regulatory developments or interpretations, and it is difficult to list or describe all the risks that Mawson may be subject to in this space. In addition, regulatory actions, as well as any other political developments in the regions with active digital assets trading or mining, may increase our domestic competition as some of those digital assets miners or new entrants in this market may move their digital assets mining operations or establishing new operations in the United States. Furthermore, government scrutiny related to restrictions on digital assets mining facilities and their energy consumption has increased over the past few years as digital assets mining has become more widespread. The consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin. State and federal regulators are increasingly focused on the energy and environmental impact of Bitcoin mining activities. Additionally, if the regulatory and economic environment in Pennsylvania and Ohio were to become less favorable to Bitcoin mining and hosting companies, including by way of increased taxes, means our business, financial condition and results of operations could be adversely affected.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires that our management maintain a system of internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It also requires that our management annually evaluate whether our internal control over financial reporting is effective at providing reasonable assurance and to disclose its assessment to investors. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in our internal control over financial reporting as described in Item 9A. “Controls and Procedures”. As a result of the material weaknesses in our internal control over financial reporting, the Company’s management has concluded that, as December 31, 2024, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

In addition, while Mawson continues to work on these deficiencies and improve the overall control environment over financial reporting, as a smaller reporting company and non-accelerated filer, we are not subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. However, as we grow, we may become subject to the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

Globally, many taxation laws, rules and guidelines have not been developed with digital assets in focus. For example, many significant aspects of the U.S. federal income and foreign tax treatment of transactions involving digital assets are uncertain, and it is unclear what guidance may be issued in the future on the treatment of digital asset transactions for U.S. federal income and foreign tax purposes.

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

Regulatory intervention by governments could affect the right to acquire, own, hold, sell, exchange or use Bitcoin or other digital assets.

Governments have and may take regulatory actions to restrict the right to acquire, own, hold, sell, exchange or use Bitcoin or other digital assets. For example, it may be, or may become, illegal to accept payment in Bitcoin for consumer transactions and banking institutions could be barred from accepting deposits of digital assets. Such restrictions would have a negative effect on the value and price of Bitcoin. On the other hand, some governments could decide to subsidize or support certain Bitcoin mining projects, thus adding hash rate to the overall network, and having a material adverse effect on the amount of Bitcoin we may be able to mine, the value of Bitcoin and, consequently, our business, prospects, financial condition and operating results.

Additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from our practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, subject the mining, ownership and exchange of digital assets to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. We are subject to various federal, state, and local laws and regulations, including those relating to the generation of power, noise, storage, handling, and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Electricity costs could also be affected due to existing or new regulations on greenhouse gas emissions, whether such regulations apply to all consumers of electricity or just to specified uses, such as Bitcoin mining. These regulations may be federal, state or local. There has been interest in the U.S. federal government and in some state governments in addressing climate change, including through regulation of Bitcoin mining. Past policy proposals to address climate change include measures ranging from taxes on carbon use or generation to energy consumption disclosure regimes to federally imposed limits on greenhouse gas emissions or energy use restrictions specific to Bitcoin mining. It is unclear how any such future legislation and regulation will affect our Pennsylvania and Ohio facilities. The course of future legislation and regulation in the United States remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time. Given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that they could have a material adverse effect on our business, prospects or operations.

Legislative, regulatory, and litigation threats regarding climate change and energy conservation could add significant burden, costs and reputational damage to our business.

Changing environmental regulation and public energy policy may expose our business to new risks. Our Bitcoin colocation services and mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, our operations can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis. For instance, our plans and strategic initiatives for our Pennsylvania and Ohio facilities are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal and state regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the digital assets mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Moreover, we currently participate in energy demand response programs to curtail operations, return capacity to the electrical grid, and receive funds to offset foregone operational revenue when necessary, such as in extreme weather events. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States and the states of Pennsylvania and Ohio. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Changes to laws regarding the operation of Bitcoin mining and Bitcoin and digital assets exchanges by third parties may make the business model unsustainable and may lead to an inability to exchange mined Bitcoin for fiat currency efficiently. Digital assets mining may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.

It is possible that state or federal regulators may seek to impose harsh restrictions or total bans on digital assets mining which may make it impossible for us to do business without relocating our colocation and self-mining operations, which could be very costly and time consuming. Further, although Bitcoin and Bitcoin mining, as well as digital assets generally, are largely unregulated in most countries (including the United States), regulators could undertake new or intensify regulatory actions that could severely restrict the right to mine, acquire, own, hold, sell, or use digital assets or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of digital assets as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other digital assets we or our colocation customers mine, or otherwise acquire or hold, and thus harm investors. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the digital assets industry, or the potential impact of the use of digital assets, which could have material adverse effects on our business and our industry more broadly.

We may be subject to material litigation (including with our lenders and counter-parties counterparties), investigations, or enforcement actions by regulators and governmental authorities that are expensive to support, and if resolved adversely, could harm our business, revenue, and financial results.

We have been the subject to certain claims, legal proceedings (see Item 3. “Legal Proceedings” for more information about ongoing litigation) and may be subject in the future to claims, legal proceedings, government investigations or enforcement actions, including in the ordinary course of business. Agreements entered into by Mawson sometimes include indemnification provisions which can subject Mawson to costs and damages in the event of a claim against an indemnified third party. Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to operations and distracting to management. If Mawson is unable to successfully defend itself against such claims, then it may become liable to make substantial payments to satisfy judgments, fines or penalties, or alter, delay, limit or cease some or all its business practices. Mawson may also suffer damage to our brand and reputation as a result of such adverse judgment.

Because there has been limited precedent set for financial accounting for Bitcoin and other digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting for Bitcoin and other digital assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for digital assets transactions and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition, and results of operation.

Risks Relating to the Ownership of Our Common Stock and Other Risks

If we fail to comply with the continued listing standards of The Nasdaq Capital Market (“Nasdaq”), we may be delisted and the price of our Common Stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Although our Common Stock is currently listed on Nasdaq, we may not be able to continue to meet Nasdaq’s minimum listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2) and a minimum Market Value of Listed Securities of $35.0 million pursuant to Nasdaq Listing Rule 5550(b). We have recently been notified by Nasdaq that we are out of compliance with the minimum closing bid price and minimum Market Value of Listed Securities requirements as further described in Note 15 – Subsequent Events to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report. If we are unable to regain compliance and maintain listing on Nasdaq and Nasdaq delists our securities from trading on its exchange, we and our stockholders could face significant negative consequences including: reducing the liquidity and market price of our Common Stock; reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting our ability to issue additional securities or obtain additional financing in the future.

The trading price of our Common Stock is likely to continue to be volatile.

The trading price of our Common Stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our Common Stock has experienced fluctuations due to market dynamics and the Bitcoin downturn. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our Common Stock may be traded by short sellers, which may put pressure on the supply and demand for our Common Stock, further influencing volatility in its market price. Public perception of our company or management and other factors outside of our control may additionally impact Mawson’s stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. Accordingly, we address these risks by implementing and maintaining processes, and technologies designed to prevent, detect, and mitigate incidents that could pose cybersecurity risk. We are equally subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including: intellectual property theft; fraud; extortion; harm to employees or customers; interruption of business activities and activities of our customers; violation of privacy laws; litigation and legal risk; and reputational risk. In adopting our risk assessment and management program, we are committed to safeguarding our systems and data.

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

Our cybersecurity policies, standards, processes, and practices are regularly assessed and these assessments incorporate various activities including information security assessments and independent reviews of our information security control environment and operating effectiveness. We utilize managed detection and response systems, endpoint protection, content filtering aimed at blocking malware and software to eliminate phishing, ransomware, and fraud. We also utilize multi-factor authentication on all sensitive applications and information entry-points, review access to data regularly, and have failover-protected business disaster recovery and backup storage systems. The Company conducts cybersecurity training and testing programs regularly.

Governance

Pursuant to our risk management policy, responsibility for the implementation of our risk management policy resides with the Chief Financial Officer. Management performs a periodic assessment (at least annual) of compliance, financial, IT, and fraud risks. Responses are consolidated and reviewed with management and the Audit Committee. The result of the risk assessment effort is leveraged to formalize management’s operating effectiveness testing plan for the next year. The Audit Committee receives an update on the Company’s risk management process, risk trends and any incidents at least annually from the management team. In the event of any incident, the Company expects to notify the Audit Committee immediately, or as soon as possible.

For additional information regarding cybersecurity risks, see Item 1A “Risk Factors.”

ITEM 2. PROPERTIES.

Our principal place of business is located at 950 Railroad Avenue, Midland, Pennsylvania 15059.

The Company leases 8 acres of land in Midland, Pennsylvania, where one of our data center facilities is located. On September 9, 2024, the Company entered into a lease amendment that extended the term of the lease from September 14, 2024 to September 14, 2027. The lease provides the option to exercise three additional three-year extensions for an aggregate of 12 more years from date of the lease amendment.

Effective May 24, 2023, Mawson Bellefonte LLC entered into a lease agreement for a 9,918 square foot developed mining facility in Bellefonte, Pennsylvania. The term of the lease is for two years and seven months, with an option to extend for five years.

On March 16, 2022, Luna Squares Property LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc. On February 2, 2024, the lease was terminated by the landlord, which is currently in a legal dispute, and is currently in litigation.

Effective May 1, 2023, Mawson Ohio LLC took an assignment of a lease agreement for approximately 64,600 square feet for an undeveloped site in Corning, Ohio. The term of the lease is five years, with an option to extend for five years.

We do not own or lease any other land or buildings. We believe that our existing facilities are suitable and adequate to meet our current business requirements. However, Mawson is growing and, should we require additional or alternative facilities, we believe that such facilities can be obtained in reasonable time frames at acceptable commercial rates.

ITEM 3. LEGAL PROCEEDINGS.

As disclosed in Note 10 – Commitments and Contingencies to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report, we are engaged in certain legal matters, and the disclosure set forth in Note 10 relating to such legal matters is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock trades on The Nasdaq Stock Market LLC under the symbol “MIGI.”

Holders

As of March 3, 2025, there were approximately 81 stockholders on record of our Common Stock. The actual number of beneficial owners of our stock is greater than this number of record holders because there are beneficial owners whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (“Board”) and will be dependent upon our financial condition, results of operations, capital requirements, limitations imposed by state laws and such other factors as our Board deems relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2024, the Company entered into a Marketing Services Agreement (the “MSA”) with Outside The Box Capital Inc. (“Box Capital”) pursuant to which Box Capital will provide certain marketing and distribution services to the Company for a six month term in consideration for the payment of a fee of $100,000 worth of restricted shares of the Company’s Common Stock, as approved by our Board. In accordance with the MSA, the Company issued 84,746 restricted shares of Common Stock to Box Capital on December 17, 2024. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, Box Capital is an accredited investor, Box Capital is taking the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A “Risk Factors” and elsewhere in this Annual Report.

Business overview

We are a technology company focused on digital infrastructure platforms.

The Company develops and operates digital infrastructure platforms for enterprise customers and for its own purposes. The Company’s digital infrastructure platforms can be used to operate computing resources for a number of applications, and are offered across AI, HPC, digital asseets, and other computing applications. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company adapts its operations to the real-time needs of the power grid. The Company also periodically transacts in digital computational machines, data center infrastructure, and related equipment, subject to business and commercial opportunities.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines.

The Company manages and operates two data center facilities in Pennsylvania delivering a total current capacity of approximately 129 megawatts (MW) and has an additional 24 MW of future capacity in Ohio that is under development, all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is the largest wholesale power market in North America.

The Company previously had interests in the Australian market, however for strategic and commercial reasons, the Company is currently focused on advancing its interests in North America. The Company currently operates facilities in the United States of America and does not have operating sites in Australia.

Results of Operations

	For the Years Ended
	December 31,
	2024	2023
Revenues:
Digital colocation revenue	$38,546,912	$16,364,767
Energy management revenue	7,576,553	5,354,272
Digital assets mining revenue	12,591,660	21,590,523
Equipment sales	550,000	262,158
Total revenues	59,265,125	43,571,720
Less: Cost of revenues (excluding depreciation)	38,987,911	28,557,004
Gross profit	20,277,214	15,014,716
Operating expenses:
Selling, general and administrative	18,313,904	19,177,492
Stock based compensation	14,064,883	10,834,838
Depreciation and amortization	17,877,770	38,080,506
Change in fair value of derivative asset	1,173,104	7,241,883
Total operating expenses	51,429,661	75,334,719
Loss from operations	(31,152,447)	(60,320,003)
Non-operating income (expense):
Total non-operating income (expense), net	(14,207,770)	7,723,529
Loss before income taxes	(45,360,217)	(52,596,474)

Revenues

Digital colocation revenue for the years ended December 31, 2024 and 2023, were $38.5 million and $16.4 million, respectively. This represented an increase of $22.1 million or a 136% year-over-year revenue increase. The increase in revenue was due to the Company expanding its number of digital colocation customers, increasing the number of machines using our digital colocation infrastructure services, and growing its digital colocation business.

Energy management revenue for the years ended December 31, 2024 and 2023, were $7.6 million and $5.4 million, respectively. This represented an increase of $2.2 million or a 42% year-over-year revenue increase. This increase is due to the Company’s enhanced energy management programs, which utilizes software and analysis, to generate revenue when the Company adapts its power usage to the real-time needs of the grid. The revenue opportunity from energy management is expected to be impacted by seasonal patterns and other weather-related events as well as the dynamic nature of global power prices.

Digital assets mining revenue from self-mining of bitcoin for the years ended December 31, 2024 and 2023, were $12.6 million and $21.6 million, respectively. This represented a decrease of $9.0 million or 42% over the prior year period. The decrease for the year ended December 31, 2024, was due to a number of factors, including the impact of the April 2024 halving event, and a higher global network difficulty rate in the year ended December 31, 2024, compared to the same period in 2023, which led to lower bitcoin production from self-mining. In the year ended December 31, 2024, the Company also significantly expanded and grew its digital colocation services business across multiple customers reallocating some of its digital asset mining capacities. The Company believes its digital asset mining revenue may continue to fluctuate with bitcoin pricing and market conditions as the bitcoin industry works through the expected volatility inherently associated with bitcoin including the impact post the April 2024 halving event.

Sales of digital mining equipment for the years ended December 31, 2024 and 2023, were $0.6 million and $0.3 million, respectively. This represented an increase of 50% over the prior year period.

Our overall revenue for the years ended December 31, 2024 and 2023, were $59.3 million and $43.6 million, respectively. This represented an increase of $15.7 million or a 36% year-over-year revenue increase.

Cost of revenues

Our cost of revenues consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenues for the years ended December 31, 2024 and 2023, were $39.0 million and $28.6 million, respectively. The increase in cost of revenues was primarily attributable to an increase in power costs related to an increase in energy used to operate the colocated equipment for our enterprise digital colocation customers within our facilities.

Operating expenses

Our operating expenses include: selling, general and administrative expenses; stock based compensation; change in fair value of derivative asset; and depreciation and amortization.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of audit, legal, and other professional fees, employee compensation, director fees, equipment repairs; marketing; freight; insurance; consultant fees; lease amortization and general expenses.

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023, were $18.3 million and $19.2 million, respectively. Total selling, general and administrative expenses decreased by $0.9 million in 2024. The decrease was primarily due decreases in rent and equipment rental of $0.9 million each, marketing of $0.4 million, and property costs of $0.3 million, partially offset by an increase in overall employee and personnel compensation of $2.0 million.

Stock based compensation

Stock based compensation expenses for the years ended December 31, 2024 and 2023, were $14.1 million and $10.8 million, respectively. The increase was primarily due to an increase in stock-based compensation related to service-based restricted stock awards of $5.3 million as a result of an increase in awards issued of 6.4 million shares, partially offset by a decrease in stock-based compensation related to stock warrants/options of $1.8 million as a result of a decrease in stock warrants/options issued of 3.0 million shares.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and MDC equipment.

Depreciation and amortization for the years ended December 31, 2024 and 2023, were $17.9 million and $38.1 million, respectively. The lower depreciation and amortization expense is the result of an increased number of the Company’s digital asset mining hardware being fully depreciated during 2023 and 2024, and a lower number of digital asset miners being acquired during the year ended December 31, 2024.

Change in fair value of derivative asset

During the years ended December 31, 2024 and 2023, there was an unrealized loss on the fair value of the derivative asset of $1.2 million and $7.2 million, respectively, in relation to our power supply arrangements. The change in fair value between December 31, 2023 and December 31, 2024 is primarily due to one less year remaining on the derivative asset as of December 31, 2024 and a reduction of approximately 5% in the forward market prices between 2024 and 2025.

Non-operating income (expense)

Non-operating expense was $14.2 million for the year ended December 31, 2024, compared to non-operating income of $7.7 million for the year ended December 31, 2023. The expense for 2024 was primarily attributed to the loss on deconsolidation of $12.4 million and interest expense of $3.1 million, partially offset by gain on foreign currency transactions of $1.0 million. The income for 2023 was primarily attributed to the gain on deconsolidation of $9.5 million, profit from the sale of site of $3.4 million, and gain on sale of marketable securities of $1.4 million, partially offset by interest expense of $3.0 million, impairment of financial assets of $1.8 million, and loss on foreign currency transactions of $1.7 million.

During the year ended December 31, 2024, we recorded a net loss on deconsolidation of $12.4 million relating to the liquidation and deconsolidation of MIG No.1, Mawson AU, and Mawson PL. During the year ended December 31, 2023, we recorded a gain on deconsolidation of $9.5 million relating to the liquidation and deconsolidation of Mawson PL. The deconsolidation gain and loss recorded were the result of removing the net assets and certain liabilities of the various subsidiaries from the consolidated financial statements.

During the year ended December 31, 2024, we recorded a gain on foreign currency transactions of $1.0 million, compared to a loss on foreign currency transactions of $1.7 million for the year ended December 31, 2023. The change was due to the change in foreign exchange rates.

During the year ended December 31, 2023, we recorded profit from the sale of site of $3.4 million, of which $2.6 million relates to the sale of the Luna Squares Texas LLC along with 59 transformers, and $0.8 million relates to sale of the Georgia site.

During the year ended December 31, 2023, we recorded gain on sale of marketable securities of $1.4 million, which is related to the sale of CleanSpark, Inc shares.

During the year ended December 31, 2023, the Company recognized an impairment of $1.8 million for the equity accounted method investment in Tasmania Data Infrastructure Pty Ltd.

Non-GAAP Financial Measures

The Company reports all financial information required in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information. Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net loss plus income tax, depreciation and amortization, further adjusted by impairment of financial assets, net loss of equity method investments, stock based compensation, loss on foreign currency, other non-operating income and expenses, change in fair value of derivative asset, fair value loss on investments, and gain on deconsolidation.

Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss.

	For the Years Ended December 31,
	2024	2023
	(unaudited)
Net loss:	$(46,336,787)	$(58,545,093)
Impairment of financial assets	-	1,837,063
Share of net loss of equity method investments	-	36,356
Depreciation and amortization	17,877,770	38,080,506
Stock based compensation	14,064,883	10,834,838
(Gain) loss on foreign currency transactions	(1,009,223)	1,738,845
Other non-operating income	(364,382)	(517,918)
Other non-operating expenses	3,137,278	3,445,461
Change in fair value of derivative asset	1,173,104	7,241,883
Income tax	976,570	5,948,619
Loss (gain) on deconsolidation	12,444,097	(9,472,976)
Adjusted EBITDA (non-GAAP)	$1,963,310	$627,584

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the year ended December 31, 2024, we financed our operations primarily through net positive cash flow provided by operating activities and other cash reserves.

On May 27, 2022, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), and filed a prospectus supplement, to sell shares of our Common Stock through an “at the market offering” program as defined in Rule 415 promulgated under the Securities Act. During the year ended December 31, 2023, 415,271 shares were issued in accordance with the ATM Agreement for cash proceeds of $1.2 million, net of issuance costs. Effective September 6, 2024, the Company terminated the ATM Agreement with Wainwright.

On December 13, 2024, the Company entered  into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (collectively with the Lead Agent, the “Agents” and individually an “Agent”), to sell shares of our Common Stock (the “Shares”), having an aggregate sales price of up to $12 million, from time to time, through an “at the market offering” program under which the Agents will act as sales agent. The sales, if any, of the Shares made under the Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities are expected to be adequate to fund our long-term operations needed over the next twelve months. For our business growth, it is expected we may continue investing in expanding our infrastructure, expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of December 31, 2024, we had an aggregate of $20.9 million of debt, all of which is overdue for repayment unless we refinance, renegotiate the terms, or prevail in our disputes and/or related claims and/or counterclaims. In addition, the Celsius deposit of $15.3 million is the subject of an ongoing legal dispute in arbitration with Mawson and Celsius having claims and counterclaims.

We will need to raise substantial additional capital to continue our operations, execute our business strategy and meet our debt service obligations. We may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

Working Capital and Cash Flows

As of December 31, 2024 and 2023, we had a cash and cash equivalent balance of $6.1 million and $4.5 million, respectively. The Company expects to continue to focus on improving its cash flows through a number of various activities.

As of December 31, 2024 and 2023, the trade receivables balance was $15.2 million and $12.1 million, respectively.

As of December 31, 2024 and 2023, we had $20.9 million and $19.4 million, respectively, of outstanding short-term borrowings. The short-term borrowings as of December 31, 2024, relate to Celsius Mining LLC, W Capital Advisors Pty Ltd, the secured convertible promissory notes issued to investors and Marshall Investments MIG Pty Ltd (these loans are currently in default, refer to Material Cash Requirements section below for more information).

As of December 31, 2024 and 2023, we had negative working capital of $35.9 million and $33.2 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the years ending December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$3,562,603	$(2,545,664)
Net cash (used in) provided by investing activities	$(1,119,038)	$10,741,617
Net cash used in financing activities	$(830,067)	$(4,647,279)

For the year ended December 31, 2024, net cash provided by operating activities was $3.6 million and for the year ended December 31, 2023, net cash used in operating activities was $2.5 million. We had a net loss of $46.3 million for the year ended December 31, 2024, which included $17.9 million of depreciation and amortization expense, $14.1 million of stock based compensation, $13.0 million of loss on deconsolidation, and $3.1 million of non-cash interest expense. We had a net loss of $58.5 million for the year ended December 31, 2023, which included $38.1 million of depreciation and amortization expense, $10.8 million of stock based compensation, $9.5 million of gain on deconsolidation, and $7.2 million of unrealized loss on derivative asset.

For the year ended December 31, 2024, net cash used in investing activities was $1.1 million and for the year ended December 31, 2023, net cash provided by investing activities was $10.7 million. Net cash used in investing activities for the year ended December 31, 2024 was due to capital expenditures of $2.0 million partially offset by proceeds from sales of property, plant and equipment of $0.8 million. Net cash provided by investing activities during the year ended December 31, 2023, was primarily attributable to the proceeds from the sale of Luna Squares Texas LLC and the 59 transformers of $9.2 million, as well as the proceeds from the sale of shares in CleanSpark, Inc of $6.9 million, partially offset by capital expenditures of $5.4 million.

For the years ended December 31, 2024 and 2023, net cash used in financing activities was $0.8 million and $4.6 million., respectively. Net cash used in financing activities for the year ended December 31, 2024, was due to loan payments of $0.5 million and lease payments of $0.3 million. Net cash used in financing activities for the year ended December 31, 2023 was primarily due to loan payments of $12.5 million, partially offset by proceeds from issuance of common stock of $6.2 million and proceeds from loans of $2.0 million.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Note 10 – Commitments and Contingencies to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report.

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “Marshall Loan”) by MIG No. 1 Pty Ltd (“MIG No.1”) with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (collectively, “Marshall”). The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 and a general security agreement given by the Company. Principal repayments began during November 2022. There has been no principal and interest payments made since May 2023. The outstanding balance including interest is $9.9 million as of December 31, 2024, all of which is currently classified as a current liability.

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of December 31, 2024, the balance was AUD $2.1 million (USD $1.3 million) representing outstanding interest, all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023.

On February 23, 2022, Luna Squares LLC (“Luna”) entered into a Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna issued a Secured Promissory Note (the “Celsius Loan”) for repayment of such amount. The Celsius Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Loan had a maturity date of August 23, 2023. The outstanding balance including interest is $9.7 million as of December 31, 2024, all of which is currently classified as a current liability.

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3.6 million (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million had been classified as a current liability. The convertible note matured in July 2023. Interest has been accrued from July onwards and therefore the outstanding balance is $0.1 million as of December 31, 2024, all of which is classified as a current liability. During 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

Financial condition

As of December 31, 2024, and 2023, we had negative working capital of $35.9 million and $33.2 million, respectively. As of December 31, 2024 and 2023, we had net assets of ($3.2) million and $30.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $228.8 million compared to $182.7 million as of December 31, 2023. Our cash position of December 31, 2024, was $6.1 million in comparison to $4.5 million as of December 31, 2023. For the years ended December 31, 2024 and 2023, the Company incurred a loss after tax of $46.1 million and $60.4 million, respectively. Included in trade and other receivables is a $2.0 million payment being the final payment due from CleanSpark, Inc. for the sale of the Georgia facility. CleanSpark, Inc. has disputed this payment. On December 22, 2023, the Company made formal demand on CleanSpark Inc. and CSRE Properties Sandersville, LLC for at least $2.0 million for breach of contract of a Bill of Sale dated October 1, 2022 between the parties. Subsequently, on January 12, 2024, Mawson and Luna filed notice of its claim for formal arbitration before the American Arbitration Association which was dismissed on May 1, 2024, as it was determined that the arbitration was not the proper forum. On July 16, 2024 the Company filed a formal complaint in the matter entitled Mawson Infrastructure Group, Inc., and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC in the US District Court for the Southern District of New York, Civil Action No. 1:24-cv-5379 against CleanSpark Inc. and CSRE Properties Sandersville, LLC for $2.0 million for breach of contract of the debtors’ obligation to pay for an energy earnout provision contained in a Bill of Sale dated October 1, 2022 between the parties. On September 13, 2024, the defendants filed a motion to dismiss the proceedings. The parties briefed their positions, and a determination remains before the Court. At this time, the matter is pending.

Our primary requirements for liquidity and capital are working capital, capital expenditures, public company costs and general corporate needs. In particular, we have large power usage costs, and other significant costs include our lease, operational and employee costs. We expect these capital and liquidity needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, which are available to us, and further issuances of shares.

We require additional capital to respond to near-term debt repayment obligations, competitive pressure, market dynamics, new technologies, customer demands, business opportunities, challenges, potential acquisitions or unforeseen circumstances, and we will likely need to engage in equity or debt financings in the short term. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to fund, grow or support our business model and to respond to business challenges could be significantly limited, our business, financial condition and results of operations could be adversely affected, and this may result in bankruptcy or our ceasing operations.

The Company is taking steps to preserve cash by optimizing operations, reducing costs and pursuing efficiencies. The Company has been improving its revenue generation by enhancing its operations, driving growth in business lines, adding multiple digital colocation services customers and diversifying its businesses. The Company will continue to seek to optimize its cashflows through these and other initiatives.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements included in this Annual Report for the year ended December 31, 2024.

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions, the realization of digital currencies, valuing the derivative asset classified under Level 3 fair value hierarchy, and the contingent obligation with respect to future revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All information required by this item is included in Item 15 of Part IV of this Annual Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Board of Directors and management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our Board of Directors and management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

The material weaknesses identified are described below.

Segregation of Duties and Staff Turnover. There is inadequate segregation of duties in place related to our financial reporting and other management review and oversight procedures due to the lack of sufficient accounting personnel. This is not inconsistent with similar small, fast-growing organizations. This gives rise to the risk of lack of ability to react in a timely manner to operations issues and meet increased GAAP/PCAOB/SOX/SEC registrant requirements. In addition, this poses the risk that compliance and other reporting obligations are not dealt with in an adequate manner.

Controls over the Financial Statement Close and Reporting Process. Controls were not adequately designed, implemented or documented in the financial statement close and reporting process. This includes controls related to complex and judgmental accounting transactions including business acquisitions and divestures, derivatives, manual journal entries, account reconciliations and financial statement policies and disclosures.

Information and Technology Controls. There are material weaknesses related to information technology (“IT”) general controls that include lack of controls over access to programs and data, program changes, program development and program changes.

Data from third parties. The Company did not fully execute to its satisfaction its designed controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and hosting revenue, net energy benefits, and digital assets.

Fixed Asset Verification. The Company did not fully execute to its satisfaction its designed controls around physical asset verification at its facilities and sites. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets. The root cause is the lack of sufficient, capable personnel to perform physical asset inspections, combined with system limitations.

Notwithstanding the identified material weaknesses and management’s assessment that our internal control over financial reporting was not effective as of December 31, 2024, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the years presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Our management continues to work to improve the Company’s controls related to its material weaknesses. With the oversight of senior management and our Board’s Audit Committee, we continue to remediate the underlying causes of the identified deficiencies, primarily through the performance of a risk assessment process; the development and implementation of formal, documented policies and procedures, improved processes and control activities (including an assessment of the segregation of duties); as well as the hiring of additional finance personnel for specific roles such as financial reporting. During the year ended December 31, 2024, we made the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	In fiscal year 2024, management updated the initial risk assessment, refined control designs, continued the implementation of controls and performed ongoing remediation efforts to uplift the quality and effectiveness of existing controls. Remediation efforts included the addition and modification of disclosure and tax controls, the implementation of new IT and Finance systems and applications with robust controls, segregating duties through implementing system workflows and the hiring of qualified personnel in financial reporting and IT. A small number of controls remain to be operating effectively in the upcoming financial year.

Whilst controls have been implemented across all business processes and are operating, the material weaknesses in our internal control over financial reporting will not be considered remediated as controls did not operate effectively on a consistent basis or did not operate for a sufficient period of time up to the end of the financial year, to be tested for and concluded on for effectiveness.

Remediation efforts for the upcoming financial year will be focused on refining and implementing the remainder of controls, uplifting the effectiveness of existing controls and validating the effectiveness of implemented controls using criteria set forth by COSO. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses. Management may determine to take additional measures to address material weaknesses or determine to modify the remediation plan described above.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required to be disclosed by this Item with respect to our executive officers and directors is incorporated into this Annual Report by reference from the section entitled “Directors, Named Executive Officers and Corporate Governance” contained in our definitive proxy statement for our 2025 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report by reference from the section entitled “Executive Compensation” contained in our definitive proxy statement for our 2025 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required to be disclosed by this Item with respect to our beneficial owners and management is incorporated into this Annual Report by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2025 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Information required to be disclosed by this Item with respect to our executive officers and directors is incorporated into this Annual Report by reference from the section entitled “Certain Relationships and Related Transactions, and Director Independence” contained in our definitive proxy statement for our 2025 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required to be disclosed by this Item is incorporated into this Annual Report by reference from the section entitled “Principal Accountant Fees and Services” contained in our definitive proxy statement for our 2025 annual stockholder meeting, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibit and Financial Statement Schedules

(1) Financial Statements.

The following consolidated financial statements are filed as part of this Annual Report:

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mawson Infrastructure Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mawson Infrastructure Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Bitcoin Mining Revenue Recognition

Description of the Matter:

One of the Company’s revenue-generating activities is participating in bitcoin mining pools through contractual agreements with mining pool operators (see Note 2). Under these agreements, the Company provides computing power to facilitate cryptocurrency transaction verification services to the transaction requester and to the bitcoin network (i.e. mining) through operating Company-owned mining hardware.

Bitcoin Mining Revenue Recognition was identified as a critical audit matter due to the complexity and extent of the audit procedures necessary to verify the completeness and occurrence of revenue and reliability on data provided by mining pool operators.

How We Addressed the Matter in Our Audit:

We performed the following procedures:

●	Independently tracing select financial and operational data to the blockchain to confirm the occurrence and accuracy of mining revenue transactions.

●	Reviewed mining pool operator agreements and SOC reports and reconciled the blockchain data directly to mining pool operator data to test accuracy and completeness of the data provided by the mining pool operator. We compared to the mining difficulty data and other inputs provided by the mining pool operator to reliable third-party sources.

●	Applying detailed testing and analytical procedures to evaluate the accuracy, completeness, and occurrence of recognized revenue including testing management’s analysis of expected mining rewards to actual mining rewards earned during the year.

●	Used specialized software to verify the complete population of the Company’s on-chain transactions and verifying cut-off of these transactions at year-end.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2023.

Boston, Massachusetts

March 28, 2025

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,089,837	$4,476,339
Prepaid expenses	4,748,749	3,556,933
Trade and other receivables, net	15,167,729	12,105,387
Total current assets	26,006,315	20,138,659
Property, plant and equipment, net	28,071,415	57,740,291
Derivative asset	2,884,984	4,058,088
Investments, equity method	-	106,807
Security deposits	494,403	415,000
Operating lease right-of-use asset	3,983,378	2,307,399

Total assets	$61,440,495	$84,766,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade and other payables	$39,398,160	$32,513,113
Current portion of operating lease liability	1,270,989	1,416,310
Current portion of finance lease liability	358,515	33,059
Current portion of long-term loans	20,919,754	19,352,752
Total current liabilities	61,947,418	53,315,234

Operating lease liability, net of current portion	2,523,957	1,016,216
Finance lease liability, net of current portion	207,957	50,164
Total liabilities	64,679,332	54,381,614

Commitments and Contingencies

Stockholders’ equity (deficit):
Series A preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 18,792,360 and 16,644,711 shares issued and outstanding as of December 31, 2024 and 2023, respectively	18,792	16,645
Additional paid-in capital	225,341,912	211,279,176
Accumulated other comprehensive income	198,625	608,688
Accumulated deficit	(228,798,166)	(182,666,465)
Total Mawson Infrastructure Group, Inc. (“Mawson”) stockholders’ equity (deficit)	(3,238,837)	29,238,044
Non-controlling interest	-	1,146,586
Total stockholders’ equity (deficit)	(3,238,837)	30,384,630
Total liabilities and stockholders’ equity (deficit)	$61,440,495	$84,766,244

See accompanying notes to consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Revenues:
Digital colocation revenue	$38,546,912	$16,364,767
Energy management revenue	7,576,553	5,354,272
Digital assets mining revenue	12,591,660	21,590,523
Equipment sales	550,000	262,158
Total revenues	59,265,125	43,571,720
Less: Cost of revenues (excluding depreciation)	38,987,911	28,557,004
Gross profit	20,277,214	15,014,716
Operating expenses:
Selling, general and administrative	18,313,904	19,177,492
Stock based compensation	14,064,883	10,834,838
Depreciation and amortization	17,877,770	38,080,506
Change in fair value of derivative asset	1,173,104	7,241,883
Total operating expenses	51,429,661	75,334,719
Loss from operations	(31,152,447)	(60,320,003)
Non-operating income (expense):
Gain (loss) on foreign currency transactions	1,009,223	(1,738,845)
Interest expense	(3,097,640)	(3,048,770)
Impairment of financial assets	-	(1,837,063)
Profit on sale of site	-	3,353,130
Gain (loss) on deconsolidation	(12,444,097)	9,472,976
Gain on sale of marketable securities	-	1,437,230
Other expenses	(39,638)	(396,691)
Other income	364,382	517,918
Loss from equity method investments	-	(36,356)
Total non-operating income (expense), net	(14,207,770)	7,723,529
Loss before income taxes	(45,360,217)	(52,596,474)
Income tax expenses	(976,570)	(5,948,619)
Net Loss	(46,336,787)	(58,545,093)
Less: Net (loss) gain attributable to non-controlling interests	(205,086)	1,876,729
Net Loss attributed to Mawson common shareholders stockholders	$(46,131,701)	$(60,421,822)
Net Loss per share, basic & diluted	$(2.59)	$(3.86)
Weighted average number of shares outstanding	17,828,761	15,659,241

See accompanying Notes to Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2024	2023
Net Loss	$(46,336,787)	$(58,545,093)
Other comprehensive income (loss)
Foreign currency translation adjustment	(461,904)	(4,224,033)
Comprehensive loss	(46,798,691)	(62,769,126)
Less: Comprehensive loss (gain) attributable to non-controlling interests	(205,086)	1,876,729
Comprehensive loss attributable to common stockholders	$(46,593,605)	$(64,645,855)

See accompanying Notes to Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Year Ended December 31, 2024
	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity (Deficit)	Non- controlling interest	Total Equity (Deficit)
Balance as of December 31, 2023	16,644,711	$16,645	$211,279,176	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630
Exercising of RSU’s and stock options	2,147,649	2,147	(2,147)	-	-	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	14,064,883	-	-	14,064,883	-	14,064,883
Deconsolidation of MIG No.1 Pty Ltd	-	-	-	-	-	-	(889,659)	(889,659)
Net loss	-	-	-	-	(46,131,701)	(46,131,701)	(205,086)	(46,336,787)
Other comprehensive loss	-	-	-	(410,063)	-	(410,063)	(51,841)	(461,904)
Balance as of December 31, 2024	18,792,360	$18,792	$225,341,912	$198,625	$(228,798,166)	$(3,238,837)	$-	$(3,238,837)

See accompanying Notes to Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2023

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/ (Loss)	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2022	13,625,882	$13,626	$194,294,559	$5,021,467	$(122,257,628)	$77,072,024	$(905,904)	$76,166,120
Conversion of notes payable into common stock	104,319	104	276,855	-	-	276,959	-	276,959
Issuance of common stock in lieu of interest on loans	18,807	19	63,926	-	-	63,945	-	63,945
Issuance of common stock for services	93,334	93	306,976	-	-	307,069	-	307,069
Issuance of warrants	-	-	1,835,166	-	-	1,835,166	-	1,835,166
Exercising of RSUs and stock options	303,762	304	490,015	-	-	490,319	-	490,319
Stock based compensation for RSUs	-	-	8,202,283	-	-	8,202,283	-	8,202,283
Issuance of common stock, net of issuance costs	2,498,607	2,499	5,809,396	-	-	5,811,895	-	5,811,895
Net loss	-	-	-	-	(60,421,822)	(60,421,822)	1,876,729	(58,545,093)
Other comprehensive income (loss)	-	-	-	(4,412,779)	12,985	(4,399,794)	175,761	(4,224,033)
Balance as of December 31, 2023	16,644,711	$16,645	$211,279,176	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630

See accompanying Notes to Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,336,787)	$(58,545,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,877,770	38,080,506
Amortization of operating lease right-of-use asset	958,571	1,436,186
Foreign exchange loss (gain)	(1,626,705)	1,644,484
Stock based compensation	14,064,883	10,834,838
Unrealized loss on derivative asset	1,173,104	7,241,883
Share of loss of from equity accounted method investments	-	36,356
(Gain) loss on sale of marketable securities	-	(1,437,230)
Loss on sale of property, plant and equipment	18,262	137,427
Non-cash interest expense	3,079,113	1,624,537
Loss on lease termination	312,375	-
Profit on sale of site	-	(3,353,130)
(Gain) loss on deconsolidation	12,959,923	(9,472,976)
Impairment on equity accounted method investment	-	1,837,063
Changes in operating assets and liabilities:
Trade and other receivables	(3,062,342)	(3,907,067)
Operating lease liabilities	(771,190)	(1,511,688)
Other current assets	(1,271,220)	2,040,999
Trade and other payables	6,186,846	10,767,241
Net cash (used in) provided by operating activities	3,562,603	(2,545,664)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,957,902)	(5,352,024)
Proceeds from sale of site	-	8,107,508
Proceeds from sales of property, plant and equipment	838,864	1,059,290
Proceeds from sale of marketable securities	-	6,926,843
Net cash provided by (used in) investing activities	(1,119,038)	10,741,617
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common share issuances	-	6,192,845
Payments of stock issuance costs	-	(380,950)
Proceeds from loans	-	2,043,360
Payment of finance lease liabilities	(330,067)	(38,176)
Payments of loans	(500,000)	(12,464,358)
Net cash used in financing activities	(830,067)	(4,647,279)
Effect of exchange rate changes on cash and cash equivalents	-	(18,600)
Net increase in cash and cash equivalents	1,613,498	3,530,074
Cash and cash equivalents at beginning of period	4,476,339	946,265
Cash and cash equivalents at end of period	$6,089,837	$4,476,339
Supplemental disclosure of cash flow information
Cash paid for interest	$18,527	$1,424,233
Cash paid for income taxes	$896,247	$-
Non-cash transactions
Recognition of right of use operating asset and lease liability	$2,634,550	$923,651
Accrued interest on convertible notes settled in common stock	$-	$276,959

See accompanying notes to consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Nature of operations

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a technology company focused on digital infrastructure platforms, headquartered in the United States of America.

On March 9, 2021, the Company acquired the shares of Cosmos Capital Limited (now known as Mawson Infrastructure Group Pty Ltd and referred to herein as “Mawson PL”) in a stock for stock exchange. This transaction has been accounted for as a reverse asset acquisition. Shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021.

The Company develops and operates digital infrastructure platforms for enterprise customers and for its own purposes. The Company’s digital infrastructure platforms can be used to operate computing resources for a number of applications, and are offered across artificial intelligence (“AI”), high-performance computing (“HPC”), digital assets, and other computing applications. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company participates in energy management program related to the real-time needs of the power grid. The Company also periodically transacts in digital computational machines, data center infrastructure, and related equipment, subject to business and commercial opportunities.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines.

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 megawatts (“MW”) with its current operational sites with an additional 24 MW of future capacity that is under development, all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is the largest wholesale power market in North America.

Previously, the Company also had interests in the Australian market, however for strategic and commercial reasons, the Company is currently focused on advancing its interests in North America. The Company currently operates facilities in the United States of America and does not have operating sites in Australia.

The accompanying consolidated financial statements, including the results of Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC (“Cosmos”), Cosmos Manager LLC, MIG No.1 Pty Ltd (“MIG No. 1”), MIG No.1 LLC, Mawson AU Pty Ltd (“Mawson AU”), Mawson Services Pty Ltd (“Mawson SPL”), Luna Squares LLC (“Luna Squares”), Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC (“Luna Property”), Mawson Midland LLC, Mawson Hosting LLC (“Mawson Hosting”), Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL (Cont.)

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

For the year ended December 31, 2024, the Company incurred a loss after tax of $46.1 million, and as of December 31, 2024, had negative working capital of $35.9 million, stockholders’ deficit of $3.2 million and an accumulated deficit of $228.8 million. The Company’s cash position as of December 31, 2024, was $6.1 million.

The Company’s revenue is dependent on a number of external factors, including commercial terms, payments from customers, payments from partners, counterparty risks, and market conditions, including those related to digital assets, AI, HPC and other markets. These factors are outside the Company’s direct control, and the Company may not be able to practically mitigate their impact. The Company cannot predict with any certainty whether these trends will reverse or persist. In addition, the Company’s equipment and infrastructure will require replacement over time as they come to the end of their useful lives to ensure that the Company can continue to operate competitively and efficiently.

The Company has ongoing litigation related to the Marshall Loan, W Capital Loan, Celsius Loan and Colocation Agreement. See Note 10 – Commitments and Contingencies.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL (Cont.)

Going concern (Cont.)

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

To mitigate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

●	Expanding its digital infrastructure platform and increasing capacities for either digital colocation services and/or AI and HPC markets;

●	Executing new customer digital colocation service agreements in either AI, HPC, and/or digital assets mining to diversify its exposure across customers and/or markets;

●	Engaging in discussions with capital providers, relating to equity and/or debt;

●	Considering equity issuances such as capital raises and at-the-market (“ATM”) transactions;

●	Assessing and evaluating corporate and strategic transactions;

●	Assessing and evaluating commercial opportunities or other business opportunities under consideration;

●	Conducting assessments to identify and implement operational improvements and/or efficiencies and other actions aimed at enhancing revenue and/or optimizing expenses; and

●	Evaluating, assessing and pursuing business revenue and margin expansion opportunities.

Mawson successfully expanded its Midland Facility by 20 MW in June 2024, increasing its total operating capacity to about 129 MW from about 109 MW. In August 2024, Mawson expanded into Perry County, Ohio securing an initial 24 MW of capacity that could expand Mawson’s operating capacity to 153 MW once completed.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL (Cont.)

Going concern (Cont.)

On December 13, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (collectively with the Lead Agent, the “Agents” and individually an “Agent”), to sell shares of our Common Stock (the “Shares”) having an aggregate sales price of up to $12 million, from time to time, through an “at the market offering” program under which the Agents will act as sales agent.

Although the Company may have access to capital, debt, and/or other sources of funding, these may require additional time and cost, may impose operational restrictions and other covenants on the Company, may not be available on attractive terms, and may not be available at all. If the Company raises additional capital or debt, this could cause additional dilution to the Company’s stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain and may be unfavorable to the Company. Should the Company be unable to source sufficient funding, the Company may not be able to realize assets at their recognized values and fulfill its liabilities in the normal course of business at the amounts stated in these consolidated financial statements.

The Company obtains advice from outside resources; however, it is important to note that strategic and other initiatives may not lead to any transaction or other outcome.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition

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

Digital colocation revenue

The Company charges colocation fees for the use of its facilities, and other related fees. In addition, digital colocation customers typically pay for energy used in connection with the customer colocation services agreement on a pass-through basis, which may be on a fixed or variable basis calculated on the portion of energy used by the customer on the site. The Company satisfies the performance obligation when the customer has the ability to direct the use and obtain substantially all of the remaining benefits of the good or service. Revenue is recognized over time as customers simultaneously receive and consume the benefits because another party would not need to substantially reperform the work completed by the Company were that other party to fulfill the remaining performance obligation to the customer. Revenue is recognized upon confirmation of the Company’s power usage by the electricity provider and billed at the rates outlined in each customer contract on a monthly basis.

The customer contracts contain variable consideration to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenue recognition (Cont.)

Energy management revenue

The Company also has an energy management business to generate revenue when the Company adapts its power usage to the real-time needs of the power grid. Energy management revenue consists of revenue for curtailing power, and through a power pricing arrangement.

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

Digital assets mining revenue

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

Cost of revenues

Cost of revenue consists primarily of expenses that are directly related to providing the Company’s service to its paying customers. These primarily consist of costs associated with operating our colocation facilities such as direct power costs, energy costs, freight costs and material costs related to digital asset mining.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Functional currency

All subsidiaries of Company have a functional currency of United States dollar (“USD”) with the exceptions of MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process), Mawson SPL (on April 29, 2024, Mawson SPL was placed into a Australian court appointed liquidation and wind-up process ) and Mawson AU (on April 23, 2024, the Australian entity Mawson AU was placed into a Australian court appointed liquidation and wind-up process) and Cosmos Trading Pty Ltd whose functional currency is the Australian Dollar (“AUD”). Assets and liabilities of Australian entities are translated into USD at exchange rates in effect on the consolidated balance sheet dates. Revenue and expense accounts are translated using the monthly average exchange rates during the period. Translation of all the consolidated companies’ financial records into USD is required due to the reporting currency for these consolidated financial statements presented as USD and the functional currency of the parent company being that of USD. Translation adjustments are accumulated in other comprehensive income (loss). Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded as income in the period in which they are incurred.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance.

The Company operates as one operating segment and uses net income as a measure of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of purchases and significant acquisitions and allocation of budget between cost of revenues, general and administrative and research and development expenses. The Company does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements. We currently operate in one segment.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held at call with financial institutions, cash held with digital asset exchanges, and other short-term and highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Digital Assets

Digital assets are included in current assets in the consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above.

The following table presents the Company’s digital assets (bitcoin) activities for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

Opening number of bitcoin held	0.00	0.00
Number of bitcoin received	214.68	741.33
Number of bitcoin sold	(214.68)	(741.33)
Closing number of bitcoin held	0.00	0.00

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

The Company’s policy is to dispose of bitcoin received from mining operations soon after it receives it, therefore the holding period is minimal, usually no more than a few days. Due to the short period for which bitcoin is held prior to sale and the consequent small numbers held, the risk of impairment is not material. No impairment charges have been recorded during the years ended December 31, 2024 and 2023.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair value of financial instruments

The Company accounts for financial instruments under ASC 820, Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived valuations whose significant inputs and significant value drivers are observable in active markets;

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

	Fair value measured of December 31, 2024
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$2,884,984	-	-	$2,884,984

	Fair value measured at December, 2023
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$4,058,088	-	-	$4,058,088

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair value of financial instruments (Cont.)

Level 3 Assets:

In June 2022, the Company entered into a power supply agreement (“PSA”) with Energy Harbor LLC (“Energy”), the energy supplier to the Company’s Midland, Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through December 2026. There were five amendments to the contract with Energy Harbor entered into in November 2023, December 2023, January 2024, April 2024 and May 2024. All the contracts were to purchase additional electricity at a fixed price for the months of December 2023, January 2024, February 2024, April 2024, May 2024 and June 2024. If the Midland, Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy.

While the Company participates in energy management programs at its Midland, Pennsylvania facility, the Company does not consider such actions as trading activities. That is, the Company does not engage in speculation in the power market as part of its ordinary activities. Because the sale of any electricity under a curtailment program allows for net settlement, the Company has determined the PSA meets the definition of a derivative under ASC 815, Derivatives and Hedging. However, because the Company has the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the PSA. Accordingly, the PSA (the non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in “change in fair value of derivative asset” in the consolidated statements of operations.

The PSA was classified as a derivative asset beginning in the quarter ended September 30, 2022, and measured at fair value on the date of the PSA, with changes in fair value recognized in the accompanying consolidated statements of operations. The estimated fair value of the Company’s derivative asset is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs utilized in the valuation. Specifically, the Company’s discounted cash flow estimation models contain quoted commodity exchange spot and forward prices and are adjusted for basis spreads for load zone-to-hub differentials through the term of the PSA, which expires in December 2026. In addition, the Company adopted a discount rate of approximately 20% above the terminal value of the observable market inputs, but also includes unobservable inputs based on qualitative judgment related to company-specific risk factors. The terms of the PSA require pre-payment of collateral, calculated as forward cost based on the market cost rate of electricity versus the fixed price stated in the contract.

Equity method investments

Equity investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the losses as reported by the investees is classified as loss from equity investees method investments on our consolidated statements of operations. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in our consolidated statements of operations. The Company has had a 34.9% holding in Tasmania Data Infrastructure Pty Ltd. (TDI) through its subsidiary Mawson AU. During the year ended December 31, 2024, the investment was written off as part of the deconsolidation of Mawson AU (on April 23, 2024, the Australian entity Mawson AU was placed into a Australian court appointed liquidation and wind-up process). During the year ended December 31, 2023, the Company recognized an impairment loss on its investment in TDI of $1.8 million.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in banks. If the counterparty completely failed to perform in accordance with the terms of the contract, the maximum amount of loss to the Company would be the balance. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Property, Plant, and Equipment

Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation. All other repair and maintenance costs are charged to operating expenses as incurred. The present value of the expected cost for the decommissioning of an asset after its use is included in the cost of the respective asset if the recognition criteria for a provision are met. PP&E transferred from customers is initially measured at the fair value at the date on which control is obtained.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Leases

The Company accounts for its leases under ASC 842, Leases and determines if an arrangement is a lease at inception. Using ASC 842, leases are classified as operating or finance leases on the balance sheet as a right of use (“ROU”) assets and lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s lease does not provide an implicit rate and therefore the Company measured the ROU asset and lease obligation based upon the present value of future minimum lease payments. The Company’s incremental borrowing rate is estimated based on a risk-free discount rate for the lease, determined using a period comparable with that of the lease term and in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. The Company does not record leases on the consolidated balance sheets with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line operating lease cost over the lease term.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its digital colocation customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the receivable expected to be collected. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Accounts receivable (Cont.)

Accounts receivable, net consists of the following:

	December 31,
	2024	2023

Trade receivables	$15,367,383	$12,304,830
Goods and service tax refund	346	557
Provisions	(200,000)	(200,000)
	$15,167,729	$12,105,387

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new FASB guidance requires incremental disclosures in annual and interim periods related to a public entity’s reportable segments (particularly on segment expenses) but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The new guidance is effective for annual financial statements of public entities for fiscal years beginning after December 15, 2023 (e.g., in 2024 year-end financial statements for calendar year entities) and in interim periods in fiscal years beginning after December 15, 2024 (e.g., in 2025 interim financial statements for calendar year entities) and should be adopted retrospectively unless impracticable. The Company adopted ASU 2023-07 in 2024.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. This ASU includes amendments to the guidance to determine whether the settlement of a convertible debt instrument should be accounted for as an induced conversion or an extinguishment.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurements of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 amended Example 6, Case A in ASC 820 and further clarified within ASC 820 that a contractual restriction on the sale of an equity security (for example, an underwriter lock-up agreement) is not considered part of the unit of account of an equity security. As a result, such restriction is not considered in measuring the fair value of the equity security. In terms of transition, there is a notable distinction between investment companies, as defined in ASC 946, and non-investment companies. For non-investment companies, ASU 2022-03 is applied prospectively with adjustments resulting from the initial adoption recognized in earnings and disclosed. For investment companies, ASU 2022-03 is applied prospectively to any contractual sale restriction that is executed or modified on or after the date of adoption. An investment company that holds an equity security subject to a contractual sale restriction that was executed prior to adoption would continue to account for the equity security using its existing accounting policy, until the contractual restriction expires or is modified. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: SUBSIDIARY DECONSOLIDATION

The Company currently operates facilities in the United States of America and does not have operating sites in Australia.

MIG No.1

Liquidation and Deconsolidation of an Australian entity MIG No. 1

On March 19, 2024, the Company’s subsidiary MIG No.1, an Australian entity, was placed into an Australian court appointed liquidation due to it being deemed insolvent in Australia. The liquidation of an insolvent company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly and fair way and to benefit creditors. In the instance of MIG No.1, it is an Australian court liquidation, where a liquidator is appointed by the Australian court to wind up a company following an application (by a creditor of MIG No.1). As a result of this court appointed liquidation, the Company ceded authority for managing this Australian entity to the Australian liquidator, and the Company could not carry on MIG No.1’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of MIG No.1, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, MIG No.1 loss of control was effective when it was placed into Australian court appointed liquidation on March 19, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, MIG No.1, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of MIG No.1 were removed from the Company’s consolidated balance sheet as of March 19, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a loss on deconsolidation of $12.4 million being recorded in the consolidated statement of operations.

Investment in MIG No.1

The investment in MIG No. 1 held by the Company was accounted for under ASC 321, Investments — Equity Securities as it was concluded the Company did not have significant influence over MIG No. 1 from March 19, 2024. The fair value of MIG No.1 was estimated to be $0 at the time of the deconsolidation, MIG No.1 had negative equity, and its directors have no intention to carry out this business in the future.

Australian entity MIG No.1 Secured Loan Facility Agreement

MIG No. 1 has a Secured Loan Facility Agreement with Marshall. The loan matured in February 2024 and the total outstanding balance is $9.9 million as of December 31, 2024. The Company is included as a guarantor of this loan.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: SUBSIDIARY DECONSOLIDATION (Cont.)

Mawson AU Pty Ltd

Liquidation and Deconsolidation of an Australian entity Mawson AU Pty Ltd

On April 23, 2024, the Company’s Australian entity and a subsidiary, Mawson AU was placed into an Australian court appointed liquidation. As a result of this court appointed liquidation, the Company ceded authority for this Australian entity to the Australian liquidator. It was concluded that the Company had ceded control of Mawson AU, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, Mawson AU loss of control was effective when it was placed into Australian court appointed liquidation on April 23, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, Mawson AU, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of Mawson AU were removed from the Company’s consolidated balance sheet as of April 23, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a gain on deconsolidation of $3.5 million being recorded in the consolidated statement of operations.

Investment in the Australian entity Mawson AU Pty Ltd

The investment in this Australian entity, Mawson AU, held by the Company was accounted for under ASC 321, Investments — Equity Securities as it was concluded the Company did not have significant influence over Mawson AU from April 23, 2024. The fair value of Mawson AU was estimated to be $0 at the time of the deconsolidation.

Treatment of intercompany balances

The Company had total receivables owed from Mawson AU of $3.8 million. In accordance with ASC 310, these receivables have been treated as external receivables from the date of liquidation, April 23, 2024 and written off in net loss on the deconsolidation in the consolidated financial statements.

Mawson Services Pty Ltd

Liquidation and Deconsolidation of an Australian entity Mawson Services Pty Ltd

On April 29, 2024, the Company’s Australian entity and a subsidiary, Mawson SPL was placed into an Australian court appointed liquidation. As a result of this court appointed liquidation, the Company ceded authority for this Australian entity to the Australian liquidator. For these reasons, it was concluded that the Company had ceded control of Mawson SPL, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, Mawson SPL loss of control was effective when it was placed into Australian court appointed liquidation on April 29, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, Mawson SPL, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of Mawson SPL were removed from the Company’s consolidated balance sheet as of April 29, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a gain on deconsolidation of $0.2 million being recorded in the consolidated statement of operations.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: SUBSIDIARY DECONSOLIDATION (Cont.)

Mawson Services Pty Ltd (Cont.)

Investment in the Australian entity Mawson Services Pty Ltd

The investment in this Australian entity, Mawson SPL, held by the Company was accounted for under ASC 321, Investments — Equity Securities as it was concluded the Company did not have significant influence over Mawson SPL from April 29, 2024. The fair value of Mawson SPL was estimated to be $0 at the time of the deconsolidation.

Summary of the impact on consolidated statement of operations

	Year ended December 31,
	2024	2023

Deconsolidation gain (loss) - MIG No. 1	$(12,359,353)	$-
Deconsolidation gain (loss) - Mawson AU	(278,263)	-
Deconsolidation gain (loss) - Mawson SPL	193,520	-
Deconsolidation gain (loss) - Mawson PL	-	3,797,784
Foreign exchange gain (loss) - Mawson PL	-	5,675,195
Total gain (loss) on deconsolidation	$(12,444,097)	$9,472,976

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: BASIC AND DILUTED LOSS PER SHARE:

Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic loss per share is computed by dividing net loss attributed to Mawson by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss attributed to Mawson by the weighted average number of shares of common stock outstanding plus the dilutive effect of unvested restricted stock units (“RSUs”), and outstanding warrants and options. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of December 31, 2024, and 2023, are as follows:

	Year ended December 31,
	2024	2023

Warrants to purchase Common Stock	4,480,839	4,904,016
Options to purchase Common Stock	3,500,417	3,500,417
RSUs issued under a management equity plan	14,250,559	5,317,938
	22,231,815	13,722,371

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2024	2023
Numerator:

Net loss attributed to Mawson common shareholders	$(46,131,701)	$(60,421,822)
Denominator:
Weighted average common shares - basic and diluted	17,828,761	15,659,241
Net loss per share of Common Stock, basic and diluted	$(2.59)	$(3.86)

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31, 2024	December 31, 2023

Plant and equipment	$10,404,241	$4,973,191
Computer equipment	176,151	125,695
Processing machines (Miners)	77,447,520	102,984,186
Modular data center	22,103,986	25,449,717
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,843,359
Low-cost assets	1,069,260	998,815
Assets under construction	-	4,764,051
Leasehold improvements	487,527	487,527
Total	121,232,475	149,825,787
Less: Accumulated depreciation	(93,161,060)	(92,085,496)
Property, plant and equipment, net	$28,071,415	$57,740,291

The Company incurred depreciation and amortization expense in the amounts of $17.9 million and $38.1 million for the years ended December 31, 2024 and 2023, respectively.

There were no impairment charges for the years ended December 31, 2024 and 2023.

NOTE 6: SECURITY DEPOSITS

The Company’s security deposits consist of amounts paid by the Company to location providers in case of any event of default. The security deposits are refundable to the Company when location provider services cease or are cancelled. Security deposits are included in non-current assets on the consolidated balance sheets as such amounts are not expected to be refunded for at least twelve months after December 31, 2024. As of December 31, 2024, and 2023, the Company had $0.5 million and $0.4 million, respectively, in refundable security deposits.

NOTE 7: LEASES

The Company’s operating leases are for digital asset mining sites and its finance leases which are primarily related to plant and equipment.

The Company leases 8-acres of land in Midland Pennsylvania under a lease which was amended and renewed in September 2024 for an additional thirty-six months. The lease can be renewed three more times for an additional nine years in total.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LEASES (Cont.)

Effective May 24, 2023, Mawson Bellefonte LLC entered into a lease agreement for a 9,918 square foot developed mining facility in Bellefonte, PA. The term of the lease is for two years and seven months, with an option to extend for five years.

Effective May 1, 2023, Mawson Ohio LLC took an assignment of a lease agreement for approximately 64,600 square feet for an undeveloped site in Corning, Ohio. The term of the lease is five years, with an option to extend for five years.

Other than the foregoing leases, the Company does not lease any other material assets. The Company believes that these facilities are suitable and adequate for its operations as currently conducted and as currently foreseen.

The Company’s lease costs recognized in the consolidated statements of operations and comprehensive loss consist of the following:

	For the Years Ended
	December 31,
	2024	2023

Operating lease charges (1)	$1,771,150	$1,698,383
Finance lease charges:
Amortization of right-of-use assets	253,432	32,574
Interest on lease obligations	56,086	7,474

(1)	Included in Selling, General & Administrative Expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of December 31, 2024:

	Operating Leases	Finance Leases

2025	$1,712,681	$413,176
2026	1,586,044	216,266
2027	1,270,570	-
Total undiscounted lease obligations	4,569,295	629,442
Less: imputed interest	(774,349)	(62,970)
Total present value of lease liabilities	3,794,946	566,472
Less: current portion of lease liabilities	1,270,989	358,515
Non-current lease liabilities	$2,523,957	$207,957

Other lease information as of December 31, 2024:

	Operating Leases	Finance Leases

Operating cash out flows from leases	$1,899,426	$330,067
Weighted-average remaining lease term (years)	2.65	1.34
Weighted-average discount rate (%)	8.6%	13.4%

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: TRADE AND OTHER PAYABLES

	December 31,
	2024	2023

Trade payables	$20,646,599	$17,042,206
Accrued expenses	1,845,347	4,011,991
Deferred income	10,977,678	7,109,717
Employee payables	2,093,219	593,834
Tax payables	3,835,318	3,755,365
	$39,398,160	$32,513,113

NOTE 9: LOANS

Outstanding loans as of December 31, 2024:

	Maturity Date	Rate	Loan Balance
Marshall	Feb-24	17.00%	$9,868,977
Celsius	Aug-23	14.00%	9,659,429
W Capital	Mar-23	20.00%	1,276,642
Convertible notes	Jun-23	28.00%	114,706
Total Loans Outstanding			20,919,754
Less: current portion of long-term loans			(20,919,754)
Long-term loans, excluding net of current portion			$-

Description of Outstanding Loans

Marshall Loan

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “Marshall Loan”) by MIG No. 1 with Marshall. Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (collectively, “Marshall”) The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No. 1 and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $9.9 million as of December 31, 2024, all of which is currently classified as a current liability. There has been no principal and interest payments made since May 2023. See Note 10 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: LOANS (Cont.)

Description of Outstanding Loans  (Cont.)

W Capital Loan

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of December 31, 2024, the balance was AUD $2.0 million (USD $1.3 million), all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023. See Note 10 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

Celsius Loan

On February 23, 2022, Luna entered into a Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna issued a Secured Promissory Note (the “Celsius Loan”) for repayment of such amount. The Celsius Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Loan had a maturity date of August 23, 2023. The outstanding balance, including interest, is $9.7 million as of December 31, 2024, all of which is currently classified as a current liability. See Note 10 – Commitments and Contingencies, Celsius Loan and Colocation Agreement.

Convertible notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in exchange for cash. The outstanding balance relates to the interest on the convertible note which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.1 million as of December 31, 2024, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, alleging a claim to seek USD $0.2 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.5 million, and AUD $0.3 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by its Australian entity, Mawson PL. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, on May 31, 2024, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.2 million as unpaid interest plus interest and costs for sums due.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company accounts for its contingent liabilities in accordance with ASC 450 Contingencies. A provision is recorded when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company is subject to the various legal proceedings and claims discussed below (and in Note 1) that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Marshall Loan and W Capital Loan

The Marshall Loan was entered into with an Australian entity MIG No.1, which was placed into a court appointed liquidation and wind-up process and was deconsolidated from the Group on March 19, 2024. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 modular data centers (“MDCs”). These assets are held by MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. On June 25, 2024, Marshall inspected and inventoried the miners and MDCs located at the Company’s Midland facilities. The Company is currently not utilizing these miners or MDCs for its operations and has asked Marshall to take these assets out of the Company’s storage. Marshall has not responded to the Company’s request for these miners and MDCs to be removed from the Company’s storage. The Company is reserving all its rights and remedies against Marshall.

The W Capital Loan was originally with Mawson PL and this Australian entity was placed into Australian voluntary administration on October 30, 2023 and on November 3, 2023, W Capital appointed receivers and managers in Australia under the terms of their security relating to their working capital facility. The Company has corresponded with W Capital and/or its representatives, the Company’s ongoing significant concerns about W Capital and James Manning, a former board director and Chief Executive Officer of the Company (“Manning”), being related parties. W Capital has not responded to the Company’s concerns in a manner satisfactory to the Company.

On October 3, 2024, a proceeding was filed by W Capital and Marshall against the Company before the Federal Court of Australia, New South Wales, in the matter entitled, “W Capital Advisors Pty Ltd, in its capacity as Trustee for the W Capital Advisors Fund, v. Mawson Infrastructure Group, Inc.”, No. NSD 1395/2024. In an effort to force the Company to pay the W Capital and Marshall loans, W Capital and Marshall sought to have the Company declared insolvent under Australian law on the grounds that the Company failed to pay W Capital the sums it claims the Company owed it under the aforesaid Australian judgment. On February 11, 2025, the Australian court declared the Company to be insolvent under Australian law and appointed an Australian liquidator. This Australian ruling completely disregarded the automatic stay in place as established by the involuntary Chapter 11 petition described below in this Note 10. The Company has communicated its objections and concerns to these Australian liquidator and entities.

Concurrently with the above Australian litigation, on December 4, 2024, Marshall, W Capital, and Rayra Pty Ltd, as Trustee for the Mountainview Trust (“Rayra” and together with Marshall and W Capital, collectively, the “Petitioners”), all Australian entities, concurrently filed an involuntary Chapter 11 petition in the matter entitled “In Re Mawson Infrastructure Group, Alleged Debtor”, Case No. 1:24-bk-12726, pursuant to Chapter 11 of Title 11 of the United States Code against the Company in the United States Bankruptcy Court, District of Delaware (the “Involuntary Petition”), seeking a determination of the court to force the Company into a Chapter 11 proceeding. The Petitioners have claimed in the Involuntary Petition that they have debts aggregating AUD$13.7 million (approximately USD$8.9 million). The Company is disputing this and the validity of the Involuntary Petition and the Petitioners’ debt claims, and expects to and seek other remedies against the Petitioners for bad faith, pursue sanctions, and other damages as may be allowed by applicable law. On January 10, 2025, the Company filed an answer to the Involuntary Petition. The Company expects to continue to operate as usual and execute its business plan accordingly. Nonetheless, under applicable federal law, all collection efforts by the Company’s creditors, including W Capital and Marshall, are stayed pending final resolution of the Involuntary Petition.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: COMMITMENTS AND CONTINGENCIES (Cont.)

As previously noted, the Company believes that W Capital and Marshall are using these proceedings in Australia and the United States as a bad faith attempt to gain leverage in ongoing legal disputes between the parties.

The Company believes that W Capital and Marshall were using the Involuntary Petition and the Australian insolvency proceedings against the Company in an improper attempt to gain leverage in ongoing legal disputes between the parties. The Company believes that the filing of the Involuntary Petition is an extension of the ongoing disputes, including with Manning, and a continuation of the pattern of bad faith actions, by Manning and the Petitioners, with the improper intention of harassing and intimidating the Company.

The Company’s counsel plans to propound discovery requests to the Petitioners, including the depositions of the Petitioners’ principals. In addition, Manning, who the Company believes has close ties to these Australian creditors, remains the subject of an investigation by the Company’s Audit Committee,  including related to his dealings with W Capital – among several other matters – including current litigation with an entity related to Manning, Vertua Property Inc. (“Vertua”), regarding alleged self-dealing, breach of contract, and tortious interference with a business relationship.

The Company had previously reported that it may seek to exit certain or all of its entities and holdings in Australia. The Company currently operates facilities in the United States of America and does not have any operating sites or assets in Australia.

The Company expects to vigorously pursue sanctions, attorney fees, general and punitive damages against these Australian Petitioners, as available to the full extent of the law.

The Company expects to continue to operate as usual and execute its business plan accordingly.

Celsius Loan and Colocation Agreement

Luna has not repaid the Celsius Loan as required on its stated maturity date and is claimed by Celsius Mining LLC and Celsius Network Ltd (collectively, “Celsius”) to be in default. Celsius Mining LLC transferred the benefit of the Celsius Loan to Celsius Network Ltd. and Celsius Network Ltd has notified Luna that the default interest is payable. On November 23, 2023, Celsius filed an adversary proceeding against Mawson and its subsidiaries Luna and Cosmos, asserting various claims related to the alleged breach of a Digital Colocation Agreement.

Celsius filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Digital Colocation Agreement, Celsius Mining LLC advanced $15.33 million to Luna that were held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties. Pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462. An arbitrator was appointed on September 30, 2024 and the parties submitted their respective positions on October 25, 2024 regarding the scheduling of the arbitration. The matter is temporarily stayed as to Mawson pending determination of automatic stay in favor of the Company as a result of the Involuntary Petition. However, the stay does not apply to Luna or Cosmos. On January 23, 2025, the arbitrator issued a Partial Final Award (the “Partial Final Award”) granting in part Celsius’ claim against Luna on the outstanding promissory note executed by Luna Squares in favor of Celsius. The Partial Final Award granted Celsius monetary damages in the amount of $8.1 million, plus interest and attorney fees. The ruling does not directly affect the Company, and the guarantee of the Company for the promissory note has not been litigated. In addition, the Company’s counterclaims and damages against Celsius are still in litigation and the Company continues to expeditiously pursue its counterclaims and damages against Celsius.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: COMMITMENTS AND CONTINGENCIES (Cont.)

The Company and/or its applicable subsidiaries have not fulfilled specific payment obligations related to the Marshall Loan, the W Capital Loan and the Celsius Loan mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company or its subsidiaries for payment default, raising interest rates to the default or overdue rate, or taking appropriate measures concerning collateral (including appointing a receiver), if applicable.

Flynt

On January 8, 2024, a commercial demand was made by an Australian entity, Flynt ICS Pty Ltd (“Flynt”), to the Company’s subsidiary, MIG No. 1, an Australian entity, for $0.13 million of alleged sums due under a service agreement. As determined by the Audit Committee’s investigation into Manning, Flynt is a party related to Manning. The Audit Committee’s investigation concluded that Manning had not disclosed such related party transactions to the Company, and Manning has not cooperated with the Company in its investigation. On March 19, 2024, MIG No.1 was placed into an Australian court appointed liquidation and wind-up process. The Company has ongoing concerns about Flynt and Manning being related parties and lack of disclosure by Flynt and Manning amongst other concerns. Flynt and Manning have not responded to the Company’s concerns in a satisfactory to the Company.

Blockware

On April 19, 2024, a civil suit entitled Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc. was filed in the US District Court, Southern District of New York. The parties have unsuccessfully concluded the court’s Mediation Program and the matter remains ongoing before the court.

CleanSpark

On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc (CleanSpark”) and CSRE Properties Sandersville, LLC with the United States District Court for the Southern District of New York in the matter entitled “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC”, Civil Action No. 1:24-cv-5379, for at least $2.0 million for breach of contract of a Bill of Sale dated October 1, 2022, between the parties. The matter is proceeding through the court system. On September 13, 2024, the defendants filed a motion to dismiss the proceedings. The parties briefed their positions, and a determination remains before the Court. At this time, the matter is pending.

Vertua

On March 16, 2022, Luna Squares entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania (the “Sharon Lease”) with Vertua Property, Inc (“Vertua”), a subsidiary entity in which Vertua Ltd has a 100% ownership interest. Manning is a director of Vertua Ltd and has a material interest in the Sharon lease as a significant stockholder of Vertua Ltd.

On September 6, 2024, Luna Squares filed a praecipe of lis pendens for the property leased in Sharon, Pennsylvania in the Court of Common Pleas of Mercer County, Pennsylvania in the matter entitled “Luna Squares Property, LLC v. Vertua Property, Inc.” under case No 2024-2332. It did so to also provide third parties such as Bitfarms Ltd. notice that the property is encumbered by a lease between Luna Property    and Vertua. This property is the subject of a current civil lawsuit between the Company and Luna Property against Vertua. On October 17, 2024, the Company filed several claims in the matter captioned above against Vertua, including claims for breach of the lease agreement and wrongful termination of the lease, as well as for tortious interference with a business relationship. The Company is seeking reinstatement of the lease, compensatory damages, disgorgement of revenue, and exemplary and punitive damages, as well as reimbursement for its costs and litigation expenses. Vertua is a company related to Manning and also affiliated with Darron Wolter of W Capital.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: INCOME  TAXES

Loss before income taxes consisted of income from domestic and foreign operations of $45.4 million for the calendar year ended December 31, 2024. Income tax expense included in the statements of operations and comprehensive loss consisted of the following:

	December 31,
	2024	2023
Current
Federal	$935,717	$2,381,973
Foreign	-	2,204,454
State	(229,642)	995,545
Total current	706,075	5,581,972
Deferred
Federal	270,495	366,647
Foreign	-	-
State	-	-
Total deferred	270,495	366,647
Total provision	$976,570	$5,948,619

Income tax expense differed from the amount computed by applying the Federal statutory income tax rate of 21% to pretax income (loss) for fiscal year 2024 as a result of the following:

	December 31, 2024
	Amount	Rate
Income (loss) before taxes	$(45,360,217)
Federal tax at statutory rate	(9,482,578)	21%
State income taxes, net of federal tax benefit	(311,211)	0.7%
Foreign taxes	(377,077)	0.8%
Change in valuation allowance	(5,169,650)	11.5%
162(m) limitations	1,217,581	(2.7)%
Stock based compensation	3,891,235	(8.6)%
Permanent differences	(615,723)	1.4%
Difference and changes in tax rates	(96,667)	0.2%
Impact of deconsolidation	2,613,260	(5.8)%
Return to provision	9,307,400	(20.6)%
Total	$976,570	(2.1)%

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES (Cont.)

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

	December 31,
	2024	2023
Assets
Net operating loss carryforwards	$20,003,160	$25,994,146
Operating Lease Liability	1,097,752	630,235
Accrued Liabilities	1,062,960	1,989,103
Unrealized Loss	1,127,685	1,428,304
Stock based compensation	3,278,494	5,836,809
Disallowed Interest Expense	-	-
Business interest expense deduction limit	2,578,311	2,178,167
Other	22,288	22,865
Total deferred tax assets	29,170,650	38,079,629

Liabilities
Right of Use Asset	(1,148,959)	(597,503)
Property, plant and equipment, net	(6,420,798)	(10,150,612)
Derivative asset	(726,139)	(1,016,616)
Total deferred tax liabilities	(8,295,896)	(11,764,731)

Valuation allowance	(21,511,895)	(26,681,545)
Net deferred tax liability	$(637,141)	$(366,647)

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized. The valuation allowance decreased by $5.2 million for the year ended December 31, 2024, primarily as a result of current year activities.

As of December 31, 2024, the Company had approximately $0 million Australian net operating losses (NOL), that will have an indefinite life carryforward. In addition, the Company has approximately $77.5 million of indefinite lived US Federal NOLs and $100.6 million of U.S. state NOLs as of December 31, 2024. The Internal Revenue Code “IRC” limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has not conducted a Section 382 study as of December 31, 2024.

If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2024, the Company had no unrecognized income tax benefits. The Company does not anticipate any significant increases or decreases to unrecognized tax benefit during the next twelve months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the tax year ended December 31, 2024.

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

The Company has made no provision for U.S. income taxes on cumulative undistributed non-U.S. earnings as of December 31, 2024 due to the Company’s limited cumulative earnings and profits generated in its non-US jurisdictions. The Company doesn’t anticipate any material withholding taxes based on cumulative earnings as of December 31, 2024.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT)

On September 29, 2022, the Company entered into a letter variation relating to three out of four of the Secured Convertible Promissory Notes, where it gave those holders the option to elect for pre-payment (including accrued interest to maturity). Payments of the interest may be made partially in Common Stock, at the Company’s election. All of the investors included in this letter variation elected for the pre-payment option and therefore there were 104,178 shares of Common Stock issued as part of this letter variation. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement on January 16, 2023, whereby it received pre-payment of interest which was also partially paid in shares. In total, 18,807 shares of Common Stock were issued as part of this arrangement.

W Capital Advisors Pty Ltd was issued 93,334 shares of common stock during February 2023 for consultancy and advisory services, the fair value of these shares was $0.3 million.

On May 3, 2023, the Company entered into a definitive agreement with institutional investors for the issuance and sale of 2,083,336 shares of its common stock (or prefunded warrants in lieu thereof) at a purchase price of $2.40 per share of common stock in a registered direct offering for proceeds of $4.6 million, net of issuance costs.

On May 27, 2022, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), and filed a prospectus supplement, to sell shares of our Common Stock through an “at the market offering” program as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During the year ended December 31, 2023, 415,271 shares were issued as part of the ATM Agreement for cash proceeds of $1.2 million, net of issuance costs. Effective September 6, 2024, the Company terminated the ATM Agreement with Wainwright.

On December 13, 2024, the Company entered  into the Sales Agreement with the Agents to sell the Shares having an aggregate sales price of up to $12 million, from time to time, through an “at the market offering” program under which the Agents will act as sales agent. The sales, if any, of the Shares made under the Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

Pursuant to the Sales Agreement, the Company agreed to pay the Lead Agent a commission rate equal to 2.5% of the aggregate gross proceeds from each sale of Shares and have agreed to provide the Agents with customary indemnification and contribution rights. The Company agreed to reimburse the Agents for their reasonable and documented out-of-pocket expenses (including but not limited to the reasonable and documented fees and expenses of their legal counsel) in an amount not to exceed $75,000, in connection with entering into the Sales Agreement and for the Agents’ reasonable and documented out-of-pocket expenses related to quarterly maintenance of the Sales Agreement (including but not limited to the reasonable and documented fees and expenses of its legal counsel) on a quarterly basis in an amount not to exceed $5,000. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto.

The Company is not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $12 million and (2) the termination of the Sales Agreement by either the Company or an Agent, as permitted therein.

Restricted Stock Units

During the year ended December 31, 2024, there were settlements of restricted stock units into 2,062,903 shares of Common Stock of the Company and 1,396,817 shares of Common Stock were withheld for tax withholding purposes. During the year ended December 31, 2023, there were settlements of restricted stock units into 303,762 shares of Common Stock of the Company.

Restricted Stock

As of December 31, 2024 and 2023, there was no restricted stock.

Series A Preferred Stock

As of December 31, 2024 and 2023, there are no shares of Series A Preferred Stock outstanding.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2024, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	4,904,016	$11.07	3.65
Issued	-	-	-
Exercised	-	-	-
Expired	(423,177)	82.43	-
Outstanding as of December 31, 2024	4,480,839	$3.96	2.90
Warrants exercisable as of December 31, 2024	4,480,839	$3.96	2.90

NOTE 13: STOCK BASED COMPENSATION

Equity plans

Under the 2018 Equity Plan, the number of shares issuable under the Plan on the first day of each fiscal year increase by an amount equal to the lower of (i) 100,000 shares (after a later 10 for 1 stock split) or (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year. As of December 31, 2024, there were no shares issuable under the 2018 Equity Plan.

At the Company’s annual meeting on May 17, 2023, the stockholders approved an amendment to the 2021 Equity Plan that, amongst other things, increased the number of shares available under the 2021 Equity Plan to 10,000,000 shares. In addition, the shares available under the 2021 Equity Plan increased by 1,000,000 shares on January 1, 2024 to 11,000,000. Upon review of the previously granted shares in previous years and the availability of shares, on April 9, 2024, the Board of Directors approved the 2024 Omnibus Equity Plan (the “2024 Plan”) which will provide an initial 10,000,000 shares of Common Stock available for grant per the terms of the 2024 Plan and provides alignment with long-term stockholder value creation. The 2024 Plan also provides for annual automatic increases in the number of shares of Common Stock reserved for issuance under the Plan. The 2024 Plan was approved by the stockholders at the Company’s annual general meeting held on June 12, 2024. The 2024 Plan replaced and succeeded the Company’s 2018 Equity Incentive Plan and 2021 Equity Incentive Plan. The 2024 Plan provides that awards issued under the 2024 Plan, the 2018 Plan or the 2021 Plan that expire, lapse or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part, in any case in a manner that results in any share of Common Stock covered by such award being reacquired by the Company or otherwise not being issued, such share of Common Stock shall again be available for the grant of awards under the 2024 Plan. Further, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant to (1) satisfy the applicable exercise or purchase price of an award, and/or (2) satisfy any applicable tax withholding obligation, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the 2024 Plan.

As of December 31, 2024, the number of shares allocated and available under the 2024 Plan were 9,936,785 shares and 63,215 shares, respectively.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: STOCK BASED COMPENSATION (Cont.)

The Company recognized stock-based compensation expense during the year ended December 31, 2024 and 2023, as follows:

	December 31,
	2024	2023
Performance-based restricted stock awards*	$81,984	$(423,360)
Service-based restricted stock awards	12,655,884	7,522,436
Stock issued to consultants	100,000	307,069
Common Stock warrant expense	-	1,835,166
Option expense	1,227,015	1,593,527
Total stock-based compensation	$14,064,883	$10,834,838

*	The performance-based restricted stock awards contain reversal of share-based payment expenses from 2021 onwards for forfeited awards due to staff departures.

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The following table presents a summary of the Company’s performance-based restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	75,545	8.58
Exercised	-	-
Expired/forfeited	(3,444)	-
Outstanding as of December 31, 2024	72,101	7.56
Exercisable as of December 31, 2024	61,617	6.48

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: STOCK BASED COMPENSATION (Cont.)

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period or as otherwise defined.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	5,242,393	2.28
Issued	12,480,531	-
Exercised	(2,147,649)	-
Forfeited/cancelled	(1,396,817)	-
Outstanding as of December 31, 2024	14,178,458	1.30
Exercisable as of December 31, 2024	16,804	0.01

As of December 31, 2024, there was approximately $17.71 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately three years.

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,500,417	$1.23	9.70	$6,923,000
Issued	1,750,000	0.79	-	-
Cancelled	(1,750,000)	0.94	-	-
Outstanding as of December 31, 2024	3,500,417	$1.07	9.20	$-
Exercisable as of December 31, 2024	417	$-	-	$-

As of December 31, 2024, there was no unrecognized compensation cost related to the stock options awards. The weighted-average grant date fair value of options issued in 2024 was $1.16.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: RELATED PARTY TRANSACTIONS

Mawson executive management and the board of Directors are in the process of winding down services that are or were provided by previously related parties. During the years ended December 31, 2024 and 2023, Mawson has ended the services described below, in relation to office costs, tax advisory services, accounting labor services, executive employment, vehicle services and freight services, and has engaged non-related third parties where required and where possible to provide those services going forward.

On March 16, 2022, Luna Squares LLC entered into the Sharon Lease. The lease was for a term of five years, and Luna Squares LLC had two options to extend for five years each. Rent was subject to annual increases equal to the amount of the Consumer Price Index for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year was $0.2 million. Depending on power energization and usage, variable additional rent may have been payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available. The Company received a letter of termination from Vertua on February 2, 2024.

During the year ended December 31 2023, Mawson PL paid Vertua Ltd $155,230 for office costs charged with a mark-up. Manning’s family members also own interests in Vertua Ltd.

During the year ended December 31 2023, Mawson PL paid First Equity Tax Pty Ltd $56,036 for tax advisory services. Manning has interests in and is also a partner of First Equity Tax Pty Ltd.

During the year ended December 31 2023, Mawson PL paid First Equity Advisory Pty Ltd $79,818 for accounting labor services. Manning has interests in First Equity Advisory Pty Ltd.

During the year ended December 31, 2023, Mawson PL paid Defender Investment Management Pty Ltd $362,770 in lieu of paying Mr. Manning directly for his employment. These payments were disclosed in the Executive Summary Compensation table in the Company’s 2023 Proxy Statement. Manning is a director of Defender Investment Management Pty Ltd. Manning family members have equity interests in and control Defender Investment Management Pty Ltd.

During the year ended December 31, 2023, Mawson PL paid Manning Motorsports Pty Ltd $35,495 for vehicle services. Manning has direct interests in and is a director of Manning Motorsports Pty Ltd.

During the year ended December 31, 2023, Mawson PL paid International Cargo Solutions, a division of Flynt, $1,248,747 for freight services. Manning Capital Holdings Pty Ltd, a company associated with Manning, may have had debt interests in Flynt. Vertua Ltd entered into an agreement to acquire International Cargo Solutions, a division of Flynt in October 2022.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: RELATED PARTY TRANSACTIONS (Cont.)

The Company’s Audit Committee commenced an investigation in the third quarter of 2023 into potential related party transactions involving Manning, including but not limited to Manning’s failure to appropriately disclose certain transactions, late or incomplete disclosure of certain transactions, and a failure to confirm to the Company’s satisfaction that the disclosures made were complete. Following the investigation, the Audit Committee reported its initial findings to the Board on February 15, 2024. Based on the information obtained to date and Manning’s repeated refusal to either provide a full and complete disclosure of his related party transactions (or confirm the accuracy of prior related party disclosures provided to the Company) the Audit Committee determined that there is a prima facie basis to conclude that Manning did not fully and properly disclose his related party transactions to the Company.

NOTE 15: SUBSEQUENT EVENTS

Master Colocation Agreements:

On January 3, 2025, we entered into a Master Colocation Agreement (the “MCA”) with a NASDAQ-listed publicly traded company. The MCA begins in January 2025 and has an initial term of one year, which the parties can extend upon mutual agreement. Under the terms of the MCA, we will provide approximately 20 MW of colocation capacity at one of the Company’s facilities. The MCA includes provisions for digital colocation services.

On March 21, 2025, we executed a Master Colocation Agreement (the “MA”) with a NASDAQ-listed publicly traded company. The MA has an initial term of three years, which the parties can extend upon mutual agreement. Under the terms of the MA, we will provide approximately 64 MW of colocation capacity at one of the Company’s facilities. The MA includes provisions for digital colocation services.

Litigation:

For updates subsequent to December 31, 2024 regarding the Marshall Loan, W Capital Loan, Celsius Loan and Colocation Agreement, see Note 10 – Commitments and Contingencies, Marshall Loan and W Capital Loan, and Celsius Loan and Colocation Agreement.

Nasdaq Notices

MVLS Notice:

On January 24, 2025, the Company received written notice (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 33 consecutive business days prior to the date of the MVLS Notice, the Company’s Market Value of Listed Securities (“MVLS”) was less than the $35.0 million minimum required for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Staff has provided the Company with 180 calendar days, or until July 23, 2025, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market, and the Company’s Common Stock continues to trade under the symbol “MIGI.”

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: SUBSEQUENT EVENTS (Cont.)

If the Company regains compliance with the MVLS Rule during the 180-day compliance period ending on July 23, 2025 (the “MVLS Compliance Period”), the Staff will provide written confirmation to the Company and close the matter. To regain compliance with the MVLS Rule, the Company’s MVLS must meet or exceed $35.0 million for a minimum of ten consecutive business days during the MVLS Compliance Period (unless the Staff exercises its discretion to extend such ten-business day period under Nasdaq Listing Rule 5810(c)(3)(H)). In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the MVLS Compliance Period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel.

Bid Price Notice:

On February 6, 2025, the Company received written notice (the “Bid Price Notice”) from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days prior to the date of the Bid Price Notice, the closing bid price of Company’s Common Stock was less than the $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price  Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Staff has provided the Company with 180 calendar days, or until August 5, 2025, to regain compliance with the Bid Price Rule. The Bid Price Notice has no immediate effect on the listing of the Company’s securities on Nasdaq, and the Company’s Common Stock continues to trade under the symbol “MIGI.”

If the Company regains compliance with the Bid Price Rule during the 180-day compliance period ending on August 5, 2025 (the “Bid Price Compliance Period”), the Staff will provide written confirmation to the Company and close the matter. To regain compliance with the Bid Price Rule, the bid price for Company’s Common Stock must meet or exceed $1.00 per share minimum of ten consecutive business days during the Bid Price Compliance Period (unless the Staff exercises its discretion to extend such ten-business day period under Nasdaq Listing Rule 5810(c)(3)(H)). If the Company does not regain compliance by August 5, 2025, it may be eligible for an additional 180-day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except the Bid Price Rule. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with the Bid Price Rule prior to the expiration of the Bid Price Compliance Period and is not granted an additional 180-day compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel.

The Company will continue to monitor its MVLS and the bid price and consider its available options to regain compliance with the MVLS Rule and the Bid Price Rule. However, there can be no assurance that the Company will be able to regain compliance with the MVLS Rule during the MVLS Compliance Period or the Bid Price Rule during the Bid Price Compliance Period, secure a second 180-day period to regain compliance, if necessary, or otherwise maintain compliance with the MVLS Rule and the Bid Price Rule or the other Nasdaq listing requirements.

(2) Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3) Exhibits. Please see (b) below.

(b) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)

3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)

3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2023)

3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2	Description of Securities (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023)

4.3	Form of Series A Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.4	Form of Series B Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

4.5	Form of Series A and B Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.6	Form of Warrant Agency Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

4.7	Form of February 2021 Convertible Note (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.8	Warrant issued to HC Wainwright (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.9	Warrants issued to W Capital Advisors Pty Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.10	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3/A (File No. 333-258299) filed with the SEC on August 5, 2021)

4.11	Warrant Agreement Dated October 1, 2021, with Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.12	Form of Underwriter Compensation Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.13	Form of Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-260600) filed with the SEC on October 29, 2021)

4.14	Warrant Agreement between Mawson Infrastructure Group Inc and Celsius Mining LLC dated February 23, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022)

4.15	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-264062) filed with the SEC on April 1, 2022)

4.16	Form of Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2022)

4.17	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

4.18	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

4.19	Form of Common Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.20	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.21	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.22	Form of Warrant Amendment Agreement dated May 3, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

10.1+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

10.2+	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018)

10.3	Form of Stock Restriction Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.4+	Mawson Infrastructure Group Inc.2021 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on August 17, 2021

10.5	Lease Agreement Between Mawson Infrastructure Group And Jewel Acquisition, LLC dated September 20, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on September 21, 2021)

10.6	At The Market Offering Agreement between Mawson Infrastructure Group Inc. and H.C. Wainwright & Co., LLC dated May 27, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 27, 2022)

10.7	Securities Purchase Agreement, dated July 17, 2022, by and between Mawson Infrastructure Group and the purchases identified on the signature pages thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

10.8	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022)

10.9	First Amendment to Purchase and Sale Agreement by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc., dated October 8, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022)

10.10+	Director Appointment Letter between the Company and Rahul Mewawalla dated January 31, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.11	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.12+	Employment Agreement by and between Mawson Infrastructure Group Inc. and Rahul Mewawalla, dated May 22, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.13	Letter Deed of Departure by and between Mawson Infrastructure Group Pty Ltd and James Manning, dated May 22, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.14+	Chief Financial Officer Offer Letter and Exhibit A (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.15+	Addendum to Employment Agreement by and between Mawson Infrastructure Group, Inc. and Rahul Mewawalla, dated July 19, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.16+	Director Appointment Letter between the Company and Ryan Costello dated September 25, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.17†	Service Framework Agreement between Mawson Hosting LLC and CTG Colocation PA LLC, dated October 12, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.18+	Addendum to Employment Agreement by and between Mawson Infrastructure Group, Inc. and Rahul Mewawalla, dated December 26, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.19	Secured Loan Facility agreement between Mig No.1 Pty Ltd and Marshall Investment MIG Pty Ltd as a trustee for the Marshall Investments MIG Trust, dated on December 9, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.20	Loan Deed between Mawson Infrastructure Group Ptd Ltd and W Capital Advisors Pty Ltd as trustee for W Capital Advisors Fund ABN 89 229 295 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.21	Variation Deed to Loan Deed between Mawson Infrastructure Group Ptd Ltd and W Capital Advisors Pty Ltd as trustee for W Capital Advisors Fund ABN 89 229 295 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.22	Customer Service Addendum dated March 25, 2024, to the Customer Service Framework Agreement with Consensus Technology Group LLC dated October 12, 2023 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

10.23+	Mawson Infrastructure Group Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2024)

10.24+	Offer Letter with Kaliste Saloom (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)

10.25†	Redacted Agreement between Mawson Hosting LLC and BE Global Development Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024)

10.26†	Redacted LOI between Mawson Hosting LLC and BE Global Development Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024)

10.27	Lease Amendment between Mawson Infrastructure Group and Jewel Acquisition, LLC dated September 9, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

10.28	Marketing Service Agreement Letter by and between the Company and Outside the Box Capital, Inc., dated September 11, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

10.29	Sales Agreement Letter dated December 13, 2024, by and among Mawson Infrastructure Group Inc., Roth Capital Partners, LLC and A.G.P./Alliance Global Partners (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2024)

21.1#	Subsidiaries of the Company

23.1#	Consent of Independent Registered Public Accounting Firm (Wolf & Company, P.C.)

24.1#	Power of Attorney (included on signature page)

31.1#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

97.1	Clawback Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

101#	The following materials from Mawson Infrastructure Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	Filed herewith

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

(c) Financial Statement Schedules. Please see Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group, Inc.

Date: March 28, 2025	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer, President, Director (Principal Executive Officer)

Date: March 28, 2025	By:	/s/ William Regan
William Regan Chief Financial Officer (Principal Financial and Accounting Officer)

POWERS OF ATTORNEY

Each of the undersigned officers and directors of Mawson Infrastructure Group Inc., a Delaware corporation, hereby constitutes and appoints Rahul Mewawalla and William Regan and each of them, severally, as his attorney-in-fact and agent, with full power of substitution and re-substitution, in his name and on his behalf, to sign in any and all capacities this Annual Report and any and all amendments and exhibits to this Annual Report and any and all applications and other documents relating thereto, with the Securities and Exchange Commission, with full power and authority to perform and do any and all acts and things whatsoever which any such attorney or substitute may deem necessary or advisable to be performed or done in connection with any or all of the above described matters, as fully as each of the undersigned could do if personally present and acting, hereby ratifying and approving all acts of any such attorney or substitute.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Rahul Mewawalla	Chief Executive Officer, President, Director	March 28, 2025
Rahul Mewawalla	(Principal Executive Officer)

/s/ William Regan	Chief Financial Officer	March 28, 2025
William Regan	(Principal Financial and Accounting Officer)

/s/ Ryan Costello	Director	March 28, 2025
Ryan Costello

/s/ Greg Martin	Director	March 28, 2025
Greg Martin

/s/ Michael Hughes	Director	March 28, 2025
Michael Hughes