Form 10-K/A
period 2024-12-31
Mawson Infrastructure Group Inc.
filed 2025-04-30
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Mawson Infrastructure Group Inc. (“Mawson”, “the Company”, “we”, “our” or “us”) for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Form 10-K”), is being filed for the purposes of (i) amending and supplementing the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amending Item 15(b) of Part IV of the Form 10-K to include Exhibits 19.1 and 10.24, which were inadvertently omitted in the Form 10-K. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The information required by Items 10 through 14 of Part III of Form 10-K is no longer being incorporated by reference to the proxy statement relating to the Company’s 2025 Annual Meeting of Stockholders. The reference on the cover of the Form 10-K to the incorporation by reference to portions of the Company definitive proxy statement into Part III of the Form 10-K is hereby deleted.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not modify or update the disclosures in, or any exhibits to, the Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect any events which occurred subsequent to the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Form 10-K was filed.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS

The following are our executive officers, their ages as of April 30, 2025, positions and offices held with the Company, and certain biographical information.

Rahul Mewawalla, age 46, has served as Chief Executive Officer and President of the Company since May 22, 2023, and has served as a director of the Company since January 31, 2023. Mr. Mewawalla is a technology, digital, product, and business leader with extensive strategic and operational leadership expertise across technology, internet, artificial intelligence, computing, telecom, financial services, and digital markets. He has held several executive leadership roles, and previously served as Chief Executive Officer and President of Xpanse Inc., a technology, software and fintech company and as Chief Digital Officer and Executive Vice President, Platforms and Technology Businesses at Freedom Mortgage Corporation, a national financial services company from 2020 to 2021, as Chief Executive Officer and President at Zenplace Inc., a technology platforms and software company from 2014 to 2020, as Vice President at Nokia Corporation (NYSE: NOK), a global technology and telecom company from 2010 to 2012, as Vice President at General Electric Company (NYSE: GE)’s NBCUniversal, a global digital platforms, media, and diversified company from 2008 to 2010, and as Senior Director at Yahoo! Inc. (formerly NASDAQ: YHOO), a global internet and technology company from 2005 to 2008. In addition to his executive leadership roles, Mr. Mewawalla also serves and has previously served as a board director with numerous NASDAQ-listed public companies. He is serving currently as a director at Phunware, Inc. (NASDAQ: PHUN) where he has served as a director since 2021, as well as a member of the Nominating and Governance Committee, Chair of the Audit Committee and an Audit Committee Financial Expert, as a member of Compensation Committee, of which he was previously Chair, and as the Chairman of the Board of Directors, and as a director of Four Leaf Acquisition Corporation (NASDAQ: FORL), where he has served as a director since 2022 and as Chair of the Compensation Committee and a member of the Audit Committee. Previously, Mr. Mewawalla served as a director at Lion Group Holding (NASDAQ: LGHL) from 2022 to 2024 and as a member of the Audit Committee, Aquarius II Acquisition Corporation (NASDAQ: AQUB) from 2022 to 2024, at Rocky Mountain Chocolate Factory (NASDAQ: RMCF) during 2021 and as a member of the Audit Committee and Nominating and Governance Committee, Chair of the Compensation Committee, and Chairman of the Board of Directors. He previously served as an independent board director at SOS Children’s Villages USA, a philanthropic organization. Mr. Mewawalla has also served as Senior Advisor to the San Francisco Mayor’s Office on Innovation, as an Advisor to Stanford University’s Persuasive Technology Lab, and as Committee Chair of the VC TaskForce SIG on Systems and Services. Mr. Mewawalla earned a BBS from the University of Delhi and an MBA from the Kellogg School of Management at Northwestern University.

William Regan, age 66, has served as Chief Financial Officer of the Company since January 17, 2025. Mr. Regan joined the Company in 2024 as Deputy Chief Financial Officer. Mr. Regan has 40 years of finance and accounting experience, including 25 years at public companies and 10 years at technology companies. Prior to joining the Company, Mr. Regan served as Chief Financial Officer at Everything Blockchain, Inc., a publicly traded technology company that blends blockchain, zero-trust, and database management technology, from 2021 to 2024. He served as Vice President, Corporate Controller at Rentech, Inc., a diversified supplier of wood chips, wood pellets and nitrogen fertilizers, from 2016 to 2018, Controller at DTS Digital Cinema, a provider of technology, products and services to the entertainment markets, from 2006 to 2008, Controller at Digital Insight Corporation, a provider of online banking software, from 2000 to 2001, and Vice President, Controller and Treasurer at National Golf Properties, Inc., a publicly traded REIT specializing in the ownership of golf course properties, from 1993 to 2000. Mr. Regan holds a Bachelor’s degree in Business Administration - Accounting from California State Polytechnic University, Pomona and is a Certified Public Accountant (inactive).

Kaliste Saloom, age 65, has served as General Counsel and Corporate Secretary of the Company July 1, 2024. Mr. Saloom joined the Company in November 2023 as its Vice President of Legal and served as the Company’s interim General Counsel and Corporate Secretary from March 2024 until being formally promoted to General Counsel and Corporate Secretary. Mr. Saloom has over 40 years of commercial and litigation legal experience. Prior to joining the Company, Mr. Saloom served as General Counsel at Kin Capital Partners, LLC from 2022 to 2023. Previously, from 2018 to 2022, he served as General Counsel and Vice President for Energy & Technology Corp. (OTCMKTS: ENGT), a publicly traded company, and as an attorney for Cambridge Industries, Inc., an international technology company based in Santa Clara, California specializing in commercial networking solutions. Mr. Saloom also worked as an attorney for ViaSat, Inc., a high-tech company providing satellite internet services based in Irvine, California. Mr. Saloom holds a Juris Doctorate degree from Tulane Law School in New Orleans, Louisiana, and a Bachelor of Science degree in Computer Science from the University of Southwestern Louisiana (now the University of Louisiana at Lafayette) and is a licensed attorney.

DIRECTORS

The following section sets forth certain information regarding our directors. There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Name	Current Position	Committee Roles	Age	Director Since
Ryan Costello	Independent Board Chair	Audit Committee Member, Compensation Committee Member, Nominating and Governance Committee Chair, Strategic Transactions Committee Member	48	2023
Rahul Mewawalla	CEO, President and Director	Director	46	2023
Greg Martin	Independent Director	Nominating and Governance Committee Member, Audit Committee Chair, Compensation Committee Member, Strategic Transactions Committee Member	65	2021
Steven Soles	Independent Director	Audit Committee Member, Compensation Committee Chair, Nominating and Governance Committee Member, Strategic Transactions Committee Chair	52	2025

Ryan Costello has served as a director since 2023 and the Chair of our Board since 2024. Mr. Costello is an advisor to Fortune 500 companies and trade associations, helping formulate and execute their public policy advocacy and strategic communications objectives. His policy expertise and experience spans many sectors, including technology, healthcare, energy, real estate, transportation, and tax. Mr. Costello is employed with Ryan Costello Strategies, LLC, a federal policy advocacy firm. Since 2019, Mr. Costello has been a visiting lecturer at American University. Mr. Costello served in U.S. Congress from 2015 to 2019. During this time, he served on the Energy & Commerce Committee, Transportation & Infrastructure Committee, and Veterans Affairs Committee. From 2011 to 2014, he served in elective office to the Chester County (PA) Board of Commissioners, with management and oversight function of a $500 million audited budget and over 2,500 employees spanning 55 departments and 26 ancillary agencies. In this position, Mr. Costello initiated the county’s first economic development plan, maintained its AAA bond rating, and managed a multitude of private sector and intergovernmental relations with local, state, and federal stakeholders. From 2002 to 2014, Mr. Costello practiced as an attorney in private practice.

Mr. Costello is NACD Directorship Certified and previously served as a board director for Red White & Bloom Brands (CNSX: RWB) from 2021 to 2022, as a board director for Phunware Inc. (NASDAQ: PHUN) from 2021 to 2023, and has also served in board advisory roles for private companies. Mr. Costello is a graduate with Honors of Ursinus College and from Villanova University School of Law. In 2022, Mr. Costello received an Economics of Blockchain and Digital Assets Certificate in Executive Education from Wharton.

We have determined that Mr. Costello is qualified to serve as a member of our Board because of his deep knowledge of public policy and regulations, and his advocacy expertise.

Rahul Mewawalla has served as Chief Executive Officer and President of the Company since May 22, 2023, and has served as a director of the Company since January 31, 2023. See Mr. Mewawalla’s biography set forth above in the section titled “Executive Officers.”

We have determined that Mr. Mewawalla is qualified to serve as a member of our Board due to his institutional knowledge and operational experience acquired from his tenure as the Company’s CEO and President, as well as his expertise in and extensive leadership experience as a senior executive in the technology industry.

Greg Martin has served as a director since 2021. Mr. Martin has over 40 years of experience in the energy, utilities, resources, financial services and infrastructure sectors in Australia, New Zealand and internationally. Mr. Martin previously served as a member of the COAG Energy Council Energy Appointments Selection Panel from 2015 to 2017. Mr. Martin previously served as CEO and Managing Director of Murchison Metals Limited (ASX: MMX, delisted in 2014), a provider of mineral exploration services, from 2011 to 2012 and as CEO of the infrastructure division of Challenger Financial Services Group, a division of Challenger Limited (ASX: CGF), from 2006 to 2008. He spent 25 years, from 1981 to 2006, with the Australian Gas Light Company (ASX: AGL), including five years as CEO and Managing Director.

Mr. Martin currently sits on the board of directors for Provaris Energy, Ltd (ASX:PV1) as its Chair since 2022, Sierra Rutile Holdings Ltd (ASX:SRX) as its Chair since 2022, Power & Water Corporation as a non-executive director since 2022, and SafetyIQ Pty Ltd as its Chair since 2023. His previous directorship experience includes serving as Chair of Hunter Water Corporation from 2021 to 2024, as Board Deputy Chair for The Electricity Networks Corporation (T/A Western Power) from 2015 to 2024, as Chair of One Rail Australia Limited from 2022 to 2023, Iluka Resources Limited (ASX: ILU) from 2013 to 2022, and Spark Infrastructure RE (ASX: SKI) from 2017 to 2021. Mr. Martin has a Bachelor of Economics from the University of Sydney and a Bachelor of Laws from the University of Technology, Sydney. Mr. Martin is a member of the Australian Institute of Company Directors.

We have determined that Mr. Martin is qualified to serve as a member of our Board because of his significant experience as a public company executive.

Steven Soles has served as a director since 2025. Starting in November 2014, Mr. Soles has served as Chief Operating Officer and General Counsel to Elmagin Capital LLC, a quantitative investment firm, which specializes in the U.S. wholesale electricity markets. In this role, he oversees operational, legal, and regulatory functions leveraging his experience in the legal, energy, and financial industries. Prior to this, Mr. Soles served as Vice-President and General Counsel to TFS Capital, LLC from 2011 to 2017. Mr. Soles earned a Bachelor’s degree from West Chester University and a Juris Doctor degree from Villanova University.

We have determined that Mr. Soles is qualified to serve as a member of our Board because of his experience in legal, mergers and acquisitions, compliance, and transactional matters.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or officers is a party and adverse to the Company or any of our subsidiaries, or has a material interest adverse to the Company or any of our subsidiaries, in any material proceedings. To the best of our knowledge, none of our directors or executive officers have been involved in any matters or proceedings during the past ten years as described in Item 401(f) of Regulation S-K that would be material to an evaluation of their ability or integrity in their roles. Such matters include bankruptcy, criminal, judicial or administrative proceedings that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities or commodities laws, any laws respecting financial institutions or insurance companies, any law or regulation prohibiting mail or wire fraud in connection with any business entity or been subject to any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization, except for matters that were dismissed without sanction or settlement.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, par value $0.001 per share (“Common Stock”), to file reports of ownership and changes of ownership of such securities with the SEC. All reports were timely filed during the fiscal year ended December 31, 2024, except (i) that Mr. Saloom failed to timely file (x) a Form 3 in connection with his appointment as General Counsel and Corporate Secretary of the Company on July 1, 2024 and (y) two reports on Form 4 with respect to two transactions, each related to an award of RSUs and (ii) one Form 4 filing on behalf of Mr. Mewawalla on July 3, 2024 to report the vesting and settlement of restricted stock units (“RSUs”), and the withholding of shares of Common Stock for tax withholding obligations, on March 31, 2024.

CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers, and employees. The Code of Ethics is publicly available on our website at www.mawsoninc.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics will be disclosed on our website.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy, which applies to all of our directors, officers, and employees. The policy also applies to all independent contractors or consultants who have access to material non-public information of the Company. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. The policy prohibits our directors, officers, employees, and relevant contractors and any entities they control from engaging in transactions in the Company’s securities, including Common Stock, restricted stock units and options, if those persons are holding material non-public information. It includes a number of exemptions, such when there is a complying 10b5-1 plan in place. The policy also sets out particular blackout periods during which no trading may occur, typically around the dates quarterly and annual reports are being prepared, until after they are filed with SEC. It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities.

Audit Committee

The Board of Directors of the Company (the “Board”) has a standing Audit Committee. The Audit Committee met 14 times in 2024. The current members of the Audit Committee are Greg Martin (Chair), Ryan Costello, and Steven Soles. Michael Hughes served as a member and Chair of the Audit Committee until his resignation from the Board on April 3, 2025. The Audit Committee is responsible for assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, including the integrity of the financial statements, and the independent auditors’ qualifications and independence. The Audit Committee is also responsible for overseeing the preparation of the report required by SEC rules for inclusion in the Company’s annual proxy statement, retaining and terminating the Company’s independent auditors, approving in advance all audit and permissible non-audit services to be performed by the independent auditors, reviewing the adequacy and effectiveness of the Company’s internal controls, disclosure controls and procedures, and complaints processes, reviewing internal audit matters (as applicable), performing as the legal compliance committee, reviewing and discussing the Company’s practices with respect to risk assessment and risk management, and performing such other functions as required by applicable law, including the rules and regulations of the SEC and the listing standards of NASDAQ. The Audit Committee is also tasked with developing a Company policy on approval of related party transactions and reviewing and recommending to the Board for approval any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K).

The Board has determined that all the members of the Audit Committee are independent as defined under the rules of the NASDAQ Stock Market (“NASDAQ”) and the independence requirements contemplated by Rule 10A-3 of the Exchange Act.

The Nominating and Corporate Governance Committee, with concurrence from the Board, determined that Greg Martin meets the definition of an “audit committee financial expert” within the meaning of SEC rules and is considered “independent” under applicable NASDAQ listing standards for audit committee members.

The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting, or other advisors as it deems necessary to carry out its duties.

The Audit Committee’s charter is available at the Company’s website, at www.mawsoninc.com.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION PHILOSOPHY

We are a technology company that offers digital infrastructure platforms for artificial intelligence, high-performance computing and digital assets. Our innovation, technology, and operational expertise enables us to operate and optimize digital infrastructure to accelerate the digital economy. The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines. Our goal is to align the interests of our leadership with the long-term interests of our stockholders, and for this reason, a central component of the compensation of our NEOs is equity awards to motivate them to strive towards long-term stockholder value. Given the dynamic nature of our industry and the ongoing transformation of the industry and the Company, our compensation philosophy is intended to attract and retain talent and to be competitive to motivate such talent who have the necessary skills and leadership experience to drive the Company towards its long-term strategic, financial, technological, and operational mission.

During 2024, some of the Company’s accomplishments included the following:

1.	Digital colocation revenue increased 136% year-on-year.

2.	Energy management revenue increased 42% year-on-year.

3.	Overall revenue increased 36% year-on-year.

4.	Overall gross profit increased 35% year-on-year

5.	Generated positive cash flows from operations and was net cash flow positive at the end of 2024.

6.	Operating hash rate increased 31% year-on-year.

7.	Expanded current operational capacity to 129 MW with an additional 24 MW under development, with our facilities being powered by 100% carbon-free energy.

8.	Operating capacity expansion was funded entirely through cash from operations.

9.	Grew digital colocation business to multiple enterprise-grade customers in 2024.

10.	Expanded into artificial intelligence (AI) and high-performance computing (HPC) markets.

11.	Strengthened management and technology team bringing expertise from Apple, Amazon Web Services, Nokia, Yahoo, T-Mobile, and other technology companies.

12.	Significantly advanced the Company’s strategic, operational and technological capabilities.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to our named executive officers (“NEOs”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards (includes unvested and/or unsettled) ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Rahul Mewawalla	2024	825,000		2,578,125	(1)	14,836,430	(2)	2,023,500	(2)	—	—	20,263,055
CEO, President and Director	2023	447,115		1,002,354		9,387,892		799,000		—	—	11,636,361

William ‘Sandy’ Harrison	2024	275,000		—	(3)	1,251,175	(4)	—		—	—	1,526,175
Former Chief Financial Officer(3)	2023	153,846		46,875		362,473		—		—	—	563,194
Kaliste Saloom General Counsel and Corporate Secretary(5)	2024	199,039	(6)	100,000	(7)	462,551	(8)	—		—	—	761,590

(1)	Amount relates to bonus for performance in 2024 of which $859,375 was paid in 2024 and $1,718,750 was paid in 2025.

(2)	Mr. Mewawalla’s stock awards have vesting and/or settlement timelines that range through 2028 to align compensation with long-term stockholder value. Reflects the aggregate grant date fair value of stock awards granted to the named executive officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. Mr. Mewawalla was granted 3,069,528 RSUs on March 4, 2024 and the volume weighted average price (the “VWAP”) on March 4, 2024 of $1.51 has been used for the calculation of fair value of those awards in the table, 4,682,998 RSUs on July 1, 2024 and the VWAP on July 1, 2024 of $1.55 has been used for the calculation of fair value of those awards in the table, and 2,500,000 RSUs on September 9, 2024 and the VWAP on September 9, 2024 of $1.18 has been used for the calculation of fair value of those awards in the table. Mr. Mewawalla was granted 1,750,000 options on July 1, 2024 and those options have specified threshold stock appreciation targets that need to be achieved for those options to vest.

(3)	Mr. Harrison departed the Company on January 17, 2025.

(4)	Mr. Harrison’s stock awards have vesting and/or settlement timelines that range through 2028 to align compensation with long-term stockholder value. Reflects the aggregate grant date fair value of stock awards granted to the named executive officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. Mr. Harrison was granted 808,932 RSUs on July 1, 2024 and the VWAP on July 1, 2024 of $1.55 has been used for the calculation of fair value of those awards in the table. Upon Mr. Harrison’s departure from the Company, 792,508 RSUs were forfeited.

(5)	Mr. Saloom was appointed General Counsel and Corporate Secretary effective July 1, 2024.

(6)	Mr. Saloom received compensation of $90,866 prior to his appointment as General Counsel and Corporate Secretary effective July 1, 2024.

(7)	Amount relates to bonus for performance in 2024, Mr. Saloom is expected to receive a bonus of $100,000 of which $50,000 will be in cash and $50,000 will be in RSUs.

(8)	Mr. Saloom’s stock awards have vesting and/or settlement timelines that range through 2028 to align compensation with long-term stockholder value. Reflects the aggregate grant date fair value of stock awards granted to the named executive officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. Mr. Saloom was granted 158,730 RSUs on March 4, 2024 and the VWAP on March 4, 2024 of $1.51 has been used for the calculation of fair value of those awards in the table and was granted 144,093 RSUs on July 1, 2024 and the VWAP on July 1, 2024 of $1.55 has been used for the calculation of fair value of those awards in the table.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Employment Agreement with Our Chief Executive Officer

The Company and Mr. Mewawalla entered into a written employment agreement dated May 22, 2023 in connection with Mr. Mewawalla’s appointment as the Company’s Chief Executive Officer and President, which agreement was amended on July 19, 2023 and on December 26, 2023 (as amended, the “Mewawalla Agreement”). The Mewawalla Agreement provides that Mr. Mewawalla shall receive a base salary, receive an annual bonus as determined based on achievement of performance objectives, receive annual equity grants, participate in the Company’s equity plans, and participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company.

In addition, the Mewawalla Agreement provides for certain payments and benefits in the event of a termination of Mr. Mewawalla’s employment under certain circumstances. Under the Mewawalla Agreement, if Mr. Mewawalla is terminated by the Company for Cause (as defined in the Mewawalla Agreement) or by Mr. Mewawalla without Good Reason (as defined in the Mewawalla Agreement), then Mr. Mewawalla is entitled to receive (i) any earned but unpaid compensation, including unused paid time off, (ii) reimbursement for unreimbursed business expenses, (iii) any amounts or benefits to which Mr. Mewawalla is then entitled under the terms of the benefit plans then sponsored by the Company in accordance with their terms and (iv) full and immediate vesting and settlement acceleration of all equity, including stock options and restricted stock units, granted prior to October 31, 2024 (all such amounts, the “Accrued Benefits”). If the Company is unwilling or unable to immediately accelerate vesting and settlement of all equity and cover tax withholdings, the Company will provide payment in cash equivalent to the value of such equity upon Mr. Mewawalla’s election.

The Mewawalla Agreement also provides that if Mr. Mewawalla is terminated without Cause or by Mr. Mewawalla with Good Reason, he is entitled to receive severance including (i) the Accrued Benefits, (ii) an aggregate cash amount equal to the sum of (x) one full year of base salary plus (y) an amount equal to the Annual Target Bonus (as defined in the Mewawalla Agreement) for one full year, (iii) any bonus for the prior fiscal year that has not yet been paid and (iv) a prorated portion of any annual bonus for the fiscal year in which the termination occurs (such amounts, the “Severance Benefits”). In addition, the Mewawalla Agreement provides for full and immediate vesting and settlement acceleration of all equity, including stock options and restricted stock units, and if the Company is unwilling or unable to immediately accelerate vesting and settlement of all equity and cover tax withholdings, the Company will provide payment in cash equivalent to the value of such equity upon Mr. Mewawalla’s election.

On July 19, 2023, an addendum to the Mewawalla Agreement was executed granting Mr. Mewawalla additional benefits in the case where Mr. Mewawalla’s employment is terminated by the Company or by Mr. Mewawalla for Good Reason upon or post a change of control of the Company. In such event, the Company will pay to Mr. Mewawalla payments and benefits that are twice (2x) the value of all the payments and benefits that would be payable if Mr. Mewawalla had been terminated by the Company without Cause or by Mr. Mewawalla for Good Reason.

On December 26, 2023, a second addendum to the Mewawalla Agreement was executed reflecting that the Company did not make certain equity grants per the terms and timelines it was obligated to and provides for certain compensatory benefits.

On November 26, 2024, the Board, based on the review and recommendation of the Compensation Committee, approved bonus compensation to Mr. Mewawalla, for his performance during the Company’s fiscal year ended December 31, 2024, consisting of an award of 1,235,030 RSUs under the Company’s 2024 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”) and $2,578,125 as cash, which was paid on the following schedule: (i) $859,375 in December 2024, (ii) $859,375 in January 2025, and (iii) $859,375 in February 2025.

On December 19, 2024, the Board, based on the review and recommendation of the Compensation Committee, approved a base salary increase for Mr. Mewawalla to $1,200,000 commencing on January 1, 2025. In reviewing and approving the change, the Compensation Committee and the Board considered, among other factors, that Mr. Mewawalla is a high-performing CEO and President, the transformative nature of the Company, his skill-sets and contributions and the long-term interests of the Company.

Employment Agreement with Our Chief Financial Officer

The Company and Mr. Regan accepted and entered into a written employment offer dated December 9, 2024 in connection with Mr. Regan’s appointment as the Company’s Chief Financial Officer (the “Regan Agreement”). Under the Regan Agreement, Mr. Regan will receive an annual salary of $225,000, and is eligible for an annual grant of RSUs equivalent to $100,000, and an annual performance bonus which may be a combination of cash and equity, as determined by the Company and the Compensation Committee of the Board.

Employment Agreement with Our General Counsel and Corporate Secretary

The Company and Mr. Saloom accepted and entered into a written employment offer dated July 1, 2024 in connection with Mr. Saloom’s appointment as the Company’s General Counsel and Corporate Secretary (the “Saloom Agreement”). Under the Saloom Agreement, Mr. Saloom will receive an annual salary of $225,000, and is eligible for an annual grant of RSUs equivalent to $50,000, and an annual performance bonus which may be a combination of cash and equity, as determined by the Company and the Compensation Committee of the Board.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2024

The following table sets forth information regarding all outstanding equity awards held by NEOs at December 31, 2024.

		Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rahul Mewawalla	1,400,000	350,000	—	0.55	11/21/2033	—	—	6,969,147	5,784,392
	—	1,750,000	—	1.58	07/01/2034	—	—	—	—
William ‘Sandy’ Harrison	—	—	—	—	—	—	—	792,508	657,782
Kaliste Saloom	—	—	—	—	—	—	—	302,823	251,343

(1)	Market value of Unvested RSUs has been calculated by multiplying the closing stock price as of December 31, 2024 which was $0.83 by the number of unvested RSUs held. The RSUs have no exercise price.

Equity Award Timing Practices

The Compensation Committee does not take material nonpublic information into account when determining the grant date, vesting date or other terms and conditions of equity awards, and does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Compensation Committee typically makes equity awards at its committee meetings during the year. Throughout the year, the Compensation Committee may also grant equity awards for a new hire, a significant promotion, change, update, or other circumstances.

DIRECTOR COMPENSATION

The following table details the total compensation earned by our independent, non-employee directors during the year ended December 31, 2024. All amounts are in U.S. dollars. Directors are paid an annual fee as cash compensation. In addition, non-employee directors of the Company are entitled to receive an annual equity grant of restricted stock units under the Company’s Equity Incentive Plan. Directors are entitled to be reimbursed for all reasonable and properly documented expenses incurred in performing their duties in accordance with the Company’s policies. Unless otherwise agreed on termination as a director, Directors will only be entitled to such fees as may have accrued to the date of termination. Mr. Mewawalla, the Company’s CEO and President, does not receive any additional compensation for his services as a director of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Ryan Costello(2)	147,436	354,285	—	501,721
Greg Martin(3)	125,703	125,363	—	251,066
Michael Hughes(4)	112,500	125,363	—	237,863

(1)	Awards granted tied to directors’ tenure until the annual stockholders meeting in 2025, for which the amounts in this column were determined presuming earning of the entire award and using the grant date fair value which was determined to be the probable outcome at the time of grant.

(2)	Mr. Costello was awarded 118,395 RSUs on March 4, 2024 and the VWAP has been used as of that date as the fair value of the awards and 113,473 RSUs on July 1, 2024 and the VWAP has been used as of that date as the fair value of the awards.

(3)	Mr. Martin was awarded 81,052 RSUs on July 1, 2024 and the VWAP has been used as of that date as the fair value of the awards.

(4)	Mr. Hughes was awarded 81,052 RSUs on July 1, 2024 and the VWAP has been used as of on that date as the fair value of the awards. Mr. Hughes resigned from the Board on April 3, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2024, about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise(1)	Weighted-average exercise price of outstanding options and restricted stock units(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(3)	17,750,976	$1.07	63,215	(4)
Equity compensation plans not approved by security holders
Total	17,750,976	$1.07	63,215	(4)

(1)	Restricted stock units and options under the Equity Incentive Plan and the Company’s 2021 Equity Incentive Plan.

(2)	Exercise price for restricted stock units is nil. Average exercise price of outstanding options is $1.07.

(3)	The Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of Common Stock reserved for issuance under the Equity Incentive Plan automatically increases on January 1 of each year by an amount equal to the lesser of (i) 5,000,000 shares of Common Stock and (ii) a specified number of shares of Common Stock as determined by the Board.

(4)	Includes shares of Common Stock available under the Equity Incentive Plan and the Company’s 2021 Equity Incentive Plan as of December 31, 2024 and does not reflect subsequent availability, issuances or grants under the Equity Incentive Plan in 2025.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 21, 2025, certain information concerning the beneficial ownership of our Common Stock by (i) each person known by us to own beneficially 5% or more of the outstanding shares of each class, (ii) each of our directors, director nominees and named executive officers, and (iii) all of our executive officers, directors and director nominees as a group. The table also sets forth, in its final column, the combined voting power of the voting securities on all matters presented to the stockholders for their approval at the Annual Meeting.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after April 21, 2025 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Based solely on our review of statements filed with the SEC pursuant to Section 13(d) and 13(g) under the Exchange Act, the Company is not aware of any other person or group that beneficially owns more than 5% of any class of voting shares of the Company, except as noted below.

Name and Address(1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock(2)
Directors, Director Nominees and Other Named Executive Officers
Ryan Costello(3)	183,473	*
Rahul Mewawalla(4)	5,095,814	23
Greg Martin(5)	81,052	*
Steven Soles	—	—
William Regan	—	—
Kaliste Saloom	106,762	*
William ‘Sandy’ Harrison(6)	10,210	*
Current executive officers and directors as a group (6 persons)(7)	5,477,311	25

*	Less than 1%.

(1)	Address for each named person is c/o 950 Railroad Ave., Midland, PA 15059.

(2)	Based on 19,796,912 shares of Common Stock outstanding as of April 21, 2025. In computing the number of shares of Common Stock beneficially owned by an individual or entity and the percentage ownership of that individual or entity, we deemed to be outstanding all shares of Common Stock that the individual or entity has the right to acquire within 60 days after April 21, 2025 through the exercise of any stock option, warrant or other right, or the conversion of any security. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other individual or entity.

(3)	Includes 113,473 shares of Common Stock issuable on June 12, 2025 upon the vesting of a restricted stock unit award.

(4)	Includes 1,400,000 shares of Common Stock issuable upon the exercise of stock options, and 833,333 shares of Common Stock issuable on May 22, 2025 upon vesting and settlement of a restricted stock unit award.

(5)	Includes 81,052 shares of Common Stock issuable on June 12, 2025 upon the vesting of a restricted stock unit award.

(6)	Mr. Harrison departed the Company on January 17, 2025.

(7)	Includes the following amounts held by all executive officers and directors, as a group: (i) 3,039,243 shares of Common Stock, (ii) 1,400,000 shares of Common Stock issuable pursuant to options exercisable and (iii) 1,027,858 shares of Common Stock issuable pursuant to restricted stock units vesting within 60 days of April 21, 2025.

CHANGE IN CONTROL

There are no confirmed arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Policies with Respect to Transactions with Related Persons

The Board has adopted a Related Party Transactions Policy. The Audit Committee is responsible for reviewing and approving related party transactions in accordance with the Related Party Transactions Policy.

Our Related Party Transactions Policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, the extent to which the Company may benefit from the transaction, the opportunity costs of not entering into the transaction, and the extent of the related person’s interest in the transaction.

Certain Relationships and Related Transactions

Except as set forth below with relation to James Manning, a former Board director and executive of the company, the Company did not participate in any other related party transactions during the fiscal year ended December 31, 2024 in which any of the directors, nominees, executive officers, any beneficial owner of more than 5% of our Common Stock, nor any of their immediate family members, had a direct or indirect material interest.

As set out above, our Audit Committee Charter requires that members of the Audit Committee conduct a review of, and be responsible for the oversight of, all related party transactions on an ongoing basis in line with our Related Party Transaction Policy.

As previously disclosed in the Company’s SEC filings, the Audit Committee commenced an investigation in the third quarter of 2023 into potential related party transactions involving former Board director and executive, Mr. Manning. Following the investigation, the Audit Committee reported its initial findings to the Board on February 15, 2024. Based on the information obtained to date and Mr. Manning’s repeated refusal to either provide a full and complete disclosure of his related party transactions (or confirm the accuracy of prior related party disclosures provided to the Company), the Audit Committee determined that there is a prima facie basis to conclude that Mr. Manning did not fully and properly disclose all his related party transactions to the Company.

Management and the Board are in the process of winding down services that are or were provided by previously related parties. During the years ended December 31, 2024 and 2023, the Company has ended the services described below in relation to office costs, tax advisory services, accounting labor services, executive employment, vehicle services and freight services, and has engaged non-related third parties where required and where possible to provide those services going forward.

On March 16, 2022, Luna Squares LLC, a subsidiary of the Company, entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania (the “Sharon Lease”) with Vertua Property, Inc. (“Vertua”), a wholly-owned subsidiary of Vertua Ltd. Mr. Manning is a director of Vertua Ltd. and has a material interest in the Sharon Lease as a significant stockholder of Vertua Ltd. Mr. Manning’s family members also own interests in Vertua Ltd. The Sharon Lease was for a term of five years, and Luna Squares LLC had two options to extend for five years each. Rent was subject to annual increases equal to the amount of the Consumer Price Index for the Northeast Region, or 4%, whichever is higher. The base rental amount in the first year was $0.2 million. Depending on power energization and usage, variable additional rent may have been payable, with charges ranging from $500 to $10,000 per month, depending on power energized and whether it is available. The Company received a letter of termination from Vertua with respect to the Sharon Lease on February 2, 2024.

During the year ended December 31, 2023, Mawson Infrastructure Group Pty Ltd. (“Mawson PL”), a subsidiary of the Company, paid Vertua Ltd. $155,230 for office costs charged with a mark-up.

During the year ended December 31, 2023, Mawson PL paid First Equity Tax Pty Ltd. (i) $56,036 for tax advisory services and (ii) $79,818 for accounting labor services. Mr. Manning has interests in and is also a partner of First Equity Tax Pty Ltd.

During the year ended December 31, 2023, Mawson PL paid Defender Investment Management Pty Ltd. $362,770 in lieu of paying Mr. Manning directly for his employment. Mr. Manning is a director of, and his family members have equity interests in and control, Defender Investment Management Pty Ltd.

During the year ended December 31, 2023, Mawson PL paid Manning Motorsports Pty Ltd. $35,495 for vehicle services. Mr. Manning has direct interests in and is a director of Manning Motorsports Pty Ltd.

During the year ended December 31, 2023, Mawson PL paid International Cargo Solutions, a division of Flynt ICS Pty Ltd. (“Flynt”), $1,248,747 for freight services. Manning Capital Holdings Pty Ltd., a company associated with Mr. Manning, may have had debt interests in Flynt. Vertua Ltd. entered into an agreement to acquire International Cargo Solutions, a division of Flynt, in October 2022.

Board Determination of Director Independence

The Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, the Board has determined that Ryan Costello, Greg Martin and Steven Soles are “independent directors” as defined by NASDAQ. Prior to his resignation from the Board on April 3, 2025, the Board had also determined that Michael Hughes qualified as an “independent director” as defined by NASDAQ.

With respect to the Audit Committee, the Board has determined that Ryan Costello, Greg Martin and Steven Soles satisfy the independence standards established by Rule 10A-3 under the Exchange Act, and NASDAQ rules, as applicable.

With respect to the Compensation Committee, the Board has determined that Ryan Costello, Greg Martin and Steven Soles satisfy the independence standards established by Rule 10C-1 under the Exchange Act and NASDAQ rules, as applicable.

With respect to the Nominating and Governance Committee, the Board has determined that Greg Martin, Ryan Costello and Steven Soles satisfy the independence standards established by the Exchange Act and NASDAQ rules, as applicable. In making such determinations, the Board considered the relationships that each such non-executive director or director nominee has with Mawson and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of common stock by each non-executive director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Aggregate fees billed or expected to be billed for the professional services of Wolf & Co for the years ended December 31, 2024 and 2023 in the following categories and amounts are shown below.

	2024	2023
Audit Fees(1)	505,000	400,085
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$505,000	$400,085

(1)	Includes fees for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and consents and comfort letters provided for various registration statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Charter of the Audit Committee requires that it pre-approve in advance all audit and permissible non-audit services to be provided by the Company’s independent auditors. Services requiring pre-approval in advance by the Audit Committee may include audit services, audit related services, tax services and other permissible services. All of the services performed by the independent registered public accounting firm for the years ended December 31, 2024 and 2023 were pre-approved in advance by the Audit Committee. The Audit Committee has determined that the payments made to the independent registered public accounting firm for these services are compatible with maintaining such auditors’ independence.

Our principal accountant’s full-time employees performed 100% of the work regarding the audit of our financial statements for the most recently completed fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)

3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)

3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)

3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)

3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)

3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 9, 2023)

3.9	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.10	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Company’s Registration Statement on Form S-1 filed with the SEC on February 6, 2018)

4.2	Description of Securities (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023)

4.3	Form of Series A Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.4	Form of Series B Certificate of Designation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 15, 2020)

4.5	Form of Series A and B Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018)

4.6	Form of Warrant Agency Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 5, 2021)

4.7	Form of February 2021 Convertible Note (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.8	Warrant issued to HC Wainwright (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.9	Warrants issued to W Capital Advisors Pty Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)

4.10	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3/A (File No. 333-258299) filed with the SEC on August 5, 2021)

4.11	Warrant Agreement Dated October 1, 2021, with Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.12	Form of Underwriter Compensation Warrant (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021)

4.13	Form of Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-260600) filed with the SEC on October 29, 2021)

4.14	Warrant Agreement between Mawson Infrastructure Group Inc and Celsius Mining LLC dated February 23, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022)

4.15	Form of Indenture (Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-264062) filed with the SEC on April 1, 2022)

4.16	Form of Secured Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2022)

4.17	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

4.18	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

4.19	Form of Common Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.20	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.21	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

4.22	Form of Warrant Amendment Agreement dated May 3, 2023 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2023)

10.1+	2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018)

10.2+	Amendment to 2018 Equity Incentive Plan (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 21, 2018)

10.3	Form of Stock Restriction Agreement (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021)

10.4+	Mawson Infrastructure Group Inc.2021 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on August 17, 2021

10.5	Lease Agreement Between Mawson Infrastructure Group And Jewel Acquisition, LLC dated September 20, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on September 21, 2021)

10.6	At The Market Offering Agreement between Mawson Infrastructure Group Inc. and H.C. Wainwright & Co., LLC dated May 27, 2022 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 27, 2022)

10.7	Securities Purchase Agreement, dated July 17, 2022, by and between Mawson Infrastructure Group and the purchases identified on the signature pages thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022)

10.8	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022)

10.9	First Amendment to Purchase and Sale Agreement by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc., dated October 8, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022)

10.10+	Director Appointment Letter between the Company and Rahul Mewawalla dated January 31, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.11	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.12+	Employment Agreement by and between Mawson Infrastructure Group Inc. and Rahul Mewawalla, dated May 22, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.13	Letter Deed of Departure by and between Mawson Infrastructure Group Pty Ltd and James Manning, dated May 22, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.14+	Chief Financial Officer Offer Letter and Exhibit A (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.15+	Addendum to Employment Agreement by and between Mawson Infrastructure Group, Inc. and Rahul Mewawalla, dated July 19, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.16+	Director Appointment Letter between the Company and Ryan Costello dated September 25, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.17†	Service Framework Agreement between Mawson Hosting LLC and CTG Colocation PA LLC, dated October 12, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.18+	Addendum to Employment Agreement by and between Mawson Infrastructure Group, Inc. and Rahul Mewawalla, dated December 26, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.19	Secured Loan Facility agreement between Mig No.1 Pty Ltd and Marshall Investment MIG Pty Ltd as a trustee for the Marshall Investments MIG Trust, dated on December 9, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.20	Loan Deed between Mawson Infrastructure Group Ptd Ltd and W Capital Advisors Pty Ltd as trustee for W Capital Advisors Fund ABN 89 229 295 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.21	Variation Deed to Loan Deed between Mawson Infrastructure Group Ptd Ltd and W Capital Advisors Pty Ltd as trustee for W Capital Advisors Fund ABN 89 229 295 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

10.22	Customer Service Addendum dated March 25, 2024, to the Customer Service Framework Agreement with Consensus Technology Group LLC dated October 12, 2023 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

10.23+	Mawson Infrastructure Group Inc. 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2024)

10.24+	Form Of Stock Option Grant Notice and Option Agreement Under Company’s 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)

10.25+	Offer Letter with Kaliste Saloom (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)

10.26†	Redacted Agreement between Mawson Hosting LLC and BE Global Development Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024)

10.27†	Redacted LOI between Mawson Hosting LLC and BE Global Development Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024)

10.28	Lease Amendment between Mawson Infrastructure Group and Jewel Acquisition, LLC dated September 9, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

10.29	Marketing Service Agreement Letter by and between the Company and Outside the Box Capital, Inc., dated September 11, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

10.30	Sales Agreement Letter dated December 13, 2024, by and among Mawson Infrastructure Group Inc., Roth Capital Partners, LLC and A.G.P./Alliance Global Partners (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2024)

19.1#	Insider Trading Policy

21.1§	Subsidiaries of the Company

23.1§	Consent of Independent Registered Public Accounting Firm (Wolf & Company, P.C.)

24.1§	Power of Attorney

31.1§	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2§	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2§	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

97.1	Clawback Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

101§	The following materials from Mawson Infrastructure Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

104§	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	Filed herewith

§	Previously filed or furnished with the Form 10-K

†	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

+	Management compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: April 30, 2025	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer, President, Director (Principal Executive Officer)

Date: April 30, 2025	By:	/s/ William Regan
William Regan Chief Financial Officer (Principal Financial and Accounting Officer)