Form 10-Q
period 2025-03-31
Mawson Infrastructure Group Inc.
filed 2025-05-15
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

As of May 5, 2025, the issuer had a total of 19,796,912 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,469,661	$6,089,837
Prepaid expenses	3,836,315	4,748,749
Trade and other receivables, net	10,893,954	15,167,729
Total current assets	20,199,930	26,006,315
Property, plant and equipment, net	26,549,998	28,071,415
Derivative asset	6,944,557	2,884,984
Security deposits	504,403	494,403
Operating lease right-of-use asset, net	3,665,047	3,983,378

Total assets	$57,863,935	$61,440,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Trade and other payables	$33,521,524	$39,398,160
Current portion of operating lease liability	1,289,341	1,270,989
Current portion of finance lease liability	368,395	358,515
Current portion of long-term loans	21,763,976	20,919,754
Total current liabilities	56,943,236	61,947,418

Operating lease liability, net of current portion	2,251,867	2,523,957
Finance lease liability, net of current portion	112,858	207,957
Total liabilities	59,307,961	64,679,332

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 18,792,360 shares issued and outstanding as of March 31, 2025 and December 31, 2024	18,792	18,792
Additional paid-in capital	227,442,416	225,341,912
Accumulated other comprehensive income	203,795	198,625
Accumulated deficit	(229,109,029)	(228,798,166)
Total stockholders’ deficit	(1,444,026)	(3,238,837)
Total liabilities and stockholders’ deficit	$57,863,935	$61,440,495

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenues:
Digital colocation revenue	$10,428,873	$8,234,041
Energy management revenue	3,064,875	2,472,505
Digital assets mining revenue	320,625	7,514,763
Equipment sales	-	550,000
Total revenues	13,814,373	18,771,309
Less: Cost of revenues (excluding depreciation)	7,890,443	11,786,168
Gross profit	5,923,930	6,985,141
Operating expenses:
Selling, general and administrative	5,778,408	3,463,923
Stock based compensation	2,100,504	4,901,484
Depreciation and amortization	1,527,913	7,999,076
Change in fair value of derivative asset	(4,059,573)	(1,686,152)
Total operating expenses	5,347,252	14,678,331
Income / (Loss) from operations	576,678	(7,693,190)
Non-operating income (expense):
Gain (loss) on foreign currency transactions	(87,338)	169,638
Interest expense	(784,865)	(734,580)
Other income	104,112	165,160
Other expenses	(9,341)	(9,792)
Loss on deconsolidation	-	(11,925,908)
Total non-operating expense, net	(777,432)	(12,335,482)
Loss before income taxes	(200,754)	(20,028,672)
Income tax benefit (expense)	(110,109)	59,387
Net Loss	(310,863)	(19,969,285)
Less: Net loss attributable to non-controlling interests	-	(205,086)
Net Loss attributed to Mawson common stockholders	$(310,863)	$(19,764,199)
Net Loss per share, basic and diluted	$(0.02)	$(1.19)
Weighted average number of shares outstanding	18,792,360	16,644,711

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,
	2025	2024
Net Loss	$(310,863)	$(19,969,285)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,170	(482,143)
Comprehensive loss	(305,693)	(20,451,428)
Less: Comprehensive loss attributable to non-controlling interests	-	(205,086)
Comprehensive loss attributable to common stockholders	$(305,693)	$(20,246,342)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Equity (Deficit)
Balance as of December 31, 2024	18,792,360	$18,792	$225,341,912	$198,625	$(228,798,166)	$(3,238,837)
Stock based compensation expense for RSU’s and stock options	-	-	2,100,504	-	-	2,100,504
Net loss	-	-	-	-	(310,863)	(310,863)
Other comprehensive income	-	-	-	5,170	-	5,170
Balance as of March 31, 2025	18,792,360	$18,792	$227,442,416	$203,795	$(229,109,029)	$(1,444,026)

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

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(310,863)	$(19,969,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,527,913	7,999,076
Amortization of operating lease right-of-use asset	318,331	355,688
Foreign exchange (gain) loss	73,262	(89,450)
Stock based compensation	2,100,504	3,970,549
Non-cash interest expense	776,131	669,183
Unrealized gain on derivative asset	(4,059,573)	(1,686,152)
Loss on deconsolidation	-	11,925,908
Gain on lease termination	-	(35,483)
Gain on sale of property, plant and equipment	-	(51,185)
Provision for doubtful accounts	977,755	-
Changes in operating assets and liabilities:
Trade and other receivables	3,296,020	(1,137,650)
Operating lease liabilities	(235,661)	(364,965)
Other current assets	902,433	(685,775)
Trade and other payables	(5,876,637)	975,188
Net cash (used in) provided by operating activities	(510,385)	1,875,647
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,496)	(19,360)
Proceeds from sales of property, plant and equipment	-	550,000
Net cash (used in) provided by investing activities	(6,496)	530,640
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of finance lease liabilities	(103,295)	(9,544)
Payments of loans	-	(500,000)
Net cash used in financing activities	(103,295)	(509,544)
Net (decrease) increase in cash and cash equivalents	(620,176)	1,896,743
Cash and cash equivalents at beginning of period	6,089,837	4,476,339
Cash and cash equivalents at end of period	$5,469,661	$6,373,082
Supplemental disclosure of cash flow information
Cash paid for interest	$8,734	$65,397
Cash paid (received) for income taxes	$(25,905)	$-

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

The Company develops and operates digital infrastructure platforms for enterprise customers and for its own purposes. The Company’s digital infrastructure platforms can be used to operate computing resources for a number of applications, and are offered across artificial intelligence (“AI”), high-performance computing (“HPC”), digital assets, and other computing applications. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company participates in energy management programs related to the real-time needs of the power grid.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines.

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 megawatts (“MW”) with its current operational sites with an additional 24 MW of future capacity that is under development, all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is amongst the largest wholesale power markets in North America.

Previously, the Company also had interests in the Australian market, however for strategic and commercial reasons, the Company is currently focused on advancing its interests in North America. The Company currently operates facilities in the United States of America and does not have operating sites in Australia.

The accompanying unaudited consolidated condensed financial statements, including the results of Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC (“Cosmos”), Cosmos Manager LLC, MIG No.1 Pty Ltd (“MIG No. 1”), MIG No.1 LLC, Mawson AU Pty Ltd (“Mawson AU”), Mawson Services Pty Ltd (“Mawson SPL”), Luna Squares LLC (“Luna Squares”), Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC (“Luna Property”), Mawson Midland LLC, Mawson Hosting LLC (“Mawson Hosting”), Mawson Ohio LLC and Mawson Mining LLC (collectively referred to as the “Group”), have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

NOTE 1 – GENERAL (Cont.)

These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Group as of December 31, 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 28, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with SEC on April 30, 2025 (the “2024 Form 10-K”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited consolidated, condensed financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

Going Concern

The accompanying unaudited consolidated condensed financial statements have been prepared assuming the Company will continue on a going concern basis and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

For the three months ended March 31, 2025, the Company incurred a net loss of $0.3 million, and as of March 31, 2025, had negative working capital of $36.7 million, had total negative net assets of $1.4 million and had an accumulated deficit of $229.1 million. The Company’s cash position as of March 31, 2025, was $5.5 million.

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

The Company has ongoing litigation related to the Marshall Loan, W Capital Loan, Celsius Promissory Note and Celsius Colocation Agreement (each defined below). See Note 9 – Commitments and Contingencies.

NOTE 1 – GENERAL (Cont.)

The Company has evaluated the above conditions and concluded that these conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited consolidated condensed financial statements

To mitigate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

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

On December 13, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (collectively with the Lead Agent, the “Agents” and individually an “Agent”), to sell shares of our common stock, $0.001 par value per share (“Common Stock”) having an aggregate sales price of up to $12 million, from time to time, through an “at the market offering” program under which the Agents will act as sales agent.

Although the Company may have access to capital, debt, and/or other sources of funding, these may require additional time and cost, may impose operational restrictions and other covenants on the Company, may not be available on attractive terms, and may not be available at all. If the Company raises additional capital or debt, this could cause additional dilution to the Company’s stockholders. The terms of any future capital raise or debt issuance and the costs of any financing are uncertain and may be unfavorable to the Company. Should the Company be unable to source sufficient funding, the Company may not be able to realize assets at their recognized values and fulfill its liabilities in the normal course of business at the amounts stated in these unaudited consolidated condensed financial statements.

The Company obtains advice from outside resources; however, it is important to note that strategic and other initiatives may not lead to any transaction or other outcome.

These unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. They do not include any adjustments relating to the recoverability and carrying amounts of assets and the amounts of liabilities should the Company be unable to continue as a going concern and meet its obligations and debts as and when they fall due.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represent the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest. As of March 31, 2025, the Company no longer holds non-controlling interests.

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

Use of Estimates and Assumptions

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited consolidated condensed financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions, valuing the derivative asset classified under Level 3 fair value hierarchy, and the contingent obligation with respect to future revenues.

Revenue recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Five steps are required to be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfies a performance obligation.

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

Digital colocation revenue

The Company offers other businesses and customers the opportunity to colocate their specialized computers used in mining digital assets and other equipment within our facilities. The Company generates revenue from these customers for their use of our digital colocation services and facilities. This offering is known as “colocation” and can be customized and tailored for each customer’s situation and their and the Company’s strategy. For example, customers may agree to be charged upfront digital infrastructure fees, minimum fees, and maintenance fees. The Company charges colocation fees for the use of its facilities, and other related fees. In addition, digital colocation customers typically pay for energy used in connection with the customer colocation services agreement on a pass-through basis, which may be on a fixed or variable basis calculated on the portion of energy used by the customer on the site. The Company satisfies the performance obligation when the customer has the ability to direct the use and obtain substantially all of the remaining benefits of the good or service. Revenue is recognized over time as customers simultaneously receive and consume the benefits because another party would not need to substantially reperform the work completed by the Company were that other party to fulfill the remaining performance obligation to the customer. Revenue is recognized upon confirmation of the Company’s power usage by the electricity provider and billed at the rates outlined in each customer contract on a monthly basis.

The customer contracts contain variable consideration to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenue recognition (Cont.)

Energy management revenue

The Company has developed several energy management program capabilities and has an energy management business to generate revenue when the Company adapts its power usage to the real-time needs of the power grid. Energy management revenue consists of revenue for curtailing power, and through a power pricing arrangement.

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

Equipment sales

The Company has earned revenues from the sale of equipment and/or infrastructure (collectively, “Hardware”). Revenue from the sale of Hardware is recognized upon transfer of control of the Hardware to the customer. At the date of sale, the net book value is expensed in cost of revenues.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Property, plant and equipment

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

	Fair value measured as of March 31, 2025
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$6,944,557	$-	$-	$6,944,557

	Fair value measured as of December 31, 2024
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$2,884,984	$-	$-	$2,884,984

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Level 3 Assets:

In June 2022, the Company entered into a power supply agreement (“PSA”) with Energy Harbor LLC (“Energy”), the energy supplier to the Company’s Midland, Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through December 2026. There were five amendments to PSA entered into in November 2023, December 2023, January 2024, April 2024 and May 2024. All the amendments were to purchase additional electricity at a fixed price for the months of December 2023, January 2024, February 2024, April 2024, May 2024 and June 2024. If the Midland, Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group in deciding how to allocate resources and in assessing performance.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Topic 3580-60): Accounting for and Disclosure of Crypto Assets. Under the new guidance, an entity would be required to subsequently measure certain crypto assets at fair value, with changes in fair value included in net income in each reporting period. The proposed set of rules would also require presentation of crypto assets and related fair value changes separately in the balance sheet and income statement and require various disclosures in interim and annual periods. The Company does not expect the adoption of ASU 2023-08 to have a material impact on its consolidated financial statements since the Company’s policy is to dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025.

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

NOTE 3 – AUSTRALIAN SUBSIDIARIES DECONSOLIDATION

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

Investment in MIG No.1

The investment in MIG No. 1 held by the Company was accounted for under ASC 321, Investments — Equity Securities as it was concluded the Company did not have significant influence over MIG No. 1 from March 19, 2024. At the time of the deconsolidation, the fair value of MIG No.1 was estimated to be $0 and MIG No.1 had negative equity.

Australian entity MIG No.1 Secured Loan Facility Agreement

MIG No. 1 is party to a Secured Loan Facility Agreement (the “Marshall Loan”) with Marshall. Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (collectively, “Marshall”). The Marshall Loan matured in February 2024 and the total outstanding balance is $10.4 million as of March 31, 2025. The Company is included as a guarantor of this loan. See Note 8 – Loans for additional information.

NOTE 4 – BASIC AND DILUTED NET LOSS PER SHARE

Net loss per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of unvested restricted stock units (“RSUs”), and outstanding warrants and options. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of March 31, 2025 and 2024, are as follows:

	As of March 31,
	2025	2024

Warrants to purchase Common Stock	4,480,839	4,904,016
Options to purchase Common Stock	3,500,417	1,750,417
RSUs issued under a management equity plan	15,413,542	8,823,321
	23,394,798	15,477,754

NOTE 5 – LEASES

The Company’s operating leases are for digital asset mining sites and its finance leases are primarily for related plant and equipment.

On February 2, 2024, the Company’s lease for a non-operating property in Sharon, Pennsylvania was terminated, and the Company exited the facility, which was a non-operating site for the Company.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	March 31,
	2025	2024

Operating lease charges (1)	$445,435	$397,894
Finance lease charges:
Amortization of right-of-use assets	102,797	8,143
Interest on lease obligations	18,074	1,507

(1)	Included in selling, general, and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of March 31, 2025:

	Operating leases	Finance leases

2025	$1,325,890	$309,882
2026	1,586,044	216,266
2027	1,270,570	-
Total undiscounted lease obligations	4,182,504	526,148
Less: imputed interest	(647,245)	(44,896)
Total present value of lease liabilities	3,535,259	481,252
Less: current portion of lease liabilities	1,283,391	368,395
Non-current lease liabilities	$2,251,867	$112,858

Other lease information as of and for the period ended March 31, 2025:

	Operating leases	Finance leases

Operating cash out flows from leases	$380,839	$103,295
Weighted-average remaining lease term (years)	2.43	1.09
Weighted-average discount rate (%)	13.70%	13.44%

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	March 31, 2025	December 31, 2024

Plant and equipment	$10,404,241	$10,404,241
Computer equipment	176,151	176,151
Processing machines (Miners)	77,447,520	77,447,520
Modular data center	22,103,986	22,103,986
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,344,544
Low-cost assets	1,075,756	1,069,260
Leasehold improvements	487,527	487,527
Total	121,238,971	121,232,475
Less: Accumulated depreciation	(94,688,973)	(93,161,060)
Property, plant and equipment, net	$26,549,998	$28,071,415

The Company incurred depreciation and amortization expense in the amounts of $1.5 million and $8.0 million for the quarters ended March 31, 2025 and 2024, respectively. There were no impairment charges for the quarters ended March 31, 2025 and 2024.

NOTE 7 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of March 31, 2025.

The Company recorded income tax (benefit) expense of approximately (54.80)% and 0.30% of loss before income tax (benefit) expense for the three-month periods ended March 31, 2025 and 2024, respectively.

	For the three months ended March 31,
	2025	2024
Effective income tax rate	(54.80)%	0.30%

As of March 31, 2025, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 8 – LOANS

Marshall Loan

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No. 1 and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $10.4 million as of March 31, 2025, all of which is classified as a current liability. There have been no principal or interest payments made since May 2023. See Note 9 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

W Capital Loan

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of March 31, 2025, AUD $2.2 million (USD $1.3 million) has been drawn down from this facility, all of which is classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023. See Note 9 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

Celsius Promissory Note

On February 23, 2022, Luna Squares entered into a Digital Colocation Agreement (the “Digital Colocation Agreement”) with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued a Secured Promissory Note (the “Celsius Promissory Note”) for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance, including interest, is $9.9 million as of March 31, 2025, all of which is currently classified as a current liability. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement.

Convertible Notes

On July 8, 2022, the Company issued secured convertible promissory notes to investors in exchange for cash. The outstanding balance relates to the interest on the convertible note which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.1 million as of March 31, 2025, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc., alleging a claim to seek USD $0.2 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.5 million, and AUD $0.3 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company under a Variation Deed to Loan Deed dated September 29, 2022, executed by its Australian entity, Mawson PL. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, on May 31, 2024, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.2 million as unpaid interest plus interest and costs for sums due.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Marshall Loan and W Capital Loan

The Marshall Loan was entered into with an Australian entity MIG No.1, which was placed into a court appointed liquidation and wind-up process and was deconsolidated from the Group on March 19, 2024. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 miners and 8 MDCs. These assets are held by MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. On June 25, 2024, Marshall inspected and inventoried the miners and MDCs located at the Company’s Midland facilities. The Company had asked Marshall to take these assets out of the Company’s facilities. Marshall has not responded to the Company’s request for these miners and MDCs to be removed from the Company’s facilities. The Company is reserving all its rights and remedies against Marshall.

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

On October 3, 2024, a proceeding was filed by W Capital and Marshall against the Company before the Federal Court of Australia, New South Wales (the “Australian Court”), in the matter entitled W Capital Advisors Pty Ltd, in its capacity as Trustee for the W Capital Advisors Fund, v. Mawson Infrastructure Group, Inc., No. NSD 1395/2024. In an effort to force the Company to pay the W Capital Loan and the Marshall Loan, W Capital and Marshall sought to have the Company declared insolvent under Australian law on the grounds that the Company failed to pay W Capital the sums it claims the Company owed it under the aforesaid Australian judgment. On February 11, 2025, the Australian Court declared that Mawson be “wound up” under Australian law. However, Mawson has no assets, revenue or other business in Australia subject to Australian jurisdiction. It is unclear as to any adverse effect this ruling has on Mawson in the US. This Australian ruling completely disregarded the automatic stay in place as established by the involuntary Chapter 11 petition. The Company has communicated its objections and concerns to these Australian liquidator and entities.

Concurrently with the above Australian litigation, on December 4, 2024, Marshall, W Capital, and Rayra Pty Ltd, as Trustee for the Mountainview Trust (“Rayra” and together with Marshall and W Capital, collectively, the “Petitioners”), all Australian entities, concurrently filed an involuntary petition (the “Involuntary Petition”) in the matter entitled In Re Mawson Infrastructure Group, Alleged Debtor, Case No. 1:24-bk-12726, under chapter 11 (“Chapter 11”) of title 11, 11 U.S.C. § 101 through 1330 (the “Bankruptcy Code”), seeking a determination of the court to force the Company into a Chapter 11 proceeding. The Petitioners have claimed in the Involuntary Petition that they have debts aggregating AUD$13.7 million (approximately USD$8.9 million). The Company is disputing this and the validity of the Involuntary Petition and the Petitioners’ debt claims, and expects to and seek other remedies against the Petitioners for bad faith, pursue sanctions, and other damages as may be allowed by applicable law. On January 10, 2025, the Company filed an answer to the Involuntary Petition. No order for relief has been entered by the Delaware Bankruptcy Court to date, and we continue to operate in the ordinary course of business as authorized pursuant to 11 U.S.C. § 303(f). Nonetheless, under applicable federal law, all collection efforts by the Company’s creditors, including W Capital and Marshall, are stayed pending final resolution of the Involuntary Petition.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Cont.)

The matter continues in discovery phase. Both parties have filed pretrial motions seeking various remedies including dismissal prior to trial, sanctions and attorney fees, which are pending. A motion to compel discovery was filed by Mawson and was heard on May 9, 2025. On May 9, 2025, the Court granted Mawson’s motions for discovery from the Petitioners and paved pathway for discovery of Manning—including from Australia if needed. The Court further directed the parties to mediate and agreed to reach out to a sitting judge to act as mediator. Celsius made an appearance on its motions for sanctions and requested to be part of the mediation as well, which the Court allowed. The Court denied Celsius’ previously filed motion for sanctions. The trial date has been continued indefinitely to allow for the completion of discovery and the opportunity for the parties to mediate.

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

The Company’s counsel plans to propound discovery requests to the Petitioners, including the depositions of the Petitioners’ principals. In addition, Manning, who the Company believes has close ties to these Australian creditors, remains the subject of an investigation by the Audit Committee of the Company’s Board of Directors,  including related to his dealings with W Capital, current litigation with an entity related to Manning, Vertua Property Inc. (“Vertua”), alleged self-dealing, breach of contract, and tortious interference with a business relationship.

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

Celsius Promissory Note and Digital Colocation Agreement

Luna Squares has not repaid the Celsius Promissory Note as required on its stated maturity date and is claimed by Celsius Mining LLC and Celsius Network Ltd (collectively, “Celsius”) to be in default. Celsius Mining LLC transferred the benefit of the Celsius Promissory Note to Celsius Network Ltd. and Celsius Network Ltd has notified Luna Squares that the default interest is payable. On November 23, 2023, Celsius filed an adversary proceeding against Mawson and its subsidiaries Luna Squares and Cosmos, asserting various claims related to the alleged breach of a Digital Colocation Agreement.

Celsius filed for Chapter 11 bankruptcy protection on July 13, 2022. Under the Digital Colocation Agreement, Celsius Mining LLC advanced $15.3 million to Luna Squares that was held as a deposit. Whether that amount has been forfeited or must be returned to Celsius Mining LLC is the subject of a dispute between the parties. Pursuant to a court order dated April 22, 2024, the Celsius civil lawsuit against Luna Squares and Mawson has been dismissed pursuant to the Company’s successful motion to compel arbitration.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462. An arbitrator was appointed on September 30, 2024 and the parties submitted their respective positions on October 25, 2024 regarding the scheduling of the arbitration. The matter is temporarily stayed as to Mawson pending determination of automatic stay in favor of the Company as a result of the Involuntary Petition. However, the stay does not apply to Luna Squares or Cosmos. On January 23, 2025, the arbitrator issued a Partial Final Award (the “Partial Final Award”) granting in part Celsius’ claim against Luna Squares on the outstanding promissory note executed by Luna Squares in favor of Celsius. The Partial Final Award granted Celsius monetary damages in the amount of $8.1 million, plus interest and attorney fees. The ruling does not directly affect the Company, however, Celsius has been granted an order by the Delaware Bankruptcy Court for relief from the lift stay to file a Rule 34 motion on its claims against Mawson under a Corporate Guarantee. Thereafter, Celsius filed a motion for and obtained an award from the arbitrator against Mawson under the Corporate Guarantee, but the execution of which remained stayed. The matter remains ongoing. In addition, Celsius filed a motion for sanctions in the Bankruptcy Court against the Company due to the Court’s denial of the Company’s motion objecting to Celsius’ stay motion. On May 9, 2025 following hearing, the Court denied Celsius motion for sanctions. In addition, on request of the Company, the court directed the parties, including the Petitioners and Celsius, to mediate with the Company to try to find a global resolution out of court. The Court agreed to appoint a sitting judge as mediator. Otherwise, the Company’s counterclaims and damages against Celsius are still in litigation and the Company continues to expeditiously pursue its counterclaims and damages against Celsius.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Cont.)

The Company and/or its applicable subsidiaries have not fulfilled specific payment obligations related to the Marshall Loan, the W Capital Loan and the Celsius Promissory Note mentioned above. Consequently, the creditors associated with these debt facilities may initiate actions as allowed by relevant grace periods. This includes the possibility of opting to expedite the repayment of the principal debt, pursuing legal action against the Company or its subsidiaries for payment default, raising interest rates to the default or overdue rate, or taking appropriate measures concerning collateral (including appointing a receiver), if applicable.

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

Vertua

On March 16, 2022, Luna Squares entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania (the “Sharon Lease”) with Vertua Property, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. Manning is a director of Vertua Ltd and has a material interest in the Sharon lease as a significant stockholder of Vertua Ltd.

On September 6, 2024, Luna Squares filed a praecipe of lis pendens for the property leased in Sharon, Pennsylvania in the Court of Common Pleas of Mercer County, Pennsylvania in the matter entitled Luna Squares Property, LLC v. Vertua Property, Inc. Case No 2024-2332. It did so to also provide third parties such as Bitfarms Ltd. notice that the property is encumbered by a lease between Luna Property    and Vertua. This property is the subject of a current civil lawsuit between the Company and Luna Property against Vertua. On October 17, 2024, the Company filed several claims in the matter captioned above against Vertua, including claims for breach of the lease agreement and wrongful termination of the lease, as well as for tortious interference with a business relationship. The Company is seeking reinstatement of the lease, compensatory damages, disgorgement of revenue, and exemplary and punitive damages, as well as reimbursement for its costs and litigation expenses. Vertua is a company related to Manning and also affiliated with Darron Wolter of W Capital. The matter has since been removed to federal court and is pending before the United States Bankruptcy Court for the Western District of Pennsylvania, under adversary proceeding number 25-01003-JCM. The matter remains ongoing.

Consensus Colocation Agreement

On October 12, 2023, the Company entered into a Service Framework Agreement with a wholly owned subsidiary of Consensus Technology Group, Consensus Colocation PA LLC, for co-location services for approximately 15,876 Bitmain Antminer S19 XP miners or approximately 50 MW at Mawson’s Midland, Pennsylvania facilities (the “Service Framework Agreement”). On March 6, 2025, a complaint was filed by Consensus Colocation PA LLC and Stone Ridge Ventures II LLC (collectively, “CTG”) with Court of Chancery of the State of Delaware, under C.A. No. 2025-0252-MTZ seeking (i) a temporary restraining order (“TRO”) to terminate Mawson’s redirection of CTG’s miners following a fee dispute and (ii) authority to remove its miners from Mawson’s facility prior to the termination of the Service Framework Agreement. The matter went to hearing on the TRO on March 13, 2025 and by joint stipulation the parties agreed to terminate the redirection of the miners but that the Service Framework Agreement remained active, and the miners could not be removed before March 20, 2025. All servers were removed by April 15, 2025 and by agreement, the TRO was dismissed. The parties reserved all other rights.

On April 25, 2025, CTG filed an arbitration demand with the American Arbitration Association for damages stemming from Mawson’s redirection of its miners following the parties’ contractual dispute Mawson has retained legal counsel, categorically denies the allegations of the demand, and intends to pursue its claims and counterclaims against CTG, including but not limited to the Company’s Right of First Refusal (ROFR) related damages claims against CTG. No further filings or hearings have been made or set at this time. The matter remains ongoing.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended March 31, 2025, there were no issuances of Common Stock.

Common Stock Warrants

The Company’s outstanding stock warrants have not changed during the three months ended March 31, 2025. The outstanding stock warrants as of March 31, 2025 are 4,480,839 with a weighted average remaining contractual life (in years) of 2.68 and a weighted average exercise price of $4.33, all of which are exercisable.

Stock-Based Compensation:

Equity plans

At the Company’s annual meeting on May 17, 2023, the stockholders approved an amendment to the Company’s 2021 Equity Incentive Plan (the “2021 Equity Plan”) that, amongst other things, increased the number of shares available under the 2021 Equity Plan to 10,000,000 shares. In addition, the shares available under the 2021 Equity Plan increased by 1,000,000 shares on January 1, 2024 to 11,000,000. Upon review of the previously granted shares in previous years and the availability of shares, on April 9, 2024, the Board of Directors approved the 2024 Omnibus Equity Plan (the “2024 Plan”) which will provide an initial 10,000,000 shares of Common Stock available for grant per the terms of the 2024 Plan and provides alignment with long-term stockholder value creation. The 2024 Plan also provides for annual automatic increases in the number of shares of Common Stock reserved for issuance under the 2024 Plan. The 2024 Plan was approved by the stockholders at the Company’s annual general meeting held on June 12, 2024. The 2024 Plan replaced and succeeded the Company’s 2018 Equity Incentive Plan and 2021 Equity Incentive Plan. The 2024 Plan provides that awards issued under the 2024 Plan, the 2018 Plan or the 2021 Plan that expire, lapse or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part, in any case in a manner that results in any share of Common Stock covered by such award being reacquired by the Company or otherwise not being issued, such share of Common Stock shall again be available for the grant of awards under the 2024 Plan. Further, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant to (1) satisfy the applicable exercise or purchase price of an award, and/or (2) satisfy any applicable tax withholding obligation, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the 2024 Plan.

As of March 31, 2025, the number of shares allocated and available under the 2024 Plan were 11,099,768 shares and 6,400,232 shares, respectively.

The Company recognized stock-based compensation expense during the three months ended March 31, 2025 and 2024, as follows:

	Three months ended March,
	2025	2024
Performance-based restricted stock awards	$-	$55,983
Service-based restricted stock awards	2,100,504	6,180,528
Option expense*	-	(1,335,027)
Total stock-based compensation	$2,100,504	$4,901,484

*	The option expense for the three months ended March 31, 2024, contains a reversal of stock-based compensation expenses from 2023 for cancelled option awards.

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The following table presents a summary of the Company’s performance-based restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	72,101	7.56
Exercised	-	-
Expired/forfeited	-	-
Outstanding as of March 31, 2025	72,101	7.31
Exercisable as of March 31, 2025	72,101	7.31

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period or as otherwise defined.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	14,178,458	1.30
Issued	1,235,030	-
Forfeited/cancelled	(72,047)	-
Outstanding as of March 31, 2025	15,341,441	0.99
Exercisable as of March 31, 2025	1,921,566	0.01

As of March 31, 2025, there was approximately $13.9 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately three years.

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,500,417	$1.07	9.20	$-
Issued	-	-	-	-
Outstanding as of March 31, 2025	3,500,417	$1.07	8.95	$-
Exercisable as of March 31, 2025	3,500,417	$1.07	-	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of operations and cash flows. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in the 2024 Form 10-K. All amounts are in U.S. dollars.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” and “Mawson,” refer to Mawson Infrastructure Group Inc., a Delaware corporation, Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC, Cosmos Manager LLC, MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process), MIG No.1 LLC, Mawson AU Pty Limited (on April 23, 2024, Mawson AU Pty Ltd was placed into a court appointed liquidation and wind-up process), Mawson Services Pty Ltd (on April 29, 2024, Mawson Services Pty Ltd was placed into a court appointed liquidation and wind-up process), Mawson Bellefonte LLC, Luna Squares LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Ohio LLC, Mawson Hosting LLC and Mawson Mining LLC.

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

This report and the 2024 Form 10-K identify important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, including those set forth under Item 1A. “Risk Factors” below.

The risk factors included in this Quarterly Report on Form 10-Q and on the 2024 Form 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the risk factors set out in Item 1A. Risk Factors and in our 2024 Form 10-K.

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

The Company develops and operates digital infrastructure platforms for enterprise customers and for its own purposes. The Company’s digital infrastructure platforms can be used to operate computing resources for a number of applications, and are offered across artificial intelligence (“AI”), high-performance computing (“HPC”), digital assets, and other computing applications. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company participates in energy management programs related to the real-time needs of the power grid.

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

Recent Developments

On March 21, 2025, Mawson Hosting LLC (the “Host”), a subsidiary of the Company, and Cantaloupe Digital LLC (the “Client”), a subsidiary of Canaan Inc., a NASDAQ-listed publicly traded company, entered into a Master Colocation Agreement (the “Canaan Agreement”). The Canaan Agreement has an initial term of three years, and the parties can extend upon mutual agreement. Under the terms of the Agreement, the Host will provide the Client approximately 64 MW of colocation capacity at the Company’s facilities. The Host will also provide the Client with digital colocation services pursuant to the Canaan Agreement.

Results of Operations – Three months Ended March 31, 2025 compared to the three months ended March 31, 2024

	For the three months ended
	March 31,
	2025	2024
Revenues:
Digital colocation revenue	$10,428,873	$8,234,041
Energy management revenue	3,064,875	2,472,505
Digital assets mining revenue	320,625	7,514,763
Equipment sales	-	550,000
Total revenues	13,814,373	18,771,309
Less: Cost of revenues (excluding depreciation)	7,890,443	11,786,168
Gross profit	5,923,930	6,985,141
Operating expenses:
Selling, general and administrative	5,778,408	3,463,923
Stock based compensation	2,100,504	4,901,484
Depreciation and amortization	1,527,913	7,999,076
Change in fair value of derivative asset	(4,059,573)	(1,686,152)
Total operating expenses	5,347,252	14,678,331
Income / (Loss) from operations	576,678	(7,693,190)
Non-operating income (expense):
Gain (loss) on foreign currency transactions	(87,338)	169,638
Interest expense	(784,865)	(734,580)
Other income	104,112	165,160
Other expenses	(9,341)	(9,792)
Loss on deconsolidation	-	(11,925,908)
Total non-operating expense, net	(777,432)	(12,335,482)
Loss before income taxes	(200,754)	(20,028,672)
Income tax benefit (expense)	(110,109)	59,387
Net Loss	(310,863)	(19,969,285)
Less: Net loss attributable to non-controlling interests	-	(205,086)
Net Loss attributed to Mawson common stockholders	$(310,863)	$(19,764,199)
Net Loss per share, basic & diluted	$(0.02)	$(1.19)
Weighted average number of shares outstanding	18,792,360	16,644,711

Revenues

Digital Co-location revenues for three months ended March 31, 2025 and 2024, were $10.4 million and $8.2 million, respectively. This represented a 27% revenue increase or an increase of $2.2 million, compared to the same period in 2024. The increase in revenue was due to the Company enhancing its digital colocation capabilities, expanding its number of digital colocation customers, increasing the number of machines using our digital colocation infrastructure services, and growing its digital colocation business.

Energy management revenues for the three months ended March 31, 2025 and 2024, were $3.1 million and $2.5 million, respectively. This represented a 24% revenue increase or an increase of $0.6 million, compared to the same period in 2024. This increase is due to the Company’s enhanced energy management programs, which utilizes software and analysis, to generate revenue when the Company adapts its power usage to the real-time needs of the grid and enhanced participation in energy programs in the 2025 period than in the 2024 period.

Digital assets mining revenues from self-mining of bitcoin for the three months ended March 31, 2025 and 2024, were $0.3 million and $7.5 million, respectively, representing a decrease of $7.2 million. The decrease for the three months ended March 31, 2025 compared to the same period in 2024, was due to a number of factors, including the impact of the April 2024 halving industry event, and a higher global network difficulty rate, which led to lower bitcoin production from self-mining. In the three months ended March 31, 2025, compared to the same period in 2024, the Company also significantly expanded and grew its digital colocation services business across multiple customers reallocating some of its digital asset mining capacities.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital asset mining and co-location services and cost of mining equipment sold.

Cost of revenue for the three months ended March 31, 2025 and 2024, were $7.9 million and $11.8 million, respectively. The decrease in cost of revenue was primarily attributable to a decrease in power costs related to the energy used to operate the Company mining equipment and co-located mining equipment within our facilities.

Operating Expenses

Our operating expenses include: selling, general and administrative expenses; stock-based compensation; change in fair value of derivative asset; and depreciation and amortization.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of audit, legal, and other professional fees, employee compensation, director fees, equipment repairs, marketing, freight, insurance, consultant fees, lease amortization and general expenses.

Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were $5.8 million and $3.5 million, respectively, which is an increase of $2.3 million from period to period, primarily due to increased legal and litigation related expenses, employee compensation and provision for doubtful accounts.

Stock based compensation

Stock based compensation expenses for the three months ended March 31, 2025 and 2024 were $2.1 million and $4.9 million, respectively. The decrease was primarily due to a reduction in new issuances of long-term incentives for the Company’s directors, management, and employees in the quarter ended March 31, 2025.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and MDC equipment.

Depreciation and amortization for the three months ended March 31, 2025 and 2024, were $1.5 million and $8.0 million, respectively. The lower depreciation and amortization expense is the result of an increased number of the Company’s digital asset mining hardware being fully depreciated in prior periods.

Change in fair value of derivative asset

During the three months ended March 31, 2025 and 2024, there was a gain on the fair value of the derivative asset of $4.1 million and $1.7 million, respectively, in relation to our power supply arrangements. The change in fair value between March 31, 2025 and 2024 is primarily due to an increase in the forward market prices between 2025 and 2024.

Non-operating income (expense)

Non-operating income (expense) consist primarily of interest expenses, loss on deconsolidation, gain (loss) on foreign currency transactions, and other income and expenses.

Interest expenses for the three months ended March 31, 2025 and 2024, were $0.8 million and $0.7 million, respectively. This increase of $0.05 million was attributable to the increase in interest rates during 2024 and 2025.

During the three months ended March 31, 2025, loss on foreign currency transactions was $0.09 million. During the three months ended March 31, 2024, gain on foreign currency transactions was $0.2 million. This difference was due mostly to the movement in foreign exchange rates.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the three months ended March 31, 2025, we financed our operations primarily through cash flow provided by operating activities and other cash reserves.

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

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities are expected to be adequate to fund our long-term operations needed over the next twelve months. For our business growth, it is expected we may continue investing in expanding our infrastructure, expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of March 31, 2025, we had an aggregate of $21.8 million of debt, all of which is overdue for repayment unless we refinance, renegotiate the terms, or prevail in our disputes and/or related claims and/or counterclaims. In addition, the Celsius deposit of $15.3 million is the subject of an ongoing legal dispute in arbitration with Mawson and Celsius having claims and counterclaims. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement.

We will need to raise substantial additional capital to continue our operations, execute our business strategy and meet our debt service obligations. We may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

Working Capital and Cash Flows

As of March 31, 2025 and December 31, 2024, we had a cash and cash equivalent balance of $5.5 million and $6.1 million, respectively. As of March 31, 2025 and December 31, 2024, the trade receivables balance was $10.9 million and $15.2 million, respectively. As of March 31, 2025, we had $21.8 million of outstanding short-term loans, and as of December 31, 2024, we had $20.9 million of short-term loans. The short-term loans as of March 31, 2025, relate to the Celsius Promissory Note, W Capital Loan, Secured Convertible Promissory Notes and Marshall Loan (these loans are currently in default, refer to Material Cash Requirements section below for more information). As of March 31, 2025 and December 31, 2024, we had negative working capital of $36.7 million and $35.9 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(510,385)	$1,875,647
Net cash (used in) provided by investing activities	$(6,496)	$530,640
Net cash used in financing activities	$(103,295)	$(509,544)

For the three months ended March 31, 2025, net cash used in operating activities was $0.5 million and for the three months ended March 31, 2024, net cash provided by operating activities was $1.9 million. We had a net loss of $0.3 million for the three months ended March 31, 2025, which included $4.1 million of gain on derivative asset, $2.1 million of stock based compensation, $1.5 million of depreciation and amortization expense, $1.0 million of provision for doubtful accounts and $0.8 million of non-cash interest expense. We had a net loss of $20.0 million for the three months ended March 31, 2024, which included $11.9 million of loss on deconsolidation, $8.0 million of depreciation and amortization expense, $4.0 million of stock based compensation expense, and $1.7 million of gain on derivative asset.

For the three months ended March 31, 2025, net cash used in investing activities was $0 and for the three months ended March 31, 2024, net cash provided by investing activities was $.5 million. The net cash provided by investing activities during the three months ended March 31, 2024, was primarily due to proceeds from sale of property, plant and equipment.

For the three months ended March 31, 2025 and 2024, net cash used in financing activities was $0.1 million and $0.5 million, respectively. The cash used in financing activities during the three months ended March 31, 2024, was primarily attributable to loan payments.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Note 9 – Commitments and Contingencies.

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 and a general security agreement given by the Company. Principal repayments began during November 2022. There has been no principal and interest payments made since May 2023. The outstanding balance including interest is $10.4 million as of March 31, 2025, all of which is currently classified as a current liability.

The Company is included as a guarantor of the W Capital Loan. As of March 31, 2025, the balance was AUD $2.2 million (USD $1.3 million) representing outstanding interest, all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023.

On February 23, 2022, Luna Squares entered into the Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued the Celsius Promissory Note for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance including interest is $9.9 million as of March 31, 2025, all of which is currently classified as a current liability.

On July 8, 2022, the Company issued the Secured Convertible Promissory Notes in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million had been classified as a current liability. The convertible note matured in July 2023. Interest has been accrued from July onwards and therefore the outstanding balance is $0.1 million as of March 31, 2025, all of which is classified as a current liability. During 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

Financial condition

As of March 31, 2025, and December 31, 2024, we had net current liabilities of $56.9 million and $61.9 million, respectively. As of March 31, 2025, and December 31, 2024, we had negative net assets of $1.4 million and $3.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $229.1 million compared to $228.8 million as of December 31, 2024. Our cash position of March 31, 2025, was $5.5 million in comparison to $6.1 million as of December 31, 2024.

For the three-month period ended March 31, 2025 and 2024, the Company incurred a loss after tax of $0.3 million and $20.0 million, a decrease in financial loss of $19.7 million, respectively.

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

Non-GAAP Financial Measures

The Company reports all financial information required in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information. Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net loss plus income tax, depreciation and amortization, further adjusted by stock based compensation, gain/loss on foreign currency, other non-operating income and expenses, change in fair value of derivative asset, provision for doubtful accounts, net of recoveries and loss on deconsolidation.

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

	For the three months ended March 31,
	2025	2024
	(unaudited)
Net loss:	$(310,863)	$(19,969,285)
Depreciation and amortization	1,527,913	7,999,076
Stock based compensation	2,100,504	4,901,484
(Gain) loss on foreign currency transactions	87,338	(169,638)
Other non-operating income	(104,112)	(165,160)
Other non-operating expenses	794,206	744,372
Change in fair value of derivative asset	(4,059,573)	(1,686,152)
Income tax	110,109	(59,387)
Provision for doubtful accounts, net of recoveries	977,755	-
Loss on deconsolidation	-	11,925,908
Adjusted EBITDA (non-GAAP)	$1,123,277	$3,521,218

Critical accounting estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Board of Directors, the Committee(s) thereof and our management team, including our Chief Executive Officer and President (principal executive officer) and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025, including the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Data from third parties. The Company does not have the resources and personnel to fully execute its designed controls to ensure that data received from third parties is validated, complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and co-location revenue, net energy benefits, and digital currency assets.

Fixed asset verification. The Company does not have the resources and personnel to fully execute its designed controls around physical asset verification. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective as of March 31, 2025, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

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

Remediation efforts for upcoming quarters will be focused on progressing the implementation of the remainder of controls, refining existing controls and validating the effectiveness of implemented controls using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control. We cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting and other business processes will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may determine to take additional measures to address material weaknesses or determine to modify or update the remediation plan described above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries are currently in disputes, which may be in or may lead to litigation. The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these or other matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. For information on these matters, refer to Note 9 - Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 9 relating to such legal matters is incorporated herein by reference.

The Company and its subsidiaries from time to time in the future may be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments or other correspondence from time to time which could lead to legal proceedings.

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in the 2024 Form 10-K. Except as set forth below, there have been no material changes to the primary risks related to our business and securities as described in the 2024 Form 10-K under “Risk Factors” in Item 1A.

Risks Associated with the Chapter 11 Involuntary Petition Filed Against Us

Certain of our creditors have filed an Involuntary Petition seeking entry of an order for relief, which if entered over our expected opposition, would impose on us a Chapter 11 reorganization proceeding under the U. S. Bankruptcy Code. Such proceeding could lead to a reorganization or a liquidation which would raise substantial doubt about our ability to continue as a going concern.

On December 4, 2024, certain of our creditors filed an Involuntary Petition against us seeking an order for relief by the Delaware Bankruptcy Court placing us in Chapter 11 reorganization under the U.S. Bankruptcy Code. No such order for relief with regard to the Involuntary Petition has been entered by the Bankruptcy Court, and the Company intends to vigorously oppose any such relief. However, if such relief is eventually ordered, such an event could raise substantial doubt about our ability to continue as a going concern and could affect our assets, business, operations, earnings, properties, condition (financial and otherwise), prospects, stockholders’ equity and results of operations.

As with any judicial proceeding, there are risks with an involuntary Chapter 11 proceeding, including uncertainty, cost and unavoidable delay. Further, should the Delaware Bankruptcy Court enter an order for relief in connection with the Involuntary Petition, there would be additional associated risks operating under an involuntary Chapter 11 reorganization. Throughout the course of an involuntary Chapter 11 proceeding, the effects of an involuntary Chapter 11 proceeding, including increased legal and other professional costs, on the Company’s liquidity (including the availability of operating capital during the pendency of an involuntary Chapter 11 proceeding), results of operations or business prospects; the effects of an involuntary Chapter 11 proceeding on the interests of various constituents and financial stakeholders; the length of time that the Company could operate under Chapter 11 protection and the continued availability of operating capital during the pendency of an involuntary Chapter 11 proceeding; objections to the Company’s restructuring process, or other pleadings filed that could protract an involuntary Chapter 11 proceeding; risks associated with third-party motions in an involuntary Chapter 11 proceeding; Bankruptcy Court rulings in an involuntary Chapter 11 proceeding and the outcome of an involuntary Chapter 11 proceeding in general; the Company’s ability to comply with the restrictions imposed by the terms and conditions of a plan of reorganization; employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties; the Company’s ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of an involuntary Chapter 11 proceeding; the impact and timing of any cost-savings measures and related local law requirements in various jurisdictions; finalization of the Company’s annual and quarterly financial statements (including finalization of the Company’s impairment tests), completion of standard annual and quarterly-close processes; risks relating to the delisting of the Company’s common stock from Nasdaq and future quotation of the Company’s common stock; the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, and the potential for additional material weaknesses in the Company’s internal controls over financial reporting or other potential weaknesses, all pose added risks and uncertainties.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with an involuntary Chapter 11 proceeding could adversely affect our relationships with our suppliers, customers and employees. In particular, critical vendors, suppliers, and/or customers may determine not to do business with us due to the involuntary Chapter 11 proceeding and we may not be successful in securing alternative sources of financing. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities that might otherwise exist outside of Chapter 11. Additionally, uncertainty with respect to intercompany transactions may negatively impact our captive insurance companies’ ability to meet insurance regulatory requirements. There may be objections from certain stakeholders, including objections from the holders of unsecured claims as well as other risks associated with any business reorganizing under Chapter 11 to our business activities or any plan of reorganization developed as part of the Chapter 11 reorganization. Because of the risks and uncertainties associated with an involuntary Chapter 11, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to successfully emerge from any such proceeding as a going concern.

A prolonged continuation of the Chapter 11 proceeding could impact the value of our assets and our business.

Furthermore, if an order for relief is entered (or ultimately consented to) and the Company is operating in Chapter 11, we could be required to incur substantial additional costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings.

Finally, we again note that notwithstanding the filing of the Involuntary Petition, we continue to operate in the ordinary course of business as authorized pursuant to 11 U.S.C. § 303(f), and no trustee, interim trustee or examiner has been appointed in connection with the pending Involuntary Petition. Pursuant to 11 U.S.C. § 303(g), at any time before the entry of an order for relief with respect to the Involuntary Petition, on request of the petitioning creditors or any other party in interest to the Delaware Bankruptcy Case, following notice to the debtor and a hearing, and if necessary to preserve the property of the debtor’s estate or to prevent loss to the debtor’s estate, the Delaware Bankruptcy Court may order the United States trustee to appoint an interim trustee to take possession of the property of the debtor’s estate and to operate the business of the debtor. The Company would have the right to oppose any such interim trustee request, and even if an interim trustee were to be appointed pending the determination on the Involuntary Petition, the debtor may regain possession of its assets or property by posting a sufficient bond as may be required by the Delaware Bankruptcy Court.

We are in the process of opposing the Involuntary Petition for Chapter 11 reorganization under the U.S. Bankruptcy Code, which may cause our common stock to decrease in value or may render our common stock worthless.

Since the Involuntary Petition under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court was filed against us, the price of our common stock has been volatile and the common stock price may continue to decrease in value and/or become worthless. Accordingly, any trading in our common stock during the pendency of the determination of the Involuntary Petition is highly speculative and poses substantial risks to purchasers of our common stock. On February 6, 2025, the Company received the Bid Price Notice from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days prior to the date of the Bid Price Notice, the closing bid price of Company’s Common Stock was less than the $1.00 per share minimum bid price required for continued listing on Nasdaq, as required by the “Bid Price Rule. In the event the Company does not regain compliance with the Bid Price Rule prior to the expiration of the Bid Price Compliance Period and is not granted an additional 180-day compliance period, it will receive written notification that its securities are subject to delisting. Delisting our common stock may adversely impact our liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease.

Should the Delaware Bankruptcy Court enter an order for relief placing us in Chapter 11, recoveries for holders of common stock, if any, may depend upon our ability to negotiate and confirm a Chapter 11 plan of reorganization or liquidation, the terms of such plan, the value of our assets, the recovery of our business from any adverse effects of these proceedings or other adverse industry conditions, if any, which may arise. Although we cannot predict how our common stock will ultimately be treated if the Involuntary Petition is not dismissed by the Delaware Bankruptcy Court, we expect that common stockholders may not receive any recovery through a Chapter 11 plan (if any) unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full. Our stockholders’ equity could decrease as we use cash on hand to support our operations in bankruptcy. Consequently, should the Involuntary Petition not be dismissed, there is a significant risk that the holders of our common stock would receive no recovery and that our common stock could be worthless.

As a result of the filing of an Involuntary Petition by petitioning creditors, we are subject to the risks and uncertainties associated with reorganization under an involuntary Chapter 11 and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

If we are unsuccessful in dismissing the Involuntary Petition filed against us, for the duration of the Chapter 11, our operations and our ability to execute our business strategy could be subject to the risks and uncertainties associated with bankruptcy. These risks include:

●	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 case from time to time;

●	our ability to comply with and operate under the requirements and constraints of the Bankruptcy Code and under any cash management, cash collateral, adequate protection, or other orders entered by the Delaware Bankruptcy Court from time to time;

●	our ability to engage in intercompany transactions and to fund operations from cash on hand or from financings and, in the event of such financings, our ability to comply with the terms of such financings;

●	our ability to locate, obtain and close bankruptcy DIP financing;

●	our ability to negotiate and consummate a Chapter 11 plan;

●	our ability to develop, fund, and execute our business plan; and

●	our ability to continue as a going concern.

We may not be able to raise additional capital to meet our liquidity needs, which could have a material adverse impact on the Company.

Outside of revenue generated by our ongoing operations, the Company’s primary sources of capital to fund ongoing operations and other capital needs includes corporate financing as well as the sale of equity through such mechanisms as the “at the market offering” under this prospectus supplement. The ability to engage in these activities may be limited, if available at all, in light of the Involuntary Petition and related court process in connection therewith.

In the event that cash on hand, cash flow from operations are not sufficient to meet these liquidity needs, the Company may be required to seek additional financing or sale of equity or debt financing, and can provide no assurance that additional financing or equity sales or debt financing may be available or, if available, offered on acceptable terms.

Defense of and responding to the pending Involuntary Petition has consumed and may continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the determination as to whether the Involuntary Petition satisfies the requirements of the Bankruptcy Code for entry of an order for relief continues, our management may be required to spend a significant amount of time and effort focusing on this Involuntary Bankruptcy Case. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if our opposition to the entry of any order for relief with regard to the Involuntary Petition is protracted. During these proceedings (and any related Chapter 11 or Chapter 7 bankruptcy proceeding), our employees may face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

If an order for relief is entered with regard to the Involuntary Petition and we are forced to operate in Chapter 11 and are unable to negotiate and confirm a Chapter 11 plan of reorganization, we could be required to liquidate under Chapter 7 (“Chapter 7”) of the Bankruptcy Code in which case our common stock could be worthless.

We are not yet ordered into Chapter 11 by the Bankruptcy Court in response to the Involuntary Petition, but if an order for relief is entered and we are so ordered, we may need or attempt to develop a plan of reorganization. If we are unable to negotiate a plan of reorganization that results in our remaining a going concern, upon a showing of cause, the Bankruptcy Court may dismiss or convert the Chapter 11 proceedings to proceedings under Chapter 7 of the Bankruptcy Code. In the event of conversion of the proceedings to Chapter 7, a Chapter 7 trustee could be appointed or elected to liquidate our assets for distribution to creditors in accordance with the priorities established by the Bankruptcy Code. Holders of our common stock would most likely lose their entire investment in a Chapter 7 bankruptcy, as most Chapter 7 bankruptcy proceedings render shares of a debtor’s common stock worthless.

If we are unsuccessful in dismissing the Involuntary Petition filed against us and we are ordered into an involuntary Chapter 11, we may be subject to claims that may not be discharged in the involuntary Chapter 11, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) may be subject to compromise and/or treatment under the plan of reorganization and (ii) may be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against us and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Operating in bankruptcy for a long period of time may harm our business.

If we are unsuccessful in dismissing the Involuntary Petition filed against us and are ordered into an involuntary Chapter 11, we may be subject to a long period of operations in the Chapter 11 which may have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as the Chapter 11 continues, senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, the longer the Chapter 11 continues, the more likely it is that customers and suppliers may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

So long as the Chapter 11 case continues, we may be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation may result in settlements or damages that may significantly affect our financial results. It is also possible that certain parties may commence litigation with respect to the treatment of their claims under a plan. It is not possible to predict the potential litigation that we may become a party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, may be material.

Should the Chapter 11, assuming an order for relief is entered, be protracted, we may also need to seek new financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, the chances of confirming a Chapter 11 plan may be seriously jeopardized and the likelihood that we may instead be required to liquidate our assets could increase.

The price of our common stock has and may continue to fluctuate significantly, which could negatively affect us and holders of our common stock.

The market price of our common stock has and may continue to fluctuate significantly as a result of many factors, including the pending Involuntary Petition. Our results may also fluctuate due to factors such as the following:

●	investors’ perceptions of our equity value in light of the pending, unresolved Involuntary Petition;

●	investors’ perceptions of us and/or the industry’s risk and return characteristics relative to other investment alternatives;

●	investors’ perceptions of the prospects of the market in which we operate;

●	differences between actual financial and operating results and those expected by investors and analysts;

●	changes in analyst reports, recommendations or earnings estimates regarding us, other comparable companies or the industry generally, and our ability to meet those estimates;

●	actual or anticipated fluctuations in quarterly financial and operating results;

●	volatility in the equity securities market;

●	sales, or anticipated sales, of large blocks of our common stock; and

●	other factors described under “Cautionary Note Regarding Forward-Looking Statements” in this prospectus supplement.

The Delaware Bankruptcy Court could enter an order imposing trading restrictions with respect to our common stock.

If the Delaware Bankruptcy Court enters an order for relief with regard to the Involuntary Petition, the debtor may seek entry of an order that, among other things, imposes trading restrictions on some or all of our holders of our common stock. Restrictions such as these are often entered in order to preserve the value of certain assets, including things like tax attributes, including net operating losses and carryforwards.

The filing of the Involuntary Petition may adversely impact our U.S. subsidiary businesses and affiliates, which may themselves become subject to Chapter 11 or other insolvency proceedings.

We have significant subsidiary businesses and affiliates. The filing of the Involuntary Petition and the possibility that, despite our anticipated objections to the entry of any order for relief, such petition leads to us being placed into Chapter 11, may result in negative consequences to our subsidiaries’ and affiliates’ business operations and possibly force them into the Chapter 11 proceedings or other insolvency proceedings.

An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operations.

As a result of the stigma to our reputation and material effect on our business operations and vendor and customer relations, our goodwill and indefinite-lived intangible assets may become impaired leading to a loss of value to our stock price as well as a significant decline in revenues and cash flow.

The filing of the Involuntary Petition potentially places us in material breach of certain contracts and debt obligations of the Company.

The filing of the Involuntary Petition may constitute defaults, termination events and/or amortization events with respect to certain of the Company’s existing leases, contracts, and debt obligations.

The Company may need to seek waivers or other remedies under law related to the filing of the Involuntary Petition under its leases and contracts which may automatically deem such petition filed against the Company a default upon the filing of such bankruptcy petition, but it may not be successful in doing so. Such an inability to obtain waivers could cause such leases and contracts to terminate, imposing material and adverse effect on our operations, financial condition, business, and reputation.

The filing of the Involuntary Petition seeking relief under Chapter 11 of the U. S. Bankruptcy code could adversely affect our business and relationships.

It is possible that the filing of the Involuntary Petition or ultimately being placed in Chapter 11 could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees and other third parties. Due to uncertainties, many risks exist, including the following:

●	key suppliers could terminate their relationship or require financial assurances or enhanced performance;

●	the ability to renew existing contracts and compete for new business may be adversely affected;

●	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

●	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

●	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our results of operations, financial condition, business and reputation. We cannot assure you that being the subject of an Involuntary Petition for relief may not adversely affect our future operations, financial condition, and business.

The filing of the Involuntary Petition for relief under Chapter 11 of the U. S. Bankruptcy code could materially and adversely affect our public stockholders.

Holders of our secured debt would have priority over unsecured creditors, and unsecured creditors would have priority over holders of our common stock, in the event of any bankruptcy, liquidation or any similar proceeding under the Bankruptcy Code.

If the Involuntary Petition filed against us is not dismissed, the claims of creditors in such a bankruptcy proceeding may have priority over the claims of our stockholders and the per-share amount that may otherwise be received by our stockholders in connection with bankruptcy, liquidation or any similar proceeding may be reduced or eliminated. For the avoidance of doubt, there is a risk that the holders of our common stock will receive no recovery under any Chapter 11 cases, and that our common stock will be worthless.

Risk Factors Involving Winding Up Proceedings Under Australian Law

One of our Australian creditors has obtained an order to wind up the Company under Australian law before the Federal Court in New South Wales, Australia, which raises substantial doubt about our ability to continue as a going concern.

On or about October 3, 2024, certain of our Australian creditors filed an application for winding up order against us in the matter entitled “In re Mawson Infrastructure Group, Inc.” Action No. NSD1395/2024, in the Federal Court of new South Wales in Sydney, Australia, seeking a determination of insolvency and order of liquidation against us under Australian law before the Federal Court in New South Wales, Australia. The applicants who filed this Australian application are the same parties who filed the above referenced involuntary Chapter 11 proceedings against the Company for the same remedy and for the same alleged debts. We have responded to the application, opposing any such determination. We have not been ordered to wind up by the Australian Court as there must be a trial before such a determination, but regardless of our efforts, on February 11, 2025, the Australian Court issued an order to wind up the Company under Australian law because the Company no longer is carrying on business in Australia, which is grounds under Australian law for winding it up. The Australian Court allowed the petitioning creditors to appoint an Australian liquidator. This order raises substantial concern about our ability to continue as a going concern, including uncertainty, cost, and unavoidable delay, if such an order were enforceable in the United States.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with Australian winding up application proceedings could adversely affect our relationships with our suppliers, customers and employees. In particular, critical vendors, suppliers, and/or customers may determine not to do business with us due to Australian winding up application proceedings and we may not be successful in securing alternative sources. Because of the risks and uncertainties associated with this Australian winding up application, we cannot predict or quantify the ultimate impact that events occurring during the Australian winding up application process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

A prolonged continuation of the Australian winding up application proceedings could impact the value of our assets and our business. Furthermore, so long as the Australian winding up application proceedings continue, we could be required to incur substantial costs for professional fees and other expenses associated with the administration of the Australian winding up application proceedings.

However, the order of winding up in Australia does not pose immediate risk to the Company as the Company has no assets in Australia, nor does it have employees, revenue, or even ongoing business in Australia. Further, the Australian order is contrary to and in violation of the automatic stay protecting the Company as it continues to oppose the Chapter 11 involuntary petition filed by the same Australian creditors. Thus, to make any Australian order of winding up enforceable against the assets of the Company, the Australian liquidator must file appropriate legal proceedings in the U.S. to have such a determination recognized and enforced. The liquidator has joined the Petitioning Creditors in the involuntary Chapter 11 proceedings filed in Delaware. The effect of such recognition is unclear as the U.S. courts do not have to accept the determination of insolvency of the Company by a foreign court. Any proceeding brought in the US affords the Company the opportunity to raise affirmative defenses against such a foreign determination under US law which were not available to the Company in the Australian Court system. These defenses include a more robust procedural and evidentiary system, including US discovery and due process which was not available to the Company in Australia to develop its defenses. Further, the Company has raised affirmative defenses to the insolvency claims of the petitioner including rights of offset, counterclaims for damages, lack of due process, fraud, bad faith, and proof that the Company, as a US company, is not insolvent under applicable U.S. law.

We are opposing the Australian winding up order in the involuntary Chapter 11 petition proceedings filed in Delaware; however, if we are unsuccessful in defending the Company in the involuntary Chapter 11 petition proceedings, and are ordered to file a plan of reorganization, our common stock could be materially devalued or even made worthless.

The Australian appointed liquidators have joined as Petitioning Creditors the involuntary Chapter 11 petition filed in Delaware under U.S. law against the Company. The risk factors associated with a Chapter 11 are as set forth above. Holders of our common stock could lose their entire investment if a plan of reorganization would not be successfully adopted and/or the matter be converted to a Chapter 7 bankruptcy.

If the Australian winding up order filed against us was made enforceable in the U.S. against the Company and its assets, our operations and our ability to execute our business strategy could be subject to the risks and uncertainties as would be associated with proceedings of a U.S. Chapter 11 or 7 bankruptcy. In such event, the imposition of a Chapter 11 proceeding would entail the same risks as set forth above. If forced into a Chapter 7, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code, or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern as with a Chapter 11.

Defending against the Australian winding up proceedings has consumed and may continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

With the determination of the Australian winding up order made, and its pursuit by the Australian Creditors continues, our management may be required to spend a significant amount of time and effort focusing on the case. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Australian winding up application proceeding is protracted. During these proceedings, our employees may face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Additional risk factors associated with these proceedings are similar to those outlined above regarding the Involuntary Petition.

Additional risk factors associated with these proceedings are similar to those outlined above regarding the Involuntary Petition, including but not limited to:

●	The Australian winding up order in the Australian Court system may cause our common stock to decrease in value or may render our common stock worthless.

●	Operating during the pendency of the Australian winding up process for a long period of time may harm our business.

●	The Australian creditors’ attempts to execute the Australian winding up order may adversely impact our U.S. subsidiary businesses and affiliates, which may themselves become subject to Australian winding up application or other insolvency proceedings.

●	An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operations.

●	The Australian winding up order potentially places us in material breach of certain contracts and debt obligations of the Company.

●	Execution of the Australian winding up order in the U. S. could adversely affect our business and relationships.

●	Execution of the Australian winding up order in the U. S. could materially and adversely affect our public stockholders.

Other Risks

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect our businesses.

We continually review our operations with a view toward reducing our cost structure, including, but not limited to, reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. Despite these efforts, we have needed and may continue to need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. Additionally, any of these events could result in disruptions or adversely impact our relationships with our workforce, suppliers and customers. In any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets and our business may be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20.00 million to Luna Squares through the Celsius Promissory Note, which had a maturity date of August 23, 2023, and a total outstanding balance as of March 31, 2025 of $9.9 million. Luna Squares has not repaid the loan as required on the maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred to benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares the default interest is payable. On November 23, 2023, Celsius filed an adversary proceeding against Mawson, its subsidiaries Luna Squares and Cosmos, asserting various claims related to the alleged breach of the Celsius Colocation Agreement. The Company is pursuing counter claims against Celsius.

The Marshall Loan matured in February 2024 and the total outstanding balance is $10.4 million as of March 31, 2025. MIG No. 1, an Australian entity, has not made a payment on principal and interest since May 2023, despite such payments falling due, and is therefore in default under the Marshall Loan. MIG No. 1 is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, Mig No.1 was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date.

On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to the Marshall Loan. The direct assets that secure this loan include 5,372 miners and 8 MDCs. These assets are held by the MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. It is therefore expected that this loan balance will be offset in the future by the amount received from the sale of these miners and MDCs. On June 25, 2024, Marshall inspected and inventoried the miners and MDCs located at the Company’s Midland facilities. The Company is currently not utilizing these miners or MDCs for its operations and has asked Marshall to take these assets out of the Company’s storage. Marshall has not responded to the Company’s request for these miners and MDCs to be removed from the Company’s storage. The Company also reserves and retains all rights against Marshall.

The Company is the guarantor of the W Capital Loan. As of March 31, 2025, AUD $2.2 million (USD $1.3 million) has been drawn down from this facility. The W Capital Loan expired in March 2023 and the Company did not extend the maturity date and has not repaid the loan amount. The Company is therefore in default. This W Capital Loan was originally with Mawson PL, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note (the “Convertible Note”) with W Capital Advisors Pty Ltd with an outstanding balance of $0.1 million as of March 31, 2025. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the Convertible Note.

For more information on the above matters, refer to Note 9 - Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 9 relating to such legal matters is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Regulation S-K.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)
3.9	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)
3.10	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
10.1*	Offer Letter, dated December 9, 2024, by and between the Company and William Regan+
10.2	Master Colocation Agreement, dated as of March 21, 2025, by and between Mawson Hosting LLC and Cantaloupe Digital LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2025)†
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Loss for the three ended March 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

+	Management compensatory plan.

†	Certain portions of this exhibit have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv) because such information is both not material and would likely cause competitive harm to the Company if publicly disclosed. In addition, certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: May 15, 2025	By:	/s/ Rahul Mewawalla
Rahul Mewawalla Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ William Regan
William Regan Chief Financial Officer
(Principal Financial and Accounting Officer)