Form 10-Q
period 2025-06-30
Mawson Infrastructure Group Inc.
filed 2025-08-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, the issuer had a total of 20,846,102 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,239,632	$6,089,837
Prepaid expenses	3,829,437	4,748,749
Trade and other receivables, net	11,922,238	15,167,729
Total current assets	18,991,307	26,006,315
Property, plant and equipment, net	25,132,016	28,071,415
Derivative asset	4,807,505	2,884,984
Security deposits	479,323	494,403
Operating lease right-of-use asset, net	3,329,613	3,983,378

Total assets	$52,739,764	$61,440,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Trade and other payables	$34,476,831	$39,398,160
Current portion of operating lease liability	1,281,944	1,270,989
Current portion of finance lease liability	388,447	358,515
Current portion of long-term loans	23,109,001	20,919,754
Total current liabilities	59,256,223	61,947,418

Operating lease liability, net of current portion	1,818,730	2,523,957
Finance lease liability, net of current portion	4,713	207,957
Total liabilities	61,079,666	64,679,332

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 20,832,116 and 18,792,360 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	20,832	18,792
Additional paid-in capital	228,418,637	225,341,912
Accumulated other comprehensive income	351,091	198,625
Accumulated deficit	(237,130,462)	(228,798,166)
Total stockholders’ deficit	(8,339,902)	(3,238,837)
Total liabilities and stockholders’ deficit	$52,739,764	$61,440,495

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three-months ended June 30,		For the six-months ended June 30,
	2025	2024	2025	2024
Revenues:
Digital colocation revenue	$3,660,298	$8,131,439	$14,089,171	$16,365,480
Energy management revenue	5,130,712	1,732,596	8,195,587	4,205,101
Digital assets mining revenue	742,173	3,248,084	1,062,798	10,762,847
Equipment sales	-	-	-	550,000
Total revenues	9,533,183	13,112,119	23,347,556	31,883,428
Less: Cost of revenues (excluding depreciation)	5,599,553	8,794,642	13,489,996	20,580,810
Gross Profit	3,933,630	4,317,477	9,857,560	11,302,618
Selling, general and administrative	5,925,308	3,642,157	11,703,716	7,105,757
Stock based compensation	978,261	1,053,248	3,078,765	5,954,731
Depreciation and amortization	1,466,119	4,604,334	2,994,032	12,595,980
Change in fair value of derivative asset	2,137,052	1,775,103	(1,922,521)	88,950
Total operating expenses	10,506,740	11,074,842	15,853,992	25,745,418
Loss from operations	(6,573,110)	(6,757,365)	(5,996,432)	(14,442,800)
Non-operating income/ (expense):
Loss on foreign currency transactions	(689,952)	(285,530)	(777,290)	(124,588)
Interest expense	(827,336)	(752,945)	(1,612,201)	(1,486,703)
Other income	60,646	24,523	164,758	189,784
Other expenses	(9,614)	(9,913)	(18,955)	(19,687)
Loss on deconsolidation	-	(84,744)	-	(12,010,652)
Total non-operating expense, net	(1,466,256)	(1,108,609)	(2,243,688)	(13,451,846)
Loss before income taxes	(8,039,366)	(7,865,974)	(8,240,120)	(27,894,646)
Income tax benefit (expense)	17,933	(1,752,719)	(92,176)	(1,693,332)
Net Loss	(8,021,433)	(9,618,693)	(8,332,296)	(29,587,978)
Less: Net loss attributable to non-controlling interests	-	-	-	(205,086)
Net Loss attributed to Mawson common stockholders	$(8,021,433)	$(9,618,693)	$(8,332,296)	$(29,382,892)
Net Loss per share, basic and diluted	$(0.40)	$(0.55)	$(0.43)	$(1.73)
Weighted average number of shares outstanding	20,232,508	17,412,862	19,516,412	17,028,786

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three-months ended June 30,		For the six-months ended June 30,
	2025	2024	2025	2024
Net Loss	$(8,021,433)	$(9,618,693)	$(8,332,296)	$(29,587,978)
Foreign currency translation adjustment	147,296	(44,443)	152,466	(526,586)
Comprehensive loss	(7,874,137)	(9,663,136)	(8,179,830)	(30,114,564)
Less: Comprehensive loss attributable to non-controlling interests	-	-	-	(205,086)
Comprehensive loss attributable to common stockholders	$(7,874,137)	$(9,663,136)	$(8,179,830)	$(29,909,478)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three-Months Ended June 30, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of March 31, 2025	18,792,360	$18,792	$227,442,416	$203,795	$(229,109,029)	$(1,444,026)
Exercising of RSU’s and stock options	2,039,756	2,040	(2,040)	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	978,261	-	-	978,261
Net loss	-	-	-	-	(8,021,433)	(8,021,433)
Other comprehensive income	-	-	-	147,296	-	147,296
Balance as of June 30, 2025	20,832,116	$20,832	$228,418,637	$351,091	$(237,130,462)	$(8,339,902)

For the Three-Months Ended June 30, 2024

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of March 31, 2024	16,644,711	$16,645	$215,249,725	$178,386	$(202,430,664)	$13,014,092
Stock based compensation expense for RSU’s and stock options	873,772	873	1,052,375	-	-	1,053,248
Net loss	-	-	-	-	(9,618,693)	(9,618,693)
Other comprehensive loss	-	-	-	(44,443)	-	(44,443)
Balance as of June 30, 2024	17,518,483	$17,518	$216,302,100	$133,943	$(212,049,357)	$4,404,204

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six-Months Ended June 30, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2024	18,792,360	$18,792	$225,341,912	$198,625	$(228,798,166)	$(3,238,837)
Exercising of RSU’s and stock options	2,039,756	2,040	(2,040)	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	3,078,765	-	-	3,078,765
Net loss	-	-	-	-	(8,332,296)	(8,332,296)
Other comprehensive income	-	-	-	152,466	-	152,466
Balance as of June 30, 2025	20,832,116	$20,832	$228,418,637	$351,091	$(237,130,462)	$(8,339,902)

For the Six-Months Ended June 30, 2024

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity
Balance as of December 31, 2023	16,644,711	$16,645	$211,279,176	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630
Stock based compensation expense for RSU’s and stock options	873,772	873	5,022,924	-	-	5,023,797	-	5,023,797
Deconsolidation of MIG No.1 Pty Ltd	-	-	-	-	-	-	(889,659)	(889,659)
Net loss	-	-	-	-	(29,382,892)	(29,382,892)	(205,086)	(29,587,978)
Other comprehensive loss	-	-	-	(474,745)	-	(474,745)	(51,841)	(526,586)
Balance as of June 30, 2024	17,518,483	$17,518	$216,302,100	$133,943	$(212,049,357)	$4,404,204	$-	$4,404,204

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,332,296)	$(29,587,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,994,032	12,595,980
Amortization of operating lease right-of-use asset	627,398	629,341
Foreign exchange (gain) loss	743,835	482,549
Stock based compensation	3,078,764	5,023,797
Non-cash interest expense	1,597,880	1,066,645
Unrealized (gain) loss on derivative asset	(1,922,521)	88,950
Loss on deconsolidation	-	12,010,652
Loss on lease termination	26,367	14,522
Loss on sale of property, plant and equipment	-	18,262
Provision for doubtful accounts	977,755	-
Changes in operating assets and liabilities:
Trade and other receivables	2,267,736	912,866
Operating lease liabilities	(660,996)	101,649
Other current assets	934,392	(1,846,002)
Trade and other payables	(4,921,330)	2,833,330
Net cash (used in) provided by operating activities	(2,588,984)	4,344,563
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(54,633)	(1,895,834)
Proceeds from sales of property, plant and equipment	-	480,553
Net cash used in investing activities	(54,633)	(1,415,281)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of finance lease liabilities	(206,588)	(123,478)
Payments of loans	-	(500,000)
Net cash used in financing activities	(206,588)	(623,478)
Net (decrease) increase in cash and cash equivalents	(2,850,205)	2,305,804
Cash and cash equivalents at beginning of period	6,089,837	4,476,339
Cash and cash equivalents at end of period	$3,239,632	$6,782,143
Supplemental disclosure of cash flow information
Cash paid for interest	$14,321	$420,058
Cash received for income taxes	$(25,905)	$-

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

Nature of Operations (Cont.)

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

For the six months ended June 30, 2025, the Company incurred a net loss of ($8.3 million), and as of June 30, 2025, had negative working capital of ($40.3 million), had total negative net assets of ($8.3 million) and had an accumulated deficit of ($237.1 million). The Company’s cash position as of June 30, 2025, was $3.2 million.

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

On December 13, 2024, the Company entered into a Sales Agreement with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (collectively with the Lead Agent, the “Agents” and individually an “Agent”), to sell shares of our common stock, $0.001 par value per share (“Common Stock”) having an aggregate sales price of up to $12 million, from time to time, through an “at-the-market” program (the “ATM Program”) under which the Agents will act as sales agent. The ATM Program is currently unavailable because the Company does not have an effective registration statement on Form S-3 on file with the SEC. The Company intends to file a registration statement on Form S-3 with the SEC and re-commence the ATM Program in 2025.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represent the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest. As of June 30, 2025, the Company no longer holds non-controlling interests.

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

Digital colocation revenue

The Company offers other businesses and customers the opportunity to colocate their specialized computers used in mining digital assets and other equipment within our facilities. The Company generates revenue from these customers for their use of our digital colocation services and facilities. This offering is known as “colocation” and can be customized and tailored for each customer’s situation and strategy as well as the Company’s strategy. For example, customers may agree to be charged upfront digital infrastructure fees, minimum fees, and maintenance fees. The Company, on the other hand, charges colocation fees for the use of its facilities, and other related fees. In addition, digital colocation customers typically pay for energy used in connection with the customer colocation services agreement on a pass-through basis, which may be on a fixed or variable basis calculated on the portion of energy used by the customer on the site. The Company satisfies the performance obligation when the customer has the ability to direct the use and obtain substantially all of the remaining benefits of the good or service. Revenue is recognized over time as customers simultaneously receive and consume the benefits because another party would not need to substantially reperform the work completed by the Company in order to fulfill the remaining performance obligation to the customer. Revenue is recognized upon confirmation of the Company’s power usage by the electricity provider and billed at the rates outlined in each customer contract on a monthly basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenue recognition (Cont.)

The customer contracts contain variable consideration to be allocated to and recognized in the period to which the consideration relates. Usually this is when it is invoiced, rather than obtaining an estimation of variable consideration at the beginning of the customer contracts.

Energy management revenue

The Company has developed several energy management program capabilities and has an energy management business to generate revenue when the Company adapts its power usage to the real-time needs of the power grid. Energy management revenue consists of revenue for curtailing power and through a power pricing arrangement.

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

PP&E are depreciated on a straight-line or declining balance basis based on the asset classification, over their useful lives to the economic entity, commencing from the time the assets arrive at their destination where they are ready for use. Low-cost assets are capitalized and immediately depreciated. Depreciation is calculated over the following estimated useful lives:

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

The residual values, useful lives, and methods of depreciation of PP&E are reviewed at each financial year end and adjusted prospectively, if appropriate.

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

	Fair value measured as of June 30, 2025
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$4,807,505	$-	$-	$4,807,505

	Fair value measured as of December 31, 2024
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$2,884,984	$-	$-	$2,884,984

Level 3 Assets:

In June 2022, the Company entered into a power supply agreement (“PSA”) with Energy Harbor LLC (“Energy”), the energy supplier to the Company’s Midland, Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through December 2026. There were five amendments to the PSA entered into in November 2023, December 2023, January 2024, April 2024 and May 2024. All the amendments were to purchase additional electricity at a fixed price for the months of December 2023, January 2024, February 2024, April 2024, May 2024 and June 2024. If the Midland, Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Energy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair value of financial instruments: (Cont.)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Topic 3580-60): Accounting for and Disclosure of Crypto Assets. Under the new guidance, an entity would be required to subsequently measure certain crypto assets at fair value, with changes in fair value included in net income in each reporting period. The proposed set of rules would also require presentation of crypto assets and related fair value changes separately in the balance sheet and income statement and require various disclosures in interim and annual periods. The Company’s adoption of ASU 2023-08 did not have a material impact on its consolidated financial statements since the Company’s policy is to dispose of bitcoin received from mining operations at the earliest opportunity, therefore the holding period is minimal, usually no more than a few days. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025.

NOTE 3 – AUSTRALIAN SUBSIDIARIES DECONSOLIDATION

The Company currently operates facilities in the United States of America and does not have operating sites in Australia.

MIG No.1

Liquidation and Deconsolidation of an Australian entity MIG No. 1

On March 19, 2024, the Company’s subsidiary MIG No.1, an Australian entity, was placed into an Australian court appointed liquidation due to it being deemed insolvent in Australia. The liquidation of an insolvent company in Australia allows an independent registered Australian liquidator (the liquidator) to take control of the Australian entity so its affairs can be wound up in an orderly and fair way and to benefit creditors. In the instance of MIG No.1, it is an Australian court liquidation, where a liquidator is appointed by the Australian court to wind up a company following an application (by a creditor of MIG No.1). As a result of this court appointed liquidation, the Company ceded authority for managing this Australian entity to the Australian liquidator, and the Company could not carry on MIG No.1’s activities in the ordinary course of business. For these reasons, it was concluded that the Company had ceded control of MIG No.1, and no longer had significant influence over this Australian entity since the liquidator was in control of this Australian entity. Therefore, MIG No.1 loss of control was effective when it was placed into Australian court appointed liquidation on March 19, 2024, and was deconsolidated at this date, in accordance with ASC 810-10-15. In order to deconsolidate this Australian entity, MIG No.1, the carrying values of the assets, liabilities and equity components previously recognized in accumulated other comprehensive income of MIG No.1 were removed from the Company’s consolidated balance sheet as of March 19, 2024, in accordance with ASC 810, Consolidation. The net impact of removing the assets and liabilities resulted in a loss on deconsolidation of $11.9 million being recorded in the consolidated statement of operations.

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

Australian entity MIG No.1 Secured Loan Facility Agreement

MIG No. 1 is party to a Secured Loan Facility Agreement (the “Marshall Loan”) with Marshall. Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (collectively, “Marshall”). The Marshall Loan matured in February 2024 and the total outstanding balance is $11.3 million as of June 30, 2025. The Company is included as a guarantor of this loan. See Note 8 – Loans for additional information.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of June 30, 2025 and 2024, are as follows:

	As of June 30,
	2025	2024

Warrants to purchase Common Stock	4,480,839	4,904,016
Options to purchase Common Stock	3,500,000	1,750,417
RSUs issued under a management equity plan	12,161,628	7,337,651
	20,142,467	13,992,084

NOTE 5 – LEASES

The Company’s operating leases are for digital asset mining sites and its finance leases are primarily for related plant and equipment.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	For the three-months ended June 30,		For the six-months ended June 30,
	2025	2024	2025	2024
Operating lease charges (1)	$418,457	$393,314	$863,892	$791,208
Finance lease charges:
Amortization of right-of-use assets	$102,797	$39,695	$205,594	$47,838
Interest on lease obligations	$15,201	$10,191	$33,275	$11,698

(1)	Included in selling, general, and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of June 30, 2025:

	Operating leases	Finance leases

2025	$774,161	$206,588
2026	1,586,044	216,266
2027	1,270,570	-
Total undiscounted lease obligations	3,630,775	422,854
Less: imputed interest	(530,101)	(29,694)
Total present value of lease liabilities	3,100,674	393,160
Less: current portion of lease liabilities	1,281,944	388,447
Non-current lease liabilities	$1,818,730	$4,713

Other lease information as of and for the period ended June 30, 2025:

	Operating leases	Finance leases

Operating cash out flows from leases	$904,399	$206,589
Weighted-average remaining lease term (years)	2.18	0.85
Weighted-average discount rate (%)	13.80%	13.50%

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	June 30, 2025	December 31, 2024

Plant and equipment	$10,404,241	$10,404,241
Computer equipment	176,151	176,151
Processing machines (Miners)	77,447,520	77,447,520
Modular data center	22,103,986	22,103,986
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,344,544
Low-cost assets	1,123,893	1,069,260
Leasehold improvements	487,527	487,527
Total	121,287,108	121,232,475
Less: Accumulated depreciation	(96,155,092)	(93,161,060)
Property, plant and equipment, net	$25,132,016	$28,071,415

The Company incurred depreciation and amortization expense in the amounts of $1.5 million and $4.6 million for the three-month period ended June 30, 2025 and 2024, respectively. The Company incurred depreciation and amortization expense in the amounts of $3.0 million and $12.6 million for the six-months ended June 30, 2025 and 2024, respectively There were no impairment charges during the six-month period ended June 30, 2025 and 2024.

NOTE 7 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of June 30, 2025.

The Company recorded income tax benefit (expense) of approximately 0.2% and (22.3)% of loss before income taxes for the three-month periods ended June 30, 2025 and 2024, respectively.

	For the three months ended June 30,
	2025	2024
Effective income tax rate	0.22%	(22.28)%

The Company recorded income tax benefit (expense) of approximately (1.1)% and (6.1)% of loss before income taxes for the six-month periods ended June 30, 2025 and 2024, respectively.

	For the six months ended June 30,
	2025	2024
Effective income tax rate	(1.12)%	(6.12)%

As of June 30, 2025, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 8 – LOANS

Marshall Loan

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No. 1 and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $11.3 million as of June 30, 2025, all of which is classified as a current liability. There have been no principal or interest payments made since May 2023. See Note 9 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

W Capital Loan

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of June 30, 2025, AUD $2.3 million (USD $1.5 million) has been drawn down from this facility, all of which is classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023. See Note 9 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

Celsius Promissory Note

On February 23, 2022, Luna Squares entered into a Digital Colocation Agreement (the “Digital Colocation Agreement”) with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued a Secured Promissory Note (the “Celsius Promissory Note”) for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance, including interest, is $10.2 million as of June 30, 2025, all of which is currently classified as a current liability. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement.

Convertible Notes

On July 8, 2022, the Company issued secured convertible promissory notes (the “Secured Convertible Promissory Notes”) to investors in exchange for cash. The outstanding balance relates to the interest on the Secured Convertible Promissory Notes which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.1 million as of June 30, 2025, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc., alleging a claim to seek USD $0.2 million as unpaid interest under a Secured Convertible Promissory Note after the Company paid in full the principal of $0.5 million, and AUD $0.3 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company under a Variation Deed to Loan Deed dated September 29, 2022, executed by its Australian entity, Mawson PL. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, on May 31, 2024, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.2 million as unpaid interest plus interest and costs for sums due.

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

The Company is subject to the various legal proceedings and claims discussed below (and in Note 1) that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters are resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

Concurrently with the above Australian litigation, on December 4, 2024, Marshall, W Capital, and Rayra Pty Ltd, as Trustee for the Mountainview Trust (“Rayra” and together with Marshall and W Capital, collectively, the “Original Petitioners”), all Australian entities, concurrently filed an involuntary petition (the “Involuntary Petition”) in the matter entitled In Re Mawson Infrastructure Group, Alleged Debtor, Case No. 1:24-bk-12726, under chapter 11 (“Chapter 11”) of title 11, 11 U.S.C. § 101 through 1330 (the “Bankruptcy Code”), seeking a determination of the court to force the Company into a Chapter 11 proceeding. The Original Petitioners claimed in the Involuntary Petition that they have debts aggregating AUD$13.7 million (approximately USD$8.9 million). Subsequently, Liam Healy and Quentin Olde, in their capacity as Receivers and Managers of MIG No. 1 Pty Ltd (in Liq.), and John McInerney and Philip Campbell-Wilson of Grant Thornton Australia Limited, in their capacity as Joint and Several Liquidators (the “Joining Creditors”) of Mawson Services Pty Ltd. (In Liq.), have joined the Involuntary Petition as additional petitioning creditors (together with the Original Petitioners, collectively, the “Petitioning Creditors”). The Company is disputing these claims and the validity of the Involuntary Petition and the Petitioning Creditors debt claims, and expects to seek other remedies against the Petitioning Creditors for bad faith, pursue sanctions, and other damages as may be allowed by applicable law.

On January 10, 2025, the Company filed an answer to the Involuntary Petition, and on May 5, 2025 the Company filed with the Delaware Bankruptcy Court a motion for bond and sanctions against the Petitioning Creditors for violating the automatic stay in the involuntary proceedings. On Monday, August 11, 2025, the Honorable Mary F. Walrath, Bankruptcy Judge for the United States Bankruptcy Court for the District of Delaware heard the Company’s motion and granted relief in favor of the Company imposing sanctions on the Petitioning Creditors requiring them to pay the Company’s attorney fees and post a bond before the Petitioning Creditors would be allowed to continue the involuntary proceedings. A formal order is forthcoming to effect same.

No other order for relief has been entered by the Delaware Bankruptcy Court to date, and the Company continues to operate in the ordinary course of business as authorized under 11 U.S.C. § 303(f). Nonetheless, under applicable federal law, all collection efforts by the Company’s creditors, including all of the Petitioning Creditors, continue to be stayed pending final resolution of the Involuntary Petition.  To date, no dispositive hearing has been set by the Court until all court ordered discovery has been completed.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Cont.)

The matter continues in discovery phase. The parties have filed pretrial motions seeking various remedies including dismissal prior to trial, sanctions and attorney fees, which are pending. A motion to compel discovery was filed by Mawson and was heard on May 9, 2025. On May 9, 2025, the Court granted Mawson’s motions for discovery from the Petitioning Creditors and paved pathway for discovery of Manning—including from Australia if needed. The Court further directed the parties to mediate and agreed to reach out to the Honorable Scott C. Clarkson, Bankruptcy Judge, United States Bankruptcy Court for the Central District of California to act as the formal judicial settlement officer. Celsius made an appearance on its motions for sanctions and requested to be part of the mediation as well, which the Court allowed. The Court denied Celsius’ previously filed motion for sanctions. The trial date has been continued indefinitely to allow for the completion of discovery and the opportunity for the parties to mediate. On Monday, August 11, 2025, Judge Walrath renewed the appointment of Judge Clarkson as the judicial settlement officer for an additional month.

As previously noted, the Company believes that the Petitioning Creditors are using these proceedings in Australia and the United States as a bad faith attempt to gain leverage in ongoing legal disputes between the parties.

The Company believes that the Petitioning Creditors are using the Involuntary Petition and the Australian insolvency proceedings against the Company in an improper attempt to gain leverage in ongoing legal disputes between the parties. The Company believes that the filing of the Involuntary Petition is an extension of the ongoing disputes, including with Manning, and a continuation of the pattern of bad faith actions, by Manning and the Petitioning Creditors, with the improper intention of harassing and intimidating the Company.

The Company’s counsel have propounded discovery requests to the Petitioning Creditors, including the depositions of the Petitioning Creditors’ principals. In addition, Manning, who the Company believes has close ties to these Australian creditors, remains the subject of an investigation by the Audit Committee of the Company’s Board of Directors,  including related to his dealings with W Capital, current litigation with an entity related to Manning, Vertua Property Inc. (“Vertua”), alleged self-dealing, breach of contract, and tortious interference with a business relationship.

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

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462. An arbitrator was appointed on September 30, 2024 and the parties submitted their respective positions on October 25, 2024 regarding the scheduling of the arbitration. On January 23, 2025, the arbitrator issued a Partial Final Award (the “Partial Final Award”) granting in part Celsius’ claim against Luna Squares on the outstanding promissory note executed by Luna Squares in favor of Celsius. The Partial Final Award granted Celsius monetary damages in the amount of $8.1 million, plus interest and attorney fees. The ruling does not directly affect the Company, however, Celsius has been granted an order by the Delaware Bankruptcy Court for relief from the stay to file a Rule 34 motion on its claims against Mawson under a Corporate Guarantee. Thereafter, Celsius filed a motion for and obtained an award from the arbitrator against Mawson under the Corporate Guarantee, but the execution of which remained stayed until Celsius was successful in obtaining a partial lifting of the stay in the involuntary bankruptcy proceedings to seek an award against the Company under its corporate guarantee. In addition, Celsius filed a motion for sanctions in the above referenced involuntary proceedings before the Delaware Bankruptcy Court against the Company due to the Court’s denial of the Company’s motion objecting to Celsius’ stay motion. On May 9, 2025 following hearing, the Court denied Celsius motion for sanctions. In addition, on request of the Company, the court directed the parties, including the Petitioning Creditors and Celsius, to mediate with the Company to try to find a global resolution out of court. As noted above, the Court agreed to appoint the Honorable Scott C. Clarkson, Bankruptcy Judge, United States Bankruptcy Court for the Central District of California to act as the formal judicial settlement officer. Judge Clarkson’s appointment has been extended for an additional 30 days. Otherwise, the Company’s counterclaims and damages against Celsius are still in litigation and the Company continues to expeditiously pursue its counterclaims and damages against Celsius.

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

Blockware

On April 19, 2024, a civil suit entitled Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc. was filed in the US District Court, Southern District of New York. The parties have unsuccessfully concluded the court’s Mediation Program and the matter remains ongoing before the court but is currently stayed due to the above referenced filing of the Involuntary Petition.

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

Consensus Colocation Agreement

On October 12, 2023, the Company entered into a Service Framework Agreement with a wholly owned subsidiary of Consensus Technology Group, Consensus Colocation PA LLC, for colocation services for approximately 15,876 Bitmain Antminer S19 XP miners or approximately 50 MW at Mawson’s Midland, Pennsylvania facilities (the “Service Framework Agreement”). On March 6, 2025, a complaint was filed by Consensus Colocation PA LLC and Stone Ridge Ventures II LLC (collectively, “CTG”) with Court of Chancery of the State of Delaware, under C.A. No. 2025-0252-MTZ seeking (i) a temporary restraining order (“TRO”) to terminate Mawson’s redirection of CTG’s miners following a fee dispute and (ii) authority to remove its miners from Mawson’s facility prior to the termination of the Service Framework Agreement. The matter went to hearing on the TRO on March 13, 2025 and by joint stipulation the parties agreed to terminate the redirection of the miners but that the Service Framework Agreement remained active, and the miners could not be removed before March 20, 2025. All servers were removed by April 15, 2025 and by agreement, the TRO was dismissed. The parties reserved all other rights.

On April 25, 2025, CTG filed an arbitration demand with the American Arbitration Association for damages stemming from Mawson’s redirection of its miners following the parties’ contractual dispute Mawson has retained legal counsel, categorically denies the allegations of the demand, and intends to pursue its claims and counterclaims against CTG, including but not limited to the Company’s Right of First Refusal (ROFR) related damages claims against CTG. No further filings or hearings have been made or set at this time. Discovery is ongoing. The matter remains ongoing and an arbitration hearing has been set for the week of April 27, 2026.

On June 27, 2025, CTG filed a Petition and Order of Attachment in Aid of Arbitration with the Supreme Court of the State of New York, County of New York, under Docket No. 653851/2025 against Mawson Hosting, LLC. On July 27, 2025, the Court granted an order for attachment in the amount of $1.3 million against any assets of Mawson Hosting, LLC in the State of New York.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

During the six-month period ended June 30, 2025, vested and outstanding RSUs were settled into 2,039,756 shares of Common Stock of the Company.

Common Stock Warrants

The Company’s outstanding stock warrants have not changed during the six-month period ended June 30, 2025. The outstanding stock warrants as of June 30, 2025 are 4,480,839 with a weighted average remaining contractual life (in years) of 2.43 and a weighted average exercise price of $4.33, all of which are exercisable.

Stock-Based Compensation:

Equity plans

At the Company’s annual meeting on May 17, 2023, the stockholders approved an amendment to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) that, amongst other things, increased the number of shares available under the 2021 Plan to 10,000,000 shares. In addition, the shares available under the 2021 Plan increased by 1,000,000 shares on January 1, 2024 to 11,000,000. Upon review of the previously granted shares in previous years and the availability of shares, on April 9, 2024, the Board of Directors approved the 2024 Omnibus Equity Plan (the “2024 Plan”) which provided an initial 10,000,000 shares of Common Stock available for grant per the terms of the 2024 Plan and provides alignment with long-term stockholder value creation. The 2024 Plan also provides for annual automatic increases in the number of shares of Common Stock reserved for issuance under the 2024 Plan. The 2024 Plan was approved by the stockholders at the Company’s annual general meeting held on June 12, 2024. The 2024 Plan replaced and succeeded the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and 2021 Plan. The 2024 Plan provides that awards issued under the 2024 Plan, the 2018 Plan or the 2021 Plan that expire, lapse or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part, in any case in a manner that results in any share of Common Stock covered by such award being reacquired by the Company or otherwise not being issued, such share of Common Stock shall again be available for the grant of awards under the 2024 Plan. Further, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant to (1) satisfy the applicable exercise or purchase price of an award, and/or (2) satisfy any applicable tax withholding obligation, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the 2024 Plan.

As of June 30, 2025, the number of shares allocated and available under the 2024 Plan were 10,666,455 shares and 6,833,545 shares, respectively.

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2025 and 2024, as follows:

	For the three-months ended June 30,		For the six-months ended June 30,
	2025	2024	2025	2024
Performance-based restricted stock awards	$-	$20,173	$-	$76,155
Service-based restricted stock awards	978,261	854,866	3,078,765	7,035,394
Option expense*	-	178,209	-	(1,156,818)
Total stock-based compensation	$978,261	$1,053,248	$3,078,765	$5,954,731

*	The option expense for the six months ended June 30, 2024, contains a reversal of stock-based compensation expenses from 2023 for cancelled option awards.

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

Stock-Based Compensation: (Cont.)

The following table presents a summary of the Company’s performance-based restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	72,101	7.56
Exercised	-	-
Expired/forfeited	-	-
Outstanding as of June 30, 2025	72,101	7.06
Exercisable as of June 30, 2025	72,101	7.06

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period or as otherwise defined.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	14,178,458	1.30
Issued	2,115,607	-
Exercised	(3,339,984)
Forfeited	(864,555)	-
Outstanding as of June 30, 2025	12,089,526	0.90
Exercisable as of June 30, 2025	292,381	0.01

As of June 30, 2025, there was approximately $9.7 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately two years.

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

Stock-Based Compensation: (Cont.)

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,500,417	$1.07	9.20	$-
Forfeited	(417)	-	-	-
Outstanding as of June 30, 2025	3,500,000	$1.07	8.70	$-
Exercisable as of June 30, 2025	3,500,000	$1.07	-	$-

NOTE 11 – SUBSEQUENT EVENTS

Nasdaq

As previously disclosed, on January 24, 2025, the Company received written notice (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the 33 consecutive business days preceding the date of the MVLS Notice, the Company’s Market Value of Listed Securities (“MVLS”) was less than the $35.0 million minimum required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Staff provided the Company with 180 calendar days, or until July 23, 2025 (the “MVLS Compliance Date”), to regain compliance with the MVLS Rule.

On February 6, 2025, the Company also received written notice (the “Bid Price Notice”) from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days prior to the date of the Bid Price Notice, the closing bid price of Company’s Common Stock was less than the $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Staff has provided the Company with 180 calendar days, or until August 5, 2025 (the “Bid Price Compliance Date”), to regain compliance with the Bid Price Rule.

On July 24, 2025, the Company received written notice (the “Delisting Notice”) from the Staff indicating that based upon the Company’s continued non-compliance with the MVLS Rule on the MVLS Compliance Date, the Company’s securities were subject to delisting unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

On August 6, 2025, the Company received written notice from the Staff notifying the Company that it had not regained compliance with the Bid Price Rule by the Bid Price Compliance Date (the “Bid Price Deficiency”) and that the Panel will consider the Bid Price Deficiency in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market.

The Company timely submitted a request for a hearing before the Panel, which request stayed any further suspension or delisting action by the Staff at least pending the hearing before the Panel. At its hearing before the Panel, the Company will request an extension to regain compliance with the MVLS Rule and the Bid Price Rule.

There can be no assurance that the Company will be able to regain compliance with the MVLS Rule or the Bid Price Rule or maintain compliance with all other Nasdaq listing requirements. If the Company’s request for an extension is denied or if it fails to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, the Company’s Common Stock will be subject to delisting from Nasdaq.

NOTE 11 – SUBSEQUENT EVENTS (Cont.)

Management Transition

On May 30, 2025, the Company provided Rahul Mewawalla with notice that termination of his employment as Chief Executive Officer and President of the Company for “Cause” (as defined in his employment agreement with the Company, dated May 22, 2023 (as amended, the “Mewawalla Agreement”)), based on conduct specified in the notice, will be considered at a future meeting of the Company’s Board of Directors, at which meeting the Board of Directors will determine whether his conduct constitutes Cause sufficient to terminate Mr. Mewawalla in accordance with the terms of his employment agreement. Mr. Mewawalla’s employment agreement with the Company provides for a cure period, which ended on June 14, 2025.

On June 2, 2025, the Board of Directors appointed Kaliste Saloom to serve as Interim Chief Executive Officer of the Company, effective as of June 3, 2025

On July 8, 2025, the Board of Directors provided Mr. Mewawalla with notice of termination of his employment as Chief Executive Officer and President of the Company effective immediately in accordance with the terms of the Mewawalla Agreement, and that such termination was for “Cause” (as defined in the Mewawalla Agreement).

In connection with Mr. Mewawalla’s termination, he has forfeited his outstanding equity award of 4,548,512 unvested RSUs.

Also on July 8, 2025, the Board of Directors requested that Mr. Mewawalla resign from his role as a member of the Board of Directors in accordance with the terms of the Director Appointment Letter between the Company and Mr. Mewawalla, dated January 31, 2023 (the “Director Appointment Letter”). In accordance with the terms of the Director Appointment Letter, Mr. Mewawalla was required to resign and therefore was deemed to have resigned as a member of the Board of Directors effective immediately.

Mewawalla Action

On July 8, 2025, the Company filed a complaint in the Court of Chancery of the State of Delaware against Mr. Mewawalla captioned Mawson Infrastructure Group Inc. v. Rahul Mewawalla, No. 2025-0789-JTL (the “Mewawalla Action”). The Mewawalla Action seeks to recover damages from Mr. Mewawalla arising out of his alleged breach of fiduciary duties as a director, as well as alleged fraud. Mr. Mewawalla has not filed an answer to the Mewawalla Action.

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (the “OBBBA”), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA will be reflected in the Company’s financial statements for the third quarter of 2025. The Company is currently assessing the impact of the OBBBA and an estimate of financial effects is not available at this time.

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

This report, our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025, and the 2024 Form 10-K identify important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, including those set forth under Item 1A. “Risk Factors” below.

The risk factors included in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025, and on the 2024 Form 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to technologies and digital infrastructure;

-	our ability to continue as a going concern;

-	our ability to cure any continued listing deficiencies and maintain the listing of our Common Stock on the Nasdaq Capital Market;

-	the availability of our ATM Program and our ability or inability to secure additional funds through equity financing transactions;

-	access to reliable and reasonably priced electricity sources;

-	operational, maintenance, repair, safety, and construction risks;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	our reliance on key management personnel and employees;

-	our ability to attract or retain the talent needed to sustain or grow the business;

-	our ability to develop and execute on our business strategy and plans;

-	counterparty risks related to our customers, agreements and/or contracts;

-	adverse actions by creditors, debt providers, or other parties;

-	continued evolution and uncertainty related to growth in blockchain and Bitcoin and other digital assets’ usage;

-	high volatility in Bitcoin and other digital assets’ prices and in value attributable to our business;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	the evolution of AI and HPC market and changing technologies;

-	the slower than expected growth in demand for AI, HPC and other accelerated computing technologies;

-	the ability to timely implement and execute on AI and HPC digital infrastructure contracts or deployment;

-	the ability to timely complete the digital infrastructure build-out in order to achieve its revenue expectations for the periods mentioned;

-	downturns in the digital assets industry;

-	counterparty risks and risks of delayed or delinquent payments from customers and others;

-	inflation, economic or political environment;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	changes to the Bitcoin and/or other networks’ protocols and software;

-	the decrease in the incentive or increased network difficulty to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the risk factors set out in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025 and in our 2024 Form 10-K.

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

The Company develops and operates digital infrastructure platforms for enterprise customers and for its own purposes. The Company’s digital infrastructure platforms can be used to operate computing resources for a number of applications, and are offered across AI, HPC, digital assets, and other computing applications. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company participates in energy management programs related to the real-time needs of the power grid.

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

Results of Operations – Three months ended June 30, 2025 compared to the three months ended June 30, 2024

	For the three months ended
	June 30,
	2025	2024
Revenues:
Digital colocation revenue	$3,660,298	$8,131,439
Energy management revenue	5,130,712	1,732,596
Digital assets mining revenue	742,173	3,248,084
Total revenues	9,533,183	13,112,119
Less: Cost of revenues (excluding depreciation)	5,599,553	8,794,642
Gross profit	3,933,630	4,317,477
Operating expenses:
Selling, general and administrative	5,925,308	3,642,157
Stock based compensation	978,261	1,053,248
Depreciation and amortization	1,466,119	4,604,334
Change in fair value of derivative asset	2,137,052	1,775,103
Total operating expenses	10,506,740	11,074,842
Loss from operations	(6,573,110)	(6,757,365)
Non-operating income (expense):
Loss on foreign currency transactions	(689,952)	(285,530)
Interest expense	(827,336)	(752,945)
Other income	60,646	24,523
Other expenses	(9,614)	(9,913)
Loss on deconsolidation	-	(84,744)
Total non-operating expense, net	(1,466,256)	(1,108,609)
Loss before income taxes	(8,039,366)	(7,865,974)
Income tax benefit (expense)	17,933	(1,752,719)
Net Loss	$(8,021,433)	$(9,618,693)
Net Loss per share, basic & diluted	$(0.40)	$(0.55)
Weighted average number of shares outstanding	20,232,508	17,412,862

Revenues

Digital colocation revenues for the three months ended June 30, 2025 and 2024, were $3.7 million and $8.1 million, respectively. This represented a 55% revenue decrease or a decrease of $4.4 million, compared to the same period in 2024. The decrease in revenue was due to a decline in both the number of customers and the size of those contracts with customers as compared to the 2024 period. The Company continues to enhance its digital colocation capabilities in order to grow the number of digital colocation customers, and increase the number of machines using our digital colocation infrastructure services.

Energy management revenues for the three months ended June 30, 2025 and 2024, were $5.1 million and $1.7 million, respectively. This represented a 196% revenue increase or an increase of $3.4 million, compared to the same period in 2024. This increase is due to the Company’s enhanced energy management programs, which utilizes software and analysis, to generate revenue when the Company adapts its power usage to the real-time needs of the grid. Higher energy prices and demand drove higher participation in energy programs in the 2025 period than in the 2024 period.

Digital assets mining revenues from self-mining of bitcoin for the three months ended June 30, 2025 and 2024, were $0.7 million and $3.2 million, respectively. This represented a decrease of $2.5 million compared to the same period in 2024. This decrease was due to a number of factors, including the impact of the April 2024 halving industry event, and a higher global network difficulty rate, which led to lower bitcoin production from self-mining.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenue for the three months ended June 30, 2025 and 2024, were $5.6 million and $8.8 million, respectively. The decrease in cost of revenue was attributable to a decrease in power costs due to lower colocation and self mining revenues. The decrease in power costs related to the energy used to operate the Company’s mining equipment and co-located mining equipment within our facilities was partially offset by an increase in the cost of energy in the 2025 period compared to the 2024 period.

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

Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were $5.9 million and $3.6 million, respectively, an increase of $2.3 million from period to period, primarily due to increased legal and litigation related expenses and employee compensation.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and modular data center (“MDC”) equipment.

Depreciation and amortization for the three months ended June 30, 2025 and 2024, were $1.5 million and $4.6 million, respectively. The lower depreciation and amortization expense is the result of liquidation and an increased number of the Company’s digital asset mining hardware being fully depreciated in prior periods.

Change in fair value of derivative asset

During the three months ended June 30, 2025 and 2024, there was a loss on the fair value of the derivative asset of $2.1 million and $1.8 million, respectively, in relation to our power supply arrangements. Due to milder weather during the second quarter of 2025, energy prices dropped and lowered the value of energy hedges compared to the first quarter. The change in fair value between June 30, 2025 and 2024 was due to higher overall volatility in future prices derived from first quarter 2025 energy prices compared to 2024.

Non-operating income (expense)

Non-operating income (expense) consist primarily of interest expenses, gain (loss) on foreign currency transactions, and other income and expenses.

Interest expenses for each of the three months ended June 30, 2025 and 2024, were $0.8 million.

During the three months ended June 30, 2025, loss on foreign currency transactions was $0.7 million. During the three months ended June 30, 2024, loss on foreign currency transactions was $0.3 million. This difference was due to higher Australian Dollar denominated liabilities in the 2025 period compared with the 2024 period and movement in the foreign exchange rate.

During the three-months ended June 30, 2024, the Company recognized a deconsolidation loss of $0.08 million. This loss was as a result of two Australian entities and subsidiaries, Mawson AU and Mawson SPL proceeding into Australian court appointed liquidation and accordingly these subsidiaries were deconsolidated. The deconsolidation loss recorded was due to the removal of the net assets and certain liabilities of this subsidiary from the consolidated condensed financial statements.

Income tax benefit (expense)

The Company recorded income tax benefit (expense) of approximately 0.2% and (22.3)% of loss before income tax (benefit) expense for the three-month periods ended June 30, 2025 and 2024, respectively. The difference in the income tax (benefit) expense for the three-month period ended June 30, 2025 versus the three-month period ended June 30, 2024 relates mainly to differences in estimated interest and penalty accruals included in the current payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances that impact the Company’s deferred tax expense. For the 2025 period, the interest and penalties only relate to the incremental increase during the three-month period ended June 30, 2025 while the 2024 interest and penalties relate to both the three-month period ended June 30, 2024 and prior periods beginning in 2021.

Enactment of the “One Big Beautiful Bill Act” (OBBBA)

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (the “OBBBA”). The OBBBA contains several changes to corporate taxation that could impact the Company, including but not limited to modifications to the capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is currently assessing the impact of the OBBBA and an estimate of its financial effects is not available at this time. For information, refer to Note 11 — Subsequent Events to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

Results of Operations – Six months ended June 30, 2025 compared to the six months ended June 30, 2024

	For the six months ended
	June 30,
	2025	2024
Revenues:
Digital colocation revenue	$14,089,171	$16,365,480
Energy management revenue	8,195,587	4,205,101
Digital assets mining revenue	1,062,798	10,762,847
Equipment sales	-	550,000
Total revenues	23,347,556	31,883,428
Less: Cost of revenues (excluding depreciation)	13,489,996	20,580,810
Gross profit	9,857,560	11,302,618
Operating expenses:
Selling, general and administrative	11,703,716	7,105,757
Stock based compensation	3,078,765	5,954,731
Depreciation and amortization	2,994,032	12,595,980
Change in fair value of derivative asset	(1,922,521)	88,950
Total operating expenses	15,853,992	25,745,418
Loss from operations	(5,996,432)	(14,442,800)
Non-operating income (expense):
Loss on foreign currency transactions	(777,290)	(124,588)
Interest expense	(1,612,201)	(1,486,703)
Other income	164,758	189,784
Other expenses	(18,955)	(19,687)
Loss on deconsolidation	-	(12,010,652)
Total non-operating expense, net	(2,243,688)	(13,451,846)
Loss before income taxes	(8,240,120)	(27,894,646)
Income tax expense	(92,176)	(1,693,332)
Net Loss	(8,332,296)	(29,587,978)
Less: Net loss attributable to non-controlling interests	-	(205,086)
Net Loss attributed to Mawson common stockholders	$(8,332,296)	$(29,382,892)
Net Loss per share, basic & diluted	$(0.43)	$(1.73)
Weighted average number of shares outstanding	19,516,412	17,028,786

Revenues

Digital colocation revenues for six months ended June 30, 2025 and 2024, were $14.1 million and $16.4 million, respectively. This represented a 14% revenue decrease or a decrease of $2.3 million, compared to the same period in 2024. The decrease in revenue was due to a decline in both the number of customers and the size of those contracts with customers as compared to the 2024 period. The Company continues to enhance its digital colocation capabilities in order to grow the number of digital colocation customers, and increase the number of machines using our digital colocation infrastructure services.

Energy management revenues for the six months ended June 30, 2025 and 2024, were $8.2 million and $4.2 million, respectively. This represented a 95% revenue increase or an increase of $4.0 million, compared to the same period in 2024. This increase is due to the Company’s enhanced energy management programs, which utilizes software and analysis, to generate revenue when the Company adapts its power usage to the real-time needs of the grid. Higher energy prices and demand drove higher participation in energy programs in the 2025 period than in the 2024 period.

Digital assets mining revenues from self-mining of bitcoin for the six months ended June 30, 2025 and 2024, were $1.1 million and $10.8 million, respectively. This represented a decrease of $9.7 million compared to the same period in 2024. This decrease was due to a number of factors, including the impact of the April 2024 halving industry event, and a higher global network difficulty rate, which led to lower bitcoin production from self-mining.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenue for the six months ended June 30, 2025 and 2024, were $13.5 million and $20.6 million, respectively. The decrease in cost of revenue was attributable to a decrease in power costs due to lower colocation and self mining revenues. The decrease in power costs related to the energy used to operate the Company’s mining equipment and co-located mining equipment within our facilities was partially offset by an increase in the cost of energy in the 2025 period compared to the 2024 period.

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

Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were $11.7 million and $7.1 million, respectively, an increase of $4.6 million from period to period, primarily due to increased legal and litigation related expenses, employee compensation and the write-off of uncollectable customer accounts.

Stock based compensation

Stock based compensation expenses for the six months ended June 30, 2025 and 2024 were $3.1 million and $6.0 million, respectively. The decrease was primarily due to lower fair values of new issuances of long-term incentives for the Company’s directors, management, and employees during the first six-months ended June 30, 2025 compared with the same period in 2024

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and MDC equipment.

Depreciation and amortization for the six months ended June 30, 2025 and 2024, were $3.0 million and $12.6 million, respectively. The lower depreciation and amortization expense is the result of liquidation and deconsolidation of MIG No. 1 and an increased number of the Company’s digital asset mining hardware being fully depreciated in prior periods.

Change in fair value of derivative asset

During the six months ended June 30, 2025 and 2024, there was a gain on the fair value of the derivative asset of $1.9 million and a loss on the fair value of the derivative asset of $0.09 million, respectively, in relation to our power supply arrangements. Energy prices continued to sustain higher future prices due to upward energy volatility during 2025 compared to more stable seasonal pricing during 2024, which was closer in line with 2024 hedges. The change in fair value between June 30, 2025 and 2024 was primarily due to higher overall volatility in future prices in 2025 compared to 2024.

Non-operating income (expense)

Non-operating income (expense) consist primarily of interest expenses, gain (loss) on foreign currency transactions, loss on deconsolidation and other income and expenses.

Interest expenses for the six months ended June 30, 2025 and 2024, were $1.6 million and $1.5 million, respectively.

During the six months ended June 30, 2025, loss on foreign currency transactions was $0.7 million. During the six months ended June 30, 2024, loss on foreign currency transactions was $0.1 million. This difference was due to higher Australian Dollar denominated liabilities in 2025 compared with 2024 and movement in the foreign exchange rate.

During the six-months ended June 30, 2024, the Company recognized a deconsolidation loss of $12.0 million. This loss was as a result of three Australian entities and subsidiaries, MIG No.1, Mawson AU and Mawson SPL, proceeding into Australian court appointed liquidation and accordingly these subsidiaries were deconsolidated. The deconsolidation loss recorded was due to the removal of the net assets and certain liabilities of this subsidiary from the condensed consolidated financial statements. See Note 3 – Australian Subsidiaries Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion of MIG No. 1.

Income tax (expense) benefit

The Company recorded income tax expense of approximately 1.1% and 6.1% of loss before income tax expense for the six-month periods ended June 30, 2025 and 2024, respectively. The difference in the income tax expense for the six-month period ended June 30, 2025 versus the six-month period ended June 30, 2024 relates mainly to differences in estimated interest and penalty accruals included in the current payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances which impact the Company’s deferred tax expense. For 2025, the interest and penalties only relate to the incremental increase during the six-month period ended June 30, 2025 while the 2024 interest and penalties relate to both the six-month period ended June 30, 2026 and prior periods beginning in 2021.

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (the “OBBBA”). The OBBBA contains several changes to corporate taxation that could impact the Company, including but not limited to modifications to the capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is currently assessing the impact of the OBBBA and an estimate of its financial effects is not available at this time. For information, refer to Note 11 — Subsequent Events to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the six months ended June 30, 2025, we financed our operations primarily through cash flow provided by operating activities and other cash reserves.

On December 13, 2024, the Company entered into a Sales Agreement with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (collectively with the Lead Agent, the “Agents” and individually an “Agent”), to sell shares of our Common Stock (the “Shares”), having an aggregate sales price of up to $12 million, from time to time, through an “at-the-market” program (the “ATM Program”) under which the Agents will act as sales agent. The ATM Program is currently unavailable because the Company does not have an effective registration statement on Form S-3 on file with the SEC. The Company intends to file a registration statement on Form S-3 with the SEC and re-commence the ATM Program in 2025.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to use, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities are expected to be adequate to fund our operations over the next twelve months. For our business growth, it is expected we may continue investing in expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of June 30, 2025, we had an aggregate of $23.1 million of debt, all of which is overdue for repayment unless we refinance, renegotiate the terms, or prevail in our disputes and/or related claims and/or counterclaims. In addition, the Celsius deposit of $15.3 million is the subject of an ongoing legal dispute in arbitration with Mawson and Celsius having claims and counterclaims. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

We will need to raise substantial additional capital to continue our operations, execute our business strategy and meet our debt service obligations. We may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

Working Capital and Cash Flows

As of June 30, 2025 and December 31, 2024, we had a cash and cash equivalent balance of $3.2 million and $6.1 million, respectively. As of June 30, 2025 and December 31, 2024, the trade receivables balance was $11.9 million and $15.2 million, respectively. As of June 30, 2025, we had $23.1 million of outstanding short-term loans, and as of December 31, 2024, we had $20.9 million of short-term loans. The short-term loans as of June 30, 2025, relate to the Celsius Promissory Note, W Capital Loan, Secured Convertible Promissory Notes and Marshall Loan (each of which is currently in default). Refer to “Material Cash Requirements” below for more information. As of June 30, 2025 and December 31, 2024, we had negative working capital of $40.3 million and $35.9 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(2,588,984)	$4,344,563
Net cash used in investing activities	$(54,633)	$(1,415,281)
Net cash used in financing activities	$(206,588)	$(623,478)

For the six months ended June 30, 2025, net cash used in operating activities was $2.6 million and for the six months ended June 30, 2024, net cash provided by operating activities was $4.3 million. We had a net loss of $8.3 million for the six months ended June 30, 2025, which included $1.9 million of gain on derivative asset, $3.1 million of stock based compensation, $3.0 million of depreciation and amortization expense, $1.0 million of provision for doubtful accounts and $1.6 million of non-cash interest expense. We had a net loss of $29.6 million for the six months ended June 30, 2024, which included $12.0 million loss on deconsolidation, $12.6 million of depreciation and amortization expense, $3.1 million of stock based compensation expense, and $0.09 million of loss on derivative asset.

For the six months ended June 30, 2025, net cash used in investing activities was $0.05 and for the six months ended June 30, 2024, net cash used in investing activities was $1.4million. The net cash used in investing activities during the six months ended June 30, 2024, was primarily attributable to capital expenditures partially offset by proceeds from sale of certain non-utilized equipment.

For the six months ended June 30, 2025 and 2024, net cash used in financing activities was $0.2 million and $0.6 million, respectively. The cash used in financing activities during the six months ended June 30, 2025 and June 30, 2024, was primarily attributable to lease payments and loan payments, respectively.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Note 9 – Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 and a general security agreement given by the Company. Principal repayments began during November 2022. There has been no principal and interest payments made since May 2023. The outstanding balance including interest is $11.3 million as of June 30, 2025, all of which is currently classified as a current liability.

The Company is included as a guarantor of the W Capital Loan. As of June 30, 2025, the balance was AUD $2.3 million (USD $1.5 million) representing outstanding interest, all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023.

On February 23, 2022, Luna Squares entered into the Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued the Celsius Promissory Note for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance including interest is $10.2 million as of June 30, 2025, all of which is currently classified as a current liability.

On July 8, 2022, the Company issued the Secured Convertible Promissory Notes in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million had been classified as a current liability. The convertible note matured in July 2023. Interest has been accrued from July 2023 onwards and therefore the outstanding balance is $0.1 million as of June 30, 2025, all of which is classified as a current liability. During 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

Financial condition

As of June 30, 2025, and December 31, 2024, we had current liabilities of $59.3 million and $61.9 million, respectively. As of June 30, 2025, and December 31, 2024, we had negative net assets of $8.3 million and $3.2 million, respectively. As of June 30, 2025, we had an accumulated deficit of $237.1 million compared to $228.8 million as of December 31, 2024. Our cash position of June 30, 2025, was $3.2 million in comparison to $6.1 million as of December 31, 2024.

For the six- month period ended June 30, 2025 and 2024, the Company incurred a net loss attributed to Mawson common stockholders of 8.3 million and $29.4 million, respectively, a decrease in financial loss of $21.1 million.

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

We require additional capital to respond to near-term debt repayment obligations, competitive pressure, market dynamics, new technologies, customer demands, business opportunities, and challenges, potential acquisitions or unforeseen circumstances, and we will likely need to engage in equity or debt financings in the short term. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to fund, grow or support our business model and to respond to business challenges could be significantly limited, our business, financial condition and results of operations could be adversely affected, and this may result in bankruptcy or our ceasing operations.

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

	For the three-months ended		For the six-months ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of non-GAAP adjusted EBITDA:
Net loss:	$(8,021,433)	$(9,618,693)	$(8,332,296)	$(29,587,978)
Depreciation and amortization	1,466,119	4,604,334	2,994,032	12,595,980
Stock based compensation	978,261	1,053,248	3,078,765	5,954,731
Losses on foreign currency transactions	689,952	285,530	777,290	124,588
Other non-operating income	(60,646)	(24,523)	(164,758)	(189,784)
Other non-operating expenses	836,950	762,858	1,631,156	1,506,390
Change in fair value of derivative asset	2,137,052	1,775,103	(1,922,521)	88,950
Income tax	(17,933)	1,752,719	92,176	1,693,332
Provision for doubtful accounts	-	-	977,755	-
Loss on deconsolidation	-	84,744	-	12,010,652
EBITDA (non-GAAP)	$(1,991,678)	$675,320	$(868,401)	$4,196,861

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Board of Directors, the Committee(s) thereof and our management team, including our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025, including the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Data from third parties. The Company does not have the resources and personnel to fully execute its designed controls to ensure that data received from third parties is validated, complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and colocation revenue, net energy benefits, and digital currency assets.

Fixed asset verification. The Company does not have the resources and personnel to fully execute its designed controls around physical asset verification. Together with system limitations, restricting tracking of fixed asset movements, there is a risk around the existence of fixed assets.

Notwithstanding the identified material weaknesses and management’s assessment that our disclosure controls and procedures were not effective as of June 30, 2025, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles. We rely on the assistance of outside advisors with expertise in these matters in preparing the financial statements.

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

Remediation efforts for upcoming quarters will be focused on progressing the implementation of the remainder of controls, refining existing controls and validating the effectiveness of implemented controls using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control. We cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting and other business processes will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, management may decide to take additional measures to address material weaknesses or modify or update the remediation plan described above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries are currently in disputes, which may be in or may lead to litigation. The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these or other matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. For information on these matters, refer to Note 9 — Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 9 relating to such legal matters is incorporated herein by reference.

On July 8, 2025, the Company filed a complaint in the Court of Chancery of the State of Delaware against Mr. Mewawalla captioned Mawson Infrastructure Group Inc. v. Rahul Mewawalla, No. 2025-0789-JTL (the “Mewawalla Action”). The Mewawalla Action seeks to recover damages from Mr. Mewawalla arising out of his alleged breach of fiduciary duties as a director, as well as alleged fraud. Mr. Mewawalla has not filed an answer to the Mewawalla Action.

The Company and its subsidiaries from time to time in the future may be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments or other correspondence from time to time which could lead to legal proceedings.

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025 and the 2024 Form 10-K. Except as set forth below, there have been no material changes to the primary risks related to our business and securities as described in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025 and the 2024 Form 10-K under “Risk Factors” in Item 1A.

Risks Related to Our Business

We have experienced management turnover, including turnover of our top executives, which creates uncertainties and could have an adverse effect on our business.

The responsibility of the direction and operation of our business relies heavily on a small number of key people, including our Interim Chief Executive Officer, General Counsel and Corporate Secretary and our Chief Financial Officer. If any of our key employees cease their involvement in our business or, in the unfortunate situation one or more of them are seriously injured or dies, this loss would have a significant and likely adverse impact on us.

Recently, we experienced changes to our executive leadership, including the appointment of Kaliste Saloom as our Interim Chief Executive Officer in June 2025 and departure of Rahul Mewawalla as our Chief Executive Officer and President in July 2025.

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

Risks Related to our Capital Stock

We are not currently in compliance with the continued listing requirements for The Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our Common Stock may be delisted and the price of our Common Stock, our ability to access the capital markets and our financial condition could be negatively impacted.

As previously disclosed, on January 24, 2025, the Company received written notice (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the 33 consecutive business days preceding the date of the MVLS Notice, the Company’s Market Value of Listed Securities (“MVLS”) was less than the $35.0 million minimum required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Staff provided the Company with 180 calendar days, or until July 23, 2025 (the “MVLS Compliance Date”), to regain compliance with the MVLS Rule.

On February 6, 2025, the Company also received written notice (the “Bid Price Notice”) from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days prior to the date of the Bid Price Notice, the closing bid price of Company’s Common Stock was less than the $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Staff has provided the Company with 180 calendar days, or until August 5, 2025 (the “Bid Price Compliance Date”), to regain compliance with the Bid Price Rule.

On July 24, 2025, the Company received written notice (the “Delisting Notice”) from the Staff indicating that based upon the Company’s continued non-compliance with the MVLS Rule on the MVLS Compliance Date, the Company’s securities were subject to delisting unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

On August 6, 2025, the Company received written notice from the Staff notifying the Company that it had not regained compliance with the Bid Price Rule by the Bid Price Compliance Date (the “Bid Price Deficiency”) and that the Panel will consider the Bid Price Deficiency in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market.

The Company timely submitted a request for a hearing before the Panel, which request stayed any further suspension or delisting action by the Staff at least pending the hearing before the Panel. At its hearing before the Panel, the Company will request an extension to regain compliance with the MVLS Rule and the Bid Price Rule.

There can be no assurance that the Company will be able to regain compliance with the MVLS Rule or the Bid Price Rule or maintain compliance with all other Nasdaq listing requirements. If the Company’s request for an extension is denied or if it fails to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, the Company’s Common Stock will be subject to delisting from Nasdaq.

If we are unable to regain compliance and maintain listing on Nasdaq and Nasdaq delists our securities from trading on its exchange, we and our stockholders could face significant negative consequences including: reducing the liquidity and market price of our Common Stock; reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news coverage of the Company; and limiting our ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20.00 million to Luna Squares through the Celsius Promissory Note, which had a maturity date of August 23, 2023, and a total outstanding balance as of June 30, 2025 of $10.2 million. Luna Squares has not repaid the loan as required on the maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred to benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares the default interest is payable. On November 23, 2023, Celsius filed an arbitration proceeding against Mawson, its subsidiaries Luna Squares and Cosmos, asserting various claims related to the alleged breach of the Celsius Colocation Agreement. The Company is pursuing counter claims against Celsius. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Marshall Loan matured in February 2024 and the total outstanding balance is $11.3 million as of June 30, 2025. MIG No. 1, an Australian entity, has not made a payment on principal and interest since May 2023, despite such payments falling due, and is therefore alleged by Marshall to be in default under the Marshall Loan. MIG No. 1 is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, Mig No.1 was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date.

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

The Company is the guarantor of the W Capital Loan. As of June 30, 2025, AUD $2.3 million (USD $1.5 million) has been drawn down from this facility. The W Capital Loan expired in March 2023 and the Company did not extend the maturity date and has not repaid the loan amount. The Company is therefore considered by W Capital to be in default. This W Capital Loan was originally with Mawson PL, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note (the “Convertible Note”) with W Capital Advisors Pty Ltd with an outstanding balance of $0.1 million as of June 30, 2025. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the Convertible Note.

For more information on the above matters, refer to Note 9 - Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 9 is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the fiscal quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Regulation S-K.

2025 Annual Meeting of Stockholders

As previously disclosed, the Company plans to hold its 2025 Annual Meeting of Stockholders (the “Annual Meeting”) on October 15, 2025. The exact time and location of the Annual Meeting will be as set forth in the Company’s definitive proxy statement for the Annual Meeting to be filed with the SEC. The Board of Directors of the Company has established August 21, 2025 as the record date for the determination of stockholders of the Company entitled to receive notice of and vote at the Annual Meeting or any adjournment or postponement thereof.

Because the meeting date for the Annual Meeting will be more than thirty (30) days after the anniversary of the Company’s 2024 Annual Meeting of Stockholders, the Company has set a new deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company’s proxy materials for the Annual Meeting. In order to be considered timely, such proposals must be received by the Company’s Corporate Secretary at 950 Railroad Ave., Midland, PA 15059 or legal@mawsoninc.com by August 25, 2025, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials related to the Annual Meeting. Any proposal submitted after the above deadline will not be considered timely and will be excluded from the Company’s proxy materials.

In accordance with the advance notice provisions set forth in the Company’s Bylaws, stockholder proposals submitted outside of the stockholder proposal rules promulgated pursuant to Rule 14a-8 under the Exchange Act, including nominations of director candidates, must have been received by the Company’s Corporate Secretary no later than the close of business on August 4, 2025 in order to be considered timely. In addition to satisfying the requirements under the Company’s Bylaws, stockholders who intend to solicit proxies in support of director nominees, other than the Company’s nominees, at the Annual Meeting must also comply with all applicable requirements of Rule 14a-19 of the Exchange Act.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)
3.9	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)
3.10	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Loss for the three ended June 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024, (v) Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: August 14, 2025	By:	/s/ Kaliste Saloom
Kaliste Saloom
Interim Chief Executive Officer, General Counsel and Corporate Secretary
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ William Regan
William Regan
Chief Financial Officer
(Principal Financial and Accounting Officer)