Form 10-Q
period 2025-09-30
Mawson Infrastructure Group Inc.
filed 2025-11-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the issuer had a total of 22,865,188 shares of common stock, par value $0.001 per share, outstanding.

MAWSON INFRASTRUCTURE GROUP INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,276,656	$6,089,837
Prepaid expenses	3,944,731	4,748,749
Cryptocurrencies	1,172,487	-
Trade and other receivables, net	13,756,330	15,167,729
Total current assets	21,150,204	26,006,315
Property, plant and equipment, net	23,802,422	28,071,415
Derivative asset	3,606,207	2,884,984
Security deposits	466,823	494,403
Operating lease right-of-use asset, net	2,991,145	3,983,378
Total assets	$52,016,801	$61,440,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Trade and other payables	$34,144,133	$39,398,160
Current portion of operating lease liability	1,301,197	1,270,989
Current portion of finance lease liability	300,191	358,515
Current portion of long-term loans	24,152,402	20,919,754
Total current liabilities	59,897,923	61,947,418

Operating lease liability, net of current portion	1,520,512	2,523,957
Finance lease liability, net of current portion	1,904	207,957
Total liabilities	61,420,339	64,679,332

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 20,916,822 and 18,792,360 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	20,917	18,792
Additional paid-in capital	227,018,362	225,341,912
Accumulated other comprehensive income	359,986	198,625
Accumulated deficit	(236,802,803)	(228,798,166)
Total stockholders’ deficit	(9,403,538)	(3,238,837)
Total liabilities and stockholders’ deficit	$52,016,801	$61,440,495

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Digital colocation revenue	$7,161,452	$9,518,696	$21,250,623	$25,884,176
Energy management revenue	5,426,302	1,963,805	13,621,889	6,168,906
Digital assets mining revenue	586,952	833,516	1,649,750	11,596,363
Equipment sales	-	-	-	550,000
Total revenues	13,174,706	12,316,017	36,522,262	44,199,445
Less: Cost of revenues (excluding depreciation)	4,611,408	7,996,440	18,101,404	28,577,249
Gross Profit	8,563,298	4,319,577	18,420,858	15,622,196
Selling, general and administrative	5,838,711	6,000,344	17,542,427	13,100,223
Stock based compensation	(1,400,190)	5,320,823	1,678,575	11,275,554
Depreciation and amortization	1,344,767	3,607,848	4,338,799	16,211,516
Change in fair value of derivative asset	1,201,299	789,146	(721,222)	878,096
Total operating expenses	6,984,587	15,718,161	22,838,579	41,465,389
Income (loss) from operations	1,578,711	(11,398,584)	(4,417,721)	(25,843,193)
Non-operating income/ (expense):
Loss on foreign currency transactions	(337,919)	(352,375)	(1,115,209)	(474,210)
Interest expense	(868,082)	(801,625)	(2,480,283)	(2,289,150)
Other income	58,555	119,526	223,313	309,209
Other expenses	(9,798)	(443,537)	(28,753)	(29,800)
Loss on deconsolidation	-	-	-	(12,444,097)
Total non-operating expense, net	(1,157,244)	(1,478,011)	(3,400,932)	(14,928,048)
Income (loss) before income taxes	421,467	(12,876,595)	(7,818,653)	(40,771,241)
Income tax benefit (expense)	(93,808)	648,857	(185,984)	(1,044,475)
Net income (loss)	327,659	(12,227,738)	(8,004,637)	(41,815,716)
Less: Net loss attributable to non-controlling interests	-	-	-	(205,086)
Net income (loss) attributed to Mawson common stockholders	$327,659	$(12,227,738)	$(8,004,637)	$(41,610,630)
Net income (loss) per share, basic	$0.02	$(0.66)	$(0.40)	$(2.37)
Net income (loss) per share, diluted	$0.01	$(0.66)	$(0.40)	$(2.37)
Weighted average number of shares – basic	20,863,110	18,519,572	19,970,014	17,529,342
Weighted average number of shares – diluted	23,602,947	18,519,572	19,970,014	17,529,342

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$327,659	$(12,227,738)	$(8,004,637)	$(41,815,716)
Foreign currency translation adjustment	8,895	15,437	161,361	(511,149)
Comprehensive income (loss)	336,554	(12,212,301)	(7,843,276)	(42,326,865)
Less: Comprehensive loss attributable to non-controlling interests	-	-	-	(205,086)
Comprehensive income (loss) attributable to common stockholders	$336,554	$(12,212,301)	$(7,843,276)	$(42,121,779)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended September 30, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of June 30, 2025	20,832,116	$20,832	$228,418,637	$351,091	$(237,130,462)	$(8,339,902)
Exercising of RSU’s and stock options	84,706	85	(85)	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	(1,400,190)	-	-	(1,400,190)
Net income	-	-	-	-	327,659	327,659
Other comprehensive income	-	-	-	8,895	-	8,895
Balance as of September 30, 2025	20,916,822	$20,917	$227,018,362	$359,986	$(236,802,803)	$(9,403,538)

For the Three Months Ended September 30, 2024

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity (Deficit)
Balance as of June 30, 2024	17,518,483	$17,518	$216,302,100	$133,943	$(212,049,357)	$4,404,204
Exercising of RSU’s and stock options	1,189,131	1,189	929,745	-	-	930,934
Stock based compensation expense for RSU’s and stock options	-	-	5,320,823	-	-	5,320,823
Net loss	-	-	-	-	(12,227,738)	(12,227,738)
Other comprehensive income	-	-	-	15,437	-	15,437
Balance as of September 30, 2024	18,707,614	$18,707	$222,552,668	$149,380	$(224,277,095)	$(1,556,340)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended September 30, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2024	18,792,360	$18,792	$225,341,912	$198,625	$(228,798,166)	$(3,238,837)
Exercising of RSU’s and stock options	2,124,462	2,125	(2,125)	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	1,678,575	-	-	1,678,575
Net loss	-	-	-	-	(8,004,637)	(8,004,637)
Other comprehensive income	-	-	-	161,361	-	161,361
Balance as of September 30, 2025	20,916,822	$20,917	$227,018,362	$359,986	$(236,802,803)	$(9,403,538)

For the Nine Months Ended September 30, 2024

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Mawson Stockholders’ Equity	Non- controlling interest	Total Equity (Deficit)
Balance as of December 31, 2023	16,644,711	$16,645	$211,279,176	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630
Exercising of RSUs and stock options	2,062,903	2,062	(2,062)	-	-	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	11,275,554	-	-	11,275,554	-	11,275,554
Deconsolidation of MIG No.1 Pty Ltd	-	-	-	-	-	-	(889,659)	(889,659)
Net loss	-	-	-	-	(41,610,630)	(41,610,630)	(205,086)	(41,815,716)
Other comprehensive loss	-	-	-	(459,308)	-	(459,308)	(51,841)	(511,149)
Balance as of September 30, 2024	18,707,614	$18,707	$222,552,668	$149,380	$(224,277,095)	$(1,556,340)	$-	$(1,556,340)

See accompanying notes to unaudited consolidated condensed financial statements.

MAWSON INFRASTRUCTURE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,004,637)	$(41,815,716)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,338,799	16,211,516
Amortization of operating lease right-of-use asset	965,966	2,165,370
Foreign exchange (gain) loss	930,478	(487,908)
Stock based compensation	1,678,575	11,275,554
Non-cash interest expense	2,463,533	2,259,247
Unrealized (gain) loss on derivative asset	(721,223)	878,096
Loss on deconsolidation	-	12,959,923
Loss (gain) on lease termination	26,268	(72,159)
Loss on sale of property, plant and equipment	-	18,262
Bad debt expense	1,046,709	-
Changes in operating assets and liabilities:
Trade and other receivables	364,690	(731,355)
Operating lease liabilities	(927,732)	(1,600,314)
Other current assets	(340,889)	(1,014,710)
Trade and other payables	(5,254,030)	3,060,628
Net cash (used in) provided by operating activities	(3,433,493)	3,106,434
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(69,806)	(1,934,610)
Proceeds from sales of property, plant and equipment	-	836,956
Net cash used in investing activities	(69,806)	(1,097,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of finance lease liabilities	(309,882)	(226,773)
Payments of loans	-	(500,000)
Net cash used in financing activities	(309,882)	(726,773)
Net (decrease) increase in cash and cash equivalents	(3,813,181)	1,282,007
Cash and cash equivalents at beginning of period	6,089,837	4,476,339
Cash and cash equivalents at end of period	$2,276,656	$5,758,346
Supplemental disclosure of cash flow information
Cash paid for interest	$16,750	$29,903
Cash (received) paid for income taxes	$(25,905)	$777,500

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

The Company designs, builds and operates next-generation digital infrastructure platforms for enterprise customers and for its own purposes. The Company provides services spanning artificial intelligence (“AI”), high-performance computing (“HPC”), digital assets including Bitcoin mining, and other intensive compute applications. The Company delivers both self-mining operations and colocation services to enterprise customers with a vertically integrated infrastructure model built for scalability and efficiency. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company participates in energy management programs related to the real-time needs of the power grid.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines to support the rapid growth of the digital economy in an environmentally sustainable way.

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 megawatts (“MW”) with its current operational sites and more future capacity under development, all strategically located in locations served by the Pennsylvania-New Jersey-Maryland Interconnection Energy Market (the “PJM Energy Market”) in the United States. The PJM Energy Market is amongst the largest wholesale power markets in North America.

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

NOTE 1 – GENERAL (Cont.)

Nature of Operations (Cont.)

These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 28, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with SEC on April 30, 2025 (the “2024 Form 10-K”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited consolidated, condensed financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

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

For the nine months ended September 30, 2025, the Company incurred a net loss of $8.0 million, and as of September 30, 2025, had negative working capital of ($38.7 million), had total negative net assets of ($9.4 million) and had an accumulated deficit of ($236.8 million). The Company’s cash position as of September 30, 2025, was $2.3 million.

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

On September 3, 2025, the Company filed a new shelf registration statement on Form S-3 to replace its expired registration statement and to enable the Company to offer and sell securities as needed. See Note 11 – Subsequent Events for additional information.

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

The Company obtains advice from outside resources; however, it is important to note that strategic initiatives may not lead to any transaction or other outcome.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represent the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest. As of September 30, 2025, the Company no longer holds non-controlling interests.

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

	Fair value measured as of September 30, 2025
	Total	Total Level 1	Total Level 2	Total Level 3
Cryptocurrencies	$1,172,487	$1,172,487	$-	$-
Derivative asset	$3,606,207	$-	$-	$3,606,207
Cryptocurrencies due to customer	$1,172,487	$1,172,487	$-	$-

	Fair value measured as of December 31, 2024
	Total	Total Level 1	Total Level 2	Total Level 3
Derivative asset	$2,884,984	$-	$-	$2,884,984

Level 1 Assets and Liabilities:

In accordance with ASU 2023-08, cryptocurrency that was mined from colocation services and held in a digital asset account controlled by the Company are measured at fair value and recognized separately on the cryptocurrencies line of the balance sheet. Due to an ongoing customer dispute, the Company has recognized corresponding cryptocurrencies due to alleged customer liability included in trade and other payables on the balance sheet. The estimated fair value of the cryptocurrency and alleged liability is classified as Level 1 of the fair value hierarchy and is based on the quantity of cryptocurrency held in the digital asset account multiplied by the price quoted on the exchange the Company uses to dispose of digital assets on September 30, 2025.

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

Stock based compensation

The Company follows ASC 718-10, Compensation-Stock Compensation. The Company expenses stock-based compensation to directors, employees, and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company determines the grant-date fair value of options using the Trinomial Lattice Method. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk-free interest rate, the expected life of the option, and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on the historical trading prices of the Company’s common stock, par value $0.001 per share (“Common Stock”). Risk–free interest rates are calculated based on the yield of a 3-year or 5-year United States Treasury constant maturity bond, depending on the agreement.

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

Australian entity MIG No.1 Secured Loan Facility Agreement

MIG No. 1 is party to a Secured Loan Facility Agreement (the “Marshall Loan”) with Marshall. Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (collectively, “Marshall”). The Marshall Loan matured in February 2024 and the total outstanding balance is $11.9 million as of September 30, 2025. The Company is included as a guarantor of this loan. See Note 8 – Loans for additional information.

NOTE 4 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is calculated in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding plus the dilutive effect of unvested restricted stock units (“RSUs”), and outstanding warrants and options. For the periods presented with a net loss, the computation of diluted net loss per share does not include dilutive Common Stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months end September 30, 2025, that presented $327,659 of net income, RSUs of 2,739,837 were added to the weighted average number of shares – basic of 20,863,110 to determine the weighted average number of shares – diluted of 23,602,947, which was used to calculate net income per share, diluted of $0.01. Securities that could potentially dilute net income per share in the future but were excluded in the computation of net diluted loss per share for the periods presented with a net loss as of September 30, 2025 and 2024, are as follows:

	As of September 30,
	2025	2024

Warrants to purchase Common Stock	4,480,839	4,904,016
Options to purchase Common Stock	1,400,000	3,500,417
RSUs issued under a management equity plan	2,739,837	14,335,305
	8,620,676	22,739,738

NOTE 5 – LEASES

The Company’s operating leases are for digital asset mining sites and its finance leases are primarily for related plant and equipment.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating lease charges (1)	$442,245	$533,963	$1,306,137	$1,325,171
Finance lease charges:
Amortization of right-of-use assets	$102,797	$102,797	$308,391	$150,635
Interest on lease obligations	$12,230	$23,536	$45,505	$35,234

(1)	Included in selling, general, and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of September 30, 2025:

	Operating leases	Finance leases

2025	$391,538	$103,294
2026	1,586,044	216,266
2027	1,270,570	-
Total undiscounted lease obligations	3,248,152	319,560
Less: imputed interest	(426,443)	(17,465)
Total present value of lease liabilities	2,821,709	302,095
Less: current portion of lease liabilities	1,301,197	300,191
Non-current lease liabilities	$1,520,512	$1,904

Other lease information as of and for the period ended September 30, 2025:

	Operating leases	Finance leases

Operating cash out flows from leases	$1,287,140	$309,882
Weighted-average remaining lease term (years)	1.96	0.60
Weighted-average discount rate (%)	13.80%	13.50%

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	September 30, 2025	December 31, 2024

Plant and equipment	$10,404,241	$10,404,241
Computer equipment	176,151	176,151
Processing machines (Miners)	77,447,520	77,447,520
Modular data center	22,103,986	22,103,986
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,344,544
Low-cost assets	1,139,066	1,069,260
Leasehold improvements	487,527	487,527
Total	121,302,281	121,232,475
Less: Accumulated depreciation	(97,499,859)	(93,161,060)
Property, plant and equipment, net	$23,802,422	$28,071,415

The Company incurred depreciation and amortization expense in the amounts of $1.3 million and $3.6 million for the three-month periods ended September 30, 2025 and 2024, respectively. The Company incurred depreciation and amortization expense in the amounts of $4.3 million and $16.2 million for the nine-months ended September 30, 2025 and 2024, respectively There were no impairment charges during the nine-month period ended September 30, 2025 and 2024.

NOTE 7 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2025.

The Company recorded income tax benefit (expense) of approximately (22.3)% of income before income taxes and 5.0% of loss before income taxes for the three-month periods ended September 30, 2025 and 2024, respectively.

	For the three months ended September 30,
	2025	2024
Effective income tax rate	(22.3)%	5.0%

The Company recorded income tax expense of approximately 2.4% and 2.6% of loss before income taxes for the nine-month periods ended September 30, 2025 and 2024, respectively.

	For the nine months ended September 30,
	2025	2024
Effective income tax rate	(2.4)%	(2.6)%

As of September 30, 2025, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 7 – INCOME TAXES (Cont.)

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (the “OBBBA”). The OBBBA contains several changes to corporate taxation, including the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications of Section 163(j) interest expense limitations, updates to rules governing global intangible low-taxed income and foreign-derived intangible income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. The Company analyzed the impact of the OBBBA for this Quarterly Report and determined the impact to be immaterial, primarily due to the Company’s full valuation allowance.

NOTE 8 – LOANS

Marshall Loan

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No. 1 and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $11.9 million as of September 30, 2025, all of which is classified as a current liability. There have been no principal or interest payments made since May 2023. See Note 9 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

W Capital Loan

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson SPL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of September 30, 2025, AUD $2.4 million (USD $1.6 million) has been drawn down from this facility, all of which is classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023. See Note 9 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

Celsius Promissory Note

On February 23, 2022, Luna Squares entered into a Digital Colocation Agreement (the “Digital Colocation Agreement”) with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued a Secured Promissory Note (the “Celsius Promissory Note”) for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance, including interest, is $10.5 million as of September 30, 2025, all of which is currently classified as a current liability. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement.

Convertible Notes

On July 8, 2022, the Company issued secured convertible promissory notes (the “Secured Convertible Promissory Notes”) to investors in exchange for cash. The outstanding balance relates to the interest on the Secured Convertible Promissory Notes which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.1 million as of September 30, 2025, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc., alleging a claim to seek USD $0.2 million as unpaid interest under a Secured Convertible Promissory Note after the Company paid in full the principal of $0.5 million, and AUD $0.3 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company under a Variation Deed to Loan Deed dated September 29, 2022, executed by its Australian entity, Mawson SPL. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, on May 31, 2024, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.2 million as unpaid interest plus interest and costs for sums due.

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

The W Capital Loan was originally with Mawson SPL and this Australian entity was placed into Australian voluntary administration on October 30, 2023 and on November 3, 2023, W Capital appointed receivers and managers in Australia under the terms of their security relating to their working capital facility. The Company has corresponded with W Capital and/or its representatives, the Company’s ongoing significant concerns about W Capital and James Manning, a former board director and Chief Executive Officer of the Company (“Manning”), being related parties. W Capital has not responded to the Company’s concerns in a manner satisfactory to the Company.

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

Concurrently with the above Australian litigation, on December 4, 2024, Marshall, W Capital, and Rayra Pty Ltd, as Trustee for the Mountainview Trust (“Rayra” and together with Marshall and W Capital, collectively, the “Original Petitioners”), all Australian entities, concurrently filed an involuntary petition (the “Involuntary Petition”) in the matter entitled In Re Mawson Infrastructure Group, Alleged Debtor, Case No. 1:24-bk-12726, under chapter 11 (“Chapter 11”) of title 11, 11 U.S.C. § 101 through 1330 (the “Bankruptcy Code”), seeking a determination of the court to force the Company into a Chapter 11 proceeding. The Original Petitioners claimed in the Involuntary Petition that they have debts aggregating AUD$13.7 million (approximately USD$8.9 million). Subsequently, Liam Healy and Quentin Olde, in their capacity as Receivers and Managers of MIG No. 1 Pty Ltd (in Liq.), and John McInerney and Philip Campbell-Wilson of Grant Thornton Australia Limited, in their capacity as Joint and Several Liquidators (the “Joining Creditors”) of Mawson Services Pty Ltd. (In Liq.), later joined the Involuntary Petition as additional petitioning creditors (together with the Original Petitioners, collectively, the “Petitioning Creditors”). The Company disputed the validity of the Involuntary Petition and the Petitioning Creditors debt claims, and filed responsive pleadings and other remedies against the Petitioning Creditors for bad faith, pursue sanctions, and other damages as is allowed by applicable law as more fully discussed in Note 9 below.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Cont.)

On January 10, 2025, the Company filed an answer to the Involuntary Petition, and on May 5, 2025 the Company filed with the United States Bankruptcy Court for the District of Delaware a motion for bond and sanctions against the Petitioning Creditors for violating the automatic stay in the involuntary proceedings. On Monday, August 11, 2025, the Honorable Mary F. Walrath, Bankruptcy Judge for the United States Bankruptcy Court for the District of Delaware heard the Company’s motion and granted relief in favor of the Company imposing sanctions on the Petitioning Creditors requiring them to pay the Company’s attorney fees and post a bond before the Petitioning Creditors would be allowed to continue the involuntary proceedings.

During the course of this matter, the Company continued to operate in the ordinary course of business as authorized under 11 U.S.C. § 303(f). Nonetheless, under applicable federal law, all collection efforts by the Company’s creditors, including all of the Petitioning Creditors, continued to be stayed pending final resolution of the Involuntary Petition.

The parties filed pretrial motions seeking various remedies including dismissal prior to trial, sanctions and attorney fees. On May 9, 2025, the Court granted Mawson’s motions for discovery from the Petitioning Creditors and paved a pathway for discovery of Manning—including from Australia if needed. The United States Bankruptcy Court for the District of Delaware denied Celsius’ previously filed motion for sanctions. The trial date was delayed indefinitely to allow for the completion of discovery and the opportunity for the parties to mediate.

As stated above, on May 5, 2025, Mawson filed a motion for sanctions against the Petitioning Creditors seeking, among other things, compelling discovery against the Petitioning Creditors, sanctions for bad faith, and payment of Mawson’s legal fees. The motions were heard by the United States Bankruptcy Court for the District of Delaware on August 11, 2025 wherein the Court ruled from the bench to sanction the Petitioning Creditors requiring them to pay Mawson’s attorney’s fees incurred to date and further ordered the Petitioning Creditors to post a cash bond of $1.5 million before being allowed to proceed any further. Following successful motions brought by the Company against the filing parties in the Involuntary Petition, Marshall, as the largest claimant of the Petitioning Creditors filed a motion to dismiss the Involuntary Petition on August 25, 2025. On October 21, 2025, the United States Bankruptcy Court for the District of Delaware held a hearing on the motion to dismiss and ordered the dismissal of the Involuntary Petition against the Company, while preserving Mawson’s rights to recover from the Petitioning Creditors all damages it incurred due to the bad faith filing of the Involuntary Petition. A written Order of Dismissal was signed by the judge on November 4, 2025 and the Involuntary Petition has been dismissed. The Company expects to vigorously pursue sanctions, attorney fees, general and punitive damages against the Petitioning Creditors, as available to the fullest extent of the law.

Mawson has since learned that on or about October 20, 2025, one of the Australian Petitioning Creditors, W. Capital, has filed for commencement of Australian Insolvency Proceedings placing W Capital under receivership and ultimate liquidation in Australia. It is believed that Mawson is one of W Capital’s largest creditors, if not W Capital’s only creditor. Mawson expects to avail itself of all legal rights and remedies to which it may be entitled to recover from W. Capital under applicable Australian and US laws.

As previously noted, the Company believes that the Petitioning Creditors are using these proceedings in Australia and were using the proceedings in the United States as a bad faith attempt to gain leverage in ongoing legal disputes between the parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Cont.)

Celsius Promissory Note and Digital Colocation Agreement

Luna Squares has not repaid the Celsius Promissory Note as required on its stated maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred the benefit of the Celsius Promissory Note to Celsius Network Ltd. and Celsius Network Ltd has notified Luna Squares that the default interest is payable.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462. An arbitrator was appointed on September 30, 2024 and the parties submitted their respective positions on October 25, 2024 regarding the scheduling of the arbitration. On January 23, 2025, the arbitrator issued a Partial Final Award (the “Partial Final Award”) granting in part Celsius’ claim against Luna Squares on the outstanding promissory note executed by Luna Squares in favor of Celsius. The Partial Final Award granted Celsius monetary damages in the amount of $8.1 million, plus interest and attorney fees. The ruling does not directly affect the Company, however, Celsius was granted an order by the United States Bankruptcy Court for the District of Delaware for relief from the stay to file a Rule 34 motion on its claims against Mawson under a Corporate Guarantee.

Subsequent to the initial proceedings, Celsius filed a motion seeking a partial award from the arbitrator against Mawson based on its corporate guarantee. The arbitrator granted this partial award in favor of Celsius. Additionally, Celsius pursued a motion for sanctions against the Company in the involuntary proceedings referenced above. This motion was prompted by the Court’s denial of the Company’s objection to Celsius’ stay motion. However, after a hearing held on May 9, 2025, the Court denied Celsius’ motion for sanctions.

On October 7, 2025, Celsius filed a petition with the Court to confirm its partial arbitration award against Mawson. Following this, on November 6, 2025, both parties agreed to jointly file a consent judgment and execute a forbearance agreement, which provided additional time for the parties to continue their discussions toward an amicable settlement of all outstanding matters. The Court signed the consent judgment on November 10, 2025.

Currently, the parties are engaged in negotiations to resolve the ongoing litigation. Nevertheless, the Company’s claims and counterclaims for damages against Celsius remain active in the litigation process, and the Company is continuing to pursue these counterclaims and damages expeditiously.

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

Blockware

On April 19, 2024, a civil suit entitled Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc. was filed in the US District Court, Southern District of New York. The matter remains ongoing.  However, the parties are actively pursuing informal settlement discussions.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Cont.)

CleanSpark

On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc (CleanSpark”) and CSRE Properties Sandersville, LLC with the United States District Court for the Southern District of New York in the matter entitled “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC”, Civil Action No. 1:24-cv-5379, for at least $2.0 million for breach of contract of a Bill of Sale dated October 1, 2022, between the parties. On September 13, 2024, the defendants filed a motion to dismiss the proceedings, which was denied by the Court. The matter is proceeding through the court system.

Vertua

On March 16, 2022, Luna Squares entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania (the “Sharon Lease”) with Vertua Property Inc. (“Vertua”), a subsidiary entity in which Vertua Ltd has a 100% ownership interest. Manning is a director of Vertua Ltd and has a material interest in the Sharon lease as a significant stockholder of Vertua Ltd.

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

Consensus Colocation Agreement

On October 12, 2023, the Company entered into a Service Framework Agreement with a wholly owned subsidiary of Consensus Technology Group, Consensus Colocation PA LLC, for colocation services for approximately 15,876 Bitmain Antminer S19 XP miners or approximately 50 MW at Mawson’s Midland, Pennsylvania facilities (the “Service Framework Agreement”). Consensus Technology Group was subsequently acquired by NYDIG. On March 6, 2025, a complaint was filed by Consensus Colocation PA LLC and Stone Ridge Ventures II LLC (collectively, “CTG”) with Court of Chancery of the State of Delaware, under C.A. No. 2025-0252-MTZ seeking (i) a temporary restraining order (“TRO”) to terminate Mawson’s redirection of CTG’s miners following a fee dispute and (ii) authority to remove its miners from Mawson’s facility prior to the termination of the Service Framework Agreement. The matter went to hearing on the TRO on March 13, 2025 and by joint stipulation the parties agreed to terminate the redirection of the miners but that the Service Framework Agreement remained active, and the miners could not be removed before March 20, 2025. All servers were removed by April 15, 2025 and by agreement, the TRO was dismissed. The parties reserved all other rights.

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

On June 27, 2025, CTG filed a Petition and Order of Attachment in Aid of Arbitration with the Supreme Court of the State of New York, County of New York, under Docket No. 653851/2025 against Mawson Hosting, LLC. On July 27, 2025, the Court granted an order for attachment in the amount of $1.3 million against any assets of Mawson Hosting, LLC in the State of New York. Mawson Hosting has no legal presence or assets located within the State of New York.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine-month period ended September 30, 2025, vested and outstanding RSUs were settled into 2,124,462 shares of Common Stock of the Company.

Common Stock Warrants

The Company’s outstanding stock warrants have not changed during the nine-month period ended September 30, 2025. The outstanding stock warrants as of September 30, 2025 are 4,480,839 with a weighted average remaining contractual life (in years) of 2.17 and a weighted average exercise price of $4.33, all of which are exercisable.

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

As of September 30, 2025, the number of shares allocated and available under the 2024 Plan were 4,051,724 shares and 13,448,276 shares, respectively.

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2025 and 2024, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Performance-based restricted stock awards	$-	$2,913	$-	$79,070
Service-based restricted stock awards*	(1,400,190)	4,125,992	1,678,575	11,161,386
Option expense**	-	1,191,918	-	35,098
Total stock-based compensation	$(1,400,190)	$5,320,823	$1,678,575	$11,275,554

*

The expense from service-based restricted stock awards for the three and nine months ended September 30, 2025, includes the reversal of stock-based compensation expense related to forfeited unvested RSUs, offset by expense incurred during the period.

**

The option expense for the nine months ended September 30, 2024, contains a reversal of stock-based compensation expense from the cancellation of option awards granted in 2023, offset by option expense incurred during the period.

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

Stock-Based Compensation: (Cont.)

The following table presents a summary of the Company’s performance-based restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	72,101	7.56
Exercised	-	-
Expired/forfeited	-	-
Outstanding as of September 30, 2025	72,101	6.81
Exercisable as of September 30, 2025	72,101	6.81

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period or as otherwise defined.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	14,178,458	1.30
Issued	2,115,607	-
Exercised	(3,424,236)
Forfeited	(10,202,093)	-
Outstanding as of September 30, 2025	2,667,736	0.35
Exercisable as of September 30, 2025	211,329	0.04

As of September 30, 2025, there was approximately $0.7 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately two years.

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

Stock-Based Compensation: (Cont.)

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,500,417	$1.07	9.20	$-
Forfeited	(2,100,417)	-	-	-
Outstanding as of September 30, 2025	1,400,000	$0.55	8.15	$-
Exercisable as of September 30, 2025	1,400,000	$0.55	-	$-

NOTE 11 – SUBSEQUENT EVENTS

Nasdaq Deficiency

As previously disclosed, on September 12, 2025, the Company was notified that the Nasdaq Hearings Panel (the “Panel”) had determined to grant the Company’s request for continued listing on The Nasdaq Stock Market LLC (“Nasdaq”), subject to the Company timely satisfying certain conditions.

On January 24, 2025, the Company was notified by the Listing Qualifications Department (the “Staff”) of Nasdaq that for the 33 consecutive business days preceding the date of the notice, the Company’s Market Value of Listed Securities (“MVLS”) was less than the $35.0 million minimum required for continued listing under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”) and the Company was granted a 180-calendar day period to regain compliance.

On February 6, 2025, the Company was notified that it had reported a closing bid price of less than $1.00 per share for the previous 30 consecutive business days in contravention of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) and the Company was granted a 180-calendar day period to regain compliance.

As the Company was unable to regain compliance with the MVLS Rule or the Bid Price Rule within the grace periods provided by Nasdaq, the Company was notified that its securities were subject to delisting unless the Company timely requested a hearing before the Panel. The Company timely requested a hearing, at which it presented its compliance plan and requested an extension to demonstrate compliance with the MVLS Rule and the Bid Price Rule.

Following the hearing, on September 12, 2025, the Company received the Panel’s decision, which granted the Company’s request for continued listing on Nasdaq subject to the Company demonstrating compliance with (i) the MVLS Rule by no later than October 15, 2025, and (ii) the Bid Price Rule by no later than November 7, 2025 (together, the “Exception Period”). The Panel’s decision also served to notify the Company that it must provide Nasdaq with prompt notification of any significant events that occur during the Exception Period that may affect the Company’s compliance with Nasdaq’s listing requirements and that the Panel reserved the right to reconsider the terms of the exception based on any event, condition, or circumstance that exists or develops that would, in the opinion of the Panel, make the continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted.

On October 23, 2025, the Company requested (i) an extension of the November 7, 2025 deadline to evidence compliance with the Bid Price Rule through December 4, 2025 and (ii) an extension of the October 15, 2025 deadline to evidence compliance with the MVLS Rule through December 19, 2025. On October 31, 2025, the Company received written notice that the Panel had granted the Company’s request.

There can be no assurance that the Company will be able to regain compliance with either the MVLS Rule or the Bid Price Rule or otherwise maintain compliance with all other applicable criteria for continued listing on Nasdaq. In such case, the Company’s securities would be subject to delisting.

NOTE 11 – SUBSEQUENT EVENTS (Cont.)

Termination of Sales Agreement

On October 13, 2025, the Company voluntarily terminated its Sales Agreement (the “Prior Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (collectively with the Lead Agent, the “Agents” and individually an “Agent”). Under the terms of the Prior Sales Agreement, dated December 13, 2024, the Company had the right to sell shares of its Common Stock having an aggregate sales price of up to $12 million, from time to time, through an “at the market offering” program under which the Agents would act as sales agent. No sales of shares of Common Stock were made under the Prior Sales Agreement. Pursuant to its terms, the Company had the right to terminate the Prior Sales Agreement. In connection with the Prior Sales Agreement termination, no early termination penalties were incurred by the Company.

Entry into At the Market Offering Agreement

On October 16, 2025, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares (the “Shares”) of our Common Stock having an aggregate sales price of up to $9.6 million, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of Shares made under the Sales Agreement will be made by any method that is deemed an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

We will pay Wainwright a commission in an amount equal to 3.0% of the gross proceeds from the sale of the Shares and have agreed to provide Wainwright with customary indemnification and contribution rights. In addition, we have agreed to reimburse Wainwright for fees and disbursements related to its legal counsel in an amount not to exceed $50,000. Additionally, pursuant to the terms of the Sales Agreement, we agreed to reimburse Wainwright for the documented fees and costs of its legal counsel reasonably incurred in connection with Wainwright’s ongoing due diligence from time to time arising from the transactions contemplated by the Sales Agreement in an amount not to exceed $2,500 in the aggregate per due diligence update. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto.

We are not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $9.6 million and (2) the termination of the Sales Agreement by either us or Wainwright, as permitted therein.

The Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-290013) and a prospectus supplement, dated October 17, 2025, filed with the SEC on October 17, 2025.

As of November 12, 2025, the Company has sold 1,355,215 shares of Common Stock under the Sales Agreement at an average price of $1.28 per share, which has resulted in net proceeds to the Company of $1.7 million.

Pilot Program

In October 2025, we announced the launch of a graphics processing unit (“GPU”) pilot program on a major, leading decentralized AI network. Our GPU pilot’s overarching objective is to build a repeatable, scalable framework that proves a path for us to expand our role as an AI cloud or infrastructure provider across our U.S. sites. The initial phase of the project is an aggressive 100-day plan to retrieve performance data, evaluate project economics, and test market fit. Comprehensive analysis throughout the pilot will be executed to ensure the security, reliability, and commercial viability of our design.

Lease Extension

As previously disclosed, on May 24, 2023, Mawson Bellefonte LLC signed a Lease Agreement (the “Lease Agreement”) for the Company’s 9,918 square foot developed mining facility in Bellefonte, PA. The initial term under the Lease Agreement expires December 31, 2025, with a five-year renewal option.

On November 6, 2025, the parties to the Lease Agreement executed a Lease Amendment exercising the five-year lease renewal option. The term under the Lease Agreement now extends to December 31, 2030.

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

This report, our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2025 and August 14, 2025, and the 2024 Form 10-K identify important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, including those set forth under Item 1A. “Risk Factors” below.

The risk factors included in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2025 and August 14, 2025, and on the 2024 Form 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to technologies and digital infrastructure;

-	our ability to continue as a going concern;

-	our ability to cure any continued listing deficiencies and maintain the listing of our Common Stock on the Nasdaq Capital Market;

-	the availability of our “at the market offering” program and our ability or inability to secure additional funds through equity financing transactions;

-	access to reliable and reasonably priced electricity sources;

-	operational, maintenance, repair, safety, and construction risks;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	our reliance on key management personnel and employees;

-	our ability to attract or retain the talent needed to sustain or grow the business;

-	our ability to develop and execute on our business strategy and plans;

-	counterparty risks related to our customers, agreements and/or contracts;

-	the loss of a significant digital colocation customer;

-	adverse actions by creditors, debt providers, or other parties;

-	continued evolution and uncertainty related to growth in blockchain and Bitcoin and other digital assets’ usage;

-	high volatility in Bitcoin and other digital assets’ prices and in value attributable to our business;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	the evolution of AI and HPC market and changing technologies;

-	the slower than expected growth in demand for AI, HPC and other accelerated computing technologies;

-	the ability to timely implement and execute on AI and HPC digital infrastructure contracts or deployment;

-	the ability to timely complete the digital infrastructure build-out in order to achieve its revenue expectations for the periods mentioned;

-	downturns in the digital assets industry;

-	counterparty risks and risks of delayed or delinquent payments from customers and others;

-	inflation, economic or political environment;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	changes to the Bitcoin and/or other networks’ protocols and software;

-	the decrease in the incentive or increased network difficulty to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the risk factors set out in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2025 and August 14, 2025, and in our 2024 Form 10-K.

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

The Company designs, builds and operates next-generation digital infrastructure platforms for enterprise customers and for its own purposes. The Company provides services spanning AI, HPC, digital assets including Bitcoin mining, and other intensive computer applications. The Company delivers both self-mining operations and colocation services to enterprise customers with a vertically integrated infrastructure model built for scalability and efficiency. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company participates in energy management programs related to the real-time needs of the power grid.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines to support the rapid growth of the digital economy in an environmentally sustainable way.

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 MW with its current operational sites, with additional future capacity under development, all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is the largest wholesale power market in North America.

In October 2025, we announced the launch of a graphics processing unit (“GPU”) pilot program on a major, leading decentralized AI network. Our GPU pilot’s overarching objective is to build a repeatable, scalable framework that proves a path for us to expand our role as an AI cloud or infrastructure provider across its U.S. sites. The initial phase of the project is an aggressive 100-day plan to retrieve performance data, evaluate project economics, and test market fit. Comprehensive analysis throughout the pilot will be executed to ensure the security, reliability, and commercial viability of our design.

Results of Operations – Three months ended September 30, 2025 compared to the three months ended September 30, 2024

	For the three months ended
	September 30,
	2025	2024
Revenues:
Digital colocation revenue	$7,161,452	$9,518,696
Energy management revenue	5,426,302	1,963,805
Digital assets mining revenue	586,952	833,516
Total revenues	13,174,706	12,316,017
Less: Cost of revenues (excluding depreciation)	4,611,408	7,996,440
Gross profit	8,563,298	4,319,577
Operating expenses:
Selling, general and administrative	5,838,711	6,000,344
Stock-based compensation	(1,400,190)	5,320,823
Depreciation and amortization	1,344,767	3,607,848
Change in fair value of derivative asset	1,201,299	789,146
Total operating expenses	6,984,587	15,718,161
Income (loss) from operations	1,578,711	(11,398,584)
Non-operating income (expense):
Loss on foreign currency transactions	(337,919)	(352,375)
Interest expense	(868,082)	(801,625)
Other income	58,555	119,526
Other expenses	(9,798)	(443,537)
Total non-operating expense, net	(1,157,244)	(1,478,011)
Income (loss) before income taxes	421,467	(12,876,595)
Income tax benefit (expense)	(93,808)	648,857
Net Income (loss)	$327,659	$(12,227,738)
Net income (loss) per share, basic	$0.02	$(0.66)
Net income (loss) per share, diluted	$0.01	$(0.66)
Weighted average number of shares outstanding – basic	20,863,110	18,519,572
Weighted average number of shares outstanding – diluted	23,602,947	18,519,572

Revenues

Digital colocation revenues for the three months ended September 30, 2025 and 2024, were $7.2 million and $9.5 million, respectively. This represented a 25% decrease or a decrease of $2.4 million, compared to the same period in 2024. The decrease in revenue was primarily attributable to a reduction in both the number of customers and the average contract size as compared to the 2024 period, offset by an increase in revenues of $2.0 million due to the settlement of contracts with former customers. In 2025, the Company entered into a profit-share agreement that generated lower revenue relative to traditional colocation arrangements but yielded higher overall profitability. The Company continues to enhance its digital colocation capabilities to expand its customer base and increase the number of machines utilizing its digital colocation infrastructure services.

Energy management revenues for the three months ended September 30, 2025 and 2024, were $5.4 million and $2.0 million, respectively. This represented a 176% increase or an increase of $3.5 million, compared to the same period in 2024. The increase was primarily attributable to the Company’s enhanced energy management programs, which leverage advanced software and analytics to optimize power usage in response to real-time grid conditions and market pricing signals. Energy management programs enable the Company to generate revenue and reduce energy costs by adjusting power consumption during periods of elevated demand or pricing volatility. Higher overall energy prices and greater grid demand variability during the 2025 period contributed to increased participation in energy management programs relative to 2024.

Digital assets mining revenues from self-mining of Bitcoin for the three months ended September 30, 2025 and 2024, were $0.6 million and $0.8 million, respectively. This represented a decrease of $0.2 million compared to the same period in 2024. The decline was primarily driven by industry-wide conditions, including higher overall energy costs and an increase in global network difficulty, both of which contributed to lower Bitcoin production from self-mining activities.

Cost of revenues

Our cost of revenues consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenues for the three months ended September 30, 2025 and 2024, were $4.6 million and $8.0 million, respectively. This decrease of $3.4 million, or 42%, in cost of revenues compared to the same period in 2024 was attributable to lower energy consumption from reduced digital colocation services and digital asset mining from self-mining, partially offset by higher average energy prices during the 2025 period.

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

Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were $5.9 million and $6.0 million, respectively, a decrease of $0.2 million, or 3%, from period to period.

Stock-based compensation

Stock-based compensation (benefits) expenses for the three months ended September 30, 2025 and 2024 were $(1.4) million and $5.3 million, respectively. The benefit recognized during the 2025 period was due to the reversal of previously recognized share-based compensation expense due to the forfeiture of RSUs.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and modular data center (“MDC”) equipment.

Depreciation and amortization for the three months ended September 30, 2025 and 2024, were $1.3 million and $3.6 million, respectively. The lower depreciation and amortization expense is the result of liquidation and an increased number of the Company’s digital asset mining hardware being fully depreciated compared to prior periods.

Change in fair value of derivative asset

During the three months ended September 30, 2025 and 2024, there was a loss on the fair value of the derivative asset of $1.2 million and $0.8 million, respectively, in relation to our power supply arrangements. Changes in energy market prices and volatility impacted the fair value of the hedge during these periods.

Non-operating income (expense)

Non-operating income (expense) consist primarily of interest expenses, gain (loss) on foreign currency transactions, and other income and expenses.

Interest expenses for each of the three months ended September 30, 2025 and 2024, were $0.9 million and $0.8 million, respectively.

During the three months ended September 30, 2025, loss on foreign currency transactions was $0.3 million. During the three months ended September 30, 2024, loss on foreign currency transactions was $0.4 million.

Income tax benefit (expense)

The Company recorded income tax benefit (expense) of approximately (22.3)% of income before income taxes and 5.0% of loss before income taxes for the three-month periods ended September 30, 2025 and 2024, respectively. The difference in the income tax benefit (expense) for the three-month period ended September 30, 2025 versus the three-month period ended September 30, 2024 relates mainly to differences in estimated interest and penalty accruals included in the current payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances that impact the Company’s deferred tax expense. For the 2025 period, the interest and penalties only relate to the incremental increase during the three-month period ended September 30, 2025 while the 2024 interest and penalties relate to both the three-month period ended September 30, 2024 and prior periods beginning in 2021.

Enactment of the “One Big Beautiful Bill Act” (OBBBA)

On July 4, 2025, President Donald Trump signed into law the OBBBA. The OBBBA contains several changes to corporate taxation, including the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (“R&E”) expenditures, modifications of Section 163(j) interest expense limitations, updates to rules governing global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. The Company analyzed the impact of the OBBBA for this Quarterly Report and determined the impact to be immaterial, primarily due to the Company’s full valuation allowance.

Results of Operations – Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	For the nine months ended
	September 30,
	2025	2024
Revenues:
Digital colocation revenue	$21,250,623	$25,884,176
Energy management revenue	13,621,889	6,168,906
Digital assets mining revenue	1,649,750	11,596,363
Equipment sales	-	550,000
Total revenues	36,522,262	44,199,445
Less: Cost of revenues (excluding depreciation)	18,101,404	28,577,249
Gross profit	18,420,858	15,622,196
Operating expenses:
Selling, general and administrative	17,542,427	13,100,223
Stock-based compensation	1,678,575	11,275,554
Depreciation and amortization	4,338,799	16,211,516
Change in fair value of derivative asset	(721,222)	878,096
Total operating expenses	22,838,579	41,465,389
Loss from operations	(4,417,721)	(25,843,193)
Non-operating income (expense):
Loss on foreign currency transactions	(1,115,209)	(474,210)
Interest expense	(2,480,283)	(2,289,150)
Other income	223,313	309,209
Other expenses	(28,753)	(29,800)
Loss on deconsolidation	-	(12,444,097)
Total non-operating expense, net	(3,400,932)	(14,928,048)
Loss before income taxes	(7,818,653)	(40,771,241)
Income tax expense	(185,984)	(1,044,475)
Net Loss	(8,004,637)	(41,815,716)
Less: Net loss attributable to non-controlling interests	-	(205,086)
Net Loss attributed to Mawson common stockholders	$(8,004,637)	$(41,610,630)
Net Loss per share, basic & diluted	$(0.40)	$(2.37)
Weighted average number of shares outstanding	19,970,014	17,529,342

Revenues

Digital colocation revenues for nine months ended September 30, 2025 and 2024, were $21.3 million and $25.9 million, respectively. This represented an 18% decrease or a decrease of $4.6 million, compared to the same period in 2024. The decrease in revenue was primarily attributable to a reduction in both the number of customers and the average contract size as compared to the 2024 period, offset by an increase in revenues of $2.0 million due to the settlement of contracts with former customers. In 2025, the Company entered into a profit-share agreement that generated lower revenue relative to traditional colocation arrangements but yielded higher overall profitability. The Company continues to enhance its digital colocation capabilities to expand its customer base and increase the number of machines utilizing its digital colocation infrastructure services.

Energy management revenues for the nine months ended September 30, 2025 and 2024, were $13.6 million and $6.2 million, respectively. This represented a 121% increase or an increase of $7.5 million, compared to the same period in 2024. The increase was primarily attributable to the Company’s enhanced energy management programs, which leverage advanced software and analytics to optimize power usage in response to real-time grid conditions and market pricing signals. Energy management programs enable the Company to generate revenue and reduce energy costs by adjusting power consumption during periods of elevated demand or pricing volatility. Higher overall energy prices and greater grid demand variability during the 2025 period contributed to increased participation in energy management programs relative to 2024.

Digital assets mining revenues from self-mining of Bitcoin for the nine months ended September 30, 2025 and 2024, were $1.6 million and $11.6 million, respectively. This represented a decrease of $9.9 million compared to the same period in 2024. The decline in self-mining revenues was primarily driven by industry-wide conditions, including higher overall energy costs and increased network difficulty, which contributed to reduced Bitcoin production. In addition, the Company’s revenue mix continued to evolve during 2025, reflecting a strategic shift away from self-mining activities toward digital asset colocation services. This transition has resulted in a greater proportion of revenue being generated from colocation operations.

Cost of revenue

Our cost of revenue consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenue for the nine months ended September 30, 2025 and 2024, were $18.1 million and $28.6 million, respectively. This decrease of $10.5 million, or 37%, in cost of revenue compared to the same period in 2024 was attributable to lower energy consumption from reduced digital colocation services and digital asset mining from self-mining, partially offset by higher average energy prices during the 2025 period.

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

Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were $17.5 million and $13.1 million, respectively, an increase of $4.4 million, or 34%. The increase was primarily driven by higher external legal and litigation related expenses, employee compensation and the write-off of uncollectible customer accounts.

Stock-based compensation

Stock-based compensation expenses for the nine months ended September 30, 2025 and 2024 were $1.7 million and $11.3 million, respectively. The benefit recognized during the 2025 period was due to the reversal of previously recognized share-based compensation expense due to the forfeiture of RSUs.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and MDC equipment.

Depreciation and amortization for the nine months ended September 30, 2025 and 2024, were $4.3 million and $16.2 million, respectively. The lower depreciation and amortization expense is the result of liquidation and deconsolidation of MIG No. 1 and an increased number of the Company’s digital asset mining hardware being fully depreciated compared to prior periods.

Change in fair value of derivative asset

During the nine months ended September 30, 2025 and 2024, there was a gain on the fair value of the derivative asset of $0.7 million and a loss on the fair value of the derivative asset of $0.9 million, respectively, in relation to our power supply arrangements. The increase in the fair value of the derivative asset during 2025 was primarily driven by higher volatility and elevated forward energy prices, which increased the expected value of the Company’s hedge position. In contrast, the decrease in 2024 reflected a more stable energy price environment with limited forward price movement.

Non-operating income (expense)

Non-operating income (expense) consists primarily of interest expenses, gain (loss) on foreign currency transactions, loss on deconsolidation and other income and expenses.

Interest expenses for the nine months ended September 30, 2025 and 2024, were $2.5 million and $2.3 million, respectively.

During the nine months ended September 30, 2025, loss on foreign currency transactions was $1.1 million. During the nine months ended September 30, 2024, loss on foreign currency transactions was $0.5 million. This difference was due to higher Australian Dollar denominated liabilities in 2025 compared with 2024 and movement in the foreign exchange rate.

During the nine months ended September 30, 2024, the Company recognized a deconsolidation loss of $12.4 million. This loss was as a result of three Australian entities and subsidiaries, MIG No.1, Mawson AU and Mawson SPL, proceeding into Australian court appointed liquidation and accordingly these subsidiaries were deconsolidated. The deconsolidation loss recorded was due to the removal of the net assets and certain liabilities of this subsidiary from the condensed consolidated financial statements. See Note 3 – Australian Subsidiaries Deconsolidation to the Consolidated Condensed Financial Statements (Unaudited) in Item 1. Financial Statements, for further discussion of MIG No. 1.

Income tax expense

The Company recorded income tax expense of approximately 2.4% and 2.6% of loss before income tax expense for the nine-month periods ended September 30, 2025 and 2024, respectively. The difference in the income tax expense for the nine-month period ended September 30, 2025 versus the nine-month period ended September 30, 2024 relates mainly to differences in estimated interest and penalty accruals included in the current payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances which impact the Company’s deferred tax expense. For 2025, the interest and penalties only relate to the incremental increase during the nine-month period ended September 30, 2025 while the 2024 interest and penalties relate to both the nine-month period ended September 30, 2024 and prior periods beginning in 2021.

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the OBBBA. The OBBBA contains several changes to corporate taxation, including the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of R&E expenditures, modifications of Section 163(j) interest expense limitations, updates to rules governing GILTI and FDII, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. The Company analyzed the impact of the OBBBA for this Quarterly Report and determined the impact to be immaterial, primarily due to the Company’s full valuation allowance.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the nine months ended September 30, 2025, we financed our operations primarily through cash flow provided by operating activities and other cash reserves.

On October 13, 2025, the Company voluntarily terminated its Prior Sales Agreement with Roth Capital Partners, LLC and A.G.P./Alliance Global Partners. Under the terms of the Prior Sales Agreement, the Company had the right to sell shares of its Common Stock having an aggregate sales price of up to $12 million, from time to time, through an “at the market offering” program. No sales of shares of Common Stock were made under the Prior Sales Agreement. Pursuant to its terms, the Company had the right to terminate the Prior Sales Agreement. In connection with the Prior Sales Agreement termination, no early termination penalties were incurred by the Company.

On October 16, 2025, we entered into the Sales Agreement with Wainwright to sell Shares of our Common Stock having an aggregate sales price of up to $9.6 million, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of Shares made under the Sales Agreement will be made by any method that is deemed an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

We will pay Wainwright a commission in an amount equal to 3.0% of the gross proceeds from the sale of the Shares and have agreed to provide Wainwright with customary indemnification and contribution rights. In addition, we have agreed to reimburse Wainwright for fees and disbursements related to its legal counsel in an amount not to exceed $50,000. Additionally, pursuant to the terms of the Sales Agreement, we agreed to reimburse Wainwright for the documented fees and costs of its legal counsel reasonably incurred in connection with Wainwright’s ongoing due diligence from time to time arising from the transactions contemplated by the Sales Agreement in an amount not to exceed $2,500 in the aggregate per due diligence update. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto.

We are not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $9.6 million and (2) the termination of the Sales Agreement by either us or Wainwright, as permitted therein.

As of November 12, 2025, we have sold 1,355,215 shares of Common Stock under the Sales Agreement at an average price of $1.28 per share, which has resulted in net proceeds to us of $1.7 million.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to use, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities are expected to be adequate to fund our operations over the next twelve months. For our business growth, it is expected we may continue investing in expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of September 30, 2025, we had an aggregate of $24.2 million of debt, all of which is overdue for repayment unless we refinance, renegotiate the terms, or prevail in our disputes and/or related claims and/or counterclaims. In addition, the Celsius deposit of $15.3 million is the subject of an ongoing legal dispute in arbitration with Mawson and Celsius having claims and counterclaims. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

We will need to raise substantial additional capital to continue our operations, execute our business strategy and meet our debt service obligations. We may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

Working Capital and Cash Flows

As of September 30, 2025 and December 31, 2024, we had a cash and cash equivalent balance of $2.3 million and $6.1 million, respectively. As of September 30, 2025 and December 31, 2024, the trade receivables balance was $13.8 million and $15.2 million, respectively. As of September 30, 2025, we had $24.2 million of outstanding short-term loans, and as of December 31, 2024, we had $20.9 million of short-term loans. The short-term loans as of September 30, 2025, relate to the Celsius Promissory Note, W Capital Loan, Secured Convertible Promissory Notes and Marshall Loan (each of which is currently in default). Refer to “Material Cash Requirements” below for more information. As of September 30, 2025 and December 31, 2024, we had negative working capital of $38.7 million and $35.9 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(3,433,494)	$3,106,434
Net cash used in investing activities	$(69,806)	$(1,097,654)
Net cash used in financing activities	$(309,882)	$(726,773)

For the nine months ended September 30, 2025, net cash used in operating activities was $3.4 million and for the nine months ended September 30, 2024, net cash provided by operating activities was $3.1 million. We had a net loss of $5.9 million for the nine months ended September 30, 2025, which included $0.7 million of gain on derivative asset, $0.4 million benefit from stock-based compensation, $4.3 million of depreciation and amortization expense, $1.0 million of provision for doubtful accounts and $2.5 million of non-cash interest expense. We had a net loss of $41.8 million for the nine months ended September 30, 2024, which included $13.0 million loss on deconsolidation, $16.2 million of depreciation and amortization expense, $11.3 million of stock-based compensation expense, and $0.9 million of loss on derivative asset.

For the nine months ended September 30, 2025, net cash used in investing activities was $0.1 million and for the nine months ended September 30, 2024, net cash used in investing activities was $1.1 million. The net cash used in investing activities during the nine months ended September 30, 2024, was primarily attributable to capital expenditures partially offset by proceeds from sale of certain non-utilized equipment.

For the nine months ended September 30, 2025 and 2024, net cash used in financing activities was $0.3 million and $0.7 million, respectively. The cash used in financing activities during the nine months ended September 30, 2025 and September 30, 2024, was primarily attributable to lease payments and loan payments.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Note 9 – Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 and a general security agreement given by the Company. Principal repayments began during November 2022. There has been no principal and interest payments made since May 2023. The outstanding balance including interest is $11.9 million as of September 30, 2025, all of which is currently classified as a current liability.

The Company is included as a guarantor of the W Capital Loan. As of September 30, 2025, the balance was AUD $2.4 million (USD $1.6 million) representing outstanding interest, all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023.

On February 23, 2022, Luna Squares entered into the Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued the Celsius Promissory Note for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance including interest is $10.5 million as of September 30, 2025, all of which is currently classified as a current liability.

On July 8, 2022, the Company issued the Secured Convertible Promissory Notes in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million had been classified as a current liability. The convertible note matured in July 2023. Interest has been accrued from July 2023 onwards and therefore the outstanding balance is $0.1 million as of September 30, 2025, all of which is classified as a current liability. During 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

Financial condition

As of September 30, 2025, and December 31, 2024, we had current liabilities of $59.9 million and $61.9 million, respectively. As of September 30, 2025, and December 31, 2024, we had negative net assets of $9.4 million and $3.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $234.7 million compared to $228.8 million as of December 31, 2024. Our cash position of September 30, 2025, was $2.3 million in comparison to $6.1 million as of December 31, 2024.

For the nine- month period ended September 30, 2025 and 2024, the Company incurred a net loss attributed to Mawson common stockholders of $5.9 million and $41.6 million, respectively, a decrease in financial loss of $35.7 million.

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

We require additional capital to respond to near-term debt repayment obligations, competitive pressure, market dynamics, new technologies, customer demands, business opportunities and challenges, potential acquisitions or unforeseen circumstances, and we will likely need to engage in equity or debt financings in the short term. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to fund, grow or support our business model and to respond to business challenges could be significantly limited, our business, financial condition and results of operations could be adversely affected, and this may result in bankruptcy or our ceasing operations.

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

Non-GAAP Financial Measures

The Company reports all financial information required in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information. Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net loss plus income tax, depreciation and amortization, further adjusted by stock-based compensation, gain/loss on foreign currency, other non-operating income and expenses, change in fair value of derivative assets, provision for doubtful accounts, net of recoveries and loss on deconsolidation.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of non-GAAP adjusted EBITDA:
Net income (loss):	$327,659	$(12,227,738)	$(8,004,637)	$(41,815,716)
Depreciation and amortization	1,344,767	3,607,848	4,338,799	16,211,516
Stock-based compensation	(1,400,190)	5,320,823	1,678,575	11,275,554
Losses on foreign currency transactions	337,919	352,375	1,115,209	474,210
Other non-operating income	(58,555)	(119,526)	(223,313)	(309,209)
Other non-operating expenses	877,882	1,245,162	2,509,036	2,318,950
Change in fair value of derivative asset	1,201,299	789,146	(721,222)	878,096
Income tax	93,808	(648,857)	185,984	1,044,475
Provision for doubtful accounts	68,954	-	1,046,709	-
Loss on deconsolidation	-	-	-	12,444,097
EBITDA (non-GAAP)	$2,793,544	$(1,680,767)	$1,925,140	$2,521,973

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our Board of Directors, the Committee(s) thereof and our management team, including our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Our Board of Directors and management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025, including the material weaknesses in our internal control over financial reporting described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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

Segregation of Duties and Staff Turnover. In prior quarters, we identified an inadequate segregation of duties in place related to our financial reporting and other review and oversight procedures due to the lack of sufficient accounting and other personnel, giving rise to the risk of lack of ability to react in a timely manner to operations issues and to fully meet the requirements of the SEC, GAAP, and the Sarbanes-Oxley Act of 2002 (“SOX”).

During the nine-month period ending September 30, 2025, we have implemented several corrective measures, including the hiring of additional accounting and finance personnel, which has strengthened our overall control environment. These new resources have allowed us to establish sufficient segregation of duties across financial reporting, journal entry preparation and review, account reconciliations and oversight procedures. We believe our actions will help us remediate this material weakness in future periods. We will continue to monitor and test the operating effectiveness of these enhanced controls to confirm their sustainability.

Controls over the financial statement close and reporting process. In prior quarters, we identified material weaknesses in the design or implementation of controls in the financial statement close and reporting process, including controls related to complex or judgmental accounting transactions, manual journal entries, account reconciliations and financial statement policies and disclosures.

During the nine-month period ended September 30, 2025, we implemented a remediation plan that included hiring and training additional qualified accounting personnel, formalizing monthly and quarterly closing calendars with documented review procedures for reconciliations and manual journal entries, including independent approvals through system workflows, enhancing documentation of key accounting policies, estimates, and disclosure controls, and the implementation of ongoing monitoring and quality-control reviews. We believe our actions and testing will help us sufficiently remediate this material weakness in future periods. We will continue to evaluate and refine these measures and report on our progress.

Information and Technology Controls. In prior quarters, we identified material weaknesses in our information technology (“IT”) general controls, including deficiencies in access to programs and data, program changes, program development, and related IT governance.

During the nine-month period ending September 30, 2025, we have implemented and documented additional IT General Computer Controls (“ITGCs”) including enhanced access controls over programs and data, strengthened change-management and program development procedures, improved segregation of duties and monitoring activities, and formalized ongoing review and documentation processes.

These remediation measures were subjected to management’s review and testing for both design and operating effectiveness, in accordance with SOX requirements. We believe our actions and testing will help us sufficiently remediate this material weakness in future periods. We will continue to evaluate and refine these measures and report on our progress.

Data from third parties. In prior quarters, we identified that the Company had insufficient resources and personnel to fully execute its designed controls to ensure that data received from third parties is validated, complete and accurate. Such data is relied on by the Company in determining amounts pertaining to mining and colocation revenue, net energy benefits, and digital currency assets. During the nine-month ending September 30, 2025, we have implemented additional ITGCs in the areas of access, change management, monitoring, and data backup processes to strengthen validation of third-party data relied upon in financial reporting. We believe our actions and testing will help us sufficiently remediate this material weakness in future periods. We will continue to evaluate and refine these measures and report on our progress.

Fixed asset verification. In prior quarters, we identified a material weakness in fixed asset verification due to limited resources and systems constraints that restricted our ability to fully execute designed controls and track assets, creating a risk around the existence of fixed assets.

During the nine-month period ending September 30, 2025, we addressed these limitations by dedicating additional resources, implementing structured monthly cycle counts and annual wall-to-wall verifications of fixed assets, enhanced reconciliation procedures and strengthen systems application for calculating and recording depreciation expense and to track assets. We believe our actions and testing will sufficiently remediate this material weakness in future periods. We will continue to evaluate and refine these measures and report on our progress.

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

On July 8, 2025, the Company filed a complaint in the Court of Chancery of the State of Delaware against Mr. Mewawalla captioned Mawson Infrastructure Group Inc. v. Rahul Mewawalla, No. 2025-0789-JTL (the “Mewawalla Action”). The Mewawalla Action seeks to recover damages from Mr. Mewawalla arising out of his alleged breach of fiduciary duties as a director, as well as alleged fraud. Mr. Mewawalla has not filed an answer to the Mewawalla Action, but after an amended complaint was filed by the Company, Mr. Mewawalla filed a one-page motion to dismiss on November 6, 2025. The parties have agreed on a schedule for opening, answering, and filing reply briefs, after which oral argument will be heard by the Court. The Company expects a decision to follow months after the oral argument date.

The Company and its subsidiaries from time to time in the future may be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments or other correspondence from time to time which could lead to legal proceedings.

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2025 and August 14, 2025 and the 2024 Form 10-K. Except as set forth below, there have been no material changes to the primary risks related to our business and securities as described in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2025 and August 14, 2025, and the 2024 Form 10-K under “Risk Factors” in Item 1A.

Risks Related to Our Business

We receive a significant portion of our digital colocation revenues from a limited number of customers. The loss of a major customer could adversely affect our business.

We have in the past and expect to continue to derive a significant portion of our digital colocation revenues from a relatively limited number of customers. The loss of any one or more of these customers, a significant change in their business model, or in their ability to make payments when due, could materially and adversely affect our sales, financial condition and liquidity. These factors are largely beyond our control and the resulting loss in revenues may be difficult or impossible to replace. Recently, we experienced the loss of one of our former most significant colocation customers due to its acquisition by one of our competitors. If we are unsuccessful in offsetting the decline in colocation revenue from this customer with revenue from new colocation customers or other existing customers, our revenues and results of operations could be materially adversely affected.

Risks Related to our Capital Stock

We are not currently in compliance with the continued listing requirements for Nasdaq. If we do not regain compliance and continue to meet the continued listing requirements, our Common Stock may be delisted and the price of our Common Stock, our ability to access the capital markets and our financial condition could be negatively impacted.

As previously disclosed, on September 12, 2025, the Company was notified that the Panel had determined to grant the Company’s request for continued listing on Nasdaq, subject to the Company timely satisfying certain conditions.

On January 24, 2025, the Company was notified by the Staff of Nasdaq that for the 33 consecutive business days preceding the date of the notice, the Company’s MVLS was less than the $35.0 million minimum required for continued listing under the MVLS Rule and the Company was granted a 180-calendar day period to regain compliance.

On February 6, 2025, the Company was notified that it had reported a closing bid price of less than $1.00 per share for the previous 30 consecutive business days in contravention of the Bid Price Rule and the Company was granted a 180-calendar day period to regain compliance.

As the Company was unable to regain compliance with the MVLS Rule or the Bid Price Rule within the grace periods provided by Nasdaq, the Company was notified that its securities were subject to delisting unless the Company timely requested a hearing before the Panel. The Company timely requested a hearing, at which it presented its compliance plan and requested an extension to demonstrate compliance with the MVLS Rule and the Bid Price Rule.

Following the hearing, on September 12, 2025, the Company received the Panel’s decision, which granted the Company’s request for continued listing on Nasdaq subject to the Company demonstrating compliance with (i) the MVLS Rule by no later than October 15, 2025, and (ii) the Bid Price Rule by no later than November 7, 2025. The Panel’s decision also served to notify the Company that it must provide Nasdaq with prompt notification of any significant events that occur during the Exception Period that may affect the Company’s compliance with Nasdaq’s listing requirements and that the Panel reserved the right to reconsider the terms of the exception based on any event, condition, or circumstance that exists or develops that would, in the opinion of the Panel, make the continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted.

On October 23, 2025, the Company requested (i) an extension of the November 7, 2025 deadline to evidence compliance with the Bid Price Rule through December 4, 2025 and (ii) an extension of the October 15, 2025 deadline to evidence compliance with the MVLS Rule through December 19, 2025. On October 31, 2025, the Company received written notice that the Panel had granted the Company’s request.

There can be no assurance that the Company will be able to regain compliance with either the MVLS Rule or the Bid Price Rule or otherwise maintain compliance with all other applicable criteria for continued listing on Nasdaq. In such case, the Company’s securities would be subject to delisting.

If we are unable to regain compliance and maintain listing on Nasdaq and Nasdaq delists our securities from trading on its exchange, we and our stockholders could face significant negative consequences including: reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news coverage of the Company; and limiting our ability to issue additional securities or obtain additional financing in the future. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20.00 million to Luna Squares through the Celsius Promissory Note, which had a maturity date of August 23, 2023, and a total outstanding balance as of September 30, 2025 of $10.5 million. Luna Squares has not repaid the loan as required on the maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred to benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares the default interest is payable. On November 23, 2023, Celsius filed an arbitration proceeding against Mawson, its subsidiaries Luna Squares and Cosmos, asserting various claims related to the alleged breach of the Celsius Colocation Agreement. The Company is pursuing counter claims against Celsius. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Marshall Loan matured in February 2024 and the total outstanding balance is $11.9 million as of September 30, 2025. MIG No. 1, an Australian entity, has not made a payment on principal and interest since May 2023, despite such payments falling due, and is therefore alleged by Marshall to be in default under the Marshall Loan. MIG No. 1 is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, Mig No.1 was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date.

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

The Company is the guarantor of the W Capital Loan. As of September 30, 2025, AUD $2.3 million (USD $1.6 million) has been drawn down from this facility. The W Capital Loan expired in March 2023 and the Company did not extend the maturity date and has not repaid the loan amount. The Company is therefore considered by W Capital to be in default. This W Capital Loan was originally with Mawson SPL, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note (the “Convertible Note”) with W Capital Advisors Pty Ltd with an outstanding balance of $0.1 million as of September 30, 2025. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the Convertible Note.

For more information on the above matters, refer to Note 9 - Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 9 is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Regulation S-K.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)
3.9	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)
3.10	Certificate of Registration of a Company of Cosmos Capital Limited ACN 636 458 912 (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Constitution of Cosmos Capital Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256947) filed with the SEC on June 9, 2021)
3.11	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
10.1	At The Market Offering Agreement, dated October 16, 2025, by and between Mawson Infrastructure Group Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025)
10.2*+†	Director Appointment Letter of Kathryn Yingling Schellenger, dated October 16, 2025.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management compensatory plan.
†	Certain information has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group Inc.

Date: November 14, 2025	By:	/s/ Kaliste Saloom
Kaliste Saloom
Interim Chief Executive Officer, General Counsel and Corporate Secretary
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ William Regan
William Regan
Chief Financial Officer
(Principal Financial and Accounting Officer)