Form 10-K
period 2025-12-31
Mawson Infrastructure Group Inc.
filed 2026-03-31
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.5 million (based on the closing price of the common stock on June 30, 2025, as reported by the Nasdaq Capital Market).

As of March 31, 2026, there were 5,486,730 shares of the registrant’s common stock outstanding. The foregoing takes into account the 1-for-20 reverse stock split of the registrant’s common stock that became effective at 5:00 pm Eastern time on November 20, 2025. The registrant’s common stock began trading on a post-reverse split adjusted basis at the open of the market on November 21, 2025.

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

This Annual Report identifies important factors which could cause our actual results to differ materially from those indicated by forward-looking statements, including the factors set forth under Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The risk factors included in this Annual Report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to technologies and digital infrastructure;

-	our ability to continue as a going concern;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities, including through our “at the market” offering program;

-	access to reliable and reasonably priced electricity sources;

-	operational, maintenance, repair, safety, and construction risks;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	our reliance on key management personnel and employees;

-	our ability to attract or retain the talent needed to sustain or grow the business;

-	our ability to develop and execute on our business strategy and plans;

-	counterparty risks related to our customers, agreements and/or contracts;

-	the loss of a significant digital colocation customer;

-	adverse actions by creditors, debt providers, or other parties;

-	continued evolution and uncertainty related to growth in blockchain and Bitcoin and other digital assets’ usage;

-	high volatility in Bitcoin and other digital assets’ prices and in value attributable to our business;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	our ability to obtain reliable power at industry competitive prices.

-	the evolution of artificial intelligence (“AI”) and high-performance computing (“HPC”) market and changing technologies;

-	the slower than expected growth in demand for AI, HPC and other accelerated computing technologies;

-	the ability to timely implement and execute on AI and HPC digital infrastructure contracts or deployment;

-	the ability to timely complete the digital infrastructure build-out in order to achieve our revenue expectations for the periods mentioned;

-	downturns in the digital assets industry;

-	counterparty risks and risks of delayed or delinquent payments from customers and others;

-	inflation, economic or political environment;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	changes to the Bitcoin and/or other networks’ protocols and software;

-	the decrease in the incentive or increased network difficulty to mine Bitcoin;

-	the increase of transaction fees related to digital assets:

-	the fraud or security failures of large digital asset exchanges;

-	the regulation and taxation of digital assets like Bitcoin;

-	increased competition for land and power sources; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

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

PART I

ITEM 1. BUSINESS.

Overview

General

Mawson Infrastructure Group Inc. (“Mawson,” the “Company,” “we,” “us,” and “our”) is a technology company focused on digital infrastructure platforms, headquartered in the United States.

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

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 megawatts (“MW”) with its current operational sites, with additional future capacity under development, all strategically located in locations served by the Pennsylvania-New Jersey-Maryland Interconnection Energy Market (the “PJM Energy Market”) in the United States. The PJM Energy Market is amongst the largest wholesale power markets in North America.

Previously, the Company also had interests in the Australian market, however for strategic and commercial reasons, the Company is currently focused on advancing its interests in North America. The Company currently only operates facilities in the United States and does not have operating sites in Australia.

Our Products and Services

Mawson has four main businesses:

●	Digital Colocation

●	AI and HPC Colocation

●	Energy Management, and

●	Digital Assets Mining

Digital Colocation Business

Mawson offers customers the opportunity to colocate their specialized computers used in mining digital assets (“Miners”) and other equipment within our facilities. Mawson generates revenue from these customers for their use of our digital colocation services and facilities. We have two types of customer agreements under our digital colocation business. The first type of agreement is a colocation agreement where the customer typically keeps all digital assets such as Bitcoin mined in this manner, while paying Mawson fees for providing digital colocation services. This kind of arrangement can be customized and tailored for each customer’s situation and allows us to supplement or diversify our income streams, while adjusting our risk profile. For example, customers may agree to be charged upfront digital infrastructure fees, minimum fees, and maintenance fees. Such fees can provide upfront benefits, which help to decrease risk in the business, and potentially enables Mawson to have different types of revenue streams. Minimum fees can help generate revenue during more challenging periods in the digital infrastructure markets or when our own digital mining may not be as profitable (for example, due to high energy prices, high network difficulty, and volatility in digital assets prices). The second type of agreement is a profit-sharing agreement where we and our customer split the mined digital asset and the associated costs at mutually agreed proration.

Counter-party risk is a key issue when entering into colocation or profit-sharing arrangements with customers. Mawson employs a number of mitigation strategies to decrease the risks arising from counter-parties depending on the customer agreement, including requiring security deposits and charging upfront fees.

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

The Company currently has one colocation services customer contract. Additionally, Mawson has service agreements in place with its customers that it believes provide the terms and protections to drive the profitability of the Digital Colocation business. Mawson also has power agreements in the PJM Energy Market that are expected to provide it the competitive pricing needed for its customers. The PJM Energy Market procures electricity to meet consumers’ demands both in real time and in the near term. Mawson works with the communities in which it is involved to attract and retain the talent and employees needed to run this business.

AI and HPC Colocation Business

Mawson’s facilities and ready access to power offer other businesses and customers in the AI and HPC markets the opportunity to colocate their specialized computers and graphics processing units (“GPUs”) used for computation and processing purposes and other equipment within our facilities. Mawson expects to generate revenue from these customers for their use of our colocation services and facilities. As with our digital colocation business, we have two types of customer agreements under our AI and HPC colocation business, colocation agreements and profit-sharing agreements. Under colocation agreements, customers expect to pay Mawson a fee for the Company providing its digital infrastructure to operate and optimize their compute processing and performance of their GPUs. Under profit-sharing agreements, we and our customer split the revenue and the associated costs in mutually agreed proportions. Counter-party risk is a key issue when entering into digital colocation or profit-sharing arrangements with customers.

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

In October 2025, we launched a pilot GPU program on a major, leading decentralized AI network. Our GPU pilot’s overarching objective is to build a repeatable, scalable framework that proves a path for us to expand our role as an AI cloud or infrastructure provider across our U.S. sites. Since launch, the GPU pilot has outperformed competing marketplace offerings on GPU performance benchmarks for deep-learning tasks, while maintaining competitive bandwidth metrics at a limited scale. Analysis of runtime optimization, pricing dynamics and network placement has contributed to our growing internal technical expertise and stress-tested infrastructure assumptions for future GPU deployments. We continue to refine our listing strategy, expand certification coverage, and collect data in order to accelerate deployment speed and scale in subsequent GPU rollouts.

Energy Management Business

Mawson has developed several energy management program capabilities. To power all the compute at its facilities, Mawson uses substantial amounts of energy. This means that energy is a material input cost for Mawson’s operations. If energy prices are higher, then the cost of running the compute may impact our business. Mawson uses proprietary financial models and analyses, which it is constantly refining, that Mawson utilizes to optimize its participation in the energy management programs and how to adapt its energy usage in line with the needs of the grid.

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

Mawson works closely with PJM Energy Market participants and others to help ensure Mawson stays up to date with the latest power provider programs. Mawson closely monitors the power markets and pricing in order to identify ways to maintain or enhance its profitability from potential opportunities. Mawson tracks various stakeholders in the market to monitor changes in the market and environment that could potentially impact the energy management business.

Digital Assets Mining

Digital asset mining involves the use of Miners to solve algorithmic problems, for example to update the distributed or decentralized ledger of Bitcoin transactions securely. In return for providing this security to the Bitcoin ledger, Miners are rewarded with Bitcoin. The decentralized ledger is the key innovation of the Bitcoin protocol. It is a public ledger that can be viewed by anyone with specialist knowledge and is typically kept by more than one entity. An example of a centralized ledger would be a ledger of bank account transactions kept by a financial institution.

As of the date of this Annual Report, Mawson operates its own digital asset Miners in data center facilities located in Pennsylvania.

Miners perform computational operations to solve specific computing problems in support of the Bitcoin network. The computing power is called “hash rate” and is measured in “hashes per second.” A “hash” is the computation run by the mining hardware in support of the blockchain security; therefore, a Miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining Bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations and growing competition to mine Bitcoin, CPU mining was rapidly replaced by the GPU, which was in turn replaced by Application-Specific Integrated Circuit (“ASIC”) Miners. These ASIC Miners are designed specifically for the task of solving computing problems in support of the Bitcoin network, which maximizes the rate of hashing operations. Hash rate is a measure of the processing speed of a Miner. Mawson’s hash rate is the total sum of its Miners’ hash rates. Similarly, the sum total of all Miners actively trying to solve a block in the Bitcoin network is known as the “Network Hash Rate.” If more competitors add hash rate to the Network Hash Rate, then Mawson must also increase its own hash rate if it wants to ensure that the amount of rewards it receives over time remains the same or similar. Mawson can increase its hash rate in a number of ways, including by acquiring and operating more Miners, ensuring that as many of its Miners are online and operational at all times, and by increasing the hashing capability of its Miners (for example, by providing optimal operating conditions and maintenance). By operating more Miners, Mawson will also most likely increase the amount of power it requires to operate the Miners, thus increasing its costs. The Network Hash Rate can also decline from time to time, which means that Mawson’s hash rate relative to the Network Hash Rate would increase (if Mawson continued to deploy the same amount of hash rate), increasing the chance that Mawson will be rewarded with Bitcoin. As Mawson increases its hash rate, it increases its chance of solving a particular problem and earning the right to place a block on the blockchain at the same time as earning a Bitcoin reward, as well as earning any potential transaction fee. As the global network has modernized and become more efficient, the hash rate required to regularly solve for a block (that is, the “network difficulty”) has increased significantly, leading to Bitcoin Miners acquiring larger fleets of more efficient Miners. The expanding fleets of Miners generally require more electrical power. Increased use of electrical power increases the cost of solving a block and, therefore, the relative cost of mining Bitcoin, unless newer, more efficient Miners are acquired to meet increased network difficulty. This increase in network difficulty also means that it can become harder for individual mining operations to find a block and earn any reward or transaction fees for their mining efforts. Individual Bitcoin Miners risk going for extended periods of time without earning any Bitcoin rewards.

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

Mawson routinely liquidates any mined Bitcoin. Mawson’s strategy is to operate as a mining operation, rather than a digital assets investment company. This means that Mawson regularly liquidates its Bitcoin holdings for traditional fiat currency. Mawson sells Bitcoin through an exchange hosted by Crypto.com on a regular basis.

The main factors affecting Mawson’s self-mining profitability are (in no particular order):

●	The market price of Bitcoin;

●	The reward Mawson earns for its mining operations;

●	Changes in the Network Hash Rate;

●	Type of hardware, such as types of Miners, used and deployed;

●	The cost of land, or leases or other operational costs; and

●	The cost of power.

There is a risk that a change in any of these factors could have a detrimental effect on Mawson’s business. While Mawson takes steps to mitigate these risks, they cannot be avoided altogether. In particular, the market price of Bitcoin is highly volatile and has historically been subject to significant fluctuations over a short period of time. In addition, the reward for Bitcoin mining is scheduled to halve approximately every four years, a feature of the Bitcoin protocol known as a “halving”. The Bitcoin blockchain has undergone four halving events since inception, on November 28, 2012, July 9, 2016, May 11, 2020, and April 19, 2024. The initial 50 Bitcoin block reward has been reduced to 3.125 Bitcoin following the most recent halving. The next halving is anticipated to occur in 2028. This process will continue until the total number of Bitcoin issued reaches 21 million, which is expected to be around the year 2140. Bitcoin’s price has appreciated following halving events due to reduced issuance in the past, but there is no guarantee that such price behavior will occur again or follow the same timing. Mining economics are also affected by changes in network “difficulty”, which adjusts approximately every two weeks to regulate the pact of block production. When Bitcoin’s price rises, more Miners typically join the network, which increases hashrate and pushed difficulty higher. When the price falls, difficulty can decline as the pool of Miners that exists is less efficient. Mining profitability depends on Bitcoin’s price, block rewards and these competitive difficulty adjustments.

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

Environment and Sustainability

Digital asset mining, AI and HPC require a large amount of computing power, which in turn requires a large amount of electricity. At Mawson, we recognize the important role digital asset mining, AI and HPC can play in supporting the energy grid and we seek to utilize and support renewable or sustainable energy sources. We hope to support the growth of further renewable or sustainable power into the grid. We also enter into arrangements where we may be compensated in certain circumstances if we curtail, reduce or cease our energy usage. Typically, this will occur when energy prices spike, and the mining of Bitcoin may become unprofitable. In this way we can provide stability to the energy grid by reducing our demand on renewable or sustainable energy at times of peak usage, or low supply, potentially reducing prices for other users.

Equipment Sales products and services

Mawson will from time to time opportunistically sell hardware that it has acquired, whether used or unused, which is surplus to its requirements, or in order to fund newer and better equipment. Hardware that Mawson would typically sell includes Miners, transformers and/or modular data centers (“MDCs”).

Suppliers

Mawson engages a range of suppliers for access to hardware and software required to mine Bitcoin, provide colocation services and for its energy management program. This includes the manufacturers of the Miners, MDCs, and transformers. Mawson enters into Power Purchase Agreements (“PPA”) with its power suppliers that set out the terms and duration of the supply of power.

Government Regulation

Government regulation of AI/HPC and digital assets is being actively considered by the U.S. government (both at the federal and state levels), by non-U.S. governments, and by their agencies and regulatory bodies.

Regulations may substantially change in the future, and it is presently not possible to know or predict how new regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environments evolve, we may become subject to new laws and further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding the potential risks existing and future regulation pose to our business, see Item 1A “Risk Factors” herein.

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

Publicly Listed companies operating comparable businesses include:

●	MARA Holdings, Inc.

●	Core Scientific, Inc.

●	Applied Digital Corporation

●	Cipher Mining Inc.

●	Hut 8 Mining Corp.

●	CleanSpark, Inc.

●	Riot Platforms, Inc,

●	Bitdeer Technologies Group

●	BitFuFu, Inc.

●	Bitfarms Ltd

●	HIVE Digital Technologies Ltd.

●	TeraWulf, Inc.

●	Ionic Digital Inc.

Human Capital

Our employees and talent are critical to our success. As of December 31, 2025, we had 33 full-time employees. Our employees utilize software and technology to run and optimize our operations and digital infrastructure. We also use contractors where practical and further rely on the expertise of our external contractors, including legal, audit, financial, IT and compliance consultants, who may be engaged on a time basis, or on a project basis.

Our future success has significant dependence on the performance and continued service of our management team and key employees. Our success and growth may be influenced by our ability to attract, retain and motivate qualified personnel. We compete for scarce qualified management and other personnel in a highly competitive industry and market. Our competitors may offer higher compensation or better opportunities than we can. We may need to hire additional qualified personnel and any failure to attract, retain or motivate key personnel could adversely affect our business and operating results. Currently we have limited personnel in our organization to meet our organizational, operating and administrative demands. For additional discussion regarding the potential risks relating to our ability to attract and retain qualified personnel, see Item 1A “Risk Factors” herein.

ESG

Governments around the world have been introducing new energy policies and legislation in response to climate change and energy security.

Any legislative changes regarding climate change or energy security could add significant burden and costs to our business, including taxes, or other costs related to making our energy consumption more efficient and lower impact on the environment, environmental monitoring and reporting, and other costs to comply with such changes. Further, there could be reputational damage to our business caused by increased negative publicity surrounding digital assets, AI and HPC and the apparent effects on the environment. If power costs rise so high as to put certain industries at risk, legislators may intervene in energy markets to direct energy to certain industries. Price caps could be introduced which may have long-term effects on power prices. If fossil fuel projects are not allowed to proceed, then this may have an effect on power prices if sustainable or renewable energy is insufficient or unreliable.

Corporate Information

We are a corporation incorporated in Delaware in 2012. Shares of Mawson’s common stock, par value $0.001 per share (“Common Stock”) have been listed on The Nasdaq Capital Market since September 29, 2021. Our principal place of business is 950 Railroad Avenue, Midland, Pennsylvania 15059. Our contact email is info@mawsoninc.com, and our website is www.mawsoninc.com.

Available Information

Our investor relations website and corporate information is available at www.mawsoninc.com. The information on, or that may be accessed from, our website is not a part of this Annual Report. Available on this website, free of charge, are the reports that we file or furnish with the SEC, corporate governance information (including our Code of Ethics and Business Conduct) and select press releases and other relevant information.

ITEM 1A. RISK FACTORS.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this Annual Report, including the risks and uncertainties addressed in the sections entitled “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “RISK FACTORS” are forward-looking statements. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations and it is not possible to predict all risk factors, nor can we assess the impact of all factors on us or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in or implied by any forward-looking statements.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition, and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business and Management

-	our history of incurring losses;

-	our need to, and difficulty in, raising additional capital and repossession of collateral securing current loans in default;

-	the potential of being delisted from Nasdaq;

-	downturns in the digital assets industry;

-	inflation;

-	increased interest rates;

-	the inability to procure needed hardware;

-	risks associated with our expansion into the Artificial Intelligence (“AI”) and High-Performance Computing (“HPC”) markets;

-	the failure or breakdown of mining equipment;

-	outages and limitations of internet connectivity;

-	access to reliable and reasonably priced electricity sources;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	the prices of digital assets;

-	our reliance on a small number of key employees;

-	our failure to effectively manage our growth including not growing or improving our current hashrate;

-	the competitiveness of the digital assets mining, AI and HPC industry;

-	global climate change and related environmental regulations;

-	the potential cancellation or withdrawal of required operating and other permits and licenses; and

-	banks and other financial institutions ceasing to provide services to people in our industry, whether through choice or due to their own insolvency or failure.

Risks Relating to Digital Assets Mining, Bitcoin Price and Technology

-	changes to the Bitcoin network’s protocols and software;

-	the manipulation of the blockchain by malicious actors;

-	failures of the Bitcoin network to be properly monitored and upgraded;

-	the decrease in the incentive to mine Bitcoin;

-	an increase in the network difficulty;

-	the increase of transaction fees related to digital assets;

-	the downward pressure on the price of Bitcoin created by firms selling their Bitcoin;

-	political or economic crisis or change;

-	the fraud or security failures of large digital asset exchanges;

-	the further development and acceptance of digital asset networks and other digital assets;

-	future digital asset and digital currency development; and

-	the development of quantum computing, and other new technologies.

Risks Relating to Laws, Regulatory Frameworks, and Legal Action

-	regulatory changes and changes in interpretations of existing regulations, including for digital assets like Bitcoin, or Bitcoin mining itself (including the imposition of taxes, limits on mining (or power usage), or new licensing regimes);

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002;

-	future developments regarding the treatment of digital assets for U.S. federal income and foreign tax purposes, or other taxes on Bitcoin mining;

-	regulatory intervention by governments impacting the right to mine, acquire, own, hold, sell, exchange or use Bitcoin or other digital assets;

-	additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from our practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations;

-	legislative, regulatory and litigation threats regarding climate change and energy conservation, legislative, regulatory and litigation threats regarding climate change and energy conservation;

-	changes to laws regarding the operation of exchanges by third parties may make the business model unsustainable and may lead to an inability to exchange mined Bitcoin for fiat currency efficiently; and

-	material litigation (including with our lenders and counter-parties counterparties), investigations or enforcement actions by regulators and governmental authorities.

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

We have a history of losses from operations, we expect potential negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we seek to increase the efficiency of our operations, find new colocation customers, and grow the size of our self-mining operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2025, have been prepared on the basis that we will be able to continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2025, our accumulated deficit was $252.5 million, our cash and cash equivalents were $13.3 million, we had negative working capital of $31.3 million, and we had an aggregate of $25.2 million of debt.

Advancing our future plans will require substantial additional investment. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of this Annual Report. We will need to raise substantial additional capital in the near term to continue to fund our operations, meet our debt obligations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend on many factors, as discussed further below as well as under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

We have several notes in default which can subject collateral to seizure and otherwise impact our ability to use the collateral in our operations as well as affect our ability to raise capital. Additional capital may not be available to us, or even if it is, the cost of such capital may be high or even uncommercial. We may be forced to obtain additional capital when our stock price or trading volume or both are low, or when the general market for digital assets, AI or HPC companies is weak. Raising capital under any of these or similar scenarios, if we can raise any at all, may lead to significant dilution to our existing stockholders. We may be forced to sell assets to raise capital, and we may not be able to realize the full value of those assets at the time of sale.

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

We are exploring and evaluating strategic options and capital-raising transactions. We cannot assure you that our evaluation of strategic options will result in any particular outcome, and the perceived uncertainties related to Mawson could adversely affect our business and our stockholders.

We expect to continue to consider and evaluate potential strategic options and capital-raising transactions including, among other things, dispositions of certain businesses and assets and significant equity investments in us by third parties. Any capital-raising through equity or convertible debt could result in significant dilution to existing stockholders. In addition, newly issued securities may have rights, preferences, or privileges senior to those of our common shares.

The process of reviewing potential strategic opportunities may be time consuming, distracting and disruptive to our business operations. Our management may devote significant time, and we may incur substantial costs in pursuing, evaluating and negotiating potential strategic options or capital-raising transactions and those efforts may not prove successful on a timely basis, or at all.

Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. We may ultimately determine that no transaction is in the best interest of our stockholders and there can be no assurance that we will pursue or enter into any transaction at all. There can be no assurance of the impact to the value of our Common Stock after the announcement or consummation of any strategic transaction. In addition, any perceived uncertainty regarding our future operations may limit our ability to retain or hire qualified personnel.

We do not currently intend to disclose further developments with respect to this process, unless and until our Board of Directors (the “Board”) approves a specific transaction or otherwise concludes the review of strategic options. If we are unable to effectively manage the strategic review process, our business, financial condition, liquidity and results of operations could be adversely affected.

We have experienced management turnover, including turnover of our top executives, which creates uncertainties and could have an adverse effect on our business.

The responsibility of the direction and operation of our business relies heavily on a small number of key people, including our Interim Chief Executive Officer and our Chief Financial Officer. If any of our key employees cease their involvement in our business or, in the unfortunate situation one or more of them are seriously injured or dies, this loss would have a significant and likely adverse impact on us.

We have experienced changes to our executive leadership, including the appointment of Kaliste Saloom as our Interim Chief Executive Officer in June 2025 and departure of Rahul Mewawalla as our Chief Executive Officer and President in July 2025.

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

Our business relies on digital assets-specific hardware such as the Miners, and containers in which to operate the Miners, and also more general plant and equipment such as transformers, breakers, power boards exhaust fans, deflectors, monitoring equipment and many other parts. If we are unable to procure such hardware, or replacement parts (at commercial prices, or at all), or they are delayed, our operations may be adversely affected which would likely have a material adverse effect on our business, financial condition, results of operations and prospects. If the manufacturers of such hardware are unable to obtain materials or components themselves, they may experience manufacturing delays or have to cease manufacturing altogether. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers.

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

Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of our suppliers to supply us with Miners or create a shortage or lack of components necessary for their manufacture or repair. Beginning in 2025, the U.S. government announced significantly increased tariffs on foreign imports into the U.S. from certain countries, including China, Canada and Mexico, and in some cases threatened to impose additional tariffs. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Miners that we source from China and other mining hardware that we source from outside the U.S. may be subject to these tariffs. If these tariffs are imposed, or if retaliatory trade measures are taken by foreign countries in response to additional tariffs, it could have the impact of increasing the aggregate purchase cost of those commodities or reducing the supply of available commodities, which could have an adverse effect on our business and results of operations.

Additionally, the government of China in particular exerts a high level of influence and control over its economy and businesses (private and state owned). There have been various examples of government policies, decisions, laws and intervention into particular industries. Changes in any of these policies, laws and regulations, or the interpretations thereof, as they relate to the mining hardware suppliers, could have a negative impact on our business.

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

A number of factors drive the adoption of ever more efficient Miners in the Bitcoin mining industry, including energy prices, the fact that the Bitcoin algorithm was designed so that as more computing power is added to the network, the difficulty to mine for each block increases, and halving events. Over time older mining equipment becomes less and less profitable, and like most computing hardware, eventually becomes obsolete. Mawson’s fleet has not been materially renewed for a number of years, which means that a number of factors could render its self-mining fleet obsolete, including a significant increase in difficulty, halving events, or simply wear and tear on the machines rendering some or all of them uncommercial, or inoperable.

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

Mawson, like almost all businesses around the world, is subject to malicious attempts to penetrate its systems. We take measures to protect our operations and our digital and physical assets from unauthorized access, damage or theft; however, it is possible that the security system may not prevent improper access to, or damage or theft of our assets. A security breach could harm our reputation or result in the loss of some or all of our assets, or an inability to operate. A resulting perception that our measures do not adequately protect our assets could adversely affect our business, financial condition, results of operations and prospects.

We routinely liquidate digital assets so as to minimize our risks against theft, loss, destruction or other issues relating to hackers and technological attack of digital assets in our possession. We have methods of monitoring and ensuring that our Miners are directing hashrate to the correct pools and that any Bitcoin produced is sent to the intended recipient. Nevertheless, this security system may still be penetrated and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by us.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data or Bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect our business, financial condition, results of operations and prospects. In the event of a security breach, we may also be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect us.

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

We routinely liquidate digital assets. This may mean that we sell digital assets at a time when the prices on the respective digital asset exchange market may be low, which could adversely affect our business, financial condition, results of operations and prospects.

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

The pricing of digital assets, such as Bitcoin, has proven to be volatile, characterized by periods of extreme upturns and downturns that have lasted over lengthy time periods multiple times in digital assets’ history. A falling Bitcoin price directly affects our ability to generate revenue, which can affect our ability to meet our financial obligations. Further, volatility in energy prices has often resulted in the major input cost to generate Bitcoin increasing.

The price of Bitcoin can fluctuate due to investment and trading sentiment amongst users, speculators, and investors for a range of reasons, including changes in interest rate settings, or negative or positive publicity (for example due to legal proceedings or losses to Bitcoin investors due to fraud or cyber-attacks on a digital asset exchange or online wallet). Large holders of Bitcoin may be able to effect large price swings, especially if they were to liquidate their holdings, which would likely cause the price of Bitcoin to fall. A fall in the price of Bitcoin will have a negative impact on our revenues. The prices that we receive for our Bitcoin depend on numerous market factors beyond our control. Due to the highly volatile nature of the price of Bitcoin, our historical operating results have fluctuated, and continue to fluctuate, significantly from period to period. Mawson does not use derivatives to hedge Bitcoin prices.

Corporate collapses of important companies in the Bitcoin ecosystem, such as exchanges, funds, lenders, wallet providers and so on, or other digital assets can also have an impact on confidence and the Bitcoin price.

We are also exposed to the effect a falling price can have on our counterparties, including the exchanges we use and our colocation customers. In particular, in July 2022, Celsius Networks, LLC and Celsius Mining LLC, filed for Chapter 11 bankruptcy. A subsidiary of Mawson, Luna Squares LLC, remains an unsecured creditor of Celsius Mining LLC (“Celsius”), with unpaid invoices totaling in excess of $6.9 million.

Subsequent disputes have led to litigation between Celsius entities and Mawson entities, as further discussed in Note 10 – Commitments and Contingencies to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report.

Changes to digital asset network protocols and governance may adversely affect our business.

Bitcoin and other digital asset networks are based on open-source protocols that evolve through decentralized development. Network participants may adopt changes to software, consensus rules, or economic parameters through protocol upgrades or forks. Such changes may impact transaction processing, fee dynamics, and miner incentives. As block rewards decline over time, mining economics are expected to become increasingly dependent on transaction fees, which are inherently variable. Any material changes affecting mining profitability could reduce demand for our colocation services or impact pricing. Since we do not control the development or governance of these networks, any such changes could have a material adverse effect on our business, results of operations, and financial condition.

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

Increasing network difficulty plays a crucial role in determining the profitability of digital assets and Bitcoin mining.

Essentially, network difficulty refers to the degree of effort required to solve the mathematical problems that validate transactions on the Bitcoin network. For digital assets that use a Proof-of-Work (PoW) validation system such as Bitcoin, creating new digital assets involves Miners using their computers to solve complex mathematical puzzles. In the case of Bitcoin, Miners’ computers, also called nodes, collect and bundle individual transactions into blocks every ten minutes, which is the fixed “block time” of Bitcoin. The computers then compete to solve a complex cryptographic puzzle to be the first to validate the new block for the blockchain. As digital assets like Bitcoin become more popular, the number of computers participating in this peer-to-peer validation network increases. With more participants and more computing power, the so-called “hashpower” of the entire network increases accordingly.

The higher the network difficulty, the more challenging it is to mine new Bitcoins. As a result, mining profitability is directly impacted by changes in difficulty levels. There are several other factors that can influence network difficulty, such as:

1. Network difficulty adjustments: The Bitcoin network adjusts difficulty every 2,016 blocks or approximately every two weeks. The adjustment is based on the total network hash rate, which is the measure of computing power being used to mine on the network. If the hashing power on the network increases, the difficulty level also increases to maintain a consistent rate of new blocks being added to the blockchain. Conversely, if the hashing power decreases, the difficulty level decreases as well. This means that the profitability of mining can be impacted by changes in the number of Miners on the network.

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

Risks Relating to Laws, Regulatory Frameworks, and Legal Action

We are subject to a highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations. Obtaining and complying with required government permits and approvals may be time-consuming and costly.

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

Digital assets have been subject to ongoing scrutiny by regulators and government. It is possible that regulation in the digital asset industry will increase. We cannot be certain of future regulatory developments or interpretations, and it is difficult to list or describe all the risks that Mawson may be subject to in this space. In addition, regulatory actions, as well as any other political developments in the regions with active digital assets trading or mining, may increase our domestic competition as some of those digital assets Miners or new entrants in this market may move their digital assets mining operations or establish new operations in the United States. Furthermore, government scrutiny related to restrictions on digital assets mining facilities and their energy consumption has increased over the past few years as digital assets mining has become more widespread. The consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin. State and federal regulators are increasingly focused on the energy and environmental impact of Bitcoin mining activities. Additionally, if the regulatory and economic environment in Pennsylvania and Ohio were to become less favorable to Bitcoin mining and hosting companies, including by way of increased taxes, means our business, financial condition and results of operations could be adversely affected.

Bitcoin and Bitcoin mining are presently legal in the U.S.; however, they may become illegal in the future, or subject to regulation (such as caps, taxes or licensing regimes).

Regulatory changes or interpretations could require us (or any of our related entities) to register and comply with new regulations, resulting in potentially extraordinary, recurring or non-recurring expenses to continue our digital assets business or enter into new business ventures.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires that our management maintain a system of internal control over financial reporting that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It also requires that our management annually evaluate whether our internal control over financial reporting is effective at providing reasonable assurance and to disclose its assessment to investors. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). During 2025, management devoted significant effort and resources to remediating the material weaknesses in internal control over financial reporting that were identified as of December 31, 2024. Based on management’s evaluation and testing performed during the year ended December 31, 2025, management determined that the controls implemented as part of the remediation plan were appropriately designed and had begun to operate effectively. Management continues to monitor the operating effectiveness of these controls to ensure their sustainability over time.

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

There can be no assurance that the IRS or other foreign tax authorities will not alter their position or introduce new laws, regulations or guidance with respect to digital assets. Any such alteration of existing IRS and other foreign tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for our business and could have an adverse effect on the value of digital assets and the broader digital assets markets. In addition, the IRS and other foreign tax authorities may disagree with tax positions that we have taken, which could result in increased tax liabilities. Future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and foreign tax purposes.

Another example of an adverse ruling would be if we were classified as a passive foreign investment company (a “PFIC”) for any taxable year. Based on the current and anticipated composition of our income, assets and operations, and our business generally, we do not expect to be treated as a PFIC for the current taxable year or in the foreseeable future. The application of the PFIC rules to digital assets and transactions related thereto is subject to uncertainty. There can be no assurance that Mawson will not be classified as a PFIC for the current taxable year or for any future taxable year. If Mawson is considered a PFIC then there may be negative tax consequences for U.S. holders of our Common Stock, as well as being subject to annual information reporting requirements. U.S. holders may wish to consult their tax advisors about the potential application of the PFIC rules to an investment in our Common Stock.

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

Changing environmental regulation and public energy policy may expose our business to new risks. Our Bitcoin colocation services and mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, our operations can only be successful if we can obtain sufficient electrical power for that facility on a cost-effective basis. For instance, our plans and strategic initiatives for our Pennsylvania and Ohio facilities are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal and state regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

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

We have been subject to material litigation (including with our lenders and counterparties) that are expensive to support, and if resolved adversely, could harm our business, revenue, and financial results.

We have been subject to certain claims and legal proceedings (see Item 3. “Legal Proceedings” for more information about ongoing litigation) and may be subject in the future to claims, legal proceedings, government investigations or enforcement actions, including in the ordinary course of business. Agreements entered into by Mawson sometimes include indemnification provisions which can subject Mawson to costs and damages in the event of a claim against an indemnified third party. Regardless of the merit of particular claims, defending against litigation or responding to government investigations can be expensive, time-consuming, disruptive to operations and distracting to management. If Mawson is unable to successfully defend itself against such claims, then it may become liable to make substantial payments to satisfy judgments, fines or penalties, or alter, delay, limit or cease some or all of its business practices. Mawson may also suffer damage to its brand and reputation as a result of such adverse judgment.

Risks Relating to the Ownership of Our Common Stock and Other Risks

If we fail to comply with the continued listing standards of The Nasdaq Capital Market, we may be delisted and the price of our Common Stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Although our Common Stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the minimum listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”). During 2025, the Company was notified by Nasdaq that the Company was not in compliance with the $35 million market value of listed securities (“MVLS”) requirement set forth in Nasdaq Listing Rule 5550(b) (the “MVLS Rule”) and the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

In response, the Company attended a hearing before the Nasdaq Hearings Panel to present its plan to evidence compliance with the Bid Price Rule and the $2.5 million stockholders’ equity requirement set forth in the MVLS Rule as an alternative to the $35 million MVLS requirement. The Company was granted extensions to demonstrate compliance with the MVLS Rule and the Bid Price Rule.

On December 16, 2025, the Company was notified by Nasdaq that it had regained compliance with the Bid Price Rule.

On December 22, 2025, the Company received written notice from the Nasdaq confirming that the Company had regained compliance with the MVLS Rule and would continue being listed on The Nasdaq Capital Market.

Recently, Nasdaq has proposed a new continued listing standard for companies listed on The Nasdaq Capital Market, which would require these companies to maintain a minimum MVLS of at least $5 million. Under this proposal, Nasdaq would suspend trading and immediately delist from Nasdaq the securities of companies that do not satisfy the proposed new MVLS requirement for 30 consecutive business days. Such companies would not have a cure period to regain compliance or be entitled to any stay in effectiveness. The proposed continued listing standard is subject to review and approval by the SEC.

If we fail to comply with the continued listing standards of The Nasdaq Capital Market, we may be delisted and the price of our Common Stock, our ability to access the capital markets and our financial condition could be negatively impacted.

The Company’s business has been and could be negatively affected as a result of actions of activist stockholders, and such activism could adversely affect the strategic direction and business results of the Company.

Publicly traded companies are increasingly subject to campaigns by activist stockholders advocating corporate actions such as operational, governance, management or social changes, financial restructurings, increased borrowings, special dividends, stock repurchases, or sales of assets or entire companies to third parties or to the activist stockholders themselves. The Company has been and may continue to be subject to actions from activist stockholders or others that may not align with its business strategies or may not be in the best interests of all of its stockholders. Actions taken by the Board and management in seeking to maintain constructive engagement with certain stockholders may not be successful to prevent the occurrence of stockholder activist campaigns or changes that adversely affect the strategic direction or business results of the Company.

Mawson has recently been subject to a campaign to take over the Company by Endeavor Blockchain, LLC, Joshua Kilgore, Cody Smith and PM Squared, LLC (collectively, “Endeavor”). Endeavor issued a letter to stockholders of Mawson on January 22, 2026, calling for a change in the Company’s current leadership, strategy and equity capitalization, and announcing its intention to potentially file a preliminary proxy statement to solicit votes for one or more director nominees at the Company’s 2026 annual meeting of stockholders. On March 16, 2026, Endeavor filed a preliminary consent statement with the SEC to solicit consents from stockholders of the Company to, among other things, remove without cause all members of the Board (the “Consent Solicitation”). If the Consent Solicitation is successful, all members of the Board will be removed from office.

In addition, responding to actions by activist stockholders, including the Consent Solicitation, has been, and may continue to be, costly and time-consuming and diverts the attention of the Board, management team, and employees from the management of the Company’s operations and the pursuit of its business strategies. Further, actions of activist stockholders like the Consent Solicitation may cause fluctuations in the Company’s stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business. Activist stockholder initiatives and perceived uncertainties as to the Company's future direction, strategy, or leadership created as a consequence of such initiatives may be exploited by the Company’s competitors or result in the loss of potential business opportunities and make it more difficult to attract and retain investors, customers, employees, qualified directors and officers, and business partners.

Changes to the Company’s business as a result of or in response to stockholder activism may not produce the anticipated economic benefits and may harm its reputation with customers, employees, and others, with related adverse economic consequences. Also, the Company has incurred, and may continue to incur, significant expenses related to activist stockholder matters (including, without limitation, legal fees, fees for financial advisors, fees for public relation advisors, and proxy solicitation expenses). If individuals with a specific agenda are elected or appointed to the Board, it may adversely affect the Company’s ability to effectively and timely implement its strategic plan to maximize value for stockholders. Furthermore, if individuals are elected or appointed to the Board who do not agree with the Company’s strategic plan, the ability of the Board to function effectively could be adversely affected. As a result, activist stockholder campaigns could adversely affect the Company’s business, results of operations, financial condition, and share price.

In connection with any activist campaign, the Company may choose to initiate, or may become subject to, litigation, which could serve as a further distraction to the Board, management, and employees and require the Company to incur significant additional costs. For example, on January 20, 2026, the Company filed a Complaint for Violation of Securities Laws, as well as a Motion for Expedited Injunctive Relief, in the United States District Court for the District of Delaware against Endeavor asserting their violation of certain securities laws as described in more in detail in Part I, Item 3. “Legal Proceedings.”

Further, in response to Endeavor’s actions, on February 1, 2026, the Board adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one right in respect of each of the Company’s issued and outstanding shares of Common Stock, which will cause substantial dilution to any person or group acquiring 20% or more of the Company’s outstanding Common Stock, or if a person or group with beneficial ownership of 20% or more at the time the adoption of the Rights Agreement is announced acquires any additional shares of Common Stock, without the prior approval of the Board. The Rights Plan is designed to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating Company stockholders for that control. The Rights Plan may discourage, delay, or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some stockholders, and could limit the price that investors would be willing to pay in the future for the Company’s Common Stock.

The Company cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to the foregoing actions by activist stockholders and its responses thereto or the ultimate effects on its business, liquidity, financial condition, or results of operations.

Endeavor and certain of its affiliates own a large portion of the voting power of our Common Stock. Endeavor’s interests may conflict with ours or those of our other stockholders.

As of March 13, 2026, we believe that Endeavor and certain of its affiliates held 30% of our Common Stock. As a result, Endeavor will have significant influence over future actions requiring stockholder approval, including the actions that may be presented to stockholders in connection with the Consent Solicitation and the election of director nominees (including if the Consent Solicitation is successful), for so long as it continues to own a significant portion of our Common Stock. Accordingly, for such period of time, Endeavor will have significant influence with respect to our management, business plans, and policies, including decisions on whether to raise future capital and decisions on whether to amend our certificate of incorporation and bylaws, which govern the rights attached to our Common Stock. Endeavor may be able to initiate or delay, deter or prevent a change of control and could preclude any unsolicited acquisition of the Company. The concentration of ownership could negatively impact your investment.

Circumstances may occur in which the interests of Endeavor may conflict with the interests of Mawson or those of its other stockholders, and these stockholders may cause us to take actions that align with their interests. Should conflicts of interest arise, we can provide no assurance that these stockholders would act in the best interests of our other stockholders or that any conflicts of interest would be resolved in a manner favorable to our other stockholders.

Our Rights Agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On February 1, 2026, in response to Endeavor’s significant ownership position, our Board adopted a Rights Agreement, dated as of February 2, 2026, between the Company and Computershare Trust Company, N.A., pursuant to which stockholders of record as of the close of business on February 12, 2026 received one right (each, a “Right”) for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $1.00 per share (the “Preferred Stock”), of the Company at an exercise price of $20.60, subject to adjustment. Under the Rights Agreement, the Rights will become exercisable if a person or group acquires beneficial ownership of 20% or more of Mawson’s outstanding Common Stock, or if a person or group with beneficial ownership of 20% or more at the time the adoption of the Rights Agreement is announced acquires any additional shares of Common Stock, without the prior approval of the Board. In the event that the Rights become exercisable due to such thresholds being triggered or certain other triggers, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock or equivalent securities (including the Common Stock or equivalent securities of an acquiring entity after a change of control upon certain triggers) having a market value at that time equal to twice each Right’s exercise price.

The Board adopted the Rights Agreement to protect the interests of Company stockholders. In general terms, subject to certain enumerated exceptions, it works by imposing significant dilution upon any person or group that acquires beneficial ownership of 20% or more of the shares of Common Stock, or if a person or group with beneficial ownership of 20% or more at the time the adoption of the Rights Agreement is announced acquires any additional shares of Common Stock, without the prior approval of the Board. In general, any person will be deemed to beneficially own any securities (a) as to which such person has any agreement, arrangement or understanding with another person for the purpose of acquiring, holding, voting or disposing of any shares of Common Stock or (b) that are the subject of a derivative transaction or constitute a derivative security. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

The Rights Agreement is similar to agreements adopted by other public companies in comparable circumstances. It is intended to protect stockholders’ interests, including by providing the Board sufficient time to make informed judgments and take actions that are in the best interests of all of the Company’s stockholders and other stakeholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging a third party from attempting to obtain a substantial position in the Common Stock or seeking to obtain control of the Company and discouraging a takeover attempt that stockholders may consider favorable or that could result in a premium over the market price of the Common Stock. Even in the absence of a takeover attempt, the Rights Agreement may adversely affect the prevailing market price of the Common Stock if it is viewed as discouraging takeover attempts in the future.

For additional information regarding the Rights Agreement, refer to Refer to Note 14 - Subsequent Events to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report.

The trading price of our Common Stock is likely to continue to be volatile.

The trading price of our Common Stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our Common Stock has experienced fluctuations due to market dynamics and the Bitcoin downturn. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Our Common Stock may be traded by short sellers, which may put pressure on the supply and demand for our Common Stock, further influencing volatility in our market price. Public perception of our company or management and other factors outside of our control may additionally impact Mawson’s stock price.

Our financial results may vary significantly from period to period due to fluctuations in our revenue, operating costs and other factors.

We expect our period-to-period financial results to vary based on a variety of factors, which we anticipate will fluctuate due to external factors such as the Bitcoin price and energy costs, which may not be consistent or linear between periods. As a result of these factors, quarter-to-quarter comparisons of our financial results may not be useful, and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet the expectations of equity research analysts, ratings agencies or investors, who may be focused only on short-term quarterly financial results. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.

We may provide from time-to-time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new exahash. Exahash is a unit of measurement used to describe extremely large amounts of computational power – specifically in Bitcoin mining and other proof-of-work blockchain networks. An exahash (EH) equals one quintillion (1,000,000,000,000,000,000) cryptographic has calculations per second. Our guidance is based on certain assumptions, and may vary from actual results, if our assumptions are not met or are impacted as a result of various risks and uncertainties, the market value of our Common Stock could decline significantly.

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

The Company leases 8 acres of land in Midland, Pennsylvania, where one of our data center facilities is located. On September 9, 2024, the Company entered into a lease amendment that extended the term of the lease from September 14, 2024 to September 14, 2027. The lease provides the option to exercise three additional three-year extensions for an aggregate of 11 more years from date of the lease amendment. On February 3, 2026, we notified the landlord that we wish to enter into a lease agreement that extends the lease through September 14, 2030.

Effective May 24, 2023, Mawson Bellefonte LLC entered into a lease agreement for a 9,918 square foot developed mining facility in Bellefonte, Pennsylvania. The term of the lease was for two years and seven months, with an option to extend for five years. In November 2025, the Company exercised the option to extend the lease for an additional five years.

On March 16, 2022, Luna Squares Property LLC entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania with Vertua Property, Inc. (“Vertua”). On February 2, 2024, the lease was terminated by the landlord, which is currently in a legal dispute, and is currently in litigation.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company and certain of its subsidiaries are currently in disputes, which may be in or may lead to litigation. The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these or other matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. For information regarding these and other ongoing legal matters, refer to Note 10 – Commitments and Contingencies to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report. The disclosure set forth in Note 10 relating to such legal matters is incorporated herein by reference.

Securities Laws Litigation

On January 20, 2026, the Company filed a Complaint for Violation of Securities Laws, as well as a Motion for Expedited Injunctive Relief, in the United States District Court for the District of Delaware against Endeavor Blockchain, LLC, Joshua Kilgore, PM Squared, LLC, Cody Smith, and Phil Stanley (collectively, the “Defendants”) asserting violation of Sections 13(d) and 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 13d-1 and 10b-5 of the Securities and Exchange Commission (the “SEC”) with regard to the Defendants’ filing of an inaccurate, false, and misleading Schedule 13D and two amendments thereto. The complaint alleges, among other matters, that (i) the Defendants acquired shares of the Company’s Common Stock in multiple transactions, without timely filing a required Schedule 13D disclosing such purchases and (ii) the Schedule 13D filings failed to disclose the Defendants’ intent to effect a change in control of the Company through a partial tender offer for the Company’s Common Stock at $10.00 per share and a subsequent PIPE offering of convertible preferred stock. The Company seeks declaratory judgment as to the Defendants’ violation of federal securities laws and SEC rules, as well as injunctive relief that includes, among other things, enjoining the Defendants from further trading in the Company’s stock and from proceeding with a tender offer to acquire the Company’s stock, ordering the Defendants to divest themselves of the Company’s stock and ordering the Defendants to make corrected Schedule 13D filings. The court granted the Defendants’ motion to dismiss and is giving the Company the option to amend its petition or file an appeal. The Company is evaluating its options and remains committed to protecting its shareholders from deceptive practices and ensuring that all market participants adhere to transparency requirements.

CTG Colocation Agreement

The Company entered into a Service Framework Agreement on October 12, 2023, with Consensus Colocation PA LLC (later acquired by NYDIG) (“CTG”) for colocation services for approximately 15,876 miners. Following a fee dispute, the Company redirected the CTG Miners to recover sums due under the Service Framework Agreement. CTG filed a complaint on March 6, 2025 with the Court of Chancery of the State of Delaware, under C.A. No. 2025-0252-MTZ, seeking to stop Mawson’s redirection of the CTG Miners and to remove them before contract termination. After a March 13, 2025 hearing, the parties agreed to end the redirection, maintain the agreement, and allow removal of the CTG Miners. CTG then filed an arbitration demand on April 25, 2025 seeking damages for the redirection. The Company filed an answer and counterclaim seeking breach of contract damages against CTG. The parties have since reached a full and final settlement, resulting in dismissal with prejudice on February 9, 2026.

On June 27, 2025, CTG filed a separate Petition and Order of Attachment in Aid of Arbitration with the Supreme Court of the State of New York, County of New York, under Docket No. 653851/2025 against Mawson Hosting, LLC, a subsidiary of the Company. This petition lead to a July 27, 2025 order attaching $1.3 million in assets, though Mawson Hosting had no assets in New York. This matter was fully settled and dismissed with prejudice on February 11, 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock trades on The Nasdaq Capital Market under the symbol “MIGI.”

Holders

As of March 13, 2026, there were approximately 147 holders on record of our Common Stock. The actual number of beneficial owners of our stock is greater than this number of record holders because there are beneficial owners whose shares are held in street name by brokers and other nominees.

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

Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of equity securities during the fiscal year covered by this Annual Report.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A “Risk Factors” and elsewhere in this Annual Report.

Business Overview

We are a technology company focused on digital infrastructure platforms, headquartered in the United States.

The Company designs, builds and operates next-generation digital infrastructure platforms for enterprise customers and for its own purposes. The Company provides services spanning AI, HPC, digital assets including Bitcoin mining, and other intensive compute applications. The Company delivers both self-mining operations and colocation services to enterprise customers with a vertically integrated infrastructure model built for scalability and efficiency. The Company also has an energy management business, which utilizes software and analysis, to generate revenue when the Company participates in energy management programs related to the real-time needs of the power grid.

The Company has a strategy to prioritize the usage of carbon-free energy sources, including nuclear energy, to power its digital infrastructure platforms and computational machines to support the rapid growth of the digital economy in an environmentally sustainable way.

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 megawatts (“MW”) with its current operational sites, with future capacity under development, all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is the largest wholesale power market in North America.

In October 2025, we announced the launch of a graphics processing unit (“GPU”) pilot program on a major, leading decentralized AI network. Our GPU pilot’s overarching objective is to build a repeatable, scalable framework that proves a path for us to expand our role as an AI cloud or infrastructure provider across our U.S. sites. Since launch, the GPU pilot has outperformed competing marketplace offerings on GPU performance benchmarks for deep-learning tasks, while maintaining competitive bandwidth metrics at a limited scale. Analysis of runtime optimization, pricing dynamics and network placement has contributed to our growing internal technical expertise and stress-tested infrastructure assumptions for future GPU deployments. We continue to refine our listing strategy, expand certification coverage, and collect data in order to accelerate deployment speed and scale in subsequent GPU rollouts. Due to supply chain delays, the pilot program remains ongoing.

Recent Developments

Nasdaq Compliance

On December 22, 2025, the Company received written notice from the Listing Qualifications Hearings Department of The Nasdaq Stock Market LLC (“Nasdaq”) confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(b) (the “MVLS Rule”) and will continue being listed on The Nasdaq Capital Market.

As previously disclosed, the Company was notified by Nasdaq that the Company no longer satisfied the $35 million market value of listed securities (“MVLS”) requirement set forth in the MVLS Rule.

In response, the Company attended a hearing before the Nasdaq Hearings Panel (the “Panel”) to present its plan to evidence compliance with the $2.5 million stockholders’ equity requirement set forth in the MVLS Rule as an alternative to the $35 million MVLS requirement. The Company was granted an extension to demonstrate compliance with the MVLS Rule until December 19, 2025.

On December 16, 2025, the Company was notified by Nasdaq that it regained compliance with the $1.00 bid price requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

Results of Operations

	For the Years Ended
	December 31,
	2025	2024
Revenues:
Digital colocation revenue	$26,076,936	$38,546,912
Energy management revenue	11,799,373	7,576,553
Digital assets mining revenue	1,877,776	12,591,660
Equipment sales	-	550,000
Total revenues	39,754,085	59,265,125
Less: Cost of revenues (excluding depreciation)	22,410,834	38,987,911
Gross profit	17,343,251	20,277,214
Operating expenses:
Selling, general and administrative	22,650,096	18,313,904
Stock-based compensation	8,975,579	14,064,883
Depreciation and amortization	5,600,793	17,877,770
Change in fair value of derivative asset	(590,126)	1,173,104
Total operating expenses	36,636,342	51,429,661
Loss from operations	(19,293,091)	(31,152,447)
Non-operating income (expense):
Gain (loss) on foreign currency transactions	(1,264,378)	1,009,223
Interest expense	(3,366,519)	(3,097,640)
Other income	357,849	364,382
Other expenses	(77,904)	(39,638)
Loss on deconsolidation	-	(12,444,097)
Total non-operating expense, net	(4,350,952)	(14,207,770)
Loss before income taxes	(23,644,043)	(45,360,217)
Income tax expenses	(12,526)	(976,570)
Net loss	$(23,656,569)	$(46,336,787)

Revenues

Digital colocation revenue for the years ended December 31, 2025 and 2024, were $26.1 million and $38.5 million, respectively. This represented a decrease of $12.5 million or a 32% year-over-year revenue decrease. The decrease in revenue was primarily attributable to a reduction in both the number of customers and the average contract size as compared to 2024. In 2025, the Company entered into a profit-share agreement that generated lower revenue relative to traditional colocation arrangements but yielded higher overall profitability. The Company continues to enhance its digital colocation capabilities to expand its customer base and increase the number of machines utilizing its digital colocation infrastructure services.

Energy management revenue for the years ended December 31, 2025 and 2024, were $11.8 million and $7.6 million, respectively. This represented a 56% increase or an increase of $4.2 million, compared to 2024. The increase was primarily attributable to the Company’s enhanced energy management programs, which leverage advanced software and analytics to optimize power usage in response to real-time grid conditions and market pricing signals. Energy management programs enable the Company to generate revenue and reduce energy costs by adjusting power consumption during periods of elevated demand or pricing volatility. Higher overall energy prices and greater grid demand variability during 2025 contributed to increased participation in energy management programs relative to 2024.

Digital assets mining revenue from self-mining of Bitcoin for the years ended December 31, 2025 and 2024, were $1.9 million and $12.6 million, respectively. This represented an 85% decrease or a decrease of $10.7 million, compared to 2024. The decline in self-mining revenue was primarily driven by industry-wide conditions, including higher overall energy costs and increased network difficulty, which contributed to reduced Bitcoin production. In addition, the Company’s revenue mix continued to evolve during 2025, reflecting a strategic shift away from self-mining activities toward digital colocation services. This transition has resulted in a greater proportion of revenue being generated from colocation operations.

Our overall revenue for the years ended December 31, 2025 and 2024, were $39.8 million and $59.3 million, respectively. This represented a decrease of $19.5 million or a 33% year-over-year revenue decrease.

Cost of revenues

Our cost of revenues consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenues for the years ended December 31, 2025 and 2024 were $22.4 million and $39.0 million, respectively, representing a decrease of $16.6 million, or 43%. In addition, cost of revenues as a percentage of revenue declined by approximately 9.4% year over year. This improvement was primarily driven by the introduction of a profit-sharing arrangement in 2025, which contributed incremental revenue while associated costs scaled proportionally lower than revenue growth. The decrease was further attributable to lower energy consumption resulting from reduced self-mining activity and digital colocation services, partially offset by higher average energy prices during 2025.

Operating expenses

Our operating expenses include: selling, general and administrative expenses; stock-based compensation; depreciation and amortization; and change in fair value of derivative assets.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of audit, legal, and other professional fees, employee compensation, director fees, equipment repairs, marketing, freight, insurance, consultant fees, lease amortization and general expenses.

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $22.6 million and $18.3 million, respectively, representing an increase of $4.3 million, or 24%. The increase was primarily driven by higher external legal and litigation-related expenses, which increased by approximately $6.1 million year over year, and the write-off of uncollectible customer accounts, which increased by approximately $1.1 million compared to the prior year. These increases were partially offset by lower bonuses and commissions of approximately $1.3 million and lower payroll tax expense of approximately $1.6 million year over year.

Stock-based compensation

Stock-based compensation expense for the years ended December 31, 2025 and 2024 was $9.0 million and $14.1 million respectively. The decrease was due to a lower number of share-based awards issued in 2025 as long-term incentive for the Company’s directors, management and employees compared to 2024, and lower overall fair values of awards issued in 2025 compared to 2024.

Depreciation and amortization

Depreciation consists primarily of depreciation of electric power equipment, transformers and MDC equipment.

Depreciation and amortization for the years ended December 31, 2025 and 2024, were $5.6 million and $17.9 million, respectively. The lower depreciation and amortization expense is the result of liquidation and deconsolidation of MIG No. 1 and an increased number of the Company’s digital asset mining hardware being fully depreciated compared to prior periods.

Change in fair value of derivative asset

During the years ended December 31, 2025 and 2024, there was a gain on the fair value of the derivative asset of $0.6 million and a loss on the fair value of the derivative asset of $1.2 million, respectively, in relation to our power supply arrangements. The increase in the fair value of the derivative asset during 2025 was primarily driven by higher volatility and elevated forward energy prices, which increased the expected value of the Company’s hedge position. In contrast, the decrease in 2024 reflected a more stable energy price environment with limited forward price movement.

Non-operating income (expense)

Non-operating income (expense) consists primarily of interest expenses, gain (loss) on foreign currency transactions, loss on deconsolidation and other income and expenses.

Interest expenses for the years ended December 31, 2025 and 2024, were $3.4 million and $3.1 million, respectively. The higher amount of interest expense recognized in 2025 compared to 2024 is due to interest accreting to the total outstanding debt.

During the year ended December 31, 2025, loss on foreign currency transactions was $1.3 million. During the year ended December 31, 2024, gain on foreign currency transactions was $1.0 million. This difference was due to higher Australian Dollar denominated liabilities in 2025 compared with 2024 and movement in the U.S. Dollar to Australian Dollar exchange rate. Notably the U.S. Dollar strengthened against the Australian Dollar by approximately 18.4% during the three months ended December 31, 2024, which substantially drove the gain during 2024.

During the year ended December 31, 2024, the Company recognized a deconsolidation loss of $12.4 million. This loss was as a result of three of the Company’s Australian subsidiaries, MIG No.1, Mawson AU and Mawson SPL, proceeding into Australian court appointed liquidation. Accordingly, these subsidiaries were deconsolidated. The deconsolidation loss recorded was due to the removal of the net assets and certain liabilities of this subsidiary from the condensed consolidated financial statements. See Note 3 –Subsidiary Deconsolidation to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report for further discussion of MIG No. 1.

Income tax expense

The Company recorded income tax expense of approximately (0.1)% and (2.2)% of loss before income tax expense for the years ended December 31, 2025 and 2024, respectively. The difference in income tax expense relates mainly to differences in estimated interest and penalty accruals included in the current payable for the year ended December 31, 2025 compared to the year ended December 31, 2024, as well as changes in estimates regarding the realizability of deferred tax balances which impact the Company’s deferred tax expense. For 2025, the interest and penalties only relate to the incremental increase during the year ended December 31, 2025 while the 2024 interest and penalties relate to both the year ended December 31, 2024 and prior periods beginning in 2021.

Non-GAAP Financial Measures

The Company reports all financial information required in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information. Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net loss plus income tax, depreciation and amortization, stock based compensation, (gain) loss on foreign currency, other non-operating income and expenses, change in fair value of derivative asset, bad debt expense, and gain on deconsolidation.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss.

	For the Years Ended December 31,
	2025	2024
	(unaudited)
Net loss:	$(23,656,569)	$(46,336,787)
Depreciation and amortization	5,600,793	17,877,770
Stock based compensation	8,975,579	14,064,883
(Gain) loss on foreign currency transactions	1,264,378	(1,009,223)
Interest income	(357,849)	(364,382)
Other non-operating expense	3,444,423	3,137,278
Change in fair value of derivative asset	(590,126)	1,173,104
Income tax	12,526	976,570
Bad debt expense	1,046,709	-
Loss (gain) on deconsolidation	-	12,444,097
Adjusted EBITDA (non-GAAP)	$(4,260,136)	$1,963,310

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the year ended December 31, 2025, we financed our operations primarily through cash from operations, proceeds from our ATM (defined below) and other cash reserves.

On October 16, 2025, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares (the “Shares”) of our Common Stock having an aggregate sales price of up to $9.6 million, from time to time, through an “at-the-market” offering program (the “ATM”) under which Wainwright will act as sales agent. On December 11, 2025, the Company filed a prospectus supplement (the “Prospectus Supplement”) with the SEC to increase the capacity of the ATM by $40 million.

As of December 31, 2025, the Company has sold 2,468,729 shares of Common Stock under the Sales Agreement at an average price of approximately $6.12 per share, which has resulted in cash proceeds to the Company of $14.6 million, net of issuance costs.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to us, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities are expected to be adequate to fund our operations needed over the next twelve months. For our business growth, it is expected we may continue to invest in expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of December 31, 2025, we had an aggregate of $25.2 million of debt, all of which is overdue for repayment unless we refinance, renegotiate the terms, or prevail in our disputes and/or related claims and/or counterclaims. In addition to the debt, as of December 31, 2025, the deposit of $15.3 million from Celsius was the subject of an ongoing legal dispute that was in arbitration with Mawson, Celsius and Ionic Digital Mining LLC (“Ionic”), as successor in interest to Celsius, having claims and counterclaims. On February 6, 2026, Mawson reached a confidential settlement with Ionic to resolve claims Ionic brought against Mawson and two of its subsidiaries related to the $15.3 million deposit. All settlement amounts have already been paid and the Ionic arbitration claims are dismissed in full.

We will need to raise substantial additional capital to continue our operations, execute our business strategy and meet our debt service obligations. We expect to continue to consider and evaluate potential strategic options and capital-raising transactions including, among other things, dispositions of certain businesses and assets and significant equity investments in us by third parties. Any capital-raising through equity or convertible debt could result in significant dilution to existing stockholders. In addition, newly issued securities may have rights, preferences, or privileges senior to those of our common shares. We may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Our inability to raise sufficient capital would have a material adverse effect on our financial condition and business.

The process of reviewing potential strategic opportunities may be time consuming, distracting and disruptive to our business operations. Our management may devote significant time, and we may incur substantial costs in pursuing, evaluating and negotiating potential strategic options or capital-raising transactions and those efforts may not prove successful on a timely basis, or at all.

Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. We may ultimately determine that no transaction is in the best interest of our stockholders and there can be no assurance that we will pursue or enter into any transaction at all. There can be no assurance of the impact to the value of our Common Stock after the announcement or consummation of any strategic transaction. In addition, any perceived uncertainty regarding our future operations may limit our ability to retain or hire qualified personnel.

Working Capital and Cash Flows

As of December 31, 2025 and 2024, we had a cash and cash equivalent balance of $13.3 million and $6.1 million, respectively. The Company expects to continue to focus on improving its cash flow through various activities, including expanded diversified, high-margin colocation operations and optimizing energy procurement strategies.

As of December 31, 2025 and 2024, the trade receivables balance was $9.6 million and $15.2 million, respectively.

As of December 31, 2025 and 2024, we had $25.2 million and $20.9 million, respectively, of outstanding short-term borrowings. The short-term borrowings as of December 31, 2025 relate to the Celsius Promissory Note, W Capital Loan, the Secured Convertible Promissory Notes and the Marshall Loan (each as defined below), each of which is currently in default. Refer to “Material Cash Requirements” section below for more information.

As of December 31, 2025 and 2024, we had negative working capital of $31.3 million and $35.9 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the years ending December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(6,899,676)	$3,562,603
Net cash used in investing activities	$(109,690)	$(1,119,038)
Net cash provided by (used in) financing activities	$14,190,785	$(830,067)

For the year ended December 31, 2025, net cash used in operating activities was $6.9 million and for the year ended December 31, 2024, net cash provided by operating activities was $3.6 million. We had a net loss of $23.7 million for the year ended December 31, 2025, which included $5.6 million of depreciation and amortization expense, $8.6 million of stock based compensation, and $3.4 million of non-cash interest expense. We had a net loss of $46.3 million for the year ended December 31, 2024, which included $17.9 million of depreciation and amortization expense, $14.1 million of stock-based compensation, and $12.4 million of loss on deconsolidation.

For the years ended December 31, 2025 and 2024, net cash used in investing activities was $0.1 million and $1.1 million, respectively. Net cash used in investing activities for the year ended December 31, 2025 was due to capital expenditures of $0.1 million. Net cash used in investing activities during the year ended December 31, 2024, was primarily attributable to capital expenditures of $2 million partially offset by proceeds from sales of property, plant and equipment of $0.8 million.

For the year ended December 31, 2025, net cash provided by financing activities was $14.2 million and for the year ended December 31, 2024, net cash used in financing activities was $0.8 million. Net cash provided by financing activities for the year ended December 31, 2025, was due to net proceeds from share issuances of $14.6 million which was offset by lease payments of $0.4 million. Net cash used in financing activities for the year ended December 31, 2024 was due to loan payments of $0.5 million and lease payments of $0.3 million.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Note 10 – Commitments and Contingencies to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report.

The Company is included as a guarantor of a disputed Secured Loan Facility Agreement (the “Marshall Loan”) by MIG No. 1 Pty Ltd (“MIG No.1”) with Marshall Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (collectively, “Marshall”). The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by specific mining assets of MIG No.1 and a general security agreement given by the Company. Principal repayments began during November 2022. There have been no principal and interest payments made since May 2023. Based on the disputed demands of Marshall, the outstanding balance including interest is $12.6 million as of December 31, 2025, all of which is currently classified as a current liability.

The Company is included as a guarantor of a disputed Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). Based on the disputed demands of W Capital, as of December 31, 2025, the balance was AUD $2.5 million (USD $1.7 million) representing outstanding interest, all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023.

On February 23, 2022, Luna Squares LLC (“Luna Squares”) entered into a Digital Colocation Agreement with Celsius Mining LLC (the “Celsius Colocation Agreement”). In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued a Secured Promissory Note (the “Celsius Promissory Note”) for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance including interest is $10.8 million as of December 31, 2025, all of which is currently classified as a current liability.

On July 8, 2022, the Company issued secured convertible promissory notes to investors in the aggregate principal amount of $3.6 million (the “Secured Convertible Promissory Notes”) in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder, W Capital, who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.5 million had been classified as a current liability. The convertible note matured in July 2023. Interest has been accrued from July onwards and therefore the outstanding balance is $0.2 million as of December 31, 2025, all of which is classified as a current liability. During 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

Financial Condition

As of December 31, 2025 and 2024, we had negative working capital of $31.3 million and $35.9 million, respectively. As of December 31, 2025 and 2024, we had net assets of ($3.1) million and $(3.2) million, respectively. As of December 31, 2025, we had an accumulated deficit of $252.5 million compared to $228.8 million as of December 31, 2024. Our cash position of December 31, 2025, was $13.3 million in comparison to $6.1 million as of December 31, 2024. For the years ended December 31, 2025 and 2024, the Company incurred a loss after tax of $23.7 million and $46.1 million, respectively.

Included in trade and other receivables is a $2.0 million payment due from CleanSpark, Inc. for the purchase of the Company’s Georgia facility. CleanSpark, Inc. has disputed this payment.

On December 22, 2023, the Company made formal demand on CleanSpark Inc. and CSRE Properties Sandersville, LLC for breach of contract of the Bill of Sale, dated October 1, 2022, among the Company, CleanSpark Inc. and CSRE Properties Sandersville, LLC (the “CleanSpark Bill of Sale”). Subsequently, on July 16, 2024, the Company filed a formal complaint in the matter entitled Mawson Infrastructure Group, Inc., and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC in the U.S. District Court for the Southern District of New York, Civil Action No. 1:24-cv-5379 against CleanSpark Inc. and CSRE Properties Sandersville, LLC for $2.0 million for breach of contract relating to the debtors’ obligation to pay an energy earnout provision contained in the CleanSpark Bill of Sale. At this time, the matter is pending.

Our primary requirements for liquidity and capital are working capital, capital expenditures, public company costs and general corporate needs. In particular, we have large power usage costs, and other significant costs include our legal, lease, operational and employee costs. We expect these capital and liquidity needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, which are available to us, and further issuances of shares.

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

The Company is taking steps to preserve cash by optimizing operations, reducing costs and pursuing efficiencies. The Company has been improving its revenue generation by enhancing its operations, driving growth in business lines, adding digital colocation services customers and diversifying its businesses. The Company will continue to seek to optimize its cashflows through these and other initiatives.

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements included in this Annual Report for the year ended December 31, 2025.

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, uncertain tax positions, the valuation of cryptocurrencies under Level 1 fair value hierarchy, and valuing the derivative asset classified under Level 3 fair value hierarchy.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operating, can provide only reasonable, not absolute, assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the reality that judgements in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our Board and management, with the participation of our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Management has devoted significant effort and resources to the remediation of previously identified internal control weaknesses. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our Board and management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, including the possibility of collusion, improper management override of controls, and misstatements due to error or fraud, internal control over financial reporting may not prevent or detect misstatements on a timely basis or not at all. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

To address the material weaknesses identified as of December 31, 2024, management implemented a series of enhancements to its financial reporting processes during the year.

Segregation of Duties and Staff Turnover. Management increased staffing within the finance and accounting functions and reassigned responsibilities to reduce reliance on limited personnel and mitigate the impact of staff turnover. These actions established and documented appropriate segregation of duties through SOX-aligned control activities across key finance and accounting processes, including journal entry preparation and independent review, account reconciliation preparation and approval, and management oversight and monitoring procedures.

Controls Over the Financial Statement Close and Reporting Process. Management enhanced the financial close and reporting process by formalizing monthly and quarterly close calendars, strengthening controls over journal entry preparation and review, enhancing account reconciliation and management review procedures, and expanding formal accounting policy documentation.

Information and Technology Controls. Management implemented and documented additional information technology general controls (“ITGCs”), including enhanced user access controls, strengthened change-management procedures, improved segregation of duties within IT environments, and formalized monitoring and documentation protocols. In addition, management enhanced controls over system-generated reports used in financial reporting by implementing procedures to validate report completeness and accuracy and to ensure changes in systems and tools are appropriately reflected in control documentation.

Data from Third Parties. Management enhanced controls over third-party data validation by implementing formal pre-use review procedures, post-invoice reconciliation controls, and documented accountability for externally sourced operational and billing data used in revenue recognition and cost accruals.

Fixed Asset Verification. Management dedicated additional resources to the asset verification process and implemented structured monthly cycle counts and annual wall-to-wall physical inventories across its facilities. In addition, management enhanced reconciliation procedures and strengthened system applications used to track fixed asset movements and to calculate and record depreciation expenses.

There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as otherwise described in this Item 9A.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following are our executive officers, their ages as of March 13, 2026, positions and offices held with the Company, and certain biographical information.

Kaliste Saloom - Interim CEO, General Counsel and Corporate Secretary

Kaliste Saloom, age 66, has served as Interim Chief Executive Officer of the Company since June 3, 2025 and General Counsel and Corporate Secretary of the Company since July 1, 2024. Mr. Saloom joined the Company in November 2023 as its Vice President of Legal and served as the Company’s interim General Counsel and Corporate Secretary from March 2024 until being formally promoted to General Counsel and Corporate Secretary. Mr. Saloom has over 40 years of commercial and litigation legal experience. Prior to joining the Company, Mr. Saloom served as General Counsel at Kin Capital Partners, LLC from 2022 to 2023. Previously, from 2018 to 2022, he served as General Counsel and Vice President for Energy & Technology Corp. (OTCMKTS: ENGT), a publicly traded company, and as an attorney for Cambridge Industries, Inc., an international technology company based in Santa Clara, California specializing in commercial networking solutions. Mr. Saloom also worked as an attorney for ViaSat, Inc., a high-tech company providing satellite internet services based in Irvine, California. Mr. Saloom holds a Juris Doctorate degree from Tulane Law School in New Orleans, Louisiana, and a Bachelor of Science degree in Computer Science from the University of Southwestern Louisiana (now the University of Louisiana at Lafayette) and is a licensed attorney.

William Regan – Chief Financial Officer

William Regan, age 67, has served as Chief Financial Officer of the Company since January 17, 2025. Mr. Regan joined the Company in 2024 as Deputy Chief Financial Officer. Mr. Regan has 40 years of finance and accounting experience, including 25 years at public companies and 10 years at technology companies. Prior to joining the Company, Mr. Regan served as Chief Financial Officer at Everything Blockchain, Inc., a publicly traded technology company that blends blockchain, zero-trust, and database management technology, from 2021 to 2024. He served as Vice President, Corporate Controller at Rentech, Inc., a diversified supplier of wood chips, wood pellets and nitrogen fertilizers, from 2016 to 2018, Controller at DTS Digital Cinema, a provider of technology, products and services to the entertainment markets, from 2006 to 2008, Controller at Digital Insight Corporation, a provider of online banking software, from 2000 to 2001, and Vice President, Controller and Treasurer at National Golf Properties, Inc., a publicly traded REIT specializing in the ownership of golf course properties, from 1993 to 2000. Mr. Regan holds a Bachelor’s degree in Business Administration — Accounting from California State Polytechnic University, Pomona and is a Certified Public Accountant (inactive).

Directors

The following section sets forth certain information regarding our directors. There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position	Committee Roles	Director Since
Ryan Costello	49	Independent Board Chair	Audit Committee Member, Compensation Committee Member, Nominating and Governance Committee Chair, Strategic Transactions Committee Member	2023
Steven Soles	52	Independent Director	Audit Committee Chair, Compensation Committee Member, Nominating and Governance Committee Member, Strategic Transactions Committee Chair	2025
Kathryn Yingling Schellenger	46	Independent Director	Audit Committee Member, Compensation Committee Chair, Nominating and Governance Committee Member, Strategic Transactions Committee Member	2025

Ryan Costello – Independent Board Chair

Ryan Costello has served as a director since 2023 and the Chair of our Board since 2024. Since 2019, Mr. Costello has served as an advisor to Fortune 500 companies and trade associations as the founder and operator of Ryan Costello Strategies, LLC, a federal policy advocacy firm, helping formulate and execute their public policy advocacy and strategic communications objectives. His policy expertise and experience spans many sectors, including technology, tax, energy, healthcare, and automotive. Since 2019, Mr. Costello has also been a visiting lecturer at American University. Mr. Costello served in U.S. Congress from 2015 to 2019. During this time, he served on the Energy & Commerce Committee, Transportation & Infrastructure Committee, and Veterans Affairs Committee. From 2011 to 2014, he served as a Chester County, PA, Commissioner, where his responsibilities included oversight and decision-making of over $100 million in county pension funds on the County’s Pension Board. As the Commissioners’ Board Chair, Mr. Costello provided oversight and successful submittal of the annual audit required by statute, and the Comprehensive Annual Financial Report of Chester County, PA, a County with a budget of over $500 million, with over 500,000 residents. From 2008 to 2011, Mr. Costello served as Chester County Recorder of Deeds. Amongst his duties in this position was providing oversight of a finance officer, submitting financial reports on a daily, weekly, monthly and annual basis involving significant receipts and reconciliation, which were subject to financial controls and audit oversight. From 2003 to 2008, Mr. Costello served as an East Vincent Township Supervisor, where his duties included providing oversight of a finance officer, approving invoices and contracts, engaging with auditors and ensuring compliance with the annual public audit. From 2002 to 2014, Mr. Costello practiced as an attorney in private practice, advising companies on a variety of corporate and real estate matters, including regulatory compliance and real estate finance matters. Mr. Costello maintains an active law license in the Commonwealth of Pennsylvania.

Mr. Costello is NACD Directorship Certified and previously served as a board director for Red White & Bloom Brands (CNSX: RWB) from 2021 to 2022, as a board director for Phunware Inc. (NASDAQ: PHUN) from 2021 to 2023, serving on the audit committee in 2023. He has also served in board advisory roles for private companies. Mr. Costello is a graduate with Honors of Ursinus College and from Villanova University School of Law. In 2022, Mr. Costello received an Economics of Blockchain and Digital Assets Certificate in Executive Education from The Wharton School of the University of Pennsylvania.

We have determined that Mr. Costello is qualified to serve as a member of our Board because of his deep knowledge of public policy and regulations and his advocacy expertise.

Steven Soles – Independent Director

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

Kathryn Yingling Schellenger – Independent Director

Kathryn Yingling Schellenger has served as a director since 2025. Ms. Schellenger is an experienced global compliance and ethics executive focused on building a corporate culture of ethics and integrity by effectively shepherding companies through risk and strategically driving business success. Ms. Schellenger has worked in-house at both public and privately-held companies operating in the retail industry, where she has been responsible for building, implementing, and maintaining all aspects of best-in-class global ethics and compliance programs. This includes conducting on-going risk assessments and developing internal processes, controls, policies, procedures, and training designed to mitigate the evolving risks — both internal and external — facing each entity. She has also been responsible for maintaining and promoting whistleblower hotlines, providing oversight of internal investigations, and analyzing and reporting to each company’s respective board on the same. Since 2022, Ms. Schellenger has served as head of global compliance at Tory Burch, LLC. Ms. Schellenger serves on and leads Tory Burch, LLC’s Ethics & Compliance Committee, chairs the Global Health & Safety Committee, and serves on the Data Privacy Committee. She also supports and advises on various other areas of legal compliance, corporate governance, litigation, and corporate social responsibility. Previously, Ms. Schellenger served as Director, Ethics & Compliance at Qurate Retail Group (now QVC Group, NASDAQ: QVCGA) from 2017 to 2022. Before moving in-house, Ms. Schellenger practiced law for two Am Law 100 firms in Washington, D.C., with a focus on white collar criminal defense, investigations and corporate compliance work. She has served as an adjunct professor of Business, Organizations and Society at Franklin & Marshall College, and as a judicial clerk to the Honorable Bohdan A. Futey at the United States Court of Federal Claims immediately following her graduation from law school. Prior to attending law school, she worked in human resources in the luxury hospitality industry. Ms. Schellenger is a cum laude graduate of both Bucknell University and Villanova University School of Law.

We have determined that Ms. Schellenger is qualified to serve as a member of our Board because of her expertise in corporate ethics and compliance matters, corporate governance, and business leadership experience.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership (typically, Forms 3, 4 and/or 5) of such equity securities with the SEC. Such entities are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) reports.

To our knowledge, based on a review of the reporting forms and representations of our directors and executive officers, we believe all Section 16(a) reports required to be filed by such persons were timely filed during the fiscal year ended December 31, 2025, except for the following late filings: (i) a Form 3 in connection with Mr. Regan’s appointment as Chief Financial Officer of the Company on January 17, 2025; (ii) one report on Form 4 with respect to an award of restricted stock units (“RSUs”) to Mr. Regan; (iii) two reports on Form 4 with respect to awards of RSUs to Mr. Saloom and subsequent vesting and settlement of RSUs; and (iv) a Form 3 in connection with Mr. Soles’s appointment as a director on April 4, 2025 as a result of delays in obtaining his EDGAR filing codes from the SEC.

Audit Committee

The Board has a standing Audit Committee. The current members of the Audit Committee are Steven Soles (Chair), Ryan Costello, and Kathryn Yingling Schellenger. The Audit Committee is responsible for assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, including the integrity of the financial statements, and the independent auditors’ qualifications and independence. The Audit Committee is also responsible for overseeing the preparation of the report required by SEC rules for inclusion in the Company’s annual proxy statement, retaining and terminating the Company’s independent auditors, approving in advance all audit and permissible non-audit services to be performed by the independent auditors, reviewing the adequacy and effectiveness of the Company’s internal controls, disclosure controls and procedures, and complaints processes, reviewing internal audit matters (as applicable), performing as the legal compliance committee, reviewing and discussing the Company’s practices with respect to risk assessment and risk management, and performing such other functions as required by applicable law, including the rules and regulations of the SEC and the listing standards of Nasdaq. The Audit Committee is also tasked with developing a Company policy on approval of related party transactions and reviewing and recommending to the Board for approval any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K).

The Board has determined that all the members of the Audit Committee are independent as defined under the rules of Nasdaq, including applicable Nasdaq listing standards for audit committee members, and the independence requirements contemplated by Rule 10A-3 of the Exchange Act.

The Nominating and Corporate Governance Committee, with concurrence from the Board, determined that Steven Soles meets the definition of an “audit committee financial expert” within the meaning of SEC rules.

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

Insider Trading Policy

Our Board has adopted an Insider Trading Policy, which applies to all of our directors, officers, and employees. The policy also applies to all independent contractors or consultants who have access to material non-public information of the Company. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. The policy prohibits our directors, officers, employees, and relevant contractors and any entities they control from engaging in transactions in the Company’s securities, including Common Stock, restricted stock units and options, if those persons are holding material non-public information. It includes a number of exemptions, such as when there is a complying 10b5-1 plan in place. The policy also sets out particular blackout periods during which no trading may occur, typically around the dates quarterly and annual reports are being prepared, until after they are filed with SEC. It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities.

Clawback Policy

Our Board has adopted an Accounting Restatement and Associated Incentive Compensation Clawback Policy (the “Clawback Policy”), which applies to all of our directors, officers, and employees, and this policy provides for certain circumstances and conditions pursuant to which there may be recoupment of certain specified compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under federal securities laws under certain specified conditions and circumstances as defined in the Clawback Policy. The Clawback Policy is designed to comply with Section 10D of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers (“NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (includes unvested and/or unsettled) ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(2) ($)	Total ($)
Rahul Mewawalla(3)	2025	645,288	—	646,291	(4)	—	—	173,976	1,465,555
Former CEO, President and Director	2024	825,000	2,578,125	14,836,430		2,023,500	—	—	20,263,055

Kaliste Saloom(5)	2025	306,692	100,000	257,795	(6)	—	—	—	664,487
Interim CEO, General Counsel and Corporate Secretary	2024	199,039	100,000	462,551		—	—	—	761,590

William Regan(7) Chief Financial Officer	2025	290,273	100,000	308,509	(8)	—	—	—	698,782

William “Sandy” Harrison(9)	2025	21,154	—	62,300	(10)	—	—	26,701	110,155
Former Chief Financial Officer	2024	275,000	—	1,251,175		—	—	—	1,526,175

(1)	Reflects the aggregate grant date fair value of stock awards granted to the named executive officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718.

(2)	Reflects paid time off disbursed at the time of departure from the Company.

(3)	Mr. Mewawalla’s employment with the Company was terminated on July 8, 2025.

(4)	Mr. Mewawalla was granted 61,752 RSUs on February 26, 2025 and the volume weighted average price (the “VWAP”) on February 26, 2025 of $0.523 has been used for the calculation of fair value of those awards in the table.
(5)	Mr. Saloom was appointed Interim Chief Executive Officer effective June 3, 2025.
(6)	Mr. Saloom’s stock awards have vesting and/or settlement timelines that range through 2026 to align compensation with long-term stockholder value. Mr. Saloom was granted: (i) 4,099 RSUs on May 15, 2025 and the VWAP on May 14, 2025 of $0.623 has been used for the calculation of fair value of those awards in the table; (ii) 6,314 RSUs on May 6, 2025 and the VWAP on April 22, 2025 of $0.411 has been used for the calculation of fair value of those awards in the table; (iii) 23,923 shares of Common Stock on December 18, 2025 and the VWAP on December 18, 2025 of $4.313 has been used for the calculation of fair value of those awards in the table; and (iv) 11,962 RSUs on December 18, 2025 and the VWAP on December 18, 2025 of $4.313 has been used for the calculation of fair value of those awards in the table.
(7)	Mr. Regan was appointed Chief Financial Officer effective January 17, 2025.
(8)	Mr. Regan’s stock awards have vesting and/or settlement timelines that range through 2026 to align compensation with long-term stockholder value. Mr. Regan was granted: (i) 8,197 RSUs on May 15, 2025 and the VWAP on May 14, 2025 of $0.623 has been used for the calculation of fair value of those awards in the table; (ii) 23,923 shares of Common Stock on December 18, 2025 and the VWAP on December 18, 2025 of $4.313 has been used for the calculation of fair value of those awards in the table; and (iii) 23,923 RSUs on December 18, 2025 and the VWAP on December 18, 2025 of $4.313 has been used for the calculation of fair value of those awards in the table.
(9)	Mr. Harrison departed the Company on January 17, 2025.
(10)	Mr. Harrison’s stock awards have vesting and/or settlement timelines that range through 2025 to align compensation with long-term stockholder value. Mr. Harrison was granted 5,000 RSUs in relation to his resignation as CFO on May 15, 2025 and the VWAP on May 14, 2025 of $0.623 has been used for the calculation of fair value of those awards in the table. Upon Mr. Harrison’s departure from the Company, 29,720 RSUs were forfeited.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Employment Agreement with Our Former Chief Executive Officer

The Company and Mr. Mewawalla entered into a written employment agreement dated May 22, 2023 in connection with Mr. Mewawalla’s appointment as the Company’s Chief Executive Officer and President (“Original Mewawalla Agreement”), which agreement was amended on July 19, 2023 (“July 19, 2023 Addendum”) and on December 26, 2023 (“December 26, 2023 Addendum”). The Original Mewawalla Agreement provides that Mr. Mewawalla shall receive a base salary, receive an annual bonus as determined by the Board based on achievement of performance objectives, may receive annual equity grants at the discretion of the Board, participate in the Company’s equity plans, and participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company.

The Original Mewawalla Agreement also provides for certain payments and benefits in the event of a termination of Mr. Mewawalla’s employment under certain circumstances. Under the Original Mewawalla Agreement, if Mr. Mewawalla is terminated by the Company for Cause (as defined in the Original Mewawalla Agreement) or by Mr. Mewawalla without Good Reason (as defined in the Original Mewawalla Agreement), then Mr. Mewawalla is entitled to receive: (i) any earned but unpaid compensation, including unused paid time off; (ii) reimbursement for unreimbursed business expenses; and (iii) any amounts or benefits to which Mr. Mewawalla is then entitled under the terms of the benefit plans then sponsored by the Company in accordance with their terms.

The Original Mewawalla Agreement also provides that if Mr. Mewawalla is terminated without Cause or by Mr. Mewawalla with Good Reason, he is entitled to receive severance including (i) the Accrued Benefits; (ii) an aggregate cash amount equal to the sum of (x) one full year of base salary plus (y) an amount equal to the Annual Target Bonus (as defined in the Original Mewawalla Agreement) for one full year; (iii) any bonus for the prior fiscal year that has not yet been paid; and (iv) a prorated portion of any annual bonus for the fiscal year in which the termination occurs (such amounts, the “Severance Benefits”). In addition, the Original Mewawalla Agreement provides for full and immediate vesting and settlement acceleration of all equity, including stock options and restricted stock units, and if the Company is unwilling or unable to immediately accelerate vesting and settlement of all equity and cover tax withholdings, the Company will provide payment in cash equivalent to the value of such equity upon Mr. Mewawalla’s election.

The July 19, 2023 Addendum grants Mr. Mewawalla additional benefits in the case where Mr. Mewawalla’s employment is terminated by the Company or by Mr. Mewawalla for Good Reason upon or post a change of control of the Company. In such event, the Company will pay to Mr. Mewawalla payments and benefits that are twice (2x) the value of all the payments and benefits that would be payable if Mr. Mewawalla had been terminated by the Company without Cause or by Mr. Mewawalla for Good Reason.

The December 26, 2023 Addendum purported to increase Mr. Mewawalla’s compensation upon termination with Cause by providing for the full and immediate vesting and settlement acceleration of all equity, including stock options and restricted stock units, granted prior to October 31, 2024 or, if the Company is unwilling or unable to immediately accelerate vesting and settlement of all equity and cover tax withholdings, the Company will provide payment in cash equivalent to the value of such equity upon Mr. Mewawalla’s election. The Company is presently involved in litigation commenced by Mr. Mewawalla regarding his termination as described below and, as part of that litigation, is taking the position that the December 26, 2023 Addendum is void or unenforceable and, therefore, that Mr. Mewawalla is not entitled to the immediate vesting and settlement acceleration provided for in the December 23, 2023 Addendum in connection with his termination. For additional information, see Part I, Item 3. “Legal Proceedings.”

On November 26, 2024, the Board, based on the review and recommendation of the Compensation Committee, approved bonus compensation to Mr. Mewawalla for his performance during the Company’s fiscal year ended December 31, 2024, consisting of an award of 61,752 RSUs under the Company’s 2024 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”) and $2,578,125 as cash, which was paid on the following schedule: (i) $859,375 in December 2024, (ii) $859,375 in January 2025, and (iii) $859,375 in February 2025.

On December 19, 2024, the Board, based on the review and recommendation of the Compensation Committee, approved a base salary increase for Mr. Mewawalla to $1,200,000 commencing on January 1, 2025.

On July 8, 2025, the Board provided Mr. Mewawalla with notice of termination of his employment as Chief Executive Officer and President of the Company, effective immediately, in accordance with the terms of the Mewawalla Agreement, and that such termination was for Cause (as defined in the Original Mewawalla Agreement).

As noted above, Mr. Mewawalla commenced litigation regarding his termination. For additional information, see Part I, Item 3. “Legal Proceedings.”

Employment Agreement with Our Interim Chief Executive Officer, General Counsel and Corporate Secretary

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

On June 2, 2025, the Board determined to place Mr. Mewawalla on administrative leave from his position as Chief Executive Officer and President of the Company and appointed Mr. Kaliste Saloom to serve as Interim Chief Executive Officer of the Company, effective as of June 3, 2025. In connection with Mr. Saloom’s appointment as Interim Chief Executive Officer, Mr. Saloom’s annual base salary was increased to $360,000 effective as of June 3, 2025.

On December 18, 2025, the Board, based on the review and recommendation of the Compensation Committee, approved bonus compensation to Mr. Saloom, for his performance during the Company’s fiscal year ended December 31, 2025, consisting of an award of 23,923 shares of Common Stock under the Equity Incentive Plan and $100,000 cash.

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

In recognition of additional duties being assumed during the Chief Executive Officer transition, the annual base salary of Mr. Regan was increased to $354,000 effective as of June 3, 2025.

On December 18, 2025, the Board, based on the review and recommendation of the Compensation Committee, approved bonus compensation to Mr. Regan, for his performance during the Company’s fiscal year ended December 31, 2025, consisting of an award of 23,923 shares of Common Stock under the Equity Incentive Plan and $100,000 cash.

Outstanding Equity Awards at Fiscal Year-End 2025

The following table sets forth information regarding all outstanding equity awards held by NEOs at December 31, 2025.

		Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rahul Mewawalla	70,000	—	—	11.10	11/21/2033	—	—	—	—
William Regan	—	—	—	—	—	—	—	32,120	135,225
Kaliste Saloom	—	—	—	—	—	—	—	21,465	90,368

(1)	All share amounts have been adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General to the consolidated financial statements included in Item 15. “Exhibits, Financial Statement Schedules” in this Annual Report for further information.

(2)	Market value of Unvested RSUs has been calculated by multiplying the closing stock price as of December 31, 2025 which was $4.21 by the number of unvested RSUs held. The RSUs have no exercise price.

Director Compensation

The following table details the total compensation earned by our independent, non-employee directors during the year ended December 31, 2025. All amounts are in U.S. dollars. Directors are paid an annual fee as cash compensation. In addition, non-employee directors of the Company are entitled to receive an annual equity grant of restricted stock units under the Company’s Equity Incentive Plan. Directors are entitled to be reimbursed for all reasonable and properly documented expenses incurred in performing their duties in accordance with the Company’s policies. Unless otherwise agreed on termination as a director, Directors will only be entitled to such fees as may have accrued to the date of termination. Mr. Mewawalla, the Company’s former CEO and President, did not receive any additional compensation for his services as a director of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Ryan Costello(1)	160,500	161,000	—	321,500
Steven Soles(2)	83,438	133,749	—	217,187
Kathryn Schellenger(3)	23,891	112,499	—	136,390
Greg Martin(4)	88,911	—	—	88,911
Michael Hughes(5)	29,050	—	—	29,050

(1)	Mr. Costello was awarded 9,879 RSUs on November 7, 2025 and the VWAP has been used as of that date as the fair value of the awards.
(2)	Mr. Soles was awarded (i) 1,810 RSUs on November 7, 2025 and the VWAP has been used as of that date as the fair value of the awards and (ii) 6,903 RSUs on November 7, 2025 and the VWAP has been used as of that date as the fair value of the awards.
(3)	Ms. Schellenger was awarded 7,831 RSUs on November 7, 2025 and the VWAP has been used as of that date as the fair value of the awards.
(4)	Mr. Martin decided not to stand for re-election at the Company’s 2025 Annual Meeting of Stockholders and his service as a director ended on October 15, 2025.
(5)	Mr. Hughes resigned from the Board on April 3, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise(1)	Weighted- average exercise price of outstanding options and restricted stock units(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(3)	781,500	$11.10	389,276	(4)
Equity compensation plans not approved by security holders
Total	781,500	$11.10	389,276	(4)

(1)	Restricted stock units and options under the Equity Incentive Plan.
(2)	Exercise price for restricted stock units is nil. Average exercise price of outstanding options is $11.10.
(3)	The Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of Common Stock reserved for issuance under the Equity Incentive Plan automatically increases on January 1 of each year by an amount equal to the lesser of (i) 250,000 shares of Common Stock and (ii) a specified number of shares of Common Stock as determined by the Board.
(4)	Includes shares of Common Stock available under the Equity Incentive Plan as of December 31, 2025 and does not reflect subsequent availability, issuances or grants under the Equity Incentive Plan in 2025.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 13, 2026, certain information concerning the beneficial ownership of our Common Stock by (i) each person known by us to own beneficially 5% or more of the outstanding shares of each class of the Company’s voting securities, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after March 13, 2026 through the exercise of any stock option, warrant or other right, or the conversion of any security. To our knowledge, except as otherwise indicated, each person or entity named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. To our knowledge, except as otherwise indicated, none of the shares of Common Stock listed below are held under a voting trust or similar agreement. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Unless otherwise noted below, the address of each person named in the table is c/o Mawson Infrastructure Group Inc., 950 Railroad Ave., Midland, PA 15059.

Name and Address	Shares of Common Stock Beneficially Owned		Percent of Common Stock(1)
Directors and Named Executive Officers
Kaliste Saloom	30,171		1
William Regan	21,312		*
Rahul Mewawalla(2)	691,613	(3)	13
William “Sandy” Harrison(4)	14,035	(5)	*
Ryan Costello	9,174		*
Steven Soles	1,810		*
Kathryn Yingling Schellenger	—		—
Directors and current executive officers as a group (5 persons) (6)	62,467		1
5% or Greater Securityholders:
Endeavor Blockchain, LLC and associated persons	1,587,397	(7)	30

*	Less than 1%.
(1)	Based on 5,277,894 shares of Common Stock outstanding as of March 13, 2025. In computing the number of shares of Common Stock beneficially owned by an individual or entity and the percentage ownership of that individual or entity, we deemed to be outstanding all shares of Common Stock that the individual or entity has the right to acquire within 60 days after March 13, 2026 through the exercise of any stock option, warrant or other right, or the conversion of any security. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other individual or entity.
(2)	Mr. Mewawalla’s employment with the Company was terminated on July 8, 2025.
(3)	Includes (i) 395,580 shares of Common Stock (ii) Options to purchase 70,000 shares of Common Stock and (iii) 226,033 shares of Common Stock issuable within 60 days of March 31, 2026.
(4)	Mr. Harrison departed the Company on January 17, 2025.
(5)	As disclosed by Mr. Harrison.
(6)	This group includes the following current directors and executive officers of Mawson: (i) directors Ryan Costello, Steven Soles and Kathryn Yingling Schellenger; (ii) Interim Chief Executive Officer, General Counsel and Corporate Secretary Kaliste Saloom; and (iii) Chief Financial Officer William Regan.
(7)	Based on Amendment No. 6 to Schedule 13D filed on February 10, 2026 by reporting persons Endeavor Blockchain, LLC (“Endeavor”), Joshua Kilgore (“Kilgore”), Cody Smith (“Smith”) and PM Squared, LLC (“PM Squared” and together with Endeavor, Kilgore and Smith, collectively, the “Endeavor Group”), this amount includes: (i) 1,500,000 shares of Common Stock held by Endeavor, (ii) 8,000 shares of Common Stock held by Kilgore, (iii) 75,000 shares of Common Stock held by Smith and (iv) 4,397 shares of Common Stock held by PM Squared. On January 6, 2026, the Endeavor Group entered into a Joint Filing Agreement in which the Endeavor Group agreed to the joint filing on behalf of each of them of statements on Schedule 13D with respect to the securities of the Company to the extent required by applicable law.

Based on Amendment No. 22 to the Schedule 13D filed on February 10, 2026: (i) Endeavour and Kilgore have their principal place of business at 5701 Euper Lane, Suite A, Fort Smith, Arkansas 72903; (ii) PM Squared has its principal place of business at 6050 Southwest Blvd, Suite 150 Fort Worth, TX 76109; and (iii) Smith has his principal place of business at 3801 Bent Elm Ln. Fort Worth, TX.

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

Related Party Transactions

The Company did not participate in any related party transactions during the fiscal year ended December 31, 2025 in which any of the directors, nominees, executive officers, any beneficial owner of more than 5% of our Common Stock, nor any of their immediate family members, had a direct or indirect material interest.

As set out above, our Audit Committee Charter requires that members of the Audit Committee conduct a review of, and be responsible for the oversight of, all related party transactions on an ongoing basis in line with our Related Party Transaction Policy.

Board Determination of Director Independence

The Board has reviewed the materiality of any relationship that each of our directors and director nominees has with the Company, either directly or indirectly. Based upon this review, the Board has determined that Ryan Costello, Steven Soles, and Kathryn Yingling Schellenger are “independent directors” as defined by Nasdaq.

With respect to the Audit Committee, the Board has determined that Ryan Costello, Steven Soles, and Kathryn Yingling Schellenger satisfy the independence standards established by Rule 10A-3 under the Exchange Act, and Nasdaq rules, as applicable.

With respect to the Compensation Committee, the Board has determined that Ryan Costello, Steven Soles, and Kathryn Yingling Schellenger satisfy the independence standards established by Rule 10C-1 under the Exchange Act and Nasdaq rules, as applicable.

With respect to the Nominating and Corporate Governance Committee and the Strategic Transactions Committee, the Board has determined that Ryan Costello, Steven Soles, and Kathryn Yingling Schellenger satisfy the independence standards established by the Exchange Act and Nasdaq rules, as applicable.

In making such determinations, the Board considered the relationships that each such non-executive director has with Mawson and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of Common Stock by each non-executive director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees and Services

Aggregate fees billed or expected to be billed for the professional services of Wolf & Company, P.C., our independent registered public accounting firm, for the years ended December 31, 2025 and 2024 in the following categories are shown below.

	2025	2024
Audit Fees(1)	$570,000	$505,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$570,000	$505,000

(1)	Includes fees for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and consents and comfort letters provided for various registration statements.

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

All of the services performed by the independent registered public accounting firm for the years ended December 31, 2025 and 2024 were pre-approved in advance by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibit and Financial Statement Schedules

(1) Financial Statements.

The following consolidated financial statements are filed as part of this Annual Report:

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mawson Infrastructure Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mawson Infrastructure Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

How We Addressed the Matter in Our Audit:

We performed the following procedures:

●	Independently verified select financial and operational data to the blockchain to confirm the occurrence and accuracy of mining revenue transactions.

●	Reviewed mining pool operator agreements and SOC reports and reconciled the blockchain data directly to mining pool operator data to test accuracy and completeness of the data provided by the mining pool operator. We compared to the mining difficulty data and other inputs provided by the mining pool operator to reliable third-party sources.

●	Applying detailed testing and analytical procedures to evaluate the accuracy, completeness, and occurrence of recognized revenue including testing management’s analysis of expected mining rewards to actual mining rewards earned during the year.

●	Used specialized software to verify the complete population of the Company’s on-chain transactions and verifying cut-off of these transactions at year-end.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2023.

Boston, Massachusetts

March 31, 2026

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$13,271,256	$6,089,837
Prepaid expenses	3,677,000	4,748,749
Cryptocurrencies held for customers	903,784	-
Trade and other receivables, net	9,642,423	15,167,729
Total current assets	27,494,463	26,006,315
Property, plant and equipment, net	22,580,313	28,071,415
Derivative asset	3,475,110	2,884,984
Security deposits	651,763	494,403
Operating lease right-of-use asset	3,240,017	3,983,378
Total assets	$57,441,666	$61,440,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade and other payables	$32,077,138	$39,398,160
Current portion of operating lease liability	1,402,826	1,270,989
Current portion of finance lease liability	176,707	358,515
Current portion of long-term loans	25,184,363	20,919,754
Total current liabilities	58,841,034	61,947,418

Operating lease liability, net of current portion	1,718,423	2,523,957
Finance lease liability, net of current portion	-	207,957
Total liabilities	60,559,457	64,679,332

Commitments and Contingencies

Stockholders’ deficit:
Series A preferred stock; 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 3,617,221 and 939,618 shares issued and outstanding as of December 31, 2025 and 2024, respectively(1)	3,617	940
Additional paid-in capital	248,967,877	225,359,764
Accumulated other comprehensive income	365,450	198,625
Accumulated deficit	(252,454,735)	(228,798,166)
Total stockholders’ deficit	(3,117,791)	(3,238,837)
Total liabilities and stockholders’ deficit	$57,441,666	$61,440,495

(1)	All share amounts have been retroactively adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General for further information.

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
Revenues:
Digital colocation revenue	$26,076,936	$38,546,912
Energy management revenue	11,799,373	7,576,553
Digital assets mining revenue	1,877,776	12,591,660
Equipment sales	-	550,000
Total revenues	39,754,085	59,265,125
Less: Cost of revenues (excluding depreciation)	22,410,834	38,987,911
Gross profit	17,343,251	20,277,214
Operating expenses:
Selling, general and administrative	22,650,096	18,313,904
Stock based compensation	8,975,579	14,064,883
Depreciation and amortization	5,600,793	17,877,770
Change in fair value of derivative asset	(590,126)	1,173,104
Total operating expenses	36,636,342	51,429,661
Loss from operations	(19,293,091)	(31,152,447)
Non-operating income (expense):
Gain (loss) on foreign currency transactions	(1,264,378)	1,009,223
Interest expense	(3,366,519)	(3,097,640)
Other income	357,849	364,382
Other expenses	(77,904)	(39,638)
Loss on deconsolidation	-	(12,444,097)
Total non-operating expense, net	(4,350,952)	(14,207,770)
Loss before income taxes	(23,644,043)	(45,360,217)
Income tax expenses	(12,526)	(976,570)
Net loss	(23,656,569)	(46,336,787)
Less: Net loss attributable to non-controlling interests	-	(205,086)
Net loss attributed to Mawson common stockholders	$(23,656,569)	$(46,131,701)
Net loss per share, basic & diluted(1)	$(20.11)	$(51.75)
Weighted average number of shares outstanding(1)	1,176,430	891,438

(1)	All share amounts have been retroactively adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General for further information.

See report of independent registered public accounting firm and accompanying Notes to Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2025	2024
Net Loss	$(23,656,569)	$(46,336,787)
Other comprehensive income (loss):
Foreign currency translation adjustment	166,825	(461,904)
Comprehensive loss	(23,489,744)	(46,798,691)
Less: Comprehensive gain attributable to non-controlling interests	-	(205,086)
Comprehensive loss attributable to common stockholders	$(23,489,744)	$(46,593,605)

See report of independent registered public accounting firm and accompanying Notes to Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Year Ended December 31, 2025
	Common Stock(1) (#)	Common Stock(1) ($)	Additional Paid-in- Capital(1)	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2024	939,618	$940	$225,359,764	$198,625	$(228,798,166)	$(3,238,837)
Exercising of RSU’s and stock options	155,178	155	(155)	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	8,975,579	-	-	8,975,579
Issuance of common stock, net of issuance costs	2,522,425	2,522	14,632,689	-	-	14,635,211
Net loss	-	-	-	-	(23,656,569)	(23,656,569)
Other comprehensive income	-	-	-	166,825	-	166,825
Balance as of December 31, 2025	3,617,221	$3,617	$248,967,877	$365,450	$(252,454,735)	$(3,117,791)

(1)	All share amounts have been retroactively adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General for further information

See report of independent registered public accounting firm and accompanying Notes to Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2024
	Common Stock(1) (#)	Common Stock(1) ($)	Additional Paid-in- Capital(1)	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Mawson Stockholders’ Equity (Deficit)	Non- controlling interest	Total Equity (Deficit)
Balance as of December 31, 2023	832,236	$833	$211,294,988	$608,688	$(182,666,465)	$29,238,044	$1,146,586	$30,384,630
Exercising of RSU’s and stock options	107,382	107	(107)	-	-	-	-	-
Stock based compensation expense for RSU’s and stock options	-	-	14,064,883	-	-	14,064,883	-	14,064,883
Deconsolidation of MIG No.1 Pty Ltd	-	-	-	-	-	-	(889,659)	(889,659)
Net loss	-	-	-	-	(46,131,701)	(46,131,701)	(205,086)	(46,336,787)
Other comprehensive loss	-	-	-	(410,063)	-	(410,063)	(51,841)	(461,904)
Balance as of December 31, 2024	939,618	$940	$225,359,764	$198,625	$(228,798,166)	$(3,238,837)	$-	$(3,238,837)

(1)	All share amounts have been retroactively adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General for further information

See report of independent registered public accounting firm and accompanying Notes to Consolidated Financial Statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,656,569)	$(46,336,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,600,793	17,877,770
Amortization of operating lease right-of-use asset	1,314,386	958,571
Foreign exchange loss (gain)	1,080,932	(1,626,705)
Stock based compensation	8,975,579	14,064,883
Unrealized (gain) loss on derivative asset	(590,126)	1,173,104
Loss on sale of property, plant and equipment	-	18,262
Bad debt expense	1,046,709	-
Non-cash interest expense	3,350,501	3,079,113
Loss on lease termination	26,268	312,375
Loss on deconsolidation	-	12,959,923
Changes in operating assets and liabilities:
Trade and other receivables	4,478,597	(3,062,342)
Operating lease liabilities	(1,216,329)	(771,190)
Other current assets	10,605	(1,271,220)
Trade and other payables	(7,321,022)	6,186,846
Net cash (used in) provided by operating activities	(6,899,676)	3,562,603
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(148,950)	(1,957,902)
Proceeds from sales of property, plant and equipment	39,260	838,864
Net cash used in investing activities	(109,690)	(1,119,038)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common share issuances	14,635,211	-
Payment of finance lease liabilities	(444,426)	(330,067)
Payments of loans	-	(500,000)
Net cash provided by (used in) financing activities	14,190,785	(830,067)
Net increase in cash and cash equivalents	7,181,419	1,613,498
Cash and cash equivalents at beginning of period	6,089,837	4,476,339
Cash and cash equivalents at end of period	$13,271,256	$6,089,837
Supplemental disclosure of cash flow information
Cash paid for interest	$16,018	$18,527
Cash (received) paid for income taxes – Federal	$(25,905)	$490,997
Cash paid for income taxes – State	$300	$405,250
Non-cash transactions
Recognition of right of use operating asset and lease liability	$571,024	$2,634,550

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

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

On November 19, 2025, the Company filed a Certificate of Amendment (the “Charter Amendment”) to the Company’s Certificate of Incorporation (as amended through immediately prior to the Effective Time (as defined below), the “Certificate of Incorporation”) to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of the Common Stock. Pursuant to the Charter Amendment, the Reverse Stock Split became effective as of 5:00 p.m. Eastern time on November 20, 2025 (the “Effective Time”).

The Reverse Stock Split was primarily intended to increase the per share market price of the Common Stock in order to meet the $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Common Stock began trading on a Reverse Stock Split adjusted basis on The Nasdaq Capital Market at market open on November 21, 2025 under the existing symbol “MIGI” and the new CUSIP number 57778N406.

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance, less the number of rounded whole shares issued for fractional shares. Therefore, prior period amounts are different than those previously reported. There were no changes to the total number of authorized shares of the Company’s capital stock or their respective par values per share as a result of this change.

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

The accompanying consolidated financial statements, including the results of Cosmos Trading Pty Ltd, Cosmos Infrastructure LLC (“Cosmos”), Cosmos Manager LLC, MIG No.1 Pty Ltd (“MIG No. 1”), MIG No.1 LLC, Mawson AU Pty Ltd (“Mawson AU”), Mawson Services Pty Ltd (“Mawson SPL”), Luna Squares LLC (“Luna Squares”), Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC (“Luna Property”), Mawson Midland LLC, Mawson Hosting LLC (“Mawson Hosting”), Mawson Ohio LLC, Mawson Mining LLC and Mawson Capital LLC (collectively referred to as the “Group”), have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”).

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (Cont.)

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

For the year ended December 31, 2025, the Company incurred a loss after tax of $23.7 million, and as of December 31, 2025, had negative working capital of $31.3 million, stockholders’ deficit of $3.1 million and an accumulated deficit of $252.5 million. The Company’s cash position as of December 31, 2025, was $13.3 million.

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (Cont.)

Going Concern (Cont.)

On October 16, 2025, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares (the “Shares”) of our Common Stock having an aggregate sales price of up to $9.6 million, from time to time, through an “at-the-market” offering program (the “ATM”) under which Wainwright will act as sales agent. On December 11, 2025, the Company filed a prospectus supplement (the “Prospectus Supplement”) with the SEC to increase the capacity of the ATM by $40 million.

As of December 31, 2025, the Company has sold 2,468,729 shares of Common Stock under the Sales Agreement at an average price of approximately $6.12 per share, which has resulted in cash proceeds to the Company of $14.6 million, net of issuance costs. An additional 53,696 shares were issued due to fractional share rounding related to the Reverse Stock Split. The ATM shares and the fractional shares total the 2,522,425 shares issued during the year.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of estimates in preparation of Financial Statements

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Company has considered the following to be significant estimates made by management, including but not limited to, going concern assumptions, estimating the useful lives of fixed assets, realization of long-lived assets, unrealized tax positions, and valuing the derivative asset classified under Level 3 fair value hierarchy.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Functional currency

All subsidiaries of the Company have a functional currency of United States dollar (“USD”) with the exceptions of MIG No.1 Pty Ltd (on March 19, 2024, MIG No.1 Pty Ltd was placed into a court appointed liquidation and wind-up process), Mawson SPL (on April 29, 2024, Mawson SPL was placed into a Australian court appointed liquidation and wind-up process) and Mawson AU (on April 23, 2024, the Australian entity Mawson AU was placed into a Australian court appointed liquidation and wind-up process) and Cosmos Trading Pty Ltd whose functional currency is the Australian Dollar (“AUD”). Assets and liabilities of Australian entities are translated into USD at exchange rates in effect on the consolidated balance sheet dates. Revenue and expense accounts are translated using the monthly average exchange rates during the period. Translation of all the consolidated companies’ financial records into USD is required due to the reporting currency for these consolidated financial statements presented as USD and the functional currency of the parent company being that of USD. Translation adjustments are accumulated in other comprehensive income (loss). Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded as income in the period in which they are incurred.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s CODM group is composed of the Interim Chief Executive Officer and Chief Financial Officer.

The Company operates as one energy management and digital asset mining segment and uses net income as a measure of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. All income is generated from operations located in the United States. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of purchases and significant acquisitions and allocation of budget between cost of revenues, general and administrative, research and development expenses and net income. The CODM does not evaluate performance or allocate resources based on segment asset or liability information.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held at call with financial institutions, cash held with digital asset exchanges, and other short-term and highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Cryptocurrencies held for customers

Cryptocurrencies held for customers are included in current assets in the consolidated balance sheets.

The following table presents the Company’s cryptocurrency (Bitcoin) activities for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024

Opening number of Bitcoin held	0.00	0.00
Number of Bitcoin received	27.80	214.68
Number of Bitcoin sold	(17.50)	(214.68)
Closing number of Bitcoin held	10.30	0.00

Cryptocurrencies held for customers are measured at fair value.

The Company’s policy is to dispose of Bitcoin received from mining operations routinely, usually no more than a few days after receipt. At December 31, 2025, the Company continued to hold 10.3 Bitcoin due to an ongoing customer dispute. The Company recognized corresponding cryptocurrencies due to customer liability included in trade and other payables on the balance sheet.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

	Fair value measured as of December 31, 2025
	Total	Total Level 1	Total Level 2	Total Level 3
Assets:
Cryptocurrencies held for customers	$903,784	$903,784	$-	$-
Derivative asset	$3,475,110	$-	$-	$3,475,110
Liabilities:
Cryptocurrencies due to customer	$903,784	$903,784	$-	$-

	Fair value measured as of December 31, 2024
	Total	Total Level 1	Total Level 2	Total Level 3
Assets:
Derivative asset	$2,884,984	$-	$-	$2,884,984

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair value of financial instruments (Cont.)

Level 1 Assets and Liabilities:

In accordance with Accounting Standards Update (“ASU”) 2023-08, cryptocurrency that was mined from colocation services and held in a digital asset account controlled by the Company is measured at fair value and recognized separately on the cryptocurrencies line of the balance sheet. Due to an ongoing customer dispute, the Company has recognized corresponding cryptocurrencies due to customer liability included in trade and other payables on the balance sheet. The estimated fair value of the cryptocurrency and alleged liability is classified as Level 1 of the fair value hierarchy and is based on the quantity of cryptocurrency held in the digital asset account multiplied by the price quoted on the exchange the Company uses to dispose of digital assets on December 31, 2025.

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

Equity method investments

Equity investments are accounted for under the equity method if we are able to exercise significant influence, but not control, over an investee. Our share of the losses as reported by the investees is classified as loss from equity investees method investments on our consolidated statements of operations. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in our consolidated statements of operations. The Company has had a 34.9% holding in Tasmania Data Infrastructure Pty Ltd. (TDI) through its subsidiary Mawson AU. During the year ended December 31, 2024, the investment was written off as part of the deconsolidation of Mawson AU (on April 23, 2024, the Australian entity Mawson AU was placed into an Australian court appointed liquidation and wind-up process).

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Leases

The Company accounts for its leases under ASC 842, Leases and determines if an arrangement is a lease at inception. Using ASC 842, leases are classified as operating or finance leases on the balance sheet as right of use (“ROU”) assets and lease liabilities within current liabilities and long-term liabilities on our consolidated balance sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s lease does not provide an implicit rate and therefore the Company measured the ROU asset and lease obligation based upon the present value of future minimum lease payments. The Company’s incremental borrowing rate is estimated based on a risk-free discount rate for the lease, determined using a period comparable with that of the lease term and in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. The Company does not record leases on the consolidated balance sheets with a term of one year or less. The Company does not separate lease and non-lease components but rather account for each separate component as a single lease component for all underlying classes of assets. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line operating lease cost over the lease term.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its digital colocation customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss impairment model and presents the net amount of the receivable expected to be collected. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Accounts receivable (Cont.)

Accounts receivable, net consists of the following:

	December 31,
	2025	2024

Trade receivables	$9,642,072	$15,367,383
Goods and service tax refund	351	346
Provisions	-	(200,000)
	$9,642,423	$15,167,729

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

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Topic 3580-60): Accounting for and Disclosure of Crypto Assets. Under the new guidance, an entity would be required to subsequently measure certain crypto assets at fair value, with changes in fair value included in net income in each reporting period. The proposed set of rules would also require presentation of crypto assets and related fair value changes separately in the balance sheet and income statement and require various disclosures in interim and annual periods. The Company’s adoption of ASU 2023-08 did not have a material impact on its consolidated financial statements since the Company’s policy is to dispose of Bitcoin received from mining routinely, usually no more than a few days after receipt. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025. There was no cumulative effect as of adoption.

In December 2023, the FASB issues ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under the new guidance, public business entities (“PBEs”) are required to disclose an annual tabular effective tax rate reconciliation using both reporting currency amounts and percentages, disaggregated into specified categories. ASU 2023-09 also requires PBEs to disclose annually the amount of income taxes paid, disaggregated by federal, state and foreign jurisdictions. ASU 2023-09 requires annual disclosure requirements to disaggregate income (loss) from continuing operations between domestic and foreign components and disaggregate income taxes expense (or benefit) between federal, state and foreign components. The Company’s adoption of ASU 2023-09 did not have a material impact on it consolidated financial statements since the Company’s operations are entirely domestic and amount of tax expense (benefit) recognized for the period is immaterial. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis on January 1, 2025.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recent Accounting Pronouncements (Cont.)

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify that the probability of vesting for share-based consideration payable to a customer should be assessed under Topic 718 rather than Topic 606. The updates in ASU 2025-04 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. Either modified retrospective or a retrospective basis is permitted when applying the updated guidance upon adoption. The adoption of ASU 2025-04 did not have an effect on the Company’s financial statements because the Company did not grant share awards to customers.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU No. 2025-11, ”Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies interim disclosure requirements by adding a comprehensive list of required disclosures and introducing a disclosure principle to report significant events occurring since the previous year-end that have a material effect. The amendments are effective for the Company for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2025-11, but does not expect it to significantly change the overall nature of its interim reporting.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The amendments in this update clarify, correct, and otherwise improve a wide variety of Topics in the Codification. Notably, ASU 2025-12 clarifies the calculation of diluted earnings per share when a loss from continuing operations exists and requires that such changes be applied retrospectively. Other amendments are generally applied prospectively or retrospectively at the Company's election. ASU 2025-12 is effective for the Company for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of these improvements, but does not expect the majority of the amendments to have a material impact on its consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2024-03 improves financial reporting by requiring companies to disclose additional information about certain expenses in the notes to the financial statements. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUBSIDIARY DECONSOLIDATION

The Company currently operates facilities in the United States and does not have operating sites in Australia.

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

Australian entity MIG No.1 Secured Loan Facility Agreement

MIG No. 1 has a Secured Loan Facility Agreement with Marshall. The loan matured in February 2024 and the total outstanding balance is $12.6 million as of December 31, 2025. The Company is included as a guarantor of this loan.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUBSIDIARY DECONSOLIDATION (Cont.)

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

NOTE 3 – SUBSIDIARY DECONSOLIDATION (Cont.)

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

Summary of the impact on consolidated statement of operations

	Year ended December 31,
	2025	2024

Deconsolidation loss - MIG No. 1	$-	$(12,359,353)
Deconsolidation loss - Mawson AU	-	(278,264)
Deconsolidation gain - Mawson SPL	-	193,520
Total loss on deconsolidation	$-	$(12,444,097)

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BASIC AND DILUTED LOSS PER SHARE:

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as of December 31, 2025, and 2024, are as follows:

	Years ended December 31,
	2025	2024

Warrants to purchase Common Stock	224,046	224,046
Options to purchase Common Stock	70,000	175,021
RSUs issued under a management equity plan	711,500	712,550
	1,005,546	1,111,617

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,
	2025	2024
Numerator:

Net loss attributed to Mawson common stockholders	$(23,656,569)	$(46,131,701)
Denominator:
Weighted average common shares - basic and diluted	1,176,430	891,438
Net loss per share of Common Stock, basic and diluted	$(20.11)	$(51.75)

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31, 2025	December 31, 2024

Plant and equipment	$10,364,981	$10,404,241
Computer equipment	247,859	176,151
Processing machines (Miners)	77,447,520	77,447,520
Modular data center	22,103,986	22,103,986
Motor vehicles	199,246	199,246
Transformers	9,344,544	9,344,544
Low-cost assets	1,146,503	1,069,260
Leasehold improvements	487,527	487,527
Total	121,342,166	121,232,475
Less: Accumulated depreciation	(98,761,853)	(93,161,060)
Property, plant and equipment, net	$22,580,313	$28,071,415

The Company incurred depreciation and amortization expense in the amounts of $5.6 million and $17.9 million for the years ended December 31, 2025 and 2024, respectively.

There were no impairment charges for the years ended December 31, 2025 and 2024.

NOTE 6 – SECURITY DEPOSITS

The Company’s security deposits consist of amounts paid by the Company to location providers in case of any event of default. The security deposits are refundable to the Company when location provider services cease or are cancelled. Security deposits are included in non-current assets on the consolidated balance sheets as such amounts are not expected to be refunded for at least twelve months after December 31, 2025. As of December 31, 2025 and 2024, the Company had $0.7 million and $0.5 million, respectively, in refundable security deposits.

NOTE 7 – LEASES

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

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES (Cont.)

Effective May 24, 2023, Mawson Bellefonte LLC entered into a lease agreement for a 9,918 square foot developed mining facility in Bellefonte, PA, which was amended and renewed in November 2025. The amended term of the lease is for seven years and seven months.

Effective May 1, 2023, Mawson Ohio LLC took an assignment of a lease agreement for approximately 64,600 square feet for an undeveloped site in Corning, Ohio. The term of the lease is five years, with an option to extend for five years.

Other than the foregoing leases, the Company does not lease any other material assets. The Company believes that these facilities are suitable and adequate for its operations as currently conducted and foreseen.

The Company’s lease costs recognized in the consolidated statements of operations and comprehensive loss consist of the following:

	For the Years Ended
	December 31,
	2025	2024

Operating lease charges (1)	$1,748,343	$1,771,150
Finance lease charges:
Amortization of right-of-use assets	411,188	253,432
Interest on lease obligations	54,660	56,086

(1)	Included in Selling, General & Administrative Expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of December 31, 2025:

	Operating Leases	Finance Leases

2026	$1,734,606	$185,016
2027	1,425,075	-
2028	160,685	-
2029	167,112	-
2030	173,796	-
Total undiscounted lease obligations	3,661,274	185,016
Less: imputed interest	(540,025)	(8,309)
Total present value of lease liabilities	3,121,249	176,707
Less: current portion of lease liabilities	1,402,826	176,707
Non-current lease liabilities	$1,718,423	$-

Other lease information as of December 31, 2025:

	Operating Leases	Finance Leases

Operating cash out flows from leases	$1,678,678	$444,426
Weighted-average remaining lease term (years)	2.34	0.35
Weighted-average discount rate (%)	9.1%	13.6%

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – TRADE AND OTHER PAYABLES

	December 31,
	2025	2024

Trade payables	$21,801,799	$20,646,599
Accrued expenses	2,273,567	1,845,346
Deferred income	3,406,665	10,977,678
Employee payables	721,646	2,093,219
Tax payables	3,873,461	3,835,318
	$32,077,138	$39,398,160

NOTE 9 – LOANS

Outstanding loans as of December 31, 2025:

	Maturity Date	Rate	Loan Balance
Marshall	Feb-24	17.00%	$12,577,867
Celsius	Aug-23	14.00%	10,779,429
W Capital	Mar-23	20.00%	1,676,068
Convertible notes	Jun-23	28.00%	150,999
Total Loans Outstanding			25,184,363
Less: current portion of long-term loans			(25,184,363)
Long-term loans, excluding net of current portion			$-

Description of Outstanding Loans

Marshall Loan

The Company is included as a guarantor of a disputed Secured Loan Facility Agreement (the “Marshall Loan”) by MIG No. 1 with Marshall. Investments GCP Pty Ltd ATF for the Marshall Investments MIG Trust (collectively, “Marshall”). The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No. 1 and a general security agreement given by the Company. Principal repayments began during November 2022. According to the claims of Marshall, the outstanding balance including interest is $12.6 million as of December 31, 2025, all of which is currently classified as a current liability. There has been no principal and interest payments made since May 2023. See Note 10 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS (Cont.)

Description of Outstanding Loans - (Cont.)

W Capital Loan

The Company is included as a guarantor of a disputed Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of December 31, 2025, the balance was AUD $2.5 million (USD $1.7 million), all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023. See Note 10 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

Celsius Promissory Note

On February 23, 2022, Luna entered into a Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna issued a Secured Promissory Note (the “Celsius Promissory Note”) for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance, including interest, is $10.8 million as of December 31, 2025, all of which is currently classified as a current liability. See Note 10 – Commitments and Contingencies, Celsius Promissory Note and Colocation Agreement.

Convertible Notes

On July 8, 2022, the Company issued secured convertible promissory notes to W-Capital in exchange for cash. The outstanding balance relates to the interest on the convertible note which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.2 million as of December 31, 2025, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled “W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc.”, alleging a claim to seek USD $0.2 million as unpaid interest under a convertible note after the Company paid in full the principal of $0.5 million, and AUD $0.3 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company for a “Variation Deed to Loan Deed” dated September 29, 2022, executed by its Australian entity, Mawson PL. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, on May 31, 2024, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.2 million as unpaid interest plus interest and costs for sums due.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Marshall Loan and W Capital Loan

The Marshall Loan was entered into with an Australian entity MIG No.1, which was placed into a court appointed liquidation and wind-up process and was deconsolidated from the Group on March 19, 2024. On March 19, 2024, Marshall appointed receivers and managers in Australia under the terms of their security relating to their secured loan facility. The direct assets that secure this loan include 5,372 Miners and 8 modular data centers (“MDCs”). These assets are held by MIG No.1 and therefore were included in the deconsolidation. The receiver’s statutory duty includes the obligation to sell the secured assets at market value or, if market value is not known, at the best price reasonably obtainable to maximize the prospects of there being sufficient proceeds available to satisfy the balance of the outstanding secured debt. Therefore, this loan balance may be offset in the future by the amount received from the sale of these Miners and MDCs. On June 25, 2024, Marshall inspected and inventoried the Miners and MDCs located at the Company’s Midland facilities. The Company is currently not utilizing these Miners or MDCs for its operations and has asked Marshall to take these assets out of the Company’s storage. Marshall has not responded to the Company’s request for these Miners and MDCs to be removed from the Company’s storage. The Company is reserving all its rights and remedies against Marshall.

The W Capital Loan was originally with Mawson Infrastructure Group Pty Ltd (“Mawson PL”), and this Australian entity was placed into Australian voluntary administration on October 30, 2023. On November 3, 2023, W Capital appointed receivers and managers in Australia under the terms of their security relating to their working capital facility. The Company has corresponded with W Capital and/or its representatives, the Company’s ongoing significant concerns about W Capital and James Manning, a former board director and Chief Executive Officer of the Company (“Manning”), being related parties. W Capital has not responded to the Company’s concerns in a manner satisfactory to the Company.

On October 3, 2024, a proceeding was filed by W Capital and Marshall against the Company before the Federal Court of Australia, New South Wales, in the matter entitled, “W Capital Advisors Pty Ltd, in its capacity as Trustee for the W Capital Advisors Fund, v. Mawson Infrastructure Group, Inc.”, No. NSD 1395/2024. In an effort to force the Company to pay the W Capital Loan and Marshall Loan, W Capital and Marshall sought to have the Company declared insolvent under Australian law on the grounds that the Company failed to pay W Capital the sums it claims the Company owed it under the aforesaid Australian judgment. On February 11, 2025, the Australian Court declared that Mawson be “wound up” under Australian law. However, Mawson has no assets, revenue or other business in Australia subject to Australian jurisdiction. It is unclear as to any adverse effect this ruling has on Mawson in the U.S. This Australian ruling completely disregarded the automatic stay in place as established by the Involuntary Petition (defined below). The Company has communicated its objections and concerns to these Australian liquidator and entities.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Cont.)

Concurrently with the above Australian litigation, on December 4, 2024, Marshall, W Capital, and Rayra Pty Ltd, as Trustee for the Mountainview Trust (“Rayra” and together with Marshall and W Capital, collectively, the “Original Petitioners”), all Australian entities, concurrently filed an involuntary petition (the “Involuntary Petition”) in the matter entitled In Re Mawson Infrastructure Group, Alleged Debtor, Case No. 1:24-bk-12726, under chapter 11 (“Chapter 11”) of title 11, 11 U.S.C. § 101 through 1330 (the “Bankruptcy Code”), seeking a determination of the court to force the Company into a Chapter 11 proceeding. The Original Petitioners claimed in the Involuntary Petition that they have debts aggregating AUD$13.7 million (approximately USD$8.9 million). Subsequently, Liam Healy and Quentin Olde, in their capacity as Receivers and Managers of MIG No. 1 Pty Ltd (in Liq.), and John McInerney and Philip Campbell-Wilson of Grant Thornton Australia Limited, in their capacity as Joint and Several Liquidators of Mawson Services Pty Ltd. (In Liq.), later joined the Involuntary Petition as additional petitioning creditors (together with the Original Petitioners, collectively, the “Petitioning Creditors”). The Company disputed the validity of the Involuntary Petition and the Petitioning Creditors’ debt claims, and filed responsive pleadings and other remedies against the Petitioning Creditors for bad faith, pursue sanctions, and other damages as is allowed by applicable law.

On January 10, 2025, the Company filed an answer to the Involuntary Petition, and on May 5, 2025, the Company filed with the United States Bankruptcy Court for the District of Delaware a motion for bond and sanctions against the Petitioning Creditors for violating the automatic stay in the involuntary proceedings. On August 11, 2025, the Honorable Mary F. Walrath, Bankruptcy Judge for the United States Bankruptcy Court for the District of Delaware heard the Company’s motion and granted relief in favor of the Company imposing sanctions on the Petitioning Creditors requiring them to pay the Company’s attorney fees and post a bond before the Petitioning Creditors would be allowed to continue the involuntary proceedings.

During the course of this matter, the Company continued to operate in the ordinary course of business as authorized under 11 U.S.C. § 303(f). Nonetheless, under applicable federal law, all collection efforts by the Company’s creditors, including all of the Petitioning Creditors, continued to be stayed pending final resolution of the Involuntary Petition.

The parties filed pretrial motions seeking various remedies, including dismissal prior to trial, sanctions and attorney fees. On May 9, 2025, the Court granted Mawson’s motions for discovery from the Petitioning Creditors and paved a pathway for discovery of Manning—including from Australia if needed. The United States Bankruptcy Court for the District of Delaware denied Celsius’ previously filed motion for sanctions. The trial date was delayed indefinitely to allow for the completion of discovery and the opportunity for the parties to mediate.

As stated above, on May 5, 2025, Mawson filed a motion for sanctions against the Petitioning Creditors seeking, among other things, compelling discovery against the Petitioning Creditors, sanctions for bad faith, and payment of Mawson’s legal fees. The motions were heard by the United States Bankruptcy Court for the District of Delaware on August 11, 2025, wherein the Court ruled from the bench to sanction the Petitioning Creditors, required them to pay Mawson’s attorney’s fees incurred to date and further ordered the Petitioning Creditors to post a cash bond of $1.5 million before being allowed to proceed any further. Following successful motions brought by the Company against the filing parties in the Involuntary Petition, Marshall, as the largest claimant of the Petitioning Creditors, filed a motion to dismiss the Involuntary Petition on August 25, 2025. On October 21, 2025, the United States Bankruptcy Court for the District of Delaware held a hearing on the motion to dismiss and ordered the dismissal of the Involuntary Petition against the Company, while preserving Mawson’s rights to recover from the Petitioning Creditors all damages it incurred due to the bad faith filing of the Involuntary Petition. A written Order of Dismissal was signed by the judge on November 4, 2025 and the Involuntary Petition has been dismissed.

On December 29, 2025, the Company filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Petitioning Creditors, seeking general and punitive damages, sanctions attorney fees and costs against the Petitioning Creditors.

Mawson learned that on or about October 20, 2025, one of the Australian Petitioning Creditors, W Capital, filed for commencement of Australian Insolvency Proceedings placing W Capital under receivership and ultimate liquidation in Australia. Mawson is one of W Capital’s largest creditors. Mawson expects to avail itself of all legal rights and remedies to which it may be entitled to recover from W Capital under applicable Australian and US laws.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Cont.)

As previously noted, the Company believes that W Capital and Marshall used these proceedings in Australia and the United States as a bad faith attempt to gain leverage in ongoing legal disputes between the parties.

The Company believes that W Capital and Marshall were using the Involuntary Petition and the Australian insolvency proceedings against the Company in an improper attempt to gain leverage in ongoing legal disputes between the parties. The Company believes that the filing of the Involuntary Petition was an extension of the ongoing disputes, including with Manning, and a continuation of the pattern of bad faith actions by Manning and the Petitioning Creditors, with the improper intention of harassing and intimidating the Company.

The matter was dismissed by the Court with prejudice on November 4, 2025. On December 29, 2025, Mawson filed an adversary proceeding in the matter against the Petitioning Creditors seeking bad faith damages, attorney fees, costs, and interest.

As previously reported Mawson has divested itself of any holdings in Australia and does not have any operating sites or assets in Australia. The Company currently operates facilities only in the United States.

Celsius Promissory Note and Celsius Colocation Agreement

Luna Squares has not repaid the Celsius Promissory Note as required on its stated maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred the benefit of the Celsius Promissory Note to Celsius Network Ltd. and Celsius Network Ltd has notified Luna Squares that the default interest is payable.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462. See Note 14 – Subsequent Events for information about the partial settlement of this case. On January 23, 2025, the arbitrator issued a Partial Final Award (the “Partial Final Award”) granting in part Celsius’ claim against Luna Squares on the outstanding promissory note executed by Luna Squares in favor of Celsius. The Partial Final Award granted Celsius monetary damages in the amount of $8.1 million, plus interest and attorney fees.

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

On February 5, 2026, Celsius took formal steps to domesticate the judgment outside of New York. Currently, the parties are engaged in negotiations to resolve the ongoing litigation. On or about March 6, 2026, Celsius announced that it would voluntarily dismiss its remaining arbitration claims against the Company. Nevertheless, the Company’s claims and counterclaims for damages against Celsius remain active in the litigation process, and the Company is continuing to pursue these counterclaims and damages expeditiously.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Cont.)

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

Blockware

On April 19, 2024, a civil suit entitled Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc. was filed in the United States District Court, Southern District of New York. The matter remains ongoing.  However, the parties are actively pursuing informal settlement discussions.

CleanSpark

On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc. and CSRE Properties Sandersville, LLC with the United States District Court for the Southern District of New York in the matter entitled “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC”, Civil Action No. 1:24-cv-5379, for at least $2.0 million for breach of the Bill of Sale dated October 1, 2022, among the Company, CleanSpark Inc. and CSRE Properties Sandersville, LLC. On September 13, 2024, the defendants filed a motion to dismiss the proceedings, which was denied by the Court. The matter is proceeding through the court system.

Vertua

On March 16, 2022, Luna Squares entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania (the “Sharon Lease”) with Vertua, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. Manning is a director of Vertua Ltd and has a material interest in the Sharon lease as a significant stockholder of Vertua Ltd.

On September 6, 2024, Luna Squares filed a praecipe of lis pendens for the property leased in Sharon, Pennsylvania in the Court of Common Pleas of Mercer County, Pennsylvania in the matter entitled “Luna Squares Property, LLC v. Vertua Property, Inc.” under case No 2024-2332. It did so to also provide third parties such as Bitfarms Ltd. notice that the property is encumbered by a lease between Luna Property    and Vertua. This property is the subject of a current civil lawsuit between the Company and Luna Property against Vertua. On October 17, 2024, the Company filed several claims in the matter captioned above against Vertua, including claims for breach of the lease agreement and wrongful termination of the lease, as well as for tortious interference with a business relationship. The Company is seeking reinstatement of the lease, compensatory damages, disgorgement of revenue, and exemplary and punitive damages, as well as reimbursement for its costs and litigation expenses. Vertua is a company related to Manning and also affiliated with Darron Wolter of W Capital. The matter is currently before the Court Common Pleas of Mercer County Pennsylvania., The matter remains ongoing.

Mewawalla Actions

On July 8, 2025, the Company filed a complaint in the Court of Chancery of the State of Delaware against the Company’s former CEO and President, Rahul Mewawalla captioned Mawson Infrastructure Group Inc. v. Rahul Mewawalla, No. 2025-0789-JTL (the “Mewawalla Action”). The Mewawalla Action sought to recover damages from Mr. Mewawalla arising out of his alleged breach of fiduciary duties as a director, as well as alleged fraud. The action was dismissed without prejudice on February 13, 2026.

On December 8, 2025, Mr. Mewawalla filed a complaint in King County Superior Court in Washington State against the Company, the Company’s Chairman of the Board, Mr. Ryan Costello, Board Member, Steven Soles and Human Resources Director, Jonathan Sites (the “Washington State Action”). In the Washington State Action, Mr. Mewawalla is seeking damages for alleged retaliation, breach of contract, wage violations, discrimination related retaliation, whistleblower retaliation, and other statutory claims arising out of his employment and the termination of his employment with the Company. The Company categorically denies the allegations under the Washington State Action and is defending against the claims.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

Loss before income taxes consisted of losses from domestic operations of $23.7 million for the year ended December 31, 2025. Income tax expense included in the statements of operations and comprehensive loss consisted of the following:

	December 31,
	2025	2024
Current
Federal	$288,087	$935,717
State	42,602	(229,642)
Total current	330,689	706,075
Deferred
Federal	(318,163)	270,495
Total deferred	(318,163)	270,495
Total provision	$12,526	$976,570

Income tax expense differed from the amount computed by applying the Federal statutory income tax rate of 21% to pretax income (loss) for fiscal year 2025 as a result of the following:

	December 31, 2025
	Amount	Rate
Income (loss) before taxes	$(23,644,043)
Federal tax at statutory rate	(4,965,249)	21%
State income taxes, net of federal tax benefit*	(2,250)	0.0%
Nontaxable or nondeductible items:
Impact of deconsolidation	(233,906)	1.0%
162(m) limitations	805,877	(3.4)%
Stock based compensation	(1,078,710)	4.6%
Interest and penalties	331,392	(1.4)%
Other permanent differences	1,993	0.0%
Other adjustments	4,847	(0.0)%
Change in Federal Valuation Allowance	5,148,532	(21.7)%
Total	$12,526	0.1%

*	For the tax year ended December 31, 2025, state taxes in Pennsylvania made up the majority (greater than 50%) of the tax effect in the state income taxes, net of federal tax benefit category.

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

NOTE 11 – INCOME TAXES (Cont.)

The tax effects of temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities related to the following:

	December 31,
	2025	2024
Assets:
Net operating loss carryforwards	$21,716,100	$20,003,160
Operating Lease Liability	824,657	1,097,752
Accrued Liabilities	1,526,311	1,062,960
Unrealized Loss	313,730	1,127,685
Stock based compensation	5,496,780	3,278,494
Business interest expense deduction limit	1,601,669	2,578,311
Other	18,879	22,288
Total deferred tax assets	31,498,126	29,170,650

Liabilities:
Right of Use Asset	(852,753)	(1,148,959)
Property, plant and equipment, net	(4,022,666)	(6,420,798)
Derivative asset	(868,955)	(726,139)
Total deferred tax liabilities	(5,744,374)	(8,295,896)

Valuation allowance	(26,072,732)	(21,511,895)
Net deferred tax liability	$(318,980)	$(637,141)

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized. The valuation allowance increased by $4.6 million for the year ended December 31, 2025, primarily as a result of current year tax losses generated, as well as changes in tax versus book basis in fixed assets and stock compensation related activities.

As of December 31, 2025, the Company had approximately $84.2 million of indefinite lived US Federal net operating losses (“NOLs”), and $110.6 million of US state NOLs. The Internal Revenue Code “IRC” limits the amount of NOL carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has not conducted a Section 382 study as of December 31, 2025.

If recognized, any unrecognized tax benefits would not impact the Company’s effective tax rate due to the valuation allowance against deferred tax assets. As of December 31, 2025, the Company had no unrecognized income tax benefits. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheet and consolidated statement of operations for the tax year ended December 31, 2025.

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

The Company has made no provision for U.S. income taxes on cumulative undistributed non-U.S. earnings as of December 31, 2025, as the Company is no longer currently operating in any jurisdictions outside the United States.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

On October 16, 2025, the Company entered into the Sales Agreement with Wainwright, under which Wainwright will act as sales agent, to sell shares of our Common Stock having an aggregate sales price of up to $9.6 million, from time to time, through the ATM. On December 11, 2025, the Company filed the Prospectus Supplement with the SEC to increase the capacity of the ATM by $40 million. During the year ended December 31, 2025, 2,468,729 shares were issued under the Sales Agreement for cash proceeds of $14.6 million, net of issuance costs. An additional 53,696 shares were issued due to fractional share rounding related to the Reverse Stock Split. The ATM shares and the fractional shares total the 2,522,425 shares issued during the year.

Pursuant to the Sales Agreement, the Company agreed to pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares and have agreed to provide Wainwright with customary indemnification and contribution rights. In addition, we have agreed to reimburse Wainwright for fees and disbursements related to its legal counsel in an amount not to exceed $50,000. Additionally, pursuant to the terms of the Sales Agreement, we agreed to reimburse Wainwright for the documented fees and costs of its legal counsel reasonably incurred in connection with Wainwright’s ongoing due diligence from time to time arising from the transactions contemplated by the Sales Agreement in an amount not to exceed $2,500 in the aggregate per due diligence update. The Sales Agreement contains customary representations and warranties and conditions to the sale of the Shares pursuant thereto.

The Company is not obligated to sell any of the Shares under the Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of Shares pursuant to the Sales Agreement will terminate on the earlier of (1) the sale, pursuant to the Sales Agreement, of Shares having an aggregate offering price of $40 million and (2) the termination of the Sales Agreement by either the Company or an Agent, as permitted therein.

Restricted Stock Units

During the year ended December 31, 2025, there were settlements of restricted stock units into 155,178 shares of Common Stock and 72,562 shares of Common Stock were withheld for tax withholding purposes.

During the year ended December 31, 2024, there were settlements of restricted stock units into 103,145 shares of Common Stock and 69,841 shares of Common Stock were withheld for tax withholding purposes.

Restricted Stock

As of December 31, 2025 and 2024, there was no restricted stock.

Series A Preferred Stock

As of December 31, 2025 and 2024, there are no shares of Series A Preferred Stock outstanding.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the year ended December 31, 2025, is as follows:

	Number of Warrants(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	224,046	$86.69	2.92
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding as of December 31, 2025	224,046	$86.69	1.92
Warrants exercisable as of December 31, 2025	224,046	$86.69	1.92

(1)	All share amounts have been adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General for further information.

NOTE 13 – STOCK BASED COMPENSATION

Equity plans

On April 9, 2024, the Board of Directors approved the 2024 Omnibus Equity Plan (the “2024 Plan”) which will provide an initial 500,000 shares of Common Stock available for grant per the terms of the 2024 Plan and provides alignment with long-term stockholder value creation. The 2024 Plan also provides for annual automatic increases in the number of shares of Common Stock reserved for issuance under the Plan. In addition, the shares available under the 2024 Equity Plan increased by 375,000 shares on February 21, 2025 to 875,000. The 2024 Plan was approved by the stockholders at the Company’s annual general meeting held on June 12, 2024. The 2024 Plan replaced and succeeded the Company’s 2018 Equity Incentive Plan and 2021 Equity Incentive Plan. The 2024 Plan provides that awards issued under the 2024 Plan, the 2018 Plan or the 2021 Plan that expire, lapse or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part, in any case in a manner that results in any share of Common Stock covered by such award being reacquired by the Company or otherwise not being issued, such share of Common Stock shall again be available for the grant of awards under the 2024 Plan. Further, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant to (1) satisfy the applicable exercise or purchase price of an award, and/or (2) satisfy any applicable tax withholding obligation, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the 2024 Plan.

As of December 31, 2025, the number of shares allocated and available under the 2024 Plan were 485,725 shares and 389,276 shares, respectively.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK BASED COMPENSATION (Cont.)

The Company recognized stock-based compensation expense during the years ended December 31, 2025 and 2024, as follows:

	December 31,
	2025	2024
Performance-based restricted stock awards*	$-	$81,984
Service-based restricted stock awards	8,975,579	12,655,884
Stock issued to consultants	-	100,000
Common Stock warrant expense	-	-
Option expense	-	1,227,015
Total stock-based compensation	$8,975,579	$14,064,883

*	The performance-based restricted stock awards contain reversal of share-based payment expenses from 2021 onwards for forfeited awards due to staff departures.

Performance-based awards

The Company maintains the 2024 Plan, under which equity-based awards may be granted to employees, directors, and consultants.

During the year ended December 31, 2025, the Company granted 18,750 restricted stock units (“RSUs”) to certain employees that vest solely upon the occurrence of a Change in Control, as defined in the 2024 Plan. These awards are classified as equity awards with performance-based vesting conditions.

In accordance with ASC 718, compensation cost related to these RSUs is recognized only when the performance condition is achieved. As of December 31, 2025, no Change in Control has occurred and management has determined that such an event is not probable. Accordingly, no stock-based compensation expense has been recognized related to these awards.

Upon the occurrence of a Change in Control, the Company will recognize stock-based compensation expense based on the grant-date fair value of the RSUs that become vested.

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The following table presents a summary of the Company’s performance-based RSUs awards activity:

	Number of shares(1)	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	3,610	7.57
Settled	(2,000)	-
Expired/forfeited	-	-
Outstanding as of December 31, 2025	1,610	7.46
Exercisable as of December 31, 2025	1,610	7.46

(1)	All share amounts have been adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General for further information.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK BASED COMPENSATION (Cont.)

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period or as otherwise defined. Employees hired prior to 2025 were granted awards that vest over a four-year service period.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares(1)	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	708,940	0.06
Issued	273,433	-
Settled	(153,178)	-
Forfeited/cancelled	(119,305)	-
Outstanding as of December 31, 2025	709,890	0.40
Exercisable as of December 31, 2025	448,831	0.01

(1)	All share amounts have been adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General for further information.

As of December 31, 2025, there was approximately $6.9 million of unrecognized compensation cost related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately three years.

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	175,021	$21.43	9.20	$-
Issued	-	-	-	-
Cancelled	(105,021)	28.32	-	-
Outstanding as of December 31, 2025	70,000	$11.10	7.90	$-
Exercisable as of December 31, 2025	70,000	$11.10	7.90	$-

(1)	All share amounts have been adjusted to reflect the 1-for-20 reverse stock split effective on November 20, 2025. Refer to Note 1 – General for further information.

As of December 31, 2025, there was no unrecognized compensation cost related to the stock options awards.

MAWSON INFRASTRUCTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

Litigation

For updates subsequent to December 31, 2025, regarding the Marshall Loan, W Capital Loan, Celsius Promissory Note and Celsius Colocation Agreement, see Note 10 – Commitments and Contingencies.

Settlement of Litigation

On February 6, 2026, Mawson reached a confidential settlement with Ionic Digital Mining LLC (“Ionic”) to resolve all claims Ionic brought against Mawson and two of its subsidiaries related to the Celsius Colocation Agreement, all settlement amounts have already been paid. In addition, the Company entered a separate, unrelated settlement to resolve a customer dispute over a hosting arrangement. Together, these resolutions eliminate a large portion of the Company’s potential financial liability going forward. Mawson made no admission of liability or wrongdoing in reaching either of these settlements.

Adoption of Rights Agreement

On February 1, 2026, the Board of Directors (the “Board”) of the Company authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on February 12, 2026 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $1.00 per share (the “Preferred Stock”), of the Company at an exercise price of $20.60 (the “Exercise Price”), subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of February 2, 2026, between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. Capitalized terms used herein that are not defined herein will have the meanings ascribed to them in the Rights Agreement.

The Board adopted the Rights Agreement to protect the interests of Company stockholders. In general terms, subject to certain enumerated exceptions, it works by imposing significant dilution upon any person or group that acquires beneficial ownership of 20% or more of the shares of Common Stock, or if a person or group with beneficial ownership of 20% or more at the time the adoption of the Rights Agreement is announced acquires any additional shares of Common Stock, without the prior approval of the Board. In general, any person will be deemed to beneficially own any securities (a) as to which such person has any agreement, arrangement or understanding with another person for the purpose of acquiring, holding, voting or disposing of any shares of Common Stock or (b) that are the subject of a derivative transaction or constitute a derivative security. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

For a summary of the terms of the Rights, the Rights Agreement and the Preferred Stock, please refer to the Company’s Form 8-K filed on February 2, 2026. Copies of the Certificate of Designation and the Rights Agreement were attached as Exhibits 3.1 and 4.1 to the Form 8-K filed on February 2, 2026 and are incorporated herein by reference.

Item 15. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	8-K	000-52545	3.1	04/05/2012
3.2	Certificate of Amendment to Certificate of Incorporation	8-K	000-52545	3.1	07/18/2013
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017	8-K	000-52545	3.3	11/21/2017
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018	8-K	000-52545	3.1	03/05/2018
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021	8-K	000-52545	3.1	03/23/2021
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021	8-K	000-52545	3.1	06/14/2021
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021	8-K	000-52545	3.1	08/16/2021
3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023	8-K	001-40849	3.1	02/09/2023
3.9	Certificate of Amendment to Certificate of Incorporation dated November 19, 2025	8-K	001-40849	3.1	11/21/2025
3.10	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Wize Pharma, Inc.	8-K	000-52545	3.1	10/23/2018
3.11	Certificate of Designation of Rights, Preferences and Privileges of Series C Junior Participating Preferred Stock of Mawson Infrastructure Group Inc.	8-K	001-40849	3.1	02/02/2026
3.12	Bylaws	8-K	000-52545	3.1	05/10/2013
4.1	Specimen Common Stock Certificate	S-1	333-222889	4.1	02/06/2018
4.2	Description of Securities	10-K	001-40849	4.2	03/23/2023
4.3	Form of Series A Certificate of Designation	8-K	000-52545	3.1	10/23/2018
4.4	Form of Series B Certificate of Designation	8-K	000-52545	3.1	01/15/2020
4.5	Form of Series A and B Warrant	8-K	000-52545	10.2	10/23/2018
4.6	Form of Warrant Agency Agreement	8-K	000-52545	10.1	01/05/2021
4.7	Form of February 2021 Convertible Note	S-1	333-256947	4.4	06/09/2021
4.8	Warrant issued to HC Wainwright	S-1	333-256947	4.5	06/09/2021
4.9	Warrants issued to W Capital Advisors Pty Limited	S-1	333-256947	4.6	06/09/2021
4.10	Form of Indenture	S-3	333-290013	4.3	09/03/2025
4.11	Warrant Agreement Dated October 1, 2021, with Computershare Inc., a Delaware corporation (“Computershare”), and its wholly-owned subsidiary, Computershare Trust Company, N.A.	8-K	001-40849	4.1	10/01/2021

4.12	Form of Underwriter Compensation Warrant	8-K	001-40849	4.3	10/01/2021
4.13	Form of Warrant	S-3	333-260600	3.9	10/29/2021
4.14	Warrant Agreement between Mawson Infrastructure Group Inc and Celsius Mining LLC dated February 23, 2022	8-K	001-40849	4.1	03/01/2022
4.15	Form of Indenture	S-3	333-264062	4.1	04/01/2022
4.16	Form of Secured Convertible Note	8-K	001-40849	4.1	07/14/2022
4.17	Form of Warrant	8-K	001-40849	4.1	07/19/2022
4.18	Form of Placement Agent Warrant	8-K	001-40849	4.2	07/19/2022
4.19	Form of Common Warrant	8-K	001-40849	4.1	05/08/2023
4.20	Form of Pre-Funded Warrant	8-K	001-40849	4.2	05/08/2023
4.21	Form of Placement Agent Warrant	8-K	001-40849	4.3	05/08/2023
4.22	Form of Warrant Amendment Agreement dated May 3, 2023	8-K	001-40849	4.4	05/08/2023
4.23	Form of Indenture	S-3	333-290013	4.3	09/03/2025
4.24	Rights Agreement, dated as of February 2, 2026, by and between Mawson Infrastructure Group Inc. and Computershare Trust Company, N.A., as rights agent.	8-K	001-40849	4.1	02/02/2026
10.1	Form of Stock Restriction Agreement	8-K	000-52545	10.1	01/19/2021
10.2	Lease Agreement Between Mawson Infrastructure Group And Jewel Acquisition, LLC dated September 20, 2021	8-K	000-52545	10.1	09/21/2021
10.3	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc.	8-K	001-40849	10.1	09/09/2022
10.4	First Amendment to Purchase and Sale Agreement by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and CleanSpark, Inc., dated October 8, 2022	8-K	001-40849	10.1	10/11/2022
10.5	Form of Securities Purchase Agreement	10-K	001-40849	10.11	04/01/2024
10.6	At The Market Offering Agreement, dated October 16, 2025, by and between Mawson Infrastructure Group Inc. and H.C. Wainwright & Co., LLC	8-K	001-40849	1.1	10/17/2025
10.7+	Director Appointment Letter between the Company and Ryan Costello dated September 25, 2023	10-K	001-40849	10.16	04/01/2024

10.8†	Service Framework Agreement between Mawson Hosting LLC and CTG Colocation PA LLC, dated October 12, 2023	10-K	001-40849	10.17	04/01/2024
10.9	Secured Loan Facility agreement between Mig No.1 Pty Ltd and Marshall Investment MIG Pty Ltd as a trustee for the Marshall Investments MIG Trust, dated on December 9, 2021	10-K	001-40849	10.19	04/01/2024
10.10	Loan Deed between Mawson Infrastructure Group Ptd Ltd and W Capital Advisors Pty Ltd as trustee for W Capital Advisors Fund ABN 89 229 295	10-K	001-40849	10.20	04/01/2024
10.11	Variation Deed to Loan Deed between Mawson Infrastructure Group Ptd Ltd and W Capital Advisors Pty Ltd as trustee for W Capital Advisors Fund ABN 89 229 295	10-K	001-40849	10.21	04/01/2024
10.12	Customer Service Addendum dated March 25, 2024, to the Customer Service Framework Agreement with Consensus Technology Group LLC dated October 12, 2023	10-Q	001-40849	10.1	05/15/2024
10.13+	Offer Letter with Kaliste Saloom	8-K	001-40849	10.1	07/03/2024
10.14†	Redacted Agreement between Mawson Hosting LLC and BE Global Development Limited	8-K	001-40849	10.1	08/12/2024
10.15†	Redacted LOI between Mawson Hosting LLC and BE Global Development Limited	8-K	001-40849	10.1	08/12/2024
10.16	Lease Amendment between Mawson Infrastructure Group and Jewel Acquisition, LLC dated September 9, 2024	8-K	001-40849	99.1	09/11/2024
10.17	Marketing Service Agreement Letter by and between the Company and Outside the Box Capital, Inc., dated September 11, 2024	8-K	001-40849	99.2	09/11/2024
10.18†	Master Colocation Agreement, dated as of March 21, 2025, by and between Mawson Hosting LLC and Cantaloupe Digital LLC	8-K	001-40849	10.1	03/26/2025
10.19+	Mawson Infrastructure Group Inc. 2024 Omnibus Equity Incentive Plan	DEF 14A	001-40849	Annex B	94/30/2024
10.20+	Form Of Stock Option Grant Notice and Option Agreement Under Company’s 2024 Omnibus Equity Incentive Plan	10-Q	001-40849	4.5	08/19/2024
10.21+	Offer Letter, dated June 28, 2024, by and between the Company and Kaliste Saloom	8-K	001-40849	10.1	07/03/2024
10.22+	Offer Letter, dated December 9, 2024, by and between the Company and William Regan	10-Q	001-40849	10.1	05/15/2025
10.23+	Director Appointment Letter between the Company and Ryan Costello dated September 25, 2023	10-K	001-40849	10.16	04/01/2024
10.24+	Director Appointment Letter between the Company and Steven Soles dated April 4, 2025	8-K	001-40849	10.1	04/09/2025
10.25+†	Director Appointment Letter between the Company and Kathryn Schellenger dated October 16, 2025	10-Q	001-40849	10.2	10/16/2025
19.1	Insider Trading Policy	10-K/A	001-40849	19.1	04/30/2025
21.1	Subsidiaries of the Company					X
23.1	Consent of Independent Registered Public Accounting Firm (Wolf & Company, P.C.)					X

24.1	Power of Attorney (included on the signature page hereto)					X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350
97.1	Clawback Policy	10-K	001-40849	97.1	04/01/2024
101	The following materials from Mawson Infrastructure Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statement of Changes in Shareholders’ Equity (Deficiency), (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Furnished herewith.
+	Management compensatory plan.
†	Certain information has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mawson Infrastructure Group, Inc.

Date: March 31, 2026	By:	/s/ Kaliste Saloom
Kaliste Saloom Interim Chief Executive Officer, General Counsel and Corporate Secretary (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ William Regan
William Regan Chief Financial Officer (Principal Financial and Accounting Officer)

POWERS OF ATTORNEY

Each of the undersigned officers and directors of Mawson Infrastructure Group Inc., a Delaware corporation, hereby constitutes and appoints Kaliste Saloom and William Regan and each of them, severally, as his attorney-in-fact and agent, with full power of substitution and re-substitution, in his name and on his behalf, to sign in any and all capacities this Annual Report and any and all amendments and exhibits to this Annual Report and any and all applications and other documents relating thereto, with the Securities and Exchange Commission, with full power and authority to perform and do any and all acts and things whatsoever which any such attorney or substitute may deem necessary or advisable to be performed or done in connection with any or all of the above described matters, as fully as each of the undersigned could do if personally present and acting, hereby ratifying and approving all acts of any such attorney or substitute.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kaliste Saloom	Interim Chief Executive Officer, General Counsel and Corporate Secretary	March 31, 2026
Kaliste Saloom	(Principal Executive Officer)

/s/ William Regan	Chief Financial Officer	March 31, 2026
William Regan	(Principal Financial and Accounting Officer)

/s/ Ryan Costello	Director	March 31, 2026
Ryan Costello

/s/ Steven Soles	Director	March 31, 2026
Steven Soles

/s/ Kathryn Schellenger	Director	March 31, 2026
Kathryn Schellenger