Form 10-Q
period 2026-03-31
Big Digital Energy, Inc.
filed 2026-05-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 001-40849

Big Digital Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0445167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Railroad Avenue, Midland, Pennsylvania	15059
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 1-412-515-0896

Mawson Infrastructure Group Inc.

(Former name, former address and former fiscal year, if changed since the last report)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BGDE	The Nasdaq Stock Market LLC

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

As of May 7, 2026, the issuer had a total of 5,521,252 shares of common stock, par value $0.001 per share, outstanding.

BIG DIGITAL ENERGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,439,705	$13,271,256
Prepaid expenses	6,955,111	3,677,000
Cryptocurrencies held for customers	-	903,784
Trade and other receivables, net	10,465,435	9,642,423
Total current assets	19,860,251	27,494,463
Property, plant and equipment, net	21,427,580	22,580,313
Derivative asset	3,556,139	3,475,110
Security deposits	651,763	651,763
Operating lease right-of-use asset, net	2,894,752	3,240,017
Total assets	$48,390,485	$57,441,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade and other payables	$14,604,892	$32,077,138
Current portion of operating lease liability	1,464,111	1,402,826
Current portion of finance lease liability	112,858	176,707
Current portion of long-term loans	26,499,053	25,184,363
Total current liabilities	42,680,914	58,841,034

Operating lease liability, net of current portion	1,365,634	1,718,423
Total liabilities	44,046,548	60,559,457

Commitments and Contingencies

Stockholders’ equity (deficit):
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Series C Junior Participating Preferred Stock, par value $1.00 per share, 10,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 5,486,730 and 3,617,221 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5,487	3,617
Additional paid-in capital	255,803,587	248,967,877
Accumulated other comprehensive income	379,795	365,450
Accumulated deficit	(251,844,932)	(252,454,735)
Total stockholders’ equity (deficit)	4,343,937	(3,117,791)
Total liabilities and stockholders’ equity (deficit)	$48,390,485	$57,441,666

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2026	2025
Revenues:
Digital colocation revenue	$3,511,029	$10,428,873
Energy management revenue	1,189,854	3,064,875
Digital assets mining revenue	119,420	320,625
Total revenues	4,820,303	13,814,373
Less: Cost of revenues (excluding depreciation)	3,813,809	7,890,443
Gross Profit	1,006,494	5,923,930
Operating expenses:
Selling, general and administrative	7,618,138	5,778,408
Stock based compensation	426,362	2,100,504
Depreciation and amortization	1,194,264	1,527,913
Change in fair value of derivative asset	(81,028)	(4,059,573)
Total operating expenses	9,157,736	5,347,252
Income (loss) from operations	(8,151,242)	576,678
Non-operating income (expense):
Loss on foreign currency transactions	(364,431)	(87,338)
Gain on legal settlements	10,157,593	-
Interest expense	(945,630)	(784,865)
Other income	56,448	104,112
Other expenses	(10,468)	(9,341)
Total non-operating income (expense), net	8,893,512	(777,432)
Income (loss) before income taxes	742,270	(200,754)
Income tax expense	(132,467)	(110,109)
Net income (loss)	$609,803	$(310,863)
Net income (loss) per share, basic	$0.13	$(0.33)
Net income (loss) per share, diluted	$0.12	$(0.33)
Weighted average number of shares – basic	4,871,036	939,618
Weighted average number of shares – diluted	5,296,036	939,618

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Net income (loss)	$609,803	$(310,863)
Other comprehensive income:
Foreign currency translation adjustment	14,345	5,170
Comprehensive income (loss)	$624,148	$(305,693)

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity (Deficit)
Balance as of December 31, 2025	3,617,221	$3,617	$248,967,877	$365,450	$(252,454,735)	$(3,117,791)
Exercise of RSUs and stock options	282,735	283	(283)	-	-	-
Stock based compensation expense for RSUs and stock options	-	-	426,362	-	-	426,362
Issuance of common stock, net of issuance costs	1,586,774	1,587	6,409,631	-	-	6,411,218
Net income	-	-	-	-	609,803	609,803
Other comprehensive income	-	-	-	14,345	-	14,345
Balance as of March 31, 2026	5,486,730	$5,487	$255,803,587	$379,795	$(251,844,932)	$4,343,937

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2024	939,618	$940	$225,359,764	$198,625	$(228,798,166)	$(3,238,837)
Stock based compensation expense for RSUs and stock options	-	-	2,100,504	-	-	2,100,504
Net loss	-	-	-	-	(310,863)	(310,863)
Other comprehensive income	-	-	-	5,170	-	5,170
Balance as of March 31, 2025	939,618	$940	$227,460,268	$203,795	$(229,109,029)	$(1,444,026)

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$609,803	$(310,863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,194,264	1,527,913
Amortization of operating lease right-of-use asset	345,265	318,331
Foreign exchange (gain) loss	378,943	73,262
Stock based compensation	426,362	2,100,504
Non-cash interest expense	945,630	776,131
Unrealized gain on derivative asset	(81,028)	(4,059,573)
Provision for doubtful accounts	-	977,755
Gain on legal settlements	(10,157,593)	-
Changes in operating assets and liabilities:
Trade and other receivables	(823,012)	3,296,020
Operating lease liabilities	(286,490)	(235,661)
Other current assets	(2,374,327)	902,433
Trade and other payables	(7,310,192)	(5,876,637)
Net cash used in operating activities	(17,132,375)	(510,385)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,879)	(6,496)
Purchases of property, plant and equipment	(31,652)	-
Net cash used in investing activities	(41,531)	(6,496)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances	6,411,218	-
Payments of finance lease liabilities	(68,863)	(103,295)
Net cash used in financing activities	6,342,355	(103,295)
Net decrease in cash and cash equivalents	(10,831,551)	(620,176)
Cash and cash equivalents at beginning of period	13,271,256	6,089,837
Cash and cash equivalents at end of period	$2,439,705	$5,469,661
Supplemental disclosure of cash flow information
Cash paid for interest	$6,007	$8,734
Cash paid (received) for income taxes – Federal	$150,000	$(25,905)
Cash paid for income taxes – State	$120,187	$-

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Nature of Operations

Mawson Infrastructure Group Inc. (“Mawson”), whose name was changed to Big Digital Energy, Inc. effective April 24, 2026 (“Big Digital”) (the “Company,” “we,” “us,” and “our”) is a technology company focused on digital infrastructure platforms, headquartered in the United States of America.

On April 20, 2026, Mawson filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to its Certificate of Incorporation, as amended (the “Charter”), to change its name from “Mawson Infrastructure Group Inc.” to “Big Digital Energy, Inc.” (the “Name Change”). The Certificate of Amendment became effective as of April 24, 2026, and the only change to the Company’s prior Charter was to change the Company’s name.

The Board approved the Name Change pursuant to Section 242 of the General Corporation Law of the State of Delaware (“DGCL”). In accordance with the DGCL and the provisions of the Company’s organizational documents, approval of the Company’s stockholders was not required to effectuate the Name Change, and the Name Change will not affect the rights of the Company’s security holders.

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

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 megawatts (“MW”) with its current operational sites and more future capacity under development, all strategically located in locations served by the Pennsylvania-New Jersey-Maryland Interconnection Energy Market (the “PJM Energy Market”) in the United States. The PJM Energy Market is among the largest wholesale power markets in North America.

The accompanying consolidated financial statements, including the results of Cosmos Infrastructure LLC (“Cosmos”), Luna Squares LLC (“Luna Squares”), Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC (“Luna Property”), Mawson Midland LLC, Mawson Hosting LLC (“Mawson Hosting”), Mawson Ohio LLC, Mawson Mining LLC and Mawson Capital LLC (collectively referred to as the “Group”), have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”).

NOTE 1 – GENERAL (Cont.)

Nature of Operations (Cont.)

These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2025, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. The results of the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited consolidated, condensed financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

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

For the three months ended March 31, 2026, the Company used $17.1 million in cash related to operations, and as of March 31, 2026, had negative working capital of $22.8 million, shareholders’ equity of $4.3 million and an accumulated deficit of $251.8 million. The Company’s cash position as of March 31, 2026, was $2.4 million.

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

The Company has ongoing litigation related to the Marshall Loan, W Capital Loan, Celsius Promissory Note and Celsius Colocation Agreement (each defined below). See Note 8 – Commitments and Contingencies.

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

On October 16, 2025, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares (the “Shares”) of our common stock, par value $0.001 per share (“Common Stock”) having an aggregate sales price of up to $9.6 million, from time to time, through an “at-the-market” offering program (the “ATM Program”) under which Wainwright will act as sales agent. On December 11, 2025, the Company filed a prospectus supplement (the “Prospectus Supplement”) with the SEC to increase the capacity of the ATM Program by $40 million.

During the three months ended March 31, 2026, the Company has sold 1,586,774 shares of Common Stock under the Sales Agreement at an average price of approximately $4.18 per share, which has resulted in cash proceeds to the Company of $6.4 million, net of issuance costs.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Functional currency

All subsidiaries of the Company have a functional currency of United States dollar (“USD”). Assets and liabilities denominated in Australian dollars are translated into USD at exchange rates in effect on the consolidated balance sheet dates. Revenue and expense accounts are translated using the monthly average exchange rates during the period. Translation of all the consolidated companies’ financial records into USD is required due to the reporting currency for these consolidated financial statements presented as USD and the functional currency of the parent company being that of USD. Translation adjustments are accumulated in other comprehensive income (loss). Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded as income in the period in which they are incurred.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s CODM group is composed of the Chief Executive Officer and Chief Financial Officer.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

	Fair value measured as of March 31, 2026
	Total	Total Level 1	Total Level 2	Total Level 3
Assets:
Derivative asset	$3,556,139	$-	$-	$3,556,139

	Fair value measured as of December 31, 2025
	Total	Total Level 1	Total Level 2	Total Level 3
Assets:
Cryptocurrencies held for customers	$903,784	$903,784	$-	$-
Derivative asset	$3,475,110	$-	$-	$3,475,110
Liabilities:
Cryptocurrencies due to customer	$903,784	$903,784	$-	$-

Level 1 Assets and Liabilities:

In accordance with ASU 2023-08, cryptocurrency that was mined from colocation services and held in a digital asset account controlled by the Company are measured at fair value and recognized separately on the cryptocurrencies line of the balance sheet. Due to a customer dispute that was resolved during the three months ending March 31, 2026, the Company had recognized corresponding cryptocurrencies due to alleged customer liability included in trade and other payables on the balance sheet at December 31, 2025. The estimated fair value of the cryptocurrency and alleged liability was classified as Level 1 of the fair value hierarchy and was based on the quantity of cryptocurrency held in the digital asset account multiplied by the price quoted on the exchange the Company used to dispose of digital assets on December 31, 2025.

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

Stock based compensation

The Company follows ASC 718-10, Compensation-Stock Compensation. The Company expenses stock-based compensation to directors, employees, and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company determines the grant-date fair value of options using the Trinomial Lattice Method. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk-free interest rate, the expected life of the option, and the expected forfeiture rate. Expected volatility computes stock price volatility over expected terms based on the historical trading prices of the Common Stock. Risk–free interest rates are calculated based on the yield of a 3-year or 5-year United States Treasury constant maturity bond, depending on the agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recent Accounting Pronouncements (Cont.)

In July 2025, the FASB issued ASU 2025-05, Financials Instruments-Credit Losses (Topic 326). The amendments introduce two key simplifications for estimating expected credit losses on current accounts receivable and current contract assets under ASC 606. The updates in ASU 2025-05 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. In January 2026, the Company decided to elect a practical expedient allowing the assumption that current conditions at the balance sheet date remain unchanged over the asset’s remaining life—meaning no forward-looking forecasting is required for these short-term assets. Adoption of ASU 2025-05 did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The amendments in this update clarify, correct, and otherwise improve a wide variety of Topics in the Codification. Notably, ASU 2025-12 clarifies the calculation of diluted earnings per share when a loss from continuing operations exists and requires that such changes be applied retrospectively. Other amendments are generally applied prospectively or retrospectively at the Company’s election. ASU 2025-12 is effective for the Company for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of these improvements, but does not expect the majority of the amendments to have a material impact on its consolidated financial statements.

NOTE 3 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

The Company’s diluted earnings per share give effect to all potential common shares outstanding during a period that do not have an anti-dilutive impact to the calculation. The following summarizes shares included in the dilutive shares as disclosed in the consolidated condensed statements of operations:

	As of March 31,
	2026	2025

Weighted average number of shares – basic	4,871,036	939,618
RSUs issued under a management equity plan	425,000	-
Weighted average number of shares – diluted	5,296,036	939,618

Securities that could potentially dilute net income per share in the future but were excluded in the computation of net income (loss) per share, diluted loss as of March 31, 2026 and 2025, are as follows:

	As of March 31,
	2026	2025

Warrants to purchase Common Stock	224,046	224,046
Options to purchase Common Stock	70,000	175,021
RSUs issued under a management equity plan	-	770,677
	294,046	1,169,744

NOTE 4 – LEASES

The Company’s operating leases are for digital asset mining sites and its finance leases are primarily for related plant and equipment.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	For the three months ended March 31,
	2026	2025
Operating lease charges (1)	$446,727	$445,435
Finance lease charges:
Amortization of right-of-use assets	$100,873	$102,797
Interest on lease obligations	$5,975	$18,074

(1)	Included in selling, general, and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of March 31, 2026:

	Operating leases	Finance leases

2026	$1,341,639	$115,192
2027	1,425,075	-
2028	160,685	-
2029	167,112	-
2030	173,796	-
Total undiscounted lease obligations	3,268,307	115,192
Less: imputed interest	(438,562)	(2,334)
Total present value of lease liabilities	2,829,745	112,858
Less: current portion of lease liabilities	1,464,111	112,858
Non-current lease liabilities	$1,365,634	$-

Other lease information as of and for the period ended March 31, 2026:

	Operating leases	Finance leases

Operating cash out flows from leases	$392,966	$68,863
Weighted-average remaining lease term (years)	2.15	0.12
Weighted-average discount rate (%)	9.20%	13.60%

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	March 31, 2026	December 31, 2025

Plant and equipment	$10,396,633	$10,364,981
Computer equipment	247,859	247,859
Processing machines (Miners)	77,447,520	77,447,520
Modular data center	22,103,986	22,103,986
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,344,544
Low-cost assets	1,156,382	1,146,503
Leasehold improvements	487,527	487,527
Total	121,383,697	121,342,166
Less: Accumulated depreciation	(99,956,117)	(98,761,853)
Property, plant and equipment, net	$21,427,580	$22,580,313

The Company incurred depreciation and amortization expense in the amounts of $1.2 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. There were no impairment charges during the three months ended March 31, 2026 and 2025.

NOTE 6 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of March 31, 2026.

The Company recorded income tax expense of approximately 17.8% of income before income taxes and (54.8)% of loss before income taxes for the three months ended March 31, 2026 and 2025, respectively.

	For the three months ended March 31,
	2026	2025
Effective income tax rate	17.8%	(54.8)%

As of March 31, 2026, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 7 – LOANS

Marshall Loan

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No. 1 and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $13.5 million as of March 31, 2026, all of which is classified as a current liability. There have been no principal or interest payments made since May 2023. See Note 8 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

W Capital Loan

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of March 31, 2026, AUD $2.6 million (USD $1.8 million) has been drawn down from this facility, all of which is classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023. See Note 8 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

Celsius Promissory Note

On February 23, 2022, Luna Squares entered into a Digital Colocation Agreement (the “Digital Colocation Agreement”) with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued a Secured Promissory Note (the “Celsius Promissory Note”) for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance, including interest, is $11.1 million as of March 31, 2026, all of which is currently classified as a current liability. See Note 8 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement.

Convertible Notes

On July 8, 2022, the Company issued secured convertible promissory notes (the “Secured Convertible Promissory Notes”) to investors in exchange for cash. The outstanding balance relates to the interest on the Secured Convertible Promissory Notes which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.2 million as of March 31, 2026, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc., alleging a claim to seek USD $0.2 million as unpaid interest under a Secured Convertible Promissory Note after the Company paid in full the principal of $0.5 million, and AUD $0.3 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company under a Variation Deed to Loan Deed dated September 29, 2022, executed by its Australian entity, Mawson SPL. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, on May 31, 2024, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.2 million as unpaid interest plus interest and costs for sums due.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Cont.)

Concurrently with the above Australian litigation, on December 4, 2024, Marshall, W Capital, and Rayra Pty Ltd, as Trustee for the Mountainview Trust (“Rayra” and together with Marshall and W Capital, collectively, the “Original Petitioners”), all Australian entities, filed an involuntary petition (the “Involuntary Petition”) in the matter entitled In Re Mawson Infrastructure Group, Alleged Debtor, Case No. 1:24-bk-12726, under chapter 11 (“Chapter 11”) of title 11, 11 U.S.C. § 101 through 1330 (the “Bankruptcy Code”), seeking a determination of the court to force the Company into a Chapter 11 proceeding. The Original Petitioners claimed in the Involuntary Petition that they have debts aggregating AUD$13.7 million (approximately USD$8.9 million). Subsequently, Liam Healy and Quentin Olde, in their capacity as Receivers and Managers of MIG No. 1 Pty Ltd (in Liq.), and John McInerney and Philip Campbell-Wilson of Grant Thornton Australia Limited, in their capacity as Joint and Several Liquidators of Mawson Services Pty Ltd. (In Liq.), later joined the Involuntary Petition as additional petitioning creditors (together with the Original Petitioners, collectively, the “Petitioning Creditors”). The Company disputed the validity of the Involuntary Petition and the Petitioning Creditors’ debt claims, and filed responsive pleadings and other remedies against the Petitioning Creditors for bad faith, pursue sanctions, and other damages as is allowed by applicable law.

On January 10, 2025, the Company filed an answer to the Involuntary Petition, and on May 5, 2025, the Company filed with the United States Bankruptcy Court for the District of Delaware a motion for bond and sanctions against the Petitioning Creditors for violating the automatic stay in the involuntary proceedings. On August 11, 2025, the Honorable Mary F. Walrath, Bankruptcy Judge for the United States Bankruptcy Court for the District of Delaware heard the Company’s motion and granted relief in favor of the Company imposing sanctions on the Petitioning Creditors requiring them to pay the Company’s attorneys’ fees and post a bond before the Petitioning Creditors would be allowed to continue the involuntary proceedings.

During the course of this matter, the Company continued to operate in the ordinary course of business as authorized under 11 U.S.C. § 303(f). Nonetheless, under applicable federal law, all collection efforts by the Company’s creditors, including all of the Petitioning Creditors, continued to be stayed pending final resolution of the Involuntary Petition.

The parties filed pretrial motions seeking various remedies, including dismissal prior to trial, sanctions and attorneys’ fees. On May 9, 2025, the Court granted Mawson’s motions for discovery from the Petitioning Creditors and paved a pathway for discovery of Manning—including from Australia if needed. Celsius filed a motion for sanctions which was denied by the Bankruptcy Court. The trial date was delayed indefinitely to allow for the completion of discovery and the opportunity for the parties to mediate.

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

On December 29, 2025, the Company filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Petitioning Creditors, seeking general and punitive damages, sanctions attorneys’ fees and costs against the Petitioning Creditors.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Cont.)

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

The matter was dismissed by the Court with prejudice on November 4, 2025. On December 29, 2025, Mawson filed an adversary proceeding in the matter against the Petitioning Creditors seeking bad faith damages, attorneys’ fees, costs, and interest.

As previously reported, the Company has divested itself of any holdings in Australia and does not have any operating sites or assets in Australia. The Company currently operates facilities only in the United States.

Celsius Promissory Note and Celsius Colocation Agreement

Luna Squares has not repaid the Celsius Promissory Note as required on its stated maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred the benefit of the Celsius Promissory Note to Celsius Network Ltd. and Celsius Network Ltd has notified Luna Squares that the default interest is payable.

On July 18, 2024, Celsius Network, LLC filed for arbitration of its claims against the Company with the American Arbitration Association in the matter entitled Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC (“Ionic”) v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC - Case 01-24-0006-4462. On January 23, 2025, the arbitrator issued a Partial Final Award (the “Partial Final Award”) granting in part Celsius’ claim against Luna Squares on the outstanding promissory note executed by Luna Squares in favor of Celsius. The Partial Final Award granted Celsius monetary damages in the amount of $8.1 million, plus interest and attorneys’ fees.

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

On February 5, 2026, Celsius took formal steps to domesticate the judgment outside of New York. Currently, the parties are engaged in negotiations to resolve the ongoing litigation. On or about March 6, 2026, Celsius announced that it would voluntarily dismiss its arbitration claims against the Company. Nevertheless, the Company’s claims and counterclaims for damages against Celsius remain active in the litigation process, and the Company is continuing to pursue these counterclaims and damages expeditiously. On March 30, 2026, Celsius filed a Rule 34 dispositive motion to dismiss Mawson’s claims and counterclaims in the arbitration. The matter has been briefed by the parties and is awaiting the arbitrator’s decision.

Ionic and Other Settlements

During the three months ended March 31, 2026, we reached a confidential settlement with Ionic to resolve all claims Ionic brought against us and two of our subsidiaries related to the Celsius Colocation Agreement, all settlement amounts have already been paid. The Celsius and Ionic claims were derived separately from disputes arising out of the Colocation Agreement. Celsius’s mining business—and the economic rights and obligations tied to it—were transferred out of the Celsius bankruptcy estate to Ionic under court-approved conveyance documents, while legacy creditor claims, litigation posture, and bankruptcy estate obligations remained with Celsius. As a result, Ionic inherited the deposit-based hosting economics, while the Company’s unpaid receivable claim remains against Celsius and Celsius’s promissory note claim remains against the Company. Both entities filed separate claims against the Company in the arbitration. On January 29, 2026, the $15.1 million Ionic claim was settled for $5.1 million, leaving a net gain of $10 million. In addition, on January 23, 2026, the Company entered into a separate, unrelated settlement to resolve a customer dispute over a hosting arrangement. These two settlements resulted in the Company recognizing net gains on legal settlements of aggregating $10.2 million.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Cont.)

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

CleanSpark

On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc. and CSRE Properties Sandersville, LLC with the United States District Court for the Southern District of New York in the matter entitled “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC”, Civil Action No. 1:24-cv-5379, for at least $2.0 million for breach of the Bill of Sale dated October 1, 2022, among the Company, CleanSpark Inc. and CSRE Properties Sandersville, LLC. On September 13, 2024, the defendants filed a motion to dismiss the proceedings, which was denied by the Court. The matter is proceeding through the court system. However, the parties are actively pursuing informal settlement discussions.

Vertua

On March 16, 2022, Luna Squares entered into a lease with respect to a property in the City of Sharon, Mercer County, Pennsylvania (the “Sharon Lease”) with Vertua, a subsidiary entity in which Vertua Ltd has a 100% ownership interest. Manning is a director of Vertua Ltd and has a material interest in the Sharon lease as a significant stockholder of Vertua Ltd.

On October 17, 2024, the Company filed several claims in the matter captioned “Luna Squares Property, LLC v. Vertua Property, Inc.”, Court of Common Pleas of Mercer County, Pennsylvania, Case No. 2024-2332 against Vertua, including claims for breach of the lease agreement and wrongful termination of the lease, as well as for tortious interference with a business relationship. The Company is seeking reinstatement of the lease, compensatory damages, disgorgement of revenue, and exemplary and punitive damages, as well as reimbursement for its costs and litigation expenses. Vertua is a company related to Manning and also affiliated with Darron Wolter of W Capital. The matter remains ongoing.

Mewawalla Action

On July 8, 2025, the Company filed a complaint in the Court of Chancery of the State of Delaware against the Company’s former CEO and President, Rahul Mewawalla captioned Mawson Infrastructure Group Inc. v. Rahul Mewawalla, No. 2025-0789-JTL (the “Mewawalla Action”). The Mewawalla Action seeks to recover damages from Mr. Mewawalla arising out of his alleged breach of fiduciary duties as a director, as well as alleged fraud. Mr. Mewawalla has not filed an answer to the Mewawalla Action, but after an amended complaint was filed by the Company, Mr. Mewawalla filed a motion to dismiss on November 6, 2025. After hearing on the motion, the Delaware action against Rahul Mewawalla was dismissed without prejudice on February 13, 2025.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Cont.)

Mewawalla Action (Cont.)

On December 8, 2025, Mr. Mewawalla filed a complaint in King County Superior Court in Washington State against the Company, the Company’s former Chairman of the Board of Directors (the “Board”), Mr. Ryan Costello, former Board Member Steven Soles and Human Resources Director, Jonathan Sites (the “Washington State Action”). In the Washington State Action, Mr. Mewawalla is seeking damages for alleged retaliation, breach of contract, wage violations, discrimination related retaliation, whistleblower retaliation, and other statutory claims arising out of his employment and the termination of his employment with the Company. The Company categorically denies the allegations under the Washington State Action and is defending against the claims.

Endeavor Blockchain, LLC Investor Group

On January 20, 2026, the Company filed a Complaint for Violation of Securities Laws, as well as a Motion for Expedited Injunctive Relief, in the United States District Court for the District of Delaware against Endeavor Blockchain, LLC (“Endeavor”), Joshua Kilgore, PM Squared, LLC, Cody Smith, and Phillip Stanley (collectively, the “Defendants”) asserting violation of Sections 13(d) and 10(b) of the Securities Exchange Act of 1934 and Rules 13d-1 and 10b-5 of the Securities and Exchange Commission. On March 2, 2026, the Complaint, as amended, was dismissed, as was the Motion for Expedited Injunctive Relief and Temporary Restraining Order, as amended, and the case was subsequently closed. Subsequently, on April 6, 2026, the parties settled their disputes entering into a Cooperation Agreement that implemented an immediate change in board control and governance at the Company, immediately removing the prior board members, Ryan Costello, Kathryn Schelllenger, and Steven Soles, replacing them with a new board. Simultaneously, the Company appointed: Three independent directors: Kyle B. Danges, Rodger Davis, and Lisa R. Hough, two Endeavor-affiliated directors: Cody Smith and Phillip Stanley, resulting in a five-member board. Subsequently, Josh Kilgore and Daniel J. Morrison were added to the board resulting in a seven-member board.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2026, vested and outstanding RSUs were settled into 282,735 shares of Common Stock of the Company.

Common Stock Warrants

The Company’s outstanding stock warrants have not changed during the three months ended March 31, 2026. The outstanding stock warrants as of March 31, 2026 are 224,046 with a weighted average remaining contractual life (in years) of 1.68 and a weighted average exercise price of $86.69, all of which are exercisable.

Equity plans

On April 9, 2024, the Board approved the 2024 Omnibus Equity Plan (the “2024 Plan”) which will provide an initial 500,000 shares of Common Stock available for grant per the terms of the 2024 Plan and provides alignment with long-term stockholder value creation. The 2024 Plan also provides for annual automatic increases in the number of shares of Common Stock reserved for issuance under the Plan, subject to any lesser number set by the Board. The 2024 Plan was approved by the stockholders at the Company’s annual general meeting held on June 12, 2024. The 2024 Plan replaced and succeeded the Company’s 2018 Equity Incentive Plan and 2021 Equity Incentive Plan. The 2024 Plan provides that awards issued under the 2024 Plan, the 2018 Plan or the 2021 Plan that expire, lapse or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part, in any case in a manner that results in any share of Common Stock covered by such award being reacquired by the Company or otherwise not being issued, such share of Common Stock shall again be available for the grant of awards under the 2024 Plan. Further, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant to (1) satisfy the applicable exercise or purchase price of an award, and/or (2) satisfy any applicable tax withholding obligation, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the 2024 Plan.

As of March 31, 2026, the number of shares allocated and available under the 2024 Plan were 850,436 shares and 24,564 shares, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY (Cont.)

Common Stock (Cont.)

Adoption of Rights Agreement

On February 1, 2026, the Board of the Company authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on February 12, 2026 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $1.00 per share (the “Preferred Stock”), of the Company at an exercise price of $20.60 (the “Exercise Price”), subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of February 2, 2026, between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. Capitalized terms used herein that are not defined herein will have the meanings ascribed to them in the Rights Agreement.

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

Stock-Based Compensation:

The Company recognized stock-based compensation expense during the three months ended March 31, 2026 and 2025, as follows:

	For the three months ended March 31,
	2026	2025
Service-based restricted stock awards	$426,362	$2,100,504
Total stock-based compensation	$426,362	$2,100,504

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The Company granted 18,750 restricted stock units (“RSUs”) in October 2025 to certain employees that vest solely upon the occurrence of a Change in Control, as defined in the 2024 Plan. These awards are classified as equity awards with performance-based vesting conditions.

In accordance with ASC 718, compensation cost related to these RSUs is recognized only when the performance condition is achieved. As of March 31, 2026, no Change in Control has occurred. Accordingly, no stock-based compensation expense has been recognized related to these awards.

Upon the occurrence of a Change in Control, the Company will recognize stock-based compensation expense based on the grant-date fair value of the RSUs that become vested.

NOTE 9 – STOCKHOLDERS’ EQUITY (Cont.)

Stock-Based Compensation: (Cont.)

The following table presents a summary of the Company’s performance-based restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,610	7.46
Exercised	-	-
Expired/forfeited	-	-
Outstanding as of March 31, 2026	1,610	7.21
Exercisable as of March 31, 2026	1,610	7.21

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period or as otherwise defined.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	709,890	0.40
Exercised	(304,750)	-
Outstanding as of March 31, 2026	405,140	0.17
Exercisable as of March 31, 2026	307,753	-

As of March 31, 2026, there was approximately $0.6 million of unrecognized compensation costs related to the service-based restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of approximately 9 months.

Stock options awards

Stock options awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock options awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	70,000	$11.10	7.90	$-
Issued	-	-	-	-
Outstanding as of March 31, 2026	70,000	$11.10	7.65	$-
Exercisable as of March 31, 2026	70,000	$11.10	7.65	$-

NOTE 10 – SUBSEQUENT EVENTS

Litigation

For updates subsequent to March 31, 2026, regarding the Marshall Loan, W Capital Loan, Celsius Promissory Note and Celsius Colocation Agreement, see Note 8 – Commitments and Contingencies.

New Board

On April 4, 2026, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) by and among Endeavor, an Arkansas limited liability company, Big Digital Energy LLC, a Texas limited liability company, PM Squared, LLC (DBA PM Squared Financial), a Texas limited liability company, Joshua Kilgore, Cody Smith and Phillip Stanley (each, an “Endeavor Party,” and together, the “Endeavor Parties”).

Pursuant to the Cooperation Agreement, the Company has agreed to, among other things, appoint Kyle B. Danges, K. Rodger Davis, Lisa R. Hough, Cody Smith and Phillip Stanley to the Board, effective as of April 6, 2026 (the “Effective Date”). As of the date of the Cooperation Agreement, each of Messrs. Davis and Danges and Ms. Hough are “Qualified Directors” and are not “Affiliates” of any of the Endeavor Parties (in each case, as defined in the Cooperation Agreement).

The Cooperation Agreement, among other things, includes certain litigation-related provisions, including agreements by the Company and each of the Endeavor Parties not to initiate or pursue any legal proceedings against each other and to release each other from any claims except for those arising out of the Cooperation Agreement, as well as certain non-disparagement provisions that in each case remain in place until April 4, 2029.

On April 6, 2026, Ryan Costello, Steven Soles, and Kathryn Yingling Schellenger each submitted his or her resignation from the Board and from any and all committees of the Board, effective as of the Effective Date. None of the departures from the Board described herein are due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Also on April 6, 2026, pursuant to the Cooperation Agreement, the Board appointed Kyle B. Danges, K. Rodger Davis, Lisa Hough, Cody Smith and Phillip Stanley to the Board, effective contemporaneously with the aforementioned resignations on the Effective Date.

The Board has determined that each of Messrs. Danges and Davis and Ms. Hough is independent pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the Nasdaq Stock Market LLC.

On April 6, 2026, the Board elected Joshua Kilgore, as Executive Chairman, and Daniel J. Morrison to the Board, effective immediately and approved the following committee structure and chairs. Lisa R. Hough and K. Rodger Davis will serve on the Nominating and Corporate Governance Committee, with Ms. Hough serving as Chair. K. Rodger Davis, Kyle B. Danges, and Daniel Morrison will serve on the Audit Committee, with Mr. Davis serving as Chair. Lisa R. Hough, Kyle B. Danges, K. Rodger Davis, and Daniel Morrison will serve on the Compensation Committee, with Ms. Hough serving as Chair.

The Board has determined that Mr. Morrison is independent pursuant to the rules and regulations of the SEC and the Nasdaq Stock Market LLC.

New Executive Officers

On April 6, 2026, the Board appointed Joshua Kilgore as Executive Chairman, Phillip Stanley as Chief Executive Officer, and Cody Smith as Chief Operating Officer, effective immediately. Kaliste Saloom remains with the Company as General Counsel and Bill Regan as Chief Financial Officer.

NOTE 10 – SUBSEQUENT EVENTS (Cont.)

Nasdaq

On April 17, 2026, Mawson Infrastructure Group Inc. (the “Company”) received written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based on the Company’s reported stockholders’ equity as of December 31, 2025, the Company no longer satisfied Nasdaq Listing Rule 5550(b) (the “Rule”), which requires either $2.5 million in stockholders’ equity (the “Equity Standard”) or a market value of listed securities (“MVLS”) of $35 million (the “MVLS Standard”) or $500,000 in net income in the past fiscal year or two of the past three fiscal years.

Previously, on December 22, 2025, the Company received formal notice from Nasdaq that the Company had evidenced compliance with the MVLS Standard (although the Company had in fact evidenced compliance with the Equity Standard and, therefore, compliance with the Rule). The Staff determined that the Company remained subject to a Mandatory Panel Monitor for a period of one year from the date of the compliance determination, or December 22, 2026. Based upon the foregoing, and the Company’s non-compliance with the Equity Standard as of December 31, 2025, the Staff issued a delist determination. On May 1, 2026, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to present its plan to evidence compliance with the Rule, which will stay any further action by the Staff at least until the hearing concludes and any exception period that may be granted by the Panel following the hearing expires.

As of May 7, 2026, the Company’s MVLS exceeds the minimum $35 million compliance threshold under the MVLS Standard. However, in order to achieve full compliance with the MVLS Standard, the Company must evidence a closing MVLS of at least $35 million for a minimum of ten, and generally not more than, 20 consecutive business days, but has not yet done so. The Company’s balance sheet as of March 31, 2026, which is included in this filing, presents stockholders’ equity in excess of the minimum $2.5 million threshold, on an unaudited basis. The Company will provide any further updates regarding its Nasdaq compliance status as material developments arise.

Strategic Colocation Agreement

On April 27, 2026, the Company entered into a Joint Mining Agreement with Big Digital Energy, LLC (BDE”), (the “Colocation Agreement” or “Agreement”). Through the Agreement, Management desires to bring real revenue into the Company in the short term while pursuing its goal to move its operations away from Bitcoin mining towards selectively monetizing excess capacity where economically prudent and aligned with shareholder value creation. The Company’s core strategy is to optimize the utilization of each megawatt by deploying it toward the highest-value applications, with current priority given to future expansion into AI and high-performance computing (“HPC”) data center developments. BDE is deemed an affiliate of the Company because it is owned and/or controlled by Josh Kilgore, Phil Stanley, and Cody Smith, who also serve as members of the Company’s Board of Directors. Entities affiliated with Mr. Kilgore, Mr. Smith, and Mr. Stanley hold 60%, 20%, and 20% ownership interests, respectively, in BDE.

Under the terms of the Colocation Agreement, BDE will purchase and deliver approximately 25,000 s19xp mining computers, and Big Digital will provide BDE with approximately 75MW of computing capacity at its facility in Midland, PA. Ownership of the miners will transfer to the Company after BDE reaches its stated return on investment as set forth in the Colocation Agreement. The Parties will operate under a 50%/50% profit-sharing structure, pursuant to which Big Digital will receive all cash net proceeds from the mining operations. The cash revenue will be used for general corporate purposes and asset purchases to ensure the Company’s use of all available power across its facility locations. As its share of the profit-sharing structure, BDE will receive monthly grants consisting of a combination of (i) shares of the Company’s common stock, where the number of shares will equal 20% of its share of the monthly cash net proceeds divided by 30-day volume weighted average price of the Company’s common stock (“VWAP”) on the grant date, and (ii) warrants to purchase the Company’s common stock, where the number of underlying shares will equal 80% of its share of the monthly cash net proceeds divided by $20. The warrants will allow BDE to purchase the Company’s common stock at an exercise price of $20 per share and will have a five-year term.

The total amount of cash the Company will receive from the Colocation Agreement will be largely dependent on the economics of mining during the term of the Agreement. The Agreement has a twelve-month term and may be terminated upon 30 days’ notice, subject to its conditional terms. Cash or other consideration equal to the monthly cash net proceeds will be paid in lieu of the securities, to the extent that (i) stockholder approval would otherwise be required for their issuance or the substitution is otherwise necessary to comply with Nasdaq listing standards or (ii) the substitution is approved by a majority of the independent members of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets, statements of operations and cash flows. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in the 2025 Form 10-K. All amounts are in U.S. dollars.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” and “Big Digital,” refer to Big Digital Energy, Inc., a Delaware corporation, Cosmos Infrastructure LLC, Luna Squares LLC, , Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Ohio LLC, Mawson Hosting LLC, Mawson Mining LLC and Mawson Capital LLC.

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

This report, and the 2025 Form 10-K identify important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, including those set forth under Item 1A. “Risk Factors” below.

The risk factors included in this Quarterly Report on Form 10-Q, and in the 2025 Form 10-K are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

-	continued evolution and uncertainty related to technologies and digital infrastructure;

-	our ability to continue as a going concern;

-	our ability to maintain the listing of our common stock on Nasdaq;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities, including through our “at the market” offering program;

-	access to reliable and reasonably priced electricity sources;

-	operational, maintenance, repair, safety, and construction risks;

-	the failure or breakdown of mining equipment, or internet connection failure;

-	our reliance on key management personnel and employees;

-	our ability to attract or retain the talent needed to sustain or grow the business;

-	our ability to develop and execute on our business strategy and plans;

-	counterparty risks related to our customers, agreements and/or contracts;

-	the loss of a significant digital colocation customer;

-	adverse actions by creditors, debt providers, or other parties;

-	continued evolution and uncertainty related to growth in blockchain and Bitcoin and other digital assets’ usage;

-	the evolution of AI and HPC markets and changing technologies;

-	high volatility in Bitcoin and other digital assets’ prices and in value attributable to our business;

-	the slower than expected growth in demand for AI, HPC and other accelerated computing technologies;

-	the ability to timely implement and execute on AI and HPC digital infrastructure contracts or deployment;

-	our need to, and difficulty in, raising additional debt or equity capital and the availability of financing opportunities;

-	failure to maintain required compliance to remain eligible for the most cost-effective forms of raising additional equity capital;

-	the ability to timely complete the digital infrastructure build-out in order to achieve our revenue expectations for the periods mentioned;

-	downturns in the digital assets industry;

-	counterparty risks and risks of delayed or delinquent payments from customers and others;

-	inflation, economic or political environment;

-	cyber-security threats;

-	our ability to obtain proper insurance;

-	banks and other financial institutions ceasing to provide services to our industry;

-	changes to the Bitcoin and/or other networks’ protocols and software;

-	the decrease in the incentive or increased network difficulty to mine Bitcoin;

-	the increase in transaction fees related to digital assets;

-	the fraud or security failures of large digital asset exchanges;

-	the regulation and taxation of digital assets like Bitcoin;

-	our ability to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and

-	material litigation, investigations, or enforcement actions, including by regulators and governmental authorities.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the risk factors set out in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, and in our 2025 Form 10-K.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date they are made or to reflect the occurrence of unanticipated events. In evaluating forward-looking statements, you should consider these risks and uncertainties.

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

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 MW with its current operational sites, with additional future capacity under development, all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is among the largest wholesale power markets in North America.

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

Results of Operations – Three months ended March 31, 2026 compared to the three months ended March 31, 2025

	For the three months ended
	March 31,
	2026	2025
Revenues:
Digital colocation revenue	$3,511,029	$10,428,873
Energy management revenue	1,189,854	3,064,875
Digital assets mining revenue	119,420	320,625
Total revenues	4,820,303	13,814,373
Less: Cost of revenues (excluding depreciation)	3,813,809	7,890,443
Gross profit	1,006,494	5,923,930
Operating expenses:
Selling, general and administrative	7,618,138	5,778,408
Stock-based compensation	426,362	2,100,504
Depreciation and amortization	1,194,264	1,527,913
Change in fair value of derivative asset	(81,028)	(4,059,573)
Total operating expenses	9,157,736	5,347,252
Income (loss) from operations	(8,151,242)	576,678
Non-operating income (expense):
Loss on foreign currency transactions	(364,431)	(87,338)
Gain on legal settlements	10,157,593	-
Interest expense	(945,630)	(784,865)
Other income	56,448	104,112
Other expenses	(10,468)	(9,341)
Total non-operating expense, net	8,893,512	(777,432)
Income (loss) before income taxes	742,270	(200,754)
Income tax expense	(132,467)	(110,109)
Net Income (loss)	$609,803	$(310,863)

Revenues

Digital colocation revenues for the three months ended March 31, 2026 and 2025, were $3.5 million and $10.4 million, respectively. This represented a 66% decrease or a decrease of $6.9 million, compared to the same period in 2025. The decrease in revenue was primarily attributable to a reduction in both the number of customers and the average contract size as compared to the 2025 period. One customer, Consensus Technology Group LLC, accounted for $7.0 million of the decrease.

Energy management revenues for the three months ended March 31, 2026 and 2025, were $1.2 million and $3.1 million, respectively. This represented a 61% decrease or a decrease of $1.9 million, compared to the same period in 2025. The decrease was primarily attributable to changes to miner specification requirements for curtailment program participation beginning in 2026, in which the Company’s mining fleet did not achieve the target life expectancy.

Digital assets mining revenues from self-mining of Bitcoin for the three months ended March 31, 2026 and 2025, were $0.1 million and $0.3 million, respectively. This represented a decrease of $0.2 million compared to the same period in 2025. The decline was primarily driven by industry-wide conditions, including higher overall energy costs and an increase in global network difficulty, both of which contributed to lower Bitcoin production from self-mining activities.

Cost of revenues

Our cost of revenues consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenues for the three months ended March 31, 2026 and 2025, were $3.8 million and $7.9 million, respectively. This decrease of $4.1 million, or 52%, in cost of revenues compared to the same period in 2025 was attributable to lower energy consumption from reduced digital colocation services and digital asset mining from self-mining, partially offset by higher average energy prices during the 2026 period.

Operating Expenses

Our operating expenses include: selling, general and administrative expenses; stock-based compensation; depreciation and amortization; and change in fair value of derivative asset.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of audit, legal, and other professional fees, employee compensation, director fees, equipment repairs, marketing, freight, insurance, consultant fees, lease amortization and general expenses.

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were $7.6 million and $5.8 million, respectively, an increase of $1.8 million, or 32%, from period to period. The increase was primarily due to higher legal and professional fees, offset by lower payroll tax expenses caused by lower share-based payment vesting activities in March 31, 2026 as compared to 2025.

Stock-based compensation

Stock-based compensation expenses for the three months ended March 31, 2026 and 2025 were $0.4 million and $2.1 million, respectively. The decrease was primarily due to a reduction in new award issuances and the completion of service-based vesting conditions from awards issued over the prior two years.

Depreciation and amortization

Depreciation consists primarily of depreciation of digital asset mining hardware and modular data center (“MDC”) equipment.

Depreciation and amortization for the three months ended March 31, 2026 and 2025, were $1.2 million and $1.5 million, respectively. The lower depreciation and amortization expense is the result of an increased number of the Company’s digital asset mining hardware being fully depreciated compared to prior periods.

Change in fair value of derivative asset

During the three months ended March 31, 2026 and 2025, there was a gain on the fair value of the derivative asset of $0.1 million and $4.1 million, respectively. The change in fair value is primarily due to decreasing volatility in fair value due to the shorter remaining term of the power supply agreements.

Non-operating income (expense)

Non-operating income (expense) consists primarily of interest expenses, gain (loss) on foreign currency transactions, gain on legal settlements, and other income and expenses.

During the three months ended March 31, 2026, loss on foreign currency transactions was $0.4 million. During the three months ended March 31, 2025, loss on foreign currency transactions was $0.1 million. The difference is due to the impact of changes in the US Dollar and Australian Dollar exchange rate on intercompany transactions.

During the three months ended March 31, 2026, we reached a confidential settlement with Ionic Digital Mining LLC (“Ionic”) to resolve all claims Ionic brought against us and two of our subsidiaries related to the Celsius Colocation Agreement, all settlement amounts have already been paid. In addition, the Company entered a separate, unrelated settlement to resolve a customer dispute over a hosting arrangement. These two settlements resulted in the Company recognizing gains on legal settlements of $10.2 million.

Income tax expense

The Company recorded income tax expense of approximately 17.8% of income before income taxes and (54.8)% of loss before income taxes for the three months ended March 31, 2026 and 2025, respectively. The difference in the income tax expense for the three months ended March 31, 2026 versus the three months ended March 31, 2025 relates mainly to differences in estimated interest and penalty accruals included in the current payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances that impact the Company’s deferred tax expense.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the three months ended March 31, 2026, we financed our operations primarily through cash from operations, proceeds from our ATM Program and other cash reserves.

On October 16, 2025, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares (the “Shares”) of our Common Stock having an aggregate sales price of up to $9.6 million, from time to time, through an “at-the-market” offering program (the “ATM Program”) under which Wainwright will act as sales agent. On December 11, 2025, the Company filed a prospectus supplement (the “Prospectus Supplement”) with the SEC to increase the capacity of the ATM Program by $40 million.

During the three months ended March 31, 2026, the Company has sold 1,586,774 shares of Common Stock under the Sales Agreement at an average price of approximately $4.18 per share, which has resulted in cash proceeds to the Company of $6.4 million, net of issuance costs.

On April 27, 2026, the Company entered into a Joint Mining Agreement with Big Digital Energy, LLC (BDE”), (the “Colocation Agreement” or “Agreement”). Through the Agreement, Management desires to bring real revenue into the Company in the short term while pursuing its goal to move its operations away from Bitcoin mining towards selectively monetizing excess capacity where economically prudent and aligned with shareholder value creation. The Company’s core strategy is to optimize the utilization of each megawatt by deploying it toward the highest-value applications, with current priority given to future expansion into AI and high-performance computing (“HPC”) data center developments. BDE is deemed an affiliate of the Company because it is owned and/or controlled by Josh Kilgore, Phillip Stanley, and Cody Smith, who also serve as members of the Company’s Board of Directors. Entities affiliated with Mr. Kilgore, Mr. Smith, and Mr. Stanley hold 60%, 20%, and 20% ownership interests, respectively, in BDE.

Under the terms of the Colocation Agreement, BDE will purchase and deliver approximately 25,000 s19xp mining computers, and Big Digital will provide BDE with approximately 75MW of computing capacity at its facility in Midland, PA. Ownership of the miners will transfer to the Company after BDE reaches its stated return on investment as set forth in the Colocation Agreement. The Parties will operate under a 50%/50% profit-sharing structure, pursuant to which Big Digital will receive all cash net proceeds from the mining operations. The cash revenue will be used for general corporate purposes and asset purchases to ensure the Company’s use of all available power across its facility locations. As its share of the profit-sharing structure, BDE will receive monthly grants consisting of a combination of (i) shares of the Company’s common stock, where the number of shares will equal 20% of its share of the monthly cash net proceeds divided by 30-day volume weighted average price of the Company’s common stock (“VWAP”) on the grant date, and (ii) warrants to purchase the Company’s common stock, where the number of underlying shares will equal 80% of its share of the monthly cash net proceeds divided by $20. The warrants will allow BDE to purchase the Company’s common stock at an exercise price of $20 per share and will have a five-year term.

The total amount of cash the Company will receive from the Colocation Agreement will be largely dependent on the economics of mining during the term of the Agreement. The Agreement has a twelve-month term and may be terminated upon 30 days’ notice, subject to its conditional terms. Cash or other consideration equal to the monthly cash net proceeds will be paid in lieu of the securities, to the extent that (i) stockholder approval would otherwise be required for their issuance or the substitution is otherwise necessary to comply with Nasdaq listing standards or (ii) the substitution is approved by a majority of the independent members of the Company’s Board of Directors.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to use, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities is expected to be adequate to fund our operations over the next twelve months. For our business growth, it is expected we may continue to invest in expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of March 31, 2026, we had an aggregate of $26.5 million of debt, all of which is overdue for repayment unless we refinance, renegotiate the terms, or prevail in our disputes and/or related claims and/or counterclaims.

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

Working Capital and Cash Flows

As of March 31, 2026 and December 31, 2025, we had a cash and cash equivalent balance of $2.4 million and $13.3 million, respectively. As of March 31, 2026 and December 31, 2025, the trade receivables balance was $10.5 million and $9.6 million, respectively. As of March 31, 2026, we had $26.5 million of outstanding short-term loans, and as of December 31, 2025, we had $25.2 million of short-term loans. The short-term loans as of March 31, 2026, relate to the Celsius Promissory Note, W Capital Loan, Secured Convertible Promissory Notes and Marshall Loan (each of which is currently in default). Refer to “Material Cash Requirements” below for more information. As of March 31, 2026 and December 31, 2025, we had negative working capital of $22.8 million and $31.3 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(17,132,375)	$(510,385)
Net cash used in investing activities	$(41,531)	$(6,496)
Net cash provided by (used in) financing activities	$6,342,355	$(103,295)

For the three months ended March 31, 2026, net cash used in operating activities was $17.1 million. We had a net gain of $0.6 million for the three months ended March 31, 2026, which included $10.2 million of gain on legal settlements, $0.1 million gain on other income, $0.4 million non-cash stock-based compensation, $1.2 million of depreciation and amortization expense and $0.9 million of interest expense. For the three months ended March 31, 2025, net cash used in operating activities was $0.5 million. We had a net loss of $0.3 million for the three months ended March 31, 2025, which included $1.5 million of depreciation and amortization expense, $2.1 million of stock-based compensation expense, and $4.1 million of gain on derivative asset.

For the three months ended March 31, 2026, net cash used in investing activities was $0.04 million. The net cash used in investing activities during the three months ended March 31, 2026, was primarily attributable to capital expenditures partially offset by proceeds from sale of certain non-utilized equipment.

For the three months ended March 31, 2026, net cash provided by financing activities was $6.3 million and for the three months ended March 31, 2025, net cash used was $0.1 million. The cash provided by financing activities during the three months ended March 31, 2026, was primarily attributable to cash proceeds of $6.4 million from the issuance of our Common Stock under the ATM Program.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Note 8 – Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 and a general security agreement given by the Company. Principal repayments began during November 2022. There has been no principal and interest payments made since May 2023. The outstanding balance including interest is $13.5 million as of March 31, 2026, all of which is currently classified as a current liability.

The Company is included as a guarantor of the W Capital Loan. As of March 31, 2026, the balance was AUD $2.6 million (USD $1.8 million) representing outstanding interest, all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023.

On February 23, 2022, Luna Squares entered into the Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued the Celsius Promissory Note for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance including interest is $11.1 million as of March 31, 2026, all of which is currently classified as a current liability.

On July 8, 2022, the Company issued the Secured Convertible Promissory Notes in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million had been classified as a current liability. The convertible note matured in July 2023. Interest has been accrued from July 2023 onwards and therefore the outstanding balance is $0.2 million as of March 31, 2026, all of which is classified as a current liability. During 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

Financial condition

As of March 31, 2026, and December 31, 2025, we had current liabilities of $42.7 million and $58.8 million, respectively. As of March 31, 2026, and December 31, 2025, we had net assets of $4.3 million and negative net assets $3.1 million, respectively. As of March 31, 2026, we had an accumulated deficit of $251.8 million compared to $252.5 million as of December 31, 2025. Our cash position of March 31, 2026, was $2.4 million in comparison to $13.3 million as of December 31, 2025.

For the three- month period ended March 31, 2026 and 2025, the Company generated net income of $0.6 million and net loss of $0.3 million, respectively.

Our primary requirements for liquidity and capital are working capital, capital expenditures, public company costs and general corporate needs. In particular, we have large power usage costs, and other significant costs include our legal, lease, operational, and employee costs. We expect these capital and liquidity needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, and further issuances of shares.

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

The Company is taking steps to preserve cash by optimizing operations, reducing costs and pursuing efficiencies. The Company has been improving its revenue generation by enhancing its operations, driving growth in business lines, adding digital colocation services customers and diversifying its businesses. The Company will continue to seek to optimize its cash flows through these and other initiatives.

Non-GAAP Financial Measures

The Company reports all financial information required in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information. Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net income (loss) plus income tax, depreciation and amortization, further adjusted by stock-based compensation, gain/loss on foreign currency, other non-operating income and expenses, change in fair value of derivative assets, gain on legal settlements, and bad debt expense.

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

	For Three Months Ended March 31,
	2026	2025
	(unaudited)
Net income (loss):	$609,803	$(310,863)
Depreciation and amortization	1,194,264	1,527,913
Stock based compensation	426,362	2,100,504
Loss on foreign currency transactions	364,431	87,338
Gain on legal settlements	(10,157,593)	-
Other non-operating income	(56,448)	(104,112)
Other non-operating expenses	956,098	794,206
Change in fair value of derivative asset	(81,028)	(4,059,573)
Income tax	132,467	110,109
Bad debt expense	-	977,755
Adjusted EBITDA (non-GAAP)	$(6,611,644)	$1,123,277

Critical accounting estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries are currently in disputes, which may be in or may lead to litigation. The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these or other matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. For information on these matters, refer to Note 8 — Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 8 relating to such legal matters is incorporated herein by reference.

The Company and its subsidiaries from time to time in the future may be involved in certain litigation related to our businesses. For example, the Company and its subsidiaries receive letters of demand for payments or other correspondence from time to time which could lead to legal proceedings.

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in the 2025 Form 10-K. Except as set forth below, there have been no material changes to the primary risks related to our business and securities as described in the 2025 Form 10-K under “Risk Factors” in Item 1A.

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

On April 17, 2026, we received written notice from Nasdaq that, based on our reported stockholders’ equity as of December 31, 2025, we no longer satisfied Nasdaq Listing Rule 5550(b), and the Staff issued a delisting determination. On May 1, 2026, the Company requested a hearing before the Panel to present its plan to evidence compliance with the Rule, which will stay any further action by the Staff at least until the hearing concludes and any exception period that may be granted by the Panel following the hearing expires.

If we fail to comply with the continued listing standards of The Nasdaq Capital Market, we may be delisted and the price of our Common Stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20.0 million to Luna Squares through the Celsius Promissory Note, which had a maturity date of August 23, 2023, and a total outstanding balance as of March 31, 2026 of $11.1 million. Luna Squares has not repaid the loan as required on the maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred the benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares that default interest is payable. On November 23, 2023, Celsius filed an arbitration proceeding against Mawson, its subsidiaries Luna Squares and Cosmos, asserting various claims related to the alleged breach of the Celsius Colocation Agreement. The Company is pursuing counter claims against Celsius. See Note 8 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Marshall Loan matured in February 2024 and the total outstanding balance is $13.5 million as of March 31, 2026. MIG No. 1, an Australian entity, has not made a payment on principal and interest since May 2023, despite such payments falling due, and is therefore alleged by Marshall to be in default under the Marshall Loan. MIG No. 1 is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, MIG No.1 was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date.

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

The Company is the guarantor of the W Capital Loan. As of March 31, 2026, AUD $2.6 million (USD $1.8 million) has been drawn down from this facility. The W Capital Loan expired in March 2023 and the Company did not extend the maturity date and has not repaid the loan amount. The Company is therefore considered by W Capital to be in default. This W Capital Loan was originally with Mawson SPL, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note (the “Convertible Note”) with W Capital Advisors Pty Ltd with an outstanding balance of $0.2 million as of March 31, 2026. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the Convertible Note.

For more information on the above matters, refer to Note 8 - Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 8 is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the fiscal quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Regulation S-K.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 5, 2012)
3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 18, 2013)
3.3	Certificate of Amendment to Certificate of Incorporation dated November 15, 2017 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on November 21, 2017)
3.4	Certificate of Amendment to Certificate of Incorporation dated March 1, 2018 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 5, 2018)
3.5	Certificate of Amendment to Certificate of Incorporation dated March 17, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on March 23, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation dated June 9, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
3.7	Certificate of Amendment to Certificate of Incorporation dated August 11, 2021 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021)
3.8	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)
3.9	Certificate of Amendment to Certificate of Incorporation dated February 6, 2023 (Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)
3.10	Certificate of Amendment to Certificate of Incorporation of Mawson Infrastructure Group Inc., as amended, filed with the Secretary of State of the State of Delaware on April 20, 2026 and effective on April 24, 2026 (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
3.11	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Wize Pharma, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018).
3.12	Certificate of Designation of Rights, Preferences and Privileges of Series C Junior Participating Preferred Stock of MAWSON INFRASTRUCTURE GROUP Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
3.13	Bylaws (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on May 10, 2013)
10.1	Rights Agreement, dated as of February 2, 2026, by and between MAWSON INFRASTRUCTURE GROUP Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.2	Cooperation Agreement, dated as of April 4, 2026, by and among the Company and Endeavor Blockchain, LLC, Big Digital Energy LLC, PM Squared, LLC (DBA PM Squared Financial), Joshua Kilgore, Cody Smith and Phillip Stanley (Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026).
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management compensatory plan.
†	Certain information has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Digital Energy, Inc.

Date: May 14, 2026	By:	/s/ Phillip Stanley
Phillip Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ William Regan
William Regan
Chief Financial Officer
(Principal Financial and Accounting Officer)