Form 10-Q
period 2026-06-30
Big Digital Energy, Inc.
filed 2026-08-14
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, the issuer had a total of 5,664,339 shares of common stock, par value $0.001 per share, outstanding.

BIG DIGITAL ENERGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,290,273	$13,271,256
Prepaid expenses	7,035,680	3,677,000
Cryptocurrencies held for customers	-	903,784
Trade and other receivables, net	9,441,721	9,642,423
Total current assets	32,767,674	27,494,463
Property, plant and equipment, net	20,342,584	22,580,313
Derivative asset	3,450,530	3,475,110
Security deposits	651,763	651,763
Operating lease right-of-use asset, net	2,536,535	3,240,017
Total assets	$59,749,086	$57,441,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade and other payables	$14,872,949	$32,077,138
Current portion of operating lease liability	1,549,575	1,402,826
Current portion of finance lease liability	4,713	176,707
Revolving line of credit and current portion of long-term loans	30,050,174	25,184,363
Total current liabilities	46,477,411	58,841,034

Operating lease liability, net of current portion	826,997	1,718,423
Total liabilities	47,304,408	60,559,457

Commitments and Contingencies

Stockholders’ equity (deficit):

Series D Convertible Preferred Stock, par value $0.001 per share, 100,000 shares authorized, 16,700 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	17	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 5,648,751 and 3,617,221 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5,649	3,617
Additional paid-in capital	271,277,557	248,967,877
Accumulated other comprehensive income	382,127	365,450
Accumulated deficit	(259,220,672)	(252,454,735)
Total stockholders’ equity (deficit)	12,444,678	(3,117,791)
Total liabilities and stockholders’ equity (deficit)	$59,749,086	$57,441,666

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Digital colocation revenue	$3,505,814	$3,660,298	$7,016,843	$14,089,171
Energy management revenue	2,613,936	5,130,712	3,803,790	8,195,587
Digital assets mining revenue	33,469	742,173	152,889	1,062,798
Total revenues	6,153,219	9,533,183	10,973,522	23,347,556
Less: Cost of revenues (excluding depreciation)	4,544,735	5,599,553	8,358,544	13,489,996
Gross Profit	1,608,484	3,933,630	2,614,978	9,857,560
Selling, general and administrative	6,027,299	5,925,308	13,645,437	11,703,716
Stock based compensation	677,043	978,261	1,103,405	3,078,765
Depreciation and amortization	1,097,390	1,466,119	2,291,654	2,994,032
Change in fair value of derivative asset	105,608	2,137,052	24,580	(1,922,521)
Total operating expenses	7,907,340	10,506,740	17,065,076	15,853,992
Loss from operations	(6,298,856)	(6,573,110)	(14,450,098)	(5,996,432)
Non-operating income (expense):
Loss on foreign currency transactions	(36,994)	(689,952)	(401,425)	(777,290)
Gain on legal settlements	-	-	10,157,593	-
Interest expense	(1,011,808)	(827,336)	(1,967,906)	(1,612,201)
Other income	8,933	60,646	65,381	164,758
Other expenses	(7,095)	(9,614)	(7,095)	(18,955)
Total non-operating income (expense), net	(1,046,964)	(1,466,256)	7,846,548	(2,243,688)
Loss before income taxes	(7,345,820)	(8,039,366)	(6,603,550)	(8,240,120)
Income tax benefit (expense)	(29,920)	17,933	(162,387)	(92,176)
Net loss	$(7,375,740)	$(8,021,433)	$(6,765,937)	$(8,332,296)
Net Loss per share, basic and diluted	$(1.33)	$(7.93)	$(1.30)	$(8.54)
Weighted average number of shares outstanding	5,555,868	1,011,630	5,215,344	975,823

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net loss	$(7,375,740)	$(8,021,433)	$(6,765,937)	$(8,332,296)
Other comprehensive income:
Foreign currency translation adjustment	2,332	147,296	16,677	152,466
Comprehensive loss	$(7,373,408)	$(7,874,137)	$(6,749,260)	$(8,179,830)

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended June 30, 2026

	Common Stock (#)	Common Stock ($)	Series D Convertible Preferred Stock (#)	Series D Convertible Preferred Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
Balance as of March 31, 2026	5,486,730	$5,487	-	$-	$255,803,587	$379,795	$(251,844,932)	$4,343,937
Exercise of RSUs and stock options	54,827	55	-	-	(55)	-	-	-
Stock based compensation expense for RSUs and stock options	-	-	-	-	677,043	-	-	677,043
Issuance of common stock, net of issuance costs	107,194	107	-	-	859,055	-	-	859,162
Equity award conversions, settled in cash	-	-	-	-	(90,256)	-	-	(90,256)
Issuance of Series D Convertible Stock and warrant, net of issuance costs	-	-	16,700	17	14,028,183	-	-	14,028,200
Net loss	-	-	-	-	-	-	(7,375,740)	(7,375,740)
Other comprehensive income	-	-	-	-	-	2,332	-	2,332
Balance as of June 30, 2026	5,648,751	$5,649	16,700	$17	$271,277,557	$382,127	$(259,220,672)	$12,444,678

For the Three Months Ended June 30, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of March 31, 2025	939,618	$940	$227,460,268	$203,795	$(229,109,029)	$(1,444,026)
Exercising of RSUs and stock options	101,998	102	(102)	-	-	-
Stock based compensation expense for RSUs and stock options	-	-	978,261	-	-	978,261
Net loss	-	-	-	-	(8,021,433)	(8,021,433)
Other comprehensive income	-	-	-	147,296	-	147,296
Balance as of June 30, 2025	1,041,616	$1,042	$228,438,427	$351,091	$(237,130,462)	$(8,339,902)

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six Months Ended June 30, 2026

	Common Stock (#)	Common Stock ($)	Series D Convertible Preferred Stock (#)	Series D Convertible Preferred Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity (Deficit)
Balance as of December 31, 2025	3,617,221	$3,617	-	$-	$248,967,877	$365,450	$(252,454,735)	$(3,117,791)
Exercise of RSUs and stock options	337,562	338	-	-	(338)	-	-	-
Stock based compensation expense for RSUs and stock options	-	-	-	-	1,103,405	-	-	1,103,405
Issuance of common stock, net of issuance costs	1,693,968	1,694	-	-	7,268,686	-	-	7,270,380
Equity award conversions, settled in cash	-	-	-	-	(90,256)	-		(90,256)
Issuance of Series D Convertible Stock and warrant, net of issuance costs	-	-	16,700	17	14,028,183	-	-	14,028,200
Net loss	-	-	-	-	-	-	(6,765,937)	(6,765,937)
Other comprehensive income	-	-	-	-	-	16,677	-	16,677
Balance as of June 30, 2026	5,648,751	$5,649	16,700	$17	$271,277,557	$382,127	$(259,220,672)	$12,444,678

For the Six Months Ended June 30, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2024	939,618	$940	$225,359,764	$198,625	$(228,798,166)	$(3,238,837)
Exercising of RSUs and stock options	101,998	102	(102)	-	-	-
Stock based compensation expense for RSUs and stock options	-	-	3,078,765	-	-	3,078,765
Net loss	-	-	-	-	(8,332,296)	(8,332,296)
Other comprehensive income	-	-	-	152,466	-	152,466
Balance as of June 30, 2025	1,041,616	$1,042	$228,438,427	$351,091	$(237,130,462)	$(8,339,902)

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,765,937)	$(8,332,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,291,654	2,994,032
Amortization of operating lease right-of-use asset	701,201	627,398
Foreign exchange loss	422,827	743,835
Stock based compensation	1,103,405	3,078,765
Non-cash interest expense	1,959,660	1,597,880
Unrealized (gain) loss on derivative asset	24,580	(1,922,521)
Loss on lease termination	2,281	26,367
Provision for doubtful accounts	-	977,755
Gain on legal settlements	(10,157,593)	-
Changes in operating assets and liabilities:
Trade and other receivables	200,702	2,267,735
Operating lease liabilities	(736,461)	(660,996)
Other current assets	(2,454,896)	934,392
Trade and other payables	(7,046,597)	(4,921,330)
Net cash used in operating activities	(20,455,174)	(2,588,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,273)	(54,633)
Purchases of property, plant and equipment	(31,652)	-
Net cash used in investing activities	(53,925)	(54,633)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances and equity conversions settled in cash	7,180,124	-
Payments of finance lease liabilities	(180,208)	(206,588)
Proceeds from Series D Convertible Stock, net of share issuance cost	14,028,200	-
Proceeds from borrowings	2,500,000	-
Net cash provided by (used in) financing activities	23,528,116	(206,588)
Net increase (decrease) in cash and cash equivalents	3,019,017	(2,850,205)
Cash and cash equivalents at beginning of period	13,271,256	6,089,837
Cash and cash equivalents at end of period	$16,290,273	$3,239,632
Supplemental disclosure of cash flow information
Cash paid for interest	$8,246	$14,321
Cash paid (received) for income taxes – Federal	$358,000	$(25,905)
Cash paid for income taxes – State	$323,775	$-

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Nature of Operations

Big Digital Energy, Inc., whose name was changed from Mawson Infrastructure Group Inc. (“Mawson”) effective April 24, 2026 (“Big Digital”) (the “Company,” “we,” “us,” and “our”) is a technology company focused on digital infrastructure platforms, headquartered in the United States of America.

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

The Company’s Board of Directors (the “Board”) approved the Name Change pursuant to Section 242 of the General Corporation Law of the State of Delaware (“DGCL”). In accordance with the DGCL and the provisions of the Company’s organizational documents, approval of the Company’s stockholders was not required to effectuate the Name Change, and the Name Change will not affect the rights of the Company’s security holders.

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

The accompanying consolidated financial statements, including the results of Cosmos Infrastructure LLC (“Cosmos”), Luna Squares LLC (“Luna Squares”), Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC (“Mawson Hosting”), Mawson Ohio LLC, Mawson Mining LLC and Mawson Capital LLC (collectively referred to as the “Group”), have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”).

NOTE 1 – GENERAL (Cont.)

Nature of Operations (Cont.)

These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2025, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026. The results of the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.

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

For the six months ended June 30, 2026, the Company incurred a net loss of $6.8 million and used $20.4 million in cash related to operations, and as of June 30, 2026, had negative working capital of $13.7 million, stockholders’ equity of $12.4 million and an accumulated deficit of $259.2 million. The Company’s cash position as of June 30, 2026, was $16.3 million.

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

To mitigate these conditions, the Company has explored various avenues to enhance liquidity, fund the Company’s expenditures, and meet debt servicing requirements. These strategies include, among others:

●	Expanding its digital infrastructure platform and increasing capacities for either digital colocation services and/or AI and HPC markets;

●	Executing new customer digital colocation service agreements in either AI, HPC, and/or digital assets mining to diversify its exposure across customers and/or markets;

●	Engaging in discussions with capital providers, relating to equity and/or debt;

●	Considering equity issuances such as capital raises and at-the-market transactions;

●	Assessing and evaluating corporate and strategic transactions;

●	Assessing and evaluating commercial opportunities or other business opportunities under consideration;

●	Conducting assessments to identify and implement operational improvements and/or efficiencies and other actions aimed at enhancing revenue and/or optimizing expenses; and

●	Evaluating, assessing and pursuing business revenue and margin expansion opportunities.

ATM Program

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

During the six months ended June 30, 2026, the Company has sold 1,693,968 shares of Common Stock under the Sales Agreement at an average price of approximately $4.43 per share, which has resulted in cash proceeds to the Company of $7.3 million, net of issuance costs.

Revolving Line of Credit

On May 28, 2026, the Company (the “Borrower”), and Endeavor Blockchain, LLC, an Arkansas limited liability company (“Endeavor” and the “Noteholder”), entered into a promissory note providing for a revolving line of credit, with the aggregate principal sum of all revolving loans advanced from time to time by the Noteholder to the Borrower not to exceed forty million dollars ($40,000,000) (the “Revolver”). Endeavor is wholly owned by Josh Kilgore, the Company’s Executive Chairman.

Pursuant to the Revolver, each revolving loan will bear interest at a fixed rate of 12% per annum, with principal and interest payable upon demand. The revolving line of credit is secured by assets of the Borrower listed in the Revolver.

The Revolver contains customary representations, warranties, covenants, events of default and security arrangements. Borrower is also subject to restrictions on incurring additional indebtedness and additional liens on the collateral. The Revolver provides for customary events of default, including, among others, failure to pay principal or interest, breach of representations and warranties, violation of covenants, bankruptcy or insolvency events. The Borrower may at any time, and without penalty, prepay outstanding amounts under the revolving loans, or if there are no outstanding amounts, terminate the Revolver. The outstanding balance including interest is $2.5 million as of June 30, 2026, all of which is classified as a current liability.

NOTE 1 – GENERAL (Cont.)

Going Concern (Cont.)

Series D Convertible Preferred Stock and Warrant

On June 30, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Six Thirty AI, LLC (the “Purchaser”), pursuant to which the Company issued and sold to the Purchaser an aggregate of 16,700 shares of newly designated Series D Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (“Series D Preferred Stock”), at a purchase price of $900.00 per share, for gross proceeds to the Company of $15.03 million, before deducting placement agent fees and other offering expenses. The Series D Preferred Stock is convertible into shares of Common Stock, as described below. The shares of Common Stock issuable upon conversion are referred to as the “Conversion Shares”. Under the Purchase Agreement, the Company also issued to the Purchaser a warrant (the “Warrant”) exercisable for five years to purchase 926,748 shares of Common Stock (the “Warrant Shares”) at an exercise price of $10.81, which is 120% of the closing price of the Common Stock immediately before closing, subject to adjustment upon the occurrence of any stock split, stock dividend, stock combination or similar transaction. The Purchaser is wholly owned by Joshua Kilgore and Phillip Stanley, the Company’s Chief Executive Officer, and Cody Smith, the Company’s Chief Operating Officer.

The Series D Preferred Stock ranks senior to Common Stock, accrues cumulative dividends at 5% per annum (18% upon an uncured triggering event). Each holder of Series D Preferred Stock may convert all, or any part, of its shares of Series D Preferred Stock, at any time on or after August 30, 2026, into Conversion Shares at a conversion price (the “Conversion Price”) equal to 95% of the lowest daily volume-weighted average price of the Common Stock over the five consecutive trading days immediately preceding the conversion date, subject to a floor price of $1.80 and certain limitations. Conversion and exercise of the Warrant are subject in the aggregate to a 19.99% exchange cap on shares of Common Stock outstanding at closing, absent stockholder approval under Nasdaq Listing Rule 5635(d). The Company may redeem the Series D Preferred Stock at any time, in whole or in part, at a cash price equal to 105% of the aggregate Conversion Price for Conversion Shares that have been registered for resale and a higher aggregate Conversion Price for Conversion Shares that have not yet been registered for resale.

The Warrant is exercisable immediately, at an exercise price of $10.81 per share (120% of the closing price of the Common Stock immediately before closing), and expires June 30, 2031. Exercise is limited to 4.99% beneficial ownership of the Company’s outstanding Common Stock (waivable by the holder on 65 days’ notice), in addition to the 19.99% exchange cap described above.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Intercompany investments, balances and transactions have been eliminated in consolidation. Certain reclassifications of current year amounts on the statement of operations have been made to improve presentation.

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

Functional currency

All subsidiaries of the Company have a functional currency of United States dollar (“USD”). Assets and liabilities denominated in Australian dollars are translated into USD at exchange rates in effect on the consolidated balance sheet dates. Revenue and expense accounts are translated using the monthly average exchange rates during the period. Translation of all the consolidated companies’ financial records into USD is required due to the reporting currency for these consolidated financial statements presented as USD and the functional currency of the parent company being that of USD. Translation adjustments are accumulated in other comprehensive income (loss). Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded as income (expense) in the period in which they are incurred.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. The Company’s CODM group is composed of the Chief Executive Officer.

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

	Fair value measured as of June 30, 2026
	Total	Total Level 1	Total Level 2	Total Level 3
Assets:
Derivative asset	$3,450,530	$-	$-	$3,450,530

	Fair value measured as of December 31, 2025
	Total	Total Level 1	Total Level 2	Total Level 3
Assets:
Cryptocurrencies held for customers	$903,784	$903,784	$-	$-
Derivative asset	$3,475,110	$-	$-	$3,475,110
Liabilities:
Cryptocurrencies due to customers	$903,784	$903,784	$-	$-

Level 1 Assets and Liabilities:

In accordance with ASU 2023-08, cryptocurrency that was mined from colocation services and held in a digital asset account controlled by the Company is measured at fair value and recognized separately on the cryptocurrencies line of the balance sheet. Due to a customer dispute that was resolved during the six months ended June 30, 2026, the Company had recognized corresponding cryptocurrencies due to customer liability included in trade and other payables on the balance sheet at December 31, 2025. The estimated fair value of the cryptocurrency and alleged liability was classified as Level 1 of the fair value hierarchy and was based on the quantity of cryptocurrency held in the digital asset account multiplied by the price quoted on the exchange the Company used to dispose of digital assets on December 31, 2025.

Level 3 Assets:

In June 2022, the Company entered into a power supply agreement (“PSA”) with Dynegy Inc., formerly Energy Harbor LLC, (“Dynegy”), the energy supplier to the Company’s Midland, Pennsylvania facility, to provide the delivery of a fixed portion of the total amount of electricity for a fixed price through December 2026. If the Midland, Pennsylvania facility uses more electricity than contracted, the cost of the excess is incurred at a new price quoted by Dynegy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair value of financial instruments: (Cont.)

While the Company participates in energy management programs at its Midland, Pennsylvania facility, the Company does not consider such actions as trading activities. That is, the Company does not engage in speculation in the power market as part of its ordinary activities. Because the sale of any electricity under a curtailment program allows for net settlement, the Company has determined the PSA meets the definition of a derivative under ASC 815, Derivatives and Hedging. However, because the Company has the ability to sell the power back to the grid rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company does not believe the normal purchases and normal sales scope exception applies to the PSA. Accordingly, the PSA (a non-hedging derivative contract) is recorded at estimated fair value each reporting period with the change in the fair value recorded in “change in fair value of derivative asset” in the consolidated statements of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recent Accounting Pronouncements (Cont.)

In July 2025, the FASB issued ASU 2025-05, Financials Instruments-Credit Losses (Topic 326). The amendments introduce two key simplifications for estimating expected credit losses on current accounts receivable and current contract assets under ASC 606, the practical expedient and an accounting policy election. Entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The updates in ASU 2025-05 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. In January 2026, the Company decided to elect a practical expedient allowing the assumption that current conditions at the balance sheet date remain unchanged over the asset’s remaining life—meaning no forward-looking forecasting is required for these short-term assets. Adoption of ASU 2025-05 did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The amendments in this update clarify, correct, and otherwise improve a wide variety of Topics in the Codification. Notably, ASU 2025-12 clarifies that when an entity has a loss from continuing operations and a contract that may be settled in stock or cash that is reported as an asset or liability for accounting purposes, the entity should consider whether including the potential common shares has a dilutive effect on the diluted earnings per share (EPS) computation by evaluating the combined effect of the adjustments to the numerator and the denominator. ASU 2025-12 is effective for the Company for fiscal years beginning after December 15, 2026. The Company expects that these amendments will not have a material impact on its consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2024-03 improves financial reporting by requiring companies to disclose additional information about purchases of inventory, employee compensation, depreciation and amortization, in the notes to the financial statements. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

Securities that could potentially dilute net income per share in the future but were excluded in the computation of net loss per share, as of June 30, 2026 and 2025, are as follows:

	As of June 30,
	2026	2025

Warrants to purchase Common Stock	1,150,794	224,046
Options to purchase Common Stock	70,000	175,021
RSUs issued under a management equity plan	309,363	608,081
	1,530,157	1,007,148

NOTE 4 – LEASES

The Company’s operating leases are for digital asset mining sites and its finance leases are primarily for related plant and equipment.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating lease charges (1)	$444,585	$418,457	$891,312	$863,892
Finance lease charges:
Amortization of right-of-use assets	$65,473	$102,797	$166,346	$205,594
Interest on lease obligations	$2,240	$15,201	$8,215	$33,275

(1)	Included in selling, general, and administrative expenses.

The following is a schedule of the Company’s lease liabilities by contractual maturity as of June 30, 2026:

	Operating leases	Finance leases

2026	$798,802	$4,808
2027	1,425,075	-
2028	160,685	-
2029	167,112	-
2030	173,796	-
Total undiscounted lease obligations	2,725,470	4,808
Less: imputed interest	(348,898)	(95)
Total present value of lease liabilities	2,376,572	4,713
Less: current portion of lease liabilities	1,549,575	4,713
Non-current lease liabilities	$826,997	$-

Other lease information as of and for the period ended June 30, 2026:

	Operating leases	Finance leases

Cash out flows from leases	$932,506	$180,208
Weighted-average remaining lease term (years)	1.97	0.34
Weighted-average discount rate (%)	9.2%	8.0%

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	June 30, 2026	December 31, 2025

Plant and equipment	$10,396,633	$10,364,981
Computer equipment	247,859	247,859
Processing machines (Miners)	77,447,520	77,447,520
Modular data center	22,103,986	22,103,986
Motor Vehicles	199,246	199,246
Transformers	9,344,544	9,344,544
Low-cost assets	1,168,776	1,146,503
Leasehold improvements	487,527	487,527
Total	121,396,091	121,342,166
Less: Accumulated depreciation	(101,053,507)	(98,761,853)
Property, plant and equipment, net	$20,342,584	$22,580,313

The Company incurred depreciation and amortization expense in the amounts of $1.1 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively. The Company incurred depreciation and amortization expense in the amounts of $2.3 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively. There were no impairment charges during the six months ended June 30, 2026 and 2025.

NOTE 6 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of June 30, 2026.

The Company recorded income tax benefit (expense) of approximately (0.4)% of loss before income taxes and 0.2% of loss before income taxes for the three months ended June 30, 2026 and 2025, respectively.

	For the three months ended June 30,
	2026	2025
Effective income tax rate	(0.4)%	0.2%

The Company recorded income tax benefit (expense) of approximately (2.5)% of losses before income taxes and (1.1)% of loss before income taxes for the six months ended June 30, 2026 and 2025, respectively.

	For the six months ended June 30,
	2026	2025
Effective income tax rate	(2.5)%	(1.1)%

As of June 30, 2026, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 7 – LOANS

Revolving Line of Credit

On May 28, 2026, the Company and Endeavor entered into the Revolver as discussed in Note 1.

Pursuant to the Revolver, each revolving loan bears interest at a fixed rate of 12% per annum, with principal and interest payable upon demand. The revolving line of credit is secured by assets of the Company listed in the Revolver.

The Revolver contains customary representations, warranties, covenants, events of default and security arrangements. Borrower is also subject to restrictions on incurring additional indebtedness and additional liens on the collateral. The Revolver provides for customary events of default, including, among others, failure to pay principal or interest, breach of representations and warranties, violation of covenants, bankruptcy or insolvency events. As of June 30, 2026, the Company was in compliance with the covenants in the Revolver.

The Company may at any time, and without penalty, prepay outstanding amounts under the revolving loans, or if there are no outstanding amounts, terminate the Revolver. The outstanding balance including interest is $2.5 million as of June 30, 2026, all of which is classified as a current liability.

Marshall Loan

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No. 1 and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $14.1 million as of June 30, 2026, all of which is classified as a current liability. There have been no principal or interest payments made since May 2023. See Note 8 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

W Capital Loan

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of June 30, 2026, AUD $2.8 million (USD $1.9 million) has been drawn down from this facility, all of which is classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023. See Note 8 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

Celsius Promissory Note

On February 23, 2022, Luna Squares entered into a Digital Colocation Agreement (the “Digital Colocation Agreement”) with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued a Secured Promissory Note (the “Celsius Promissory Note”) for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance, including interest, is $11.3 million as of June 30, 2026, all of which is currently classified as a current liability. See Note 8 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement.

Convertible Notes

On July 8, 2022, the Company issued secured convertible promissory notes (the “Secured Convertible Promissory Notes”) to investors in exchange for cash. The outstanding balance relates to the interest on the Secured Convertible Promissory Notes which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.2 million as of June 30, 2026, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc., alleging a claim to seek USD $0.2 million as unpaid interest under a Secured Convertible Promissory Note after the Company paid in full the principal of $0.5 million, and AUD $0.3 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company under a Variation Deed to Loan Deed dated September 29, 2022, executed by its Australian entity, Mawson SPL. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, on May 31, 2024, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.2 million as unpaid interest plus interest and costs for sums due.

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

On October 3, 2024, a proceeding was filed by W Capital and Marshall against the Company before the Federal Court of Australia, New South Wales, in the matter entitled, “W Capital Advisors Pty Ltd, in its capacity as Trustee for the W Capital Advisors Fund, v. Mawson Infrastructure Group, Inc.”, No. NSD 1395/2024. In an effort to force the Company to pay the W Capital Loan and Marshall Loan, W Capital and Marshall sought to have the Company declared insolvent under Australian law on the grounds that the Company failed to pay W Capital the sums it claims the Company owed it under the aforesaid Australian judgment. On February 11, 2025, the Australian Court declared that Mawson be “wound up” under Australian law. However, Mawson has no assets, revenue or other business in Australia subject to Australian jurisdiction. It is unclear as to any adverse effect this ruling has on Mawson in the U.S. This Australian ruling completely disregarded the automatic stay in place as established by the Involuntary Petition (defined below). The Company has communicated its objections and concerns to these Australian liquidator and entities, the Australian Court, and to the U.S. Bankruptcy Court.

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

The parties filed pretrial motions seeking various remedies, including dismissal prior to trial, sanctions and attorneys’ fees. On May 5, 2025, the Company filed a motion for sanctions against the Petitioning Creditors seeking, among other things, compelling discovery against the Petitioning Creditors, sanctions for bad faith, and payment of the Company’s legal fees. The motions were heard by the Bankruptcy Court on August 11, 2025, wherein the Court ruled from the bench to sanction the Petitioning Creditors, required them to pay the Company’s attorney’s fees incurred to date and further ordered the Petitioning Creditors to post a cash bond of $1.5 million before being allowed to proceed any further. Following successful motions brought by the Company against the filing parties in the Involuntary Petition, Marshall, as the largest claimant of the Petitioning Creditors, filed a motion to dismiss the Involuntary Petition on August 25, 2025. On October 21, 2025, the United States Bankruptcy Court for the District of Delaware held a hearing on the motion to dismiss and ordered the dismissal of the Involuntary Petition against the Company, while preserving the Company’s rights to recover from the Petitioning Creditors all damages it incurred due to the bad faith filing of the Involuntary Petition. A written Order of Dismissal was signed by the judge on November 4, 2025 and the Involuntary Petition has been dismissed.

On December 29, 2025, the Company filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Petitioning Creditors, seeking general and punitive damages, sanctions attorneys’ fees and costs against the Petitioning Creditors.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Cont.)

The Company learned that on or about October 20, 2025, one of the Australian Petitioning Creditors, W Capital, filed for commencement of Australian Insolvency Proceedings placing W Capital under receivership and ultimate liquidation in Australia. The Company is one of W Capital’s largest creditors. The Company expects to avail itself of all legal rights and remedies to which it may be entitled to recover from W Capital under applicable Australian and US laws.

Celsius Promissory Note and Celsius Colocation Agreement

Luna Squares has not repaid the Celsius Promissory Note by its stated maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred the benefit of the Celsius Promissory Note to Celsius Network Ltd. and Celsius Network Ltd has notified Luna Squares that the default interest is payable.

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

Celsius filed a motion seeking a partial award from the arbitrator against the Company based on its corporate guarantee. The arbitrator granted this partial award in favor of Celsius.

On October 7, 2025, Celsius filed a petition with the U.S. District Court of New York to confirm its partial arbitration award against Mawson. Following this, on November 6, 2025, both parties agreed to jointly file a consent judgment and execute a forbearance agreement, which provided additional time for the parties to continue their discussions toward an amicable settlement of all outstanding matters. The Court signed the consent judgment on November 10, 2025.

On February 5, 2026, Celsius took formal steps to domesticate the judgment outside of New York. Currently, the parties are engaged in negotiations to resolve the ongoing litigation. On or about March 6, 2026, Celsius announced that it would voluntarily dismiss its arbitration claims against the Company. On March 30, 2026, Celsius filed a Rule 34 dispositive motion to dismiss Mawson’s claims and counterclaims in the arbitration. On June 1, 2026, the arbitrator granted Celsius relief under its Rule 34 motion filed dismissing Mawson’s claims and counterclaims in the arbitration.

Ionic and Other Settlements

During the three months ended March 31, 2026, the Company reached a confidential settlement with Ionic to resolve all claims Ionic brought against the Company and two of its subsidiaries related to the Celsius Colocation Agreement, all settlement amounts have already been paid. On January 29, 2026, the $15.1 million Ionic claim was settled for $5.1 million, leaving a net gain of $10 million. In addition, on January 23, 2026, the Company entered into a separate, unrelated settlement to resolve a customer dispute over a hosting arrangement. These two settlements resulted in the Company recognizing net gains on legal settlements of aggregating $10.2 million.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Cont.)

Blockware

On April 19, 2024, a civil suit entitled Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc. was filed in the United States District Court, Southern District of New York. The matter remains ongoing.  However, the parties are actively pursuing informal settlement discussions.

CleanSpark

On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc. and CSRE Properties Sandersville, LLC with the United States District Court for the Southern District of New York in the matter entitled “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC”, Civil Action No. 1:24-cv-5379, for at least $2.0 million for breach of the Bill of Sale dated October 1, 2022, among the Company, CleanSpark Inc. and CSRE Properties Sandersville, LLC. On July 24, 2026, the parties entered into a confidential settlement agreement resolving all claims brought by the Company against CleanSpark, providing for dismissal with prejudice of the litigation and a full mutual release.

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

Mewawalla Actions

On July 8, 2025, the Company filed a complaint in the Court of Chancery of the State of Delaware against the Company’s former CEO and President, Rahul Mewawalla captioned Mawson Infrastructure Group Inc. v. Rahul Mewawalla, No. 2025-0789-JTL (the “Mewawalla Action”). The Mewawalla Action seeks to recover damages from Mr. Mewawalla arising out of his alleged breach of fiduciary duties as a director, as well as alleged fraud. Mr. Mewawalla has not filed an answer to the Mewawalla Action, but after an amended complaint was filed by the Company, Mr. Mewawalla filed a motion to dismiss on November 6, 2025. After hearing on the motion, the Delaware action against Rahul Mewawalla was dismissed without prejudice on June 1, 2026.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Cont.)

Mewawalla Actions (Cont.)

On December 8, 2025, Mr. Mewawalla filed a complaint in the King County Superior Court of Washington State against the Company, Ryan Costello, Steven Soles, and Jonathan Sites (the “Washington State Action”), asserting claims for alleged retaliation, breach of contract, wage violations, discrimination-related retaliation, whistleblower retaliation, and other statutory claims arising from his employment and the termination of his employment with the Company. Messrs. Costello and Soles were subsequently dismissed from the action for lack of personal jurisdiction. The remaining defendants categorically deny the allegations asserted in the Washington State Action and continue to vigorously defend against the claims.

Endeavor Blockchain, LLC Investor Group

On January 20, 2026, the Company filed a Complaint for Violation of Securities Laws, as well as a Motion for Expedited Injunctive Relief, in the United States District Court for the District of Delaware against Endeavor Blockchain, LLC (“Endeavor”), Joshua Kilgore, PM Squared, LLC, Cody Smith, and Phillip Stanley (collectively, the “Defendants”) asserting violation of Sections 13(d) and 10(b) of the Securities Exchange Act of 1934 and Rules 13d-1 and 10b-5 of the Securities and Exchange Commission. On March 2, 2026, the Complaint, as amended, was dismissed, as was the Motion for Expedited Injunctive Relief and Temporary Restraining Order, as amended, and the case was subsequently closed. Subsequently, on April 6, 2026, the parties settled their disputes entering into a Cooperation Agreement that implemented an immediate change in board control and governance at the Company, immediately removing the prior board members, Ryan Costello, Kathryn Schellenger, and Steven Soles, replacing them with a new board. Simultaneously, the Company appointed: Three independent directors: Kyle B. Danges, Rodger Davis, and Lisa R. Hough, two Endeavor-affiliated directors: Cody Smith and Phillip Stanley, resulting in a five-member board. Subsequently, Josh Kilgore and Daniel J. Morrison were added to the board resulting in a seven-member board.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series D Convertible Preferred Stock and Warrant

On June 30, 2026, the Company entered into the Purchase Agreement with Six Thirty AI, LLC (“Six Thirty”), pursuant to which the Company issued and sold to the Purchaser an aggregate of 16,700 shares of Series D Convertible Preferred Stock, at a purchase price of $900.00 per share, for net proceeds of $14.0 million.

Six Thirty acquired the Series D Preferred Stock using borrowed funds. Concurrently with the execution of the Purchase Agreement, the Company entered into a letter agreement with Six Thirty and YA II PN, LTD, the administrative and collateral agent for the lenders (the “Agent”), pursuant to which the Company consented to (i) Six Thirty’s pledge of the shares of Series D Preferred Stock to the Agent for the ratable benefit of the lenders; (ii) Six Thirty’s assignment of the Warrant to the lenders as a commitment fee under the loan facility; and (iii) the lenders’ right to exchange all or any portion of the outstanding obligations under the loan and guaranty agreement for shares of the Series D Preferred Stock and settlement using the Series D Preferred Stock or Conversion Shares.

Concurrently with the execution of the Purchase Agreement, the Company entered into a registration rights agreement, pursuant to which the Company is obligated to file and maintain the effectiveness of one or more resale registration statements with the SEC registering the resale of the Conversion Shares and Warrant Shares on a continuous basis under Rule 415 of the Securities Act. The Company filed the initial registration statement for such purposes on July 20, 2026, and the Company is obligated to have such registration statement declared effective by the SEC no later than August 29, 2026 (or in the event of a “full review” by the SEC, no later than September 28, 2026).

The Series D Preferred Stock ranks senior to all other classes and series of the Company’s capital stock.

The Series D Preferred Stock accrues cumulative dividends at 5% per annum (18% upon certain Trigger Events, as defined in the Certificate of Designations for the Series D Preferred Stock), and dividends are payable quarterly in arrears through the issuance of additional shares of Series D Preferred Stock (i.e., PIK shares) or, at the Company’s election, in cash.

Each holder of Series D Preferred Stock may convert all, or any part, of its shares of Series D Preferred Stock, at any time on or after August 30, 2026, into the Conversion Shares at the Conversion Price equal to 95% of the lowest daily volume-weighted average price of the Common Stock over the five consecutive trading days immediately preceding the conversion date, subject to a floor price of $1.80 and certain limitations on conversion.

The Series D Preferred Stock is non-voting, except as required by applicable law or as expressly set forth in the Certificate of Designations.

NOTE 9 – STOCKHOLDERS’ EQUITY (Cont.)

Series D Convertible Preferred Stock and Warrant (Cont.)

The Company may redeem the Series D Preferred Stock at any time, in whole or in part, at a cash price equal to 105% of the aggregate Conversion Price for the Series D Preferred Stock being redeemed, subject to customary conditions as set forth in the Certificate of Designations, including a 12–60 trading day notice window and the absence of any Equity Condition (as defined in the Certificate of Designations).

Among other negative covenants, and subject to customary exceptions, so long as the Series D Preferred Stock is outstanding, the Company will not, and will cause its subsidiaries not to, (i) redeem, repurchase or declare or pay any cash dividend or distribution on any of its capital stock; (ii) incur indebtedness or create liens, except for customary permitted indebtedness and permitted liens; or (iii) enter into any variable rate transaction.

Under the Purchase Agreement, the Company also issued the Warrant exercisable for five years to purchase 926,748 shares of Common Stock (the “Warrant Shares”) at a fixed exercise price of $10.81, which is 120% of the closing price of the Common Stock immediately before closing of the Series D Preferred Stock offering. The Company is not required to settle the Warrant in cash including upon occurrence of a contingent event. The Warrant is classified in Stockholders’ equity. An estimate of the fair value of the Warrant using the Black-Scholes model was $7.6 million at June 30, 2026.

Conversion of the Series D Preferred Stock and exercise of the Warrant are subject in the aggregate to a 19.99% exchange cap based on shares of Common Stock outstanding at closing, absent stockholder approval under Nasdaq Listing Rule 5635(d). Furthermore, conversion of the Series D Preferred Stock is limited to 4.99% beneficial ownership of the Company’s outstanding Common Stock (waivable by the holder on 65 days’ notice), in addition to the 19.99% exchange cap described above.

Common Stock

ATM Program

On October 16, 2025, the Company entered into the Sales Agreement with Wainwright to sell Shares of our Common Stock having an aggregate sales price of up to $9.6 million, from time to time, through the ATM Program under which Wainwright will act as sales agent. On December 11, 2025, the Company filed the Prospectus Supplement with the SEC to increase the capacity of the ATM Program by $40 million.

During the six months ended June 30, 2026, the Company has sold 1,693,968 shares of Common Stock under the Sales Agreement at an average price of approximately $4.43 per share, which has resulted in cash proceeds to the Company of $7.3 million, net of issuance costs.

Restricted Stock Units

During the six months ended June 30, 2026, vested and outstanding RSUs were settled into 337,562 shares of Common Stock of the Company.

Common Stock Warrants

The Company’s outstanding and exercisable stock warrants as of June 30, 2026, vested and unvested, are exercisable for 1,150,794 shares of Common Stock, with a weighted average remaining contractual life (in years) of 4.31 and a weighted average exercise price of $25.58. The vested stock warrants as of June 30, 2026 are 224,046 with a weighted average remaining contractual life (in years) of 1.43 and a weighted average exercise price of $86.69.

Equity plans

On April 9, 2024, the Board approved the 2024 Omnibus Equity Plan (the “2024 Plan”) which provides an initial 500,000 shares of Common Stock available for grant per the terms of the 2024 Plan and alignment with long-term stockholder value creation. The 2024 Plan also provides for annual automatic increases in the number of shares of Common Stock reserved for issuance under the Plan, subject to any lesser number set by the Board. The 2024 Plan was approved by the stockholders at the Company’s annual general meeting held on June 12, 2024. The 2024 Plan replaced and succeeded the Company’s 2018 Equity Incentive Plan and 2021 Equity Incentive Plan. The 2024 Plan provides that awards issued under the 2024 Plan, the 2018 Plan or the 2021 Plan that expire, lapse or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part, in any case in a manner that results in any share of Common Stock covered by such award being reacquired by the Company or otherwise not being issued, such share of Common Stock shall again be available for the grant of awards under the 2024 Plan. Further, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant to (1) satisfy the applicable exercise or purchase price of an award, and/or (2) satisfy any applicable tax withholding obligation, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the 2024 Plan.

As of June 30, 2026, the number of shares allocated and available under the 2024 Plan were 824,173 shares and 50,827 shares, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY (Cont.)

Common Stock (Cont.)

Adoption of Rights Agreement

On February 1, 2026, the Board of the Company authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on February 12, 2026. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $1.00 per share (the “Preferred Stock”), of the Company at an exercise price of $20.60 (the “Exercise Price”), subject to adjustment. The complete terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of February 2, 2026, between the Company and Computershare Trust Company, N.A. (“Computershare”), a federally chartered trust company, as rights agent (the “Rights Agent”).

The Board adopted the Rights Agreement to protect the interests of Company stockholders at the time. In general terms, subject to certain enumerated exceptions, it worked by imposing significant dilution upon any person or group that acquires beneficial ownership of 20% or more of the shares of Common Stock, or if a person or group with beneficial ownership of 20% or more at the time the adoption of the Rights Agreement was announced acquires any additional shares of Common Stock, without the prior approval of the Board. In general, any person would have been deemed to beneficially own any securities (a) as to which such person had any agreement, arrangement or understanding with another person for the purpose of acquiring, holding, voting or disposing of any shares of Common Stock or (b) that were the subject of a derivative transaction or constitute a derivative security. As a result, the overall effect of the Rights Agreement and the issuance of the Rights was to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that was not approved by the Board. However, neither the Rights Agreement nor the Rights would have interfered with any merger, tender or exchange offer or other business combination approved by the Board.

Termination of Rights Agreement

On June 5, 2026, the Company and Computershare executed Amendment No. 1 (the “Amendment”) to the Rights Agreement.

The Amendment accelerated the expiration date of the Rights Agreement to the earlier of June 8, 2026, and the Redemption Date (as defined in the Rights Agreement). At the time of the termination of the Rights Agreement, all of the Rights expired that were previously distributed to holders of the Company’s issued and outstanding common stock pursuant to the Rights Agreement. In deciding to accelerate the expiration date to June 8, 2026, the Company’s Board determined that an active Rights Agreement is no longer needed to protect stockholder value at this time.

 Stock-Based Compensation:

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2026 and 2025, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Service -based restricted stock awards	$677,043	$978,261	$1,103,405	$3,078,765
Total stock-based compensation	$677,043	$978,261	$1,103,405	$3,078,765

NOTE 9 – STOCKHOLDERS’ EQUITY (Cont.)

Stock-Based Compensation: (Cont.)

Performance-based awards

Performance-based awards generally vest over a three-year performance period upon the successful completion of specified market and performance conditions.

The Company granted 18,750 RSUs in October 2025 to certain employees that vest solely upon the occurrence of a Change in Control, as defined in the 2024 Plan. These awards are classified as equity awards with performance-based vesting conditions. The Company determined that a Change in Control occurred on April 6, 2026. The Company settled 15,000 RSUs and cash settled the remaining 3,750 RSUs.

The following table presents a summary of the Company’s performance-based restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,610	7.46
Issued	18,750	-
Exercised	(15,000)	-
Expired/forfeited	(3,750)	-
Outstanding as of June 30, 2026	1,610	6.96
Exercisable as of June 30, 2026	1,610	6.96

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period or as otherwise defined.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	709,890	0.40
Exercised	(371,039)	-
Expired/forfeited	(31,098)	-
Outstanding as of June 30, 2026	307,753	0.01
Exercisable as of June 30, 2026	307,753	0.01

As of June 30, 2026, there was no unrecognized compensation costs related to the service-based restricted stock awards.

Stock option awards

Stock option awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock option awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	70,000	$11.10	7.90	$-
Outstanding as of June 30, 2026	70,000	$11.10	7.40	$-
Exercisable as of June 30, 2026	70,000	$11.10	7.40	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

Joint Mining Agreement

In April 2026, the Company entered into a Joint Mining Agreement (the “Colocation Agreement”) with Big Digital Energy, LLC (now Six Thirty AI, LLC), an affiliate of the Endeavor Group (“Six Thirty AI”). Under the terms of the Colocation Agreement, Six Thirty AI will purchase and deliver approximately 25,000 s19xp mining computers, and the Company will provide Six Thirty AI with approximately 75MW of computing capacity at its facility in Midland, PA. The Parties will operate under a 50%/50% profit-sharing structure, pursuant to which Big Digital will receive all cash net proceeds from the mining operations. The cash revenue will be used for general corporate purposes and asset purchases to ensure the Company’s use of all available power across its facility locations. As its share of the profit-sharing structure, Six Thirty AI will receive monthly grants consisting of a combination of (i) shares of the Company’s Common Stock, where the number of shares will equal 20% of its share of the monthly cash net proceeds divided by 30-day volume weighted average price of the Company’s Common Stock on the grant date, and (ii) warrants to purchase the Company’s Common Stock, where the number of underlying shares will equal 80% of its share of the monthly cash net proceeds divided by $20. The prefunded warrants will be classified in Stockholders’ equity and will allow Six Thirty AI to purchase the Company’s Common Stock at an exercise price of $20 per share and will have a five-year term. Six Thirty AI is deemed an affiliate of the Company because it is owned and/or controlled by Joshua Kilgore, the Company’s Executive Chairman, Phillip Stanley, the Company’s CEO, and Cody Smith, the Company’s COO, who also serve as members of the Company’s Board. The Colocation Agreement had an immaterial impact on our result of operations for the three-month period ended June 30, 2026.

Revolving Line of Credit

As more fully set forth in Note 1, on May 28, 2026, the Company and Endeavor entered into the Revolver. Endeavor is wholly owned by Josh Kilgore.

Pursuant to the Revolver, each revolving loan bears interest at a fixed rate of 12% per annum, with principal and interest payable upon demand. The revolving line of credit is secured by assets of the Borrower listed in the Revolver.

The Revolver contains customary representations, warranties, covenants, events of default and security arrangements. Borrower is also subject to restrictions on incurring additional indebtedness and additional liens on the collateral. The Revolver provides for customary events of default, including, among others, failure to pay principal or interest, breach of representations and warranties, violation of covenants, bankruptcy or insolvency events. The Borrower may at any time, and without penalty, prepay outstanding amounts under the revolving loans, or if there are no outstanding amounts, terminate the Revolver. The outstanding balance including interest is $2.5 million as of June 30, 2026, all of which is classified as a current liability.

Series D Convertible Preferred Stock and Warrant

As more fully set forth in Note 1 and Note 9, on June 30, 2026, the Company entered into the Purchase Agreement with Six Thirty AI, pursuant to which the Company issued and sold to the Purchaser an aggregate of 16,700 shares of Series D Preferred Stock, at a purchase price of $900.00 per share, for gross proceeds to the Company of $15.03 million, before deducting placement agent fees and other offering expenses. The Series D Preferred Stock is convertible into shares of Common Stock, and such shares, when issued upon conversion, are referred to as the “Conversion Shares.” Under the Purchase Agreement, the Company also issued Six Thirty AI as purchaser a warrant (the “Warrant”) exercisable for five years to purchase the Purchase and Warrant Shares at an exercise price of $10.81, which is 120% of the closing price of the Common Stock immediately before closing, subject to adjustment upon the occurrence of any stock split, stock dividend, stock combination or similar transaction. The Purchaser is wholly owned by Joshua Kilgore, Phillip Stanley and Cody Smith.

The Series D Preferred Stock ranks senior to Common Stock, accrues cumulative dividends at 5% per annum (18% upon an uncured triggering event). Each holder of Series D Preferred Stock may convert all, or any part, of its shares of Series D Preferred Stock, at any time on or after August 30, 2026, into Conversion Shares at the Conversion Price. Conversion and exercise of the Warrant are subject in the aggregate to a 19.99% exchange cap on shares of Common Stock outstanding at closing, absent stockholder approval under Nasdaq Listing Rule 5635(d). The Company may redeem the Series D Preferred Stock at any time, in whole or in part, at a cash price equal to 105% of the aggregate Conversion Price for Conversion Shares that have been registered for resale and a higher aggregate Conversion Price for Conversion Shares that have not yet been registered for resale.

The Warrant is exercisable immediately, at an exercise price of $10.81 per share (120% of the closing price of the Common Stock immediately before closing), and expires June 30, 2031. Exercise is limited to 4.99% beneficial ownership of the Company’s outstanding Common Stock (waivable by the holder on 65 days’ notice), in addition to the 19.99% exchange cap described above.

NOTE 11 – SUBSEQUENT EVENTS

Litigation

For updates subsequent to June 30, 2026, regarding the Marshall Loan, W Capital Loan, Celsius Promissory Note and Celsius Colocation Agreement, Mewawalla Washington State Actions, and CleanSpark, see Note 8 – Commitments and Contingencies.

Hood County Site Acquisition

On July 14, 2026 and July 15, 2026, the Company entered into and closed on a series of definitive agreements with 10NetZero, Inc. (“10NZ”) as joint venture partners, including (i) the Operating Agreement of Texas Load House, LLC (the “Operating Agreement”), (ii) a Loan and Security Agreement between the joint venture partners (the “Loan and Security Agreement”), and (iii) a Side Agreement regarding the Interim Management of Texas Load House, LLC (the “Side Agreement,” and collectively with the other definitive agreements, the “Joint Venture Agreements”), to establish a joint venture for the acquisition, ownership, and development of certain real property located in Hood County, Texas (the “Hood County Site”). Subject to the terms of the Joint Venture Agreements, the Company initially owns a 50% membership interest in the joint venture and 10NZ initially owns the remaining 50% membership interest.

On July 15, 2026, the joint venture acquired 30 acres of the Hood County Site from Century Oaks Independence Farms, LLC (“Century Oaks”), for an aggregate purchase price of approximately $10 million in cash, with an option to purchase the remainder of the site for an additional $600,000. The Hood County Site consists of a 50-acre site containing over 30,000 square feet of existing structures which the joint venture intends to repurpose for datacenter use as well as an administrative office which will be utilized as the command center. The Hood County Site carries 17 MW of operational power and will be expandable up to 111 MW of grid power, subject to validation by the Electric Reliability Council of Texas. On-site are two 12-inch and one 20-inch natural-gas pipelines providing the option to add behind-the-meter generation, supporting a total buildout of up to 300 MW.

In connection with the acquisition of the Hood County Site, the Company also entered into the Loan and Security Agreement with 10NZ pursuant to which the Company agreed to provide $4.9 million of financing to 10NZ to fund a portion of 10NZ’s capital contribution required for the acquisition of the Hood County Site (the “JV Loan”). The JV Loan bears interest at the short term applicable federal rate in effect on the date the loan is funded, computed on an actual/360-day basis, with accrued interest payable in full at maturity together with principal, matures on October 13, 2026, and is otherwise subject to customary terms and conditions.

Under the terms of the Operating Agreement, 10NZ’s 50% ownership interest in the joint venture is transferable to the Company at a rate of 10% ownership interest per month, prorated daily, for each month past the maturity date that 10NZ fails to repay the entire JV Loan, so that 10NZ’s entire ownership interest shall have transferred in full to the Company if the JV Loan is not paid in full within five months of the maturity date.

Except for the limited protective approval rights expressly set forth in the Operating Agreement, according to the Side Agreement, the business, affairs, activities, policies and operations of the joint venture shall be managed exclusively by or under the direction of the Company, as the sole Manager of Texas Load House, LLC, until such time as 10NZ shall have paid the JV Loan in full, at which time 10NZ will assume the role of sole Manager of Texas Load House, LLC. Certain significant actions require the approval of both the Company and 10NZ as members.

Equity Plan

On July 20, 2026, the Company filed a Registration Statement on Form S-8 to register an additional 375,000 shares of the Company’s Common Stock issuable under the Plan. The registration of 250,000 additional shares under the Plan is pursuant to the provision in the Plan which provides for annual automatic increases in the number of shares of Common Stock reserved for issuance under the Plan and reflects the 1-for-20 reverse stock split effective November 20, 2025. In addition, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant that were (A) subject to forfeited awards, (B) delivered (either by actual delivery or attestation) to the Company by a participant to satisfy the applicable exercise or purchase price of an award, and/or to satisfy any applicable tax withholding obligation or (C) subject to awards denominated in shares, but paid or settled in cash, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the Plan. Therefore, an additional 125,000 shares of Common Stock were registered for such purposes.

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” and “Big Digital,” refer to Big Digital Energy, Inc., a Delaware corporation, Cosmos Infrastructure LLC, Luna Squares LLC, Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Ohio LLC, Mawson Hosting LLC, Mawson Mining LLC and Mawson Capital LLC.

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

The 2025 Form 10-K and subsequent Quarterly Reports on Form 10-Q identify important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, including those set forth under Item 1A. “Risk Factors” below.

The risk factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

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

Recent Developments

During the three months ended June 30, 2026, the Company established a revolving line of credit and issued Series D Preferred Stock and a related Warrant, which are discussed under “Liquidity and Capital Resources.”

GPU Pilot Program

Our graphics processing unit (“GPU”) pilot program that launched in October 2025 on a leading decentralized AI network continues to advance our strategy of expanding the Company’s AI infrastructure capabilities. The pilot remains operational and has performed in line with, and in several key operational areas above, our initial expectations.

Since its inception, the program has provided valuable operational and commercial insights across infrastructure performance, workload optimization, marketplace dynamics, and deployment methodologies. These results have strengthened our technical capabilities and validated key assumptions underlying the development of a scalable AI infrastructure platform. The pilot has also demonstrated consistent operational performance while allowing the Company to further refine its provisioning, pricing, and utilization strategies.

The Company continues to evaluate the pilot as part of its broader AI infrastructure initiative, with ongoing efforts focused on expanding certification coverage, optimizing deployment processes, and assessing additional opportunities for future GPU capacity. The operational data and experience gained through the program continue to support management’s confidence in the scalability of the platform and its potential to contribute to the Company’s long-term infrastructure strategy.

Joint Mining Agreement

On April 27, 2026, the Company entered into a Joint Mining Agreement (the “Six Thirty AI Colocation Agreement”) with Big Digital Energy, LLC (now Six Thirty AI, LLC), an affiliate of the Endeavor Group (“Six Thirty AI”). Under the terms of the Colocation Agreement, Six Thirty AI will purchase and deliver approximately 25,000 s19xp mining computers, and the Company will provide Six Thirty AI with approximately 75MW of computing capacity at its facility in Midland, PA. The Parties will operate under a 50%/50% profit-sharing structure, pursuant to which Big Digital will receive all cash net proceeds from the mining operations. The cash revenue will be used for general corporate purposes and asset purchases to ensure the Company’s use of all available power across its facility locations. As its share of the profit-sharing structure, Six Thirty AI will receive monthly grants consisting of a combination of (i) shares of Common Stock, where the number of shares will equal 20% of its share of the monthly cash net proceeds divided by 30-day volume weighted average price of the Common Stock on the grant date, and (ii) warrants to purchase Common Stock, where the number of underlying shares will equal 80% of its share of the monthly cash net proceeds divided by $20. The prefunded warrants will allow Six Thirty AI to purchase the Common Stock at an exercise price of $20 per share and will have a five-year term. Six Thirty AI is deemed an affiliate of the Company because it is owned and/or controlled by Joshua Kilgore, the Company’s Executive Chairman, Phillip Stanley, the Company’s CEO, and Cody Smith, the Company’s COO, who also serve as members of the Company’s Board of Directors.

Termination of Rights Plan

On June 5, 2026, Company and Computershare Trust Company, N.A., as Rights Agent, executed Amendment No. 1 (the “Amendment”) to the Rights Agreement dated as of February 2, 2026. The Amendment accelerated the expiration date of the Rights Agreement to the earlier of June 8, 2026, and the Redemption Date (as defined in the Rights Agreement). At the time of the termination of the Rights Agreement, all of the Rights expired that were previously distributed to holders of the Company’s issued and outstanding common stock pursuant to the Rights Agreement. In deciding to accelerate the expiration date to June 8, 2026, the Company’s Board of Directors determined that an active Rights Agreement is no longer needed to protect stockholder value at this time.

Nasdaq Listing Rules Compliance

On June 16, 2026, the Company received written notice from Nasdaq’s Listing Qualifications Hearings Department confirming that the Company had regained compliance with the Nasdaq Listing Rules. Nasdaq’s determination is subject to the Company maintaining stockholders’ equity of at least $5 million in each quarter for a twelve-month period, beginning with the quarter ending June 30, 2026, and promptly notifying Nasdaq of any significant events that could affect the Company’s compliance with that requirement. As previously disclosed, the Company was notified by Nasdaq that the Company was in violation of the minimum equity standard under Listing Rule 5550(b)(1), as of December 19, 2025, which requires $2.5 million in stockholders’ equity.

Hood County Site Acquisition

On July 14, 2026 and July 15, 2026, the Company entered into definitive agreements with 10NetZero, Inc. to form a 50/50 joint venture, and on July 15, 2026 the joint venture acquired 30 acres of a site in Hood County, Texas for approximately $10 million in cash, with an option to purchase the remainder of the site for an additional $600,000. In connection with the acquisition, the Company provided a $4.9 million loan to 10NetZero to fund a portion of its capital contribution required for the acquisition of the Hood County Site. The loan bears interest at the short-term applicable federal rate and matures on October 13, 2026; interest and principal are due at maturity. 10NetZero’s 50% ownership interest in the joint venture is transferable to the Company at a rate of 10% ownership interest per month, prorated daily, for each month past the maturity date that 10NZ fails to repay the entire loan, so that 10NetZero’s entire ownership interest shall have transferred in full to the Company if the loan is not paid in full within five months of the maturity date.

Results of Operations – Three months ended June 30, 2026 compared to the three months ended June 30, 2025

	For the three months ended June 30,
	2026	2025
Revenues:
Digital colocation revenue	$3,505,814	$3,660,298
Energy management revenue	2,613,936	5,130,712
Digital assets mining revenue	33,469	742,173
Total revenues	6,153,219	9,533,183
Less: Cost of revenues (excluding depreciation)	4,544,735	5,599,553
Gross Profit	1,608,484	3,933,630
Selling, general and administrative	6,027,299	5,925,308
Stock based compensation	677,043	978,261
Depreciation and amortization	1,097,390	1,466,119
Change in fair value of derivative asset	105,608	2,137,052
Total operating expenses	7,907,340	10,506,740
Loss from operations	(6,298,856)	(6,573,110)
Non-operating income (expense):
Loss on foreign currency transactions	(36,994)	(689,952)
Interest expense	(1,011,808)	(827,336)
Other income	8,933	60,646
Other expenses	(7,095)	(9,614)
Total non-operating expense, net	(1,046,964)	(1,466,256)
Loss before income taxes	(7,345,820)	(8,039,366)
Income tax benefit (expense)	(29,920)	17,933
Net Loss	$(7,375,740)	$(8,021,433)

Revenues

Digital colocation revenues for the three months ended June 30, 2026 and 2025, were $3.5 million and $3.7 million, respectively. This represented a 4% decrease or a decrease of $0.2 million, compared to the same period in 2025. Digital colocation revenues for the three months ended June 30, 2026 include profit share revenues earned from our new joint mining agreement with Six Thirty AI which partially offset decreases in revenue due to reductions in both the number of customers and the average contract size as compared to the 2025 period.

Energy management revenues for the three months ended June 30, 2026 and 2025, were $2.6 million and $5.1 million, respectively. This represented a 49% decrease or a decrease of $2.5 million, compared to the same period in 2025. The decrease was primarily attributable to changes to miner specification requirements for curtailment program participation beginning in 2026, in which the Company’s mining fleet did not achieve the target life expectancy. The Company also realized lower curtailment earnings due to fewer customers and reductions in the average size of customer contracts. These decreases were partially offset by higher payments received for the sale of excess energy capacity.

Digital assets mining revenues from self-mining of Bitcoin for the three months ended June 30, 2026 and 2025, were $0.03 million and $0.7 million, respectively. The decline was driven by the reallocation of our self-mining fleet capacity at our facilities in Midland and Bellefonte to customer fleets from our new joint mining agreement.

Cost of revenues

Our cost of revenues consists primarily of direct power costs related to colocation services.

Cost of revenues for the three months ended June 30, 2026 and 2025, were $4.5 million and $5.6 million, respectively. This decrease of $1.1 million, or 19%, in cost of revenues compared to the same period in 2025 was attributable to lower energy consumption from reduced digital colocation services and digital asset mining from self-mining, partially offset by higher average energy prices during the 2026 period.

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

Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 were $6.0 million and $5.9 million, respectively, an increase of $0.1 million, or 2%, from period to period. The increase was primarily due to higher insurance expenses, partially offset by lower bonus-related expenses.

Stock-based compensation

Stock-based compensation expenses for the three months ended June 30, 2026 and 2025 were $0.7 million and $1.0 million, respectively. The decrease was primarily due to a reduction in new award issuances and the completion of service-based vesting conditions from awards issued over the prior two years. Stock-based compensation expense for the three months ended June 30, 2026 includes the acceleration of expense from outstanding service-based awards due to the April 6, 2026 change in the Company’s Board of Directors.

Depreciation and amortization

Depreciation consists primarily of depreciation of energy equipment, transformers and MDC equipment.

Depreciation and amortization for the three months ended June 30, 2026 and 2025, were $1.1 million and $1.5 million, respectively. The lower depreciation and amortization expense is due to an increase in the amount of fully depreciated equipment compared to prior periods.

Change in fair value of derivative asset

During the three months ended June 30, 2026 and 2025, there was a loss on the fair value of the derivative asset of $0.1 million and $2.1 million, respectively. The change in fair value is primarily due to decreasing volatility in fair value due to the shorter remaining term of the power supply agreement.

Non-operating income (expense)

Non-operating income (expense) consists primarily of interest expenses, gain (loss) on foreign currency transactions, and other income and expenses.

Interest expenses for the three months ended June 30, 2026 and 2025, were $1.0 million and $0.8 million, respectively. The higher amount of interest expense recognized in 2026 compared to 2025 is due to interest accreting to the total outstanding debt.

During the three months ended June 30, 2026, loss on foreign currency transactions was $0.04 million. During the three months ended June 30, 2025, loss on foreign currency transactions was $0.7 million. The difference is due to the impact of changes in the US Dollar and Australian Dollar exchange rate on intercompany transactions.

Income tax benefit (expense)

The Company recorded income tax expense of $30,000 and an income tax benefit of $18,000 for the three months ended June 30, 2026 and 2025, respectively. The income tax expense for the three months ended June 30, 2026 versus the income tax benefit for the three months ended June 30, 2025 relates mainly to differences in estimated interest and penalty accruals included in the current income tax payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances that impact the Company’s deferred tax expense.

Results of Operations – Six months ended June 30, 2026 compared to the six months ended June 30, 2025

	For the six months ended June 30,
	2026	2025
Revenues:
Digital colocation revenue	$7,016,843	$14,089,171
Energy management revenue	3,803,790	8,195,587
Digital assets mining revenue	152,889	1,062,798
Total revenues	10,973,522	23,347,556
Less: Cost of revenues (excluding depreciation)	8,358,544	13,489,996
Gross Profit	2,614,978	9,857,560
Selling, general and administrative	13,645,437	11,703,716
Stock based compensation	1,103,405	3,078,765
Depreciation and amortization	2,291,654	2,994,032
Change in fair value of derivative asset	24,580	(1,922,521)
Total operating expenses	17,065,076	15,853,992
Loss from operations	(14,450,098)	(5,996,432)
Non-operating income (expense):
Loss on foreign currency transactions	(401,425)	(777,290)
Gain on legal settlements	10,157,593	-
Interest expense	(1,967,906)	(1,612,201)
Other income	65,381	164,758
Other expenses	(7,095)	(18,955)
Total non-operating income (expense), net	7,846,548	(2,243,688)
Loss before income taxes	(6,603,550)	(8,240,120)
Income tax expense	(162,387)	(92,176)
Net Loss	$(6,765,937)	$(8,332,296)

Revenues

Digital colocation revenues for the six months ended June 30, 2026 and 2025, were $7.0 million and $14.1 million, respectively. This represented a 50% decrease or a decrease of $7.1 million, compared to the same period in 2025. The decrease in revenue was primarily attributable to a reduction in both the number of customers and the average contract size as compared to the 2025 period. One customer, Consensus Technology Group LLC, accounted for $7.0 million of the decrease. Digital colocation revenues for the six months ended June 30, 2026 include profit share revenues from our new joint mining agreement with Six Thirty AI.

Energy management revenues for the six months ended June 30, 2026 and 2025, were $3.8 million and $8.2 million, respectively. This represented a 54% decrease or a decrease of $4.4 million, compared to the same period in 2025. The decrease was primarily attributable to changes to miner specification requirements for curtailment program participation beginning in 2026, in which the Company’s mining fleet did not achieve the target life expectancy. The Company also realized lower curtailment earnings due to fewer customers and reductions in the average size of customer contracts. These decreases were partially offset by higher payments received for the sale of excess energy capacity.

Digital assets mining revenues from self-mining of Bitcoin for the six months ended June 30, 2026 and 2025, were $0.2 million and $1.1 million, respectively. This represented an 86% decrease or a decrease of $0.9 million compared to the same period in 2025. The decline was primarily driven by industry-wide conditions, including higher overall energy costs and an increase in global network difficulty, both of which contributed to lower Bitcoin production from self-mining activities. The decline was also driven by the reallocation of our self-mining fleet capacity at our facilities in Midland and Bellefonte to customer fleets from our new joint mining agreement.

Cost of revenues

Our cost of revenues consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenues for the six months ended June 30, 2026 and 2025, were $8.4 million and $13.5 million, respectively. This decrease of $5.1 million, or 38%, in cost of revenues compared to the same period in 2025 was attributable to lower energy consumption from reduced digital colocation services and digital asset mining from self-mining, partially offset by higher average energy prices during the 2026 period.

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

Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 were $13.6 million and $11.7 million, respectively, an increase of $1.9 million, or 17%, from period to period. The increase was primarily due to higher insurance, legal and professional fees, partially offset by lower bonus-related expenses.

Stock-based compensation

Stock-based compensation expenses for the six months ended June 30, 2026 and 2025 were $1.1 million and $3.1 million, respectively. The decrease was primarily due to a reduction in new award issuances and the completion of service-based vesting conditions from awards issued over the prior two years. Stock-based compensation expense for the six months ended June 30, 2026 includes the acceleration of expense from outstanding service-based awards due to the April 6, 2026 change in the Company’s Board of Directors.

Depreciation and amortization

Depreciation consists primarily of depreciation of energy equipment, transformers and modular data center (“MDC”) equipment.

Depreciation and amortization for the six months ended June 30, 2026 and 2025, were $2.3 million and $3.0 million, respectively. The lower depreciation and amortization expense is due to an increase in the amount of fully depreciated equipment compared to prior periods.

Change in fair value of derivative asset

During the six months ended June 30, 2026, and 2025, there was a loss on the fair value of the derivative asset of $0.02 million and a gain on the fair value of the derivative asset of $1.9 million, respectively. The change in fair value is primarily due to decreasing volatility in fair value due to the shorter remaining term of the power supply agreements.

Non-operating income (expense)

Non-operating income (expense) consists primarily of interest expenses, gain (loss) on foreign currency transactions, gain on legal settlements, and other income and expenses.

Interest expenses for the six months ended June 30, 2026 and 2025, were $2.0 million and $1.6 million, respectively. The higher amount of interest expense recognized in 2026 compared to 2025 is due to interest accreting to the total outstanding debt.

During the six months ended June 30, 2026, loss on foreign currency transactions was $0.4 million. During the six months ended June 30, 2025, loss on foreign currency transactions was $0.8 million. The difference is due to the impact of changes in the US Dollar and Australian Dollar exchange rate on intercompany transactions.

During the six months ended June 30, 2026, we reached a confidential settlement with Ionic Digital Mining LLC (“Ionic”) to resolve all claims Ionic brought against us and two of our subsidiaries related to the Celsius Colocation Agreement. In addition, the Company entered a separate, unrelated settlement to resolve a customer dispute over a hosting arrangement. These two settlements resulted in the Company recognizing gains on legal settlements of $10.2 million.

Income tax expense

The Company recorded income tax expense of $162 thousand and $92 thousand for the six months ended June 30, 2026 and 2025, respectively. The difference in the income tax expense for the six months ended June 30, 2026 versus the six months ended June 30, 2025 relates mainly to differences in estimated interest and penalty accruals included in the current payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances that impact the Company’s deferred tax expense.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the six months ended June 30, 2026, we financed our operations primarily through cash from operations, proceeds from our ATM Program, the Revolver, as defined below, and other cash reserves.

ATM Program

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

During the six months ended June 30, 2026, the Company has sold 1,693,968 shares of Common Stock under the Sales Agreement at an average price of approximately $4.43 per share, which has resulted in cash proceeds to the Company of $7.3 million, net of issuance costs.

Revolving Line of Credit

On May 28, 2026, the Company and Endeavor Blockchain, LLC, an Arkansas limited liability company (“Endeavor” and the “Noteholder”), entered into a promissory note providing for a revolving line of credit, with the aggregate principal sum of all revolving loans advanced from time to time by the Noteholder to the Company not to exceed forty million dollars ($40,000,000) (the “Revolver”). Endeavor is wholly owned by Josh Kilgore, the Company’s Executive Chairman.

Pursuant to the Revolver, each revolving loan bears interest at a fixed rate of 12% per annum, with principal and interest payable upon demand. The revolving line of credit is secured by assets of the Company listed in the Revolver.

The Revolver contains customary representations, warranties, covenants, events of default and security arrangements. The Company is also subject to restrictions on incurring additional indebtedness and additional liens on the collateral. The Revolver provides for customary events of default, including, among others, failure to pay principal or interest, breach of representations and warranties, violation of covenants, bankruptcy or insolvency events. As of June 30, 2026, the Company was in compliance with covenants under the Revolver.

The Company may at any time, and without penalty, prepay outstanding amounts under the revolving loans, or if there are no outstanding amounts, terminate the Revolver. The outstanding balance including interest is $2.5 million as of June 30, 2026, all of which is classified as a current liability.

Joint Mining Agreement

On April 27, 2026, the Company entered into the Six Thirty AI Colocation Agreement, which is described under “Recent Developments” of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The total amount of cash the Company will receive from the Six Thirty AI Colocation Agreement will be largely dependent on the economics of mining during the term of the Agreement. The Agreement has a twelve-month term and may be terminated upon 30 days’ notice, subject to its conditional terms.

Series D Convertible Preferred Stock and Warrant

On June 30, 2026, the Company entered into a Securities Purchase Agreement, pursuant to which it issued and sold 16,700 shares of newly designated Series D Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share, at a purchase price of $900.00 per share, for net proceeds of $14.0 million, to Six Thirty AI, LLC. See Note 9, Stockholders’ Equity, for additional information on the terms of the Series D Convertible Preferred Stock and a related warrant.

While this financing strengthened our capital position, it includes covenants that, subject to customary exceptions, limit our ability to pay dividends or repurchase shares, take on new debt or create new liens, and enter into variable-rate financing. These restrictions may limit our flexibility to raise capital or refinance certain obligations in the near term. We plan to manage liquidity within the permitted baskets, seek consents if needed, and may prioritize equity or fixed-rate structures to remain compliant.

Hood County Site Acquisition

On July 14, 2026 and July 15, 2026, the Company entered into and closed on a series of definitive agreements with 10NetZero, Inc. (“10NZ”) as joint venture partners, including (i) the Operating Agreement of Texas Load House, LLC (the “Operating Agreement”), (ii) a Loan and Security Agreement between the joint venture partners (the “Loan and Security Agreement”), and (iii) a Side Agreement regarding the Interim Management of Texas Load House, LLC (the “Side Agreement,” and collectively with the other definitive agreements, the “Joint Venture Agreements”), to establish a joint venture for the acquisition, ownership, and development of certain real property located in Hood County, Texas (the “Hood County Site”). Subject to the terms of the Joint Venture Agreements, the Company initially owns a 50% membership interest in the joint venture and 10NZ initially owns the remaining 50% membership interest.

On July 15, 2026, the joint venture acquired 30 acres of the Hood County Site from Century Oaks Independence Farms, LLC (“Century Oaks”), for an aggregate purchase price of approximately $10 million in cash, with an option to purchase the remainder of the site for an additional $600,000. The Hood County Site consists of a 50-acre site containing over 30,000 square feet of existing structures which the joint venture intends to repurpose for datacenter use as well as an administrative office which will be utilized as the command center. The Hood County Site carries 17 MW of operational power and will be expandable up to 111 MW of grid power, subject to validation by the Electric Reliability Council of Texas. On-site are two 12-inch and one 20-inch natural-gas pipelines providing the option to add behind-the-meter generation, supporting a total buildout of up to 300 MW.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to use, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities is expected to be adequate to fund our operations over the next twelve months. For our business growth, it is expected we may continue to invest in expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of June 30, 2026, we had an aggregate of $30.1 million of debt, $27.5 million of which is overdue for repayment unless we refinance, renegotiate the terms, or prevail in our disputes and/or related claims and/or counterclaims.

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

Working Capital and Cash Flows

As of June 30, 2026 and December 31, 2025, we had a cash and cash equivalent balance of $16.3 million and $13.3 million, respectively. As of June 30, 2026 and December 31, 2025, the trade receivables balance was $9.4 million and $9.6 million, respectively. As of June 30, 2026, we had $30.1 million of outstanding short-term loans, and as of December 31, 2025, we had $25.2 million of short-term loans. The short-term loans as of June 30, 2026, relate to the Celsius Promissory Note, W Capital Loan, Secured Convertible Promissory Notes and Marshall Loan (each of which is currently in default) and the revolving line of credit extended by Endeavor. Refer to “Material Cash Requirements” below for more information. As of June 30, 2026 and December 31, 2025, we had negative working capital of $13.7 million and $31.3 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(20,455,174)	$(2,588,984)
Net cash used in investing activities	$(53,925)	$(54,633)
Net cash provided by (used in) financing activities	$23,528,116	$(206,588)

For the six months ended June 30, 2026, net cash used in operating activities was $20.5 million. We had a net loss of $6.8 million for the six months ended June 30, 2026, which included $10.2 million of gain on legal settlements, $0.1 million gain on other income, $1.1 million non-cash stock-based compensation, $2.3 million of depreciation and amortization expense and $2.0 million of interest expense. Net cash used in operating activities was also impacted by cash payments to settle outstanding income tax liabilities, totaling $0.7 million. For the six months ended June 30, 2025, net cash used in operating activities was $2.6 million. We had a net loss of $8.3 million for the six months ended June 30, 2025, which included $1.9 million of gain on derivative asset, $3.1 million of stock based compensation, $3.0 million of depreciation and amortization expense, $1.0 million of provision for doubtful accounts and $1.6 million of non-cash interest expense.

For the six months ended June 30, 2026 and June 30, 2025, net cash used in investing activities was $0.05 million. The net cash used in investing activities during the six months ended June 30, 2026 and June 30,2025, was primarily attributable to capital expenditures and the purchase of equipment.

For the six months ended June 30, 2026, net cash provided by financing activities was $23.5 million and for the six months ended June 30, 2025, net cash used was $0.2 million. The cash provided by financing activities during the six months ended June 30, 2026, was primarily attributable to cash proceeds of $7.2 million from the issuance of our Common Stock under the ATM Program, $14.0 million from the issuance of our Series D Convertible Stock and $2.5 million from the revolving line of credit.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Note 8 – Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 and a general security agreement given by the Company. Principal repayments began during November 2022. There has been no principal and interest payments made since May 2023. The outstanding balance including interest is $14.1 million as of June 30, 2026, all of which is currently classified as a current liability.

The Company is included as a guarantor of the W Capital Loan. As of June 30, 2026, the balance was AUD $2.8 million (USD $1.9 million) representing outstanding interest, all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800bps). The W Capital Loan expired in March 2023.

On February 23, 2022, Luna Squares entered into the Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued the Celsius Promissory Note for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance including interest is $11.3 million as of June 30, 2026, all of which is currently classified as a current liability.

On July 8, 2022, the Company issued the Secured Convertible Promissory Notes in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million had been classified as a current liability. The Secured Convertible Promissory Notes matured in July 2023. Interest has been accrued from July 2023 onwards and therefore the outstanding balance is $0.2 million as of June 30, 2026, all of which is classified as a current liability. During 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

On May 28, 2026, the Company and Endeavor entered into Promissory Note. The outstanding balance including interest is $2.5 million as of June 30, 2026, all of which is classified as a current liability

Financial condition

As of June 30, 2026, and December 31, 2025, we had current liabilities of $46.5 million and $58.8 million, respectively. As of June 30, 2026, and December 31, 2025, we had net assets of $12.4 million and negative net assets $3.1 million, respectively. As of June 30, 2026, we had an accumulated deficit of $259.2 million compared to $252.5 million as of December 31, 2025. Our cash position as of June 30, 2026, was $16.3 million in comparison to $13.3 million as of December 31, 2025.

For the six months ended June 30, 2026 and 2025, the Company generated net loss of $6.8 million and $8.3 million, respectively.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation of non-GAAP Adjusted EBITDA:
Net loss:	$(7,375,740)	$(8,021,433)	$(6,765,937)	$(8,332,296)
Depreciation and amortization	1,097,390	1,466,119	2,291,654	2,994,032
Stock based compensation	677,043	978,261	1,103,405	3,078,765
Losses on foreign currency transactions	36,994	689,952	401,425	777,290
Other non-operating income	(8,933)	(60,646)	(65,381)	(164,758)
Interest expense	1,011,808	827,336	1,967,906	1,612,201
Other non-operating expenses	7,095	9,614	7,095	18,955
Change in fair value of derivative asset	105,608	2,137,052	24,580	(1,922,521)
Income tax (benefit) expense	29,920	(17,933)	162,387	92,176
Provision for doubtful accounts	-	-	-	977,755
Gain on legal settlements	-	-	(10,157,593)	-
Adjusted EBITDA (non-GAAP)	$(4,418,815)	$(1,991,678)	$(11,030,459)	$(868,401)

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company and its subsidiaries may be involved in certain litigation related to its businesses. For example, the Company and its subsidiaries receive letters of demand for payment or other correspondence from time to time which could lead to legal proceedings.

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

On April 17, 2026, we received written notice from Nasdaq that, based on our reported stockholders’ equity as of December 31, 2025, we no longer satisfied Nasdaq Listing Rule 5550(b), and the Staff issued a delisting determination. On May 1, 2026, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to present its plan to evidence compliance with the rule. On May 21, 2026, the Company attended the hearing before the Panel. On June 16, 2026, the Company received written notice from the Listing Qualifications Hearings Department of Nasdaq confirming that the Company had regained compliance with the Nasdaq Listing Rules. Nasdaq’s determination is subject to the Company maintaining stockholders’ equity of at least $5 million in each quarter for a twelve-month period, beginning with the quarter ending June 30, 2026, and promptly notifying Nasdaq of any significant events that could affect the Company’s compliance with that requirement.

If we fail to comply with the continued listing standards of The Nasdaq Capital Market, we may be delisted and the price of our Common Stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Features of our Series D Preferred Stock and related warrant, together with our resale registration obligations and Nasdaq limits, could result in substantial equity dilution, depress our stock price, and constrain our strategic flexibility.

The Series D Preferred Stock converts into Common Stock at a variable price equal to 95% of the lowest daily volume-weighted average price over the five consecutive trading days preceding conversion, subject to a $1.80 floor, and dividends accrue at 5% per annum (rising to 18% upon certain Triggering Events defined in the Certificate of Designations) and may be paid in kind, which can increase the number of shares outstanding over time. While the Certificate of Designations includes a 4.99% beneficial-ownership cap and a monthly conversion limit tied to trading volume or a stated-value cap, those limits do not eliminate the risk of meaningful dilution or downward pressure from resales.

So long as the Series D Preferred Stock is outstanding, negative covenants restrict certain actions, including paying cash dividends on capital stock, incurring indebtedness and entering into variable-rate transactions, which may limit our financing and strategic flexibility. We are obligated to file and maintain a resale registration statement for the Conversion Shares and Warrant Shares, reserve sufficient authorized Common Stock (and, if needed, seek to increase our authorized shares), and seek stockholder approval by our next annual meeting (no later than November 14, 2026) to permit issuances otherwise restricted by Nasdaq rules.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s issuance on June 30, 2026, of 16,700 shares of Series D Convertible Preferred Stock and a warrant exercisable for five years to purchase 926,748 shares of Common Stock at an exercise price of $10.81 per share was previously provided in the Current Report on Form 8-K filed by the Company on July 6, 2026.

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20.0 million to Luna Squares through the Celsius Promissory Note, which had a maturity date of August 23, 2023, and a total outstanding balance as of June 30, 2026, of $11.3 million. Luna Squares has not repaid the loan as required on the maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred the benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares that default interest is payable. On November 23, 2023, Celsius filed an arbitration proceeding against Mawson, its subsidiaries Luna Squares and Cosmos, asserting various claims related to the alleged breach of the Celsius Colocation Agreement. The Company is pursuing counter claims against Celsius. See Note 8 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Marshall Loan matured in February 2024 and the total outstanding balance was $14.1 million as of June 30, 2026. MIG No. 1, an Australian entity, has not made a payment on principal and interest since May 2023, despite such payments falling due, and is therefore alleged by Marshall to be in default under the Marshall Loan. MIG No. 1 is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, MIG No.1 was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date.

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

The Company is the guarantor of the W Capital Loan. As of June 30, 2026, AUD $2.8 million (USD $1.9 million) has been drawn down from this facility. The W Capital Loan expired in March 2023 and the Company did not extend the maturity date and has not repaid the loan amount. The Company is therefore considered by W Capital to be in default. This W Capital Loan was originally with Mawson SPL, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note (the “Convertible Note”) with W Capital Advisors Pty Ltd with an outstanding balance of $0.2 million as of June 30, 2026. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the Convertible Note.

For more information on the above matters, refer to Note 8 - Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 8 is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Incorporation filed February 10, 2012	8-K	000-52545	3.1	4/5/2012
3.2	Certificate of Amendment to Certificate of Incorporation filed July 18, 2013	8-K	000-52545	3.1	7/18/2013
3.3	Certificate of Amendment to Certificate of Incorporation filed November 15, 2017	8-K	000-52545	3.3	11/21/2017
3.4	Certificate of Amendment to Certificate of Incorporation filed March 1, 2018	8-K	000-52545	3.1	3/5/2018
3.5	Certificate of Amendment to Certificate of Incorporation filed March 17, 2021	8-K	000-52545	3.1	3/23/2021
3.6	Certificate of Amendment to Certificate of Incorporation filed June 9, 2021	8-K	000-52545	3.1	6/14/2021
3.7	Certificate of Amendment to Certificate of Incorporation filed August 11, 2021	8-K	000-52545	3.1	8/16/2021
3.8	Certificate of Amendment to Certificate of Incorporation filed February 6, 2023	8-K	001-40849	3.1	2/9/2023
3.9	Certificate of Amendment to Certificate of Incorporation filed November 19, 2025	8-K	001-40849	3.1	11/21/2025
3.10	Certificate of Amendment to Certificate of Incorporation filed April 20, 2026	8-K	001-40849	3.1	4/23/2026
3.11	Certificate of Amendment to Certificate of Incorporation filed June 8, 2026				X
3.12	Certificate of Designations of Series D Convertible Preferred Stock.				X
3.13	Bylaws	8-K	000-52545	3.1	5/10/2013
4.1	Rights Agreement, dated as of February 2, 2026, by and between Big Digital Energy, Inc. and Computershare Trust Company, N.A., as Rights Agent				X
4.2	Amendment No. 1 to the Rights Agreement, dated June 5, 2026, by and between Big Digital Energy, Inc. and Computershare Trust Company, N.A., as Rights Agent.				X
4.3	Warrant, dated June 30, 2026, issued to YA II PN, LTD, by Big Digital Energy, Inc.				X
10.1	Revolving Line of Credit Promissory Note dated May 28, 2026, issued by Big Digital Energy, Inc. to Endeavor Blockchain, LLC.				X
10.2	Securities Purchase Agreement, dated June 30, 2026, by and between Big Digital Energy, Inc. and Six Thirty AI, LLC.				X
10.3	Letter Agreement, dated June 30, 2026, by and among Big Digital Energy, Inc., Six Thirty AI, LLC and YA II PN, LTD.				X
10.4	Registration Rights Agreement, dated June 30, 2026, by and between Big Digital Energy, Inc. and Six Thirty AI, LLC.				X

10.5	Joint Mining Agreement, dated April 27, 2026, by and between Big Digital Energy, Inc. and Six Thirty AI, LLC	X
10.6	Operating Agreement of Texas Load House, LLC, dated May 28, 2026	X
10.7	Loan and Security Agreement, dated July 14, 2026, by and among Big Digital Energy, Inc., 10NetZero, Inc. and Texas Load House, LLC	X
10.8	Side Agreement, dated July 14, 2026, by and among Big Digital Energy, Inc., 10NetZero, Inc. and Texas Load House, LLC	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350		X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350		X
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Digital Energy, Inc.

Date: August 14, 2026	By:	/s/ Phillip Stanley
Phillip Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ William Regan
William Regan
Chief Financial Officer
(Principal Financial and Accounting Officer)