Form 10-Q
period 2026-09-30
Big Digital Energy, Inc.
filed 2026-11-13
CIK 1218683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Registrant’s email address: Corpsecretary@bigdigital.energy

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

As of November 4, 2026, the issuer had a total of 6,419,242 shares of common stock, par value $0.001 per share, outstanding.

BIG DIGITAL ENERGY, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,078,601	$13,271,256
Prepaid expenses	6,666,737	3,677,000
Cryptocurrencies	1,738,320	903,784
Trade and other receivables, net	7,238,202	9,642,423
Total current assets	18,721,860	27,494,463
Property, plant and equipment, net	30,062,379	22,580,313
Derivative asset	2,095,569	3,475,110
Security deposits	624,000	651,763
Operating lease right-of-use asset, net	2,165,988	3,240,017
Total assets	$53,669,796	$57,441,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade and other payables	$14,347,577	$32,077,138
Current portion of operating lease liability	1,614,024	1,402,826
Current portion of finance lease liability	1,904	176,707
Current portion of long-term loans	28,769,669	25,184,363
Total current liabilities	44,733,174	58,841,034

Operating lease liability, net of current portion	443,755	1,718,423
Total liabilities	45,176,929	60,559,457

Commitments and Contingencies

Stockholders’ equity (deficit):

Series D Convertible Preferred Stock, par value $0.001 per share, 100,000 shares authorized, 15,000 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	15	-
Common stock, $0.001 par value per share; 90,000,000 shares authorized, 6,419,242 and 3,617,221 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6,420	3,617
Additional paid-in capital	273,887,584	248,967,877
Accumulated other comprehensive income	389,143	365,450
Accumulated deficit	(265,890,295)	(252,454,735)
Total Big Digital Energy, Inc. stockholders’ equity (deficit)	8,392,867	(3,117,791)
Non-controlling interest	100,000	-
Total stockholders’ equity (deficit)	8,492,867	(3,117,791)
Total liabilities and stockholders’ equity (deficit)	$53,669,796	$57,441,666

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Digital colocation revenue	$2,444,231	$7,161,452	$9,461,074	$21,250,623
Energy management revenue	6,055,160	5,426,302	9,858,950	13,621,889
Digital assets mining revenue	158,518	586,952	311,407	1,649,750
Total revenues	8,657,909	13,174,706	19,631,431	36,522,262
Less: Cost of revenues (excluding depreciation)	4,189,607	4,611,408	12,548,151	18,101,404
Gross Profit	4,468,302	8,563,298	7,083,280	18,420,858
Selling, general and administrative	7,856,443	5,838,711	21,501,880	17,542,427
Stock-based compensation	-	(1,400,190)	1,103,405	1,678,575
Depreciation and amortization	1,001,838	1,344,767	3,293,492	4,338,799
Change in fair value of derivative asset and cryptocurrencies	1,151,001	1,201,299	1,175,581	(721,222)
Total operating expenses	10,009,282	6,984,587	27,074,358	22,838,579
Income (loss) from operations	(5,540,980)	1,578,711	(19,991,078)	(4,417,721)
Non-operating income (expense):
Loss on foreign currency transactions	(189,575)	(337,919)	(591,000)	(1,115,209)
Gain on legal settlements	332,421	-	10,490,014	-
Interest expense	(1,098,616)	(868,082)	(3,066,522)	(2,480,283)
Other income	49,876	58,555	115,257	223,313
Other expenses	-	(9,798)	(7,095)	(28,753)
Total non-operating income (expense), net	(905,894)	(1,157,244)	6,940,654	(3,400,932)
Income (loss) before income taxes	(6,446,874)	421,467	(13,050,424)	(7,818,653)
Income tax expense	(15,756)	(93,808)	(178,143)	(185,984)
Net income (loss)	$(6,462,630)	$327,659	$(13,228,567)	$(8,004,637)
Preferred stock dividends paid and accrued	$(206,993)	$-	$(206,993)	$-
Net income (loss) available to common stockholders	$(6,669,623)	$327,659	$(13,435,560)	$(8,004,637)
Net income (loss) per share, basic	$(1.16)	$0.31	$(2.49)	$(8.02)
Net income (loss) per share, diluted	$(1.16)	$0.28	$(2.49)	$(8.02)
Weighted average number of shares outstanding – basic	5,733,864	1,043,156	5,390,083	998,501
Weighted average number of shares outstanding – diluted	5,733,864	1,180,147	5,390,083	998,501

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(6,462,630)	$327,659	$(13,228,567)	$(8,004,637)
Other comprehensive income:
Foreign currency translation adjustment	7,016	8,895	23,693	161,361
Comprehensive income (loss)	$(6,455,614)	$336,554	$(13,204,874)	$(7,843,276)

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended September 30, 2026

	Common Stock (#)	Common Stock ($)	Series D Convertible Preferred Stock (#)	Series D Convertible Preferred Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Big Digital Energy, Inc. Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance as of June 30, 2026	5,648,751	$5,649	16,700	$17	$271,277,557	$382,127	$(259,220,672)	$12,444,678	$-	$12,444,678
Exercise of RSUs and stock options	15,588	16	-	-	(16)	-	-	-	-	-
Conversion of Series D Convertible Preferred Stock to common stock	308,779	309	(1,700)	(2)	19,186	-	(19,493)	-	-	-
Issuance of common stock, net of issuance costs	3,225	3	-	-	22,484	-	-	22,487	-	22,487
Dividend accrued on Series D Convertible Preferred Stock	-	-	-	-	-	-	(187,500)	(187,500)	-	(187,500)
Conversion of the Revolving line of credit to shares of common stock	442,899	443	-	-	2,568,373	-	-	2,568,816	-	2,568,816
Net loss	-	-	-	-	-	-	(6,462,630)	(6,462,630)	-	(6,462,630)
Other comprehensive income	-	-	-	-	-	7,016	-	7,016	-	7,016
Non controlling interest contribution	-	-	-	-	-	-	-	-	100,000	100,000
Balance as of September 30, 2026	6,419,242	$6,420	15,000	$15	$273,887,584	$389,143	$(265,890,295)	$8,392,867	$100,000	$8,492,867

For the Three Months Ended September 30, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of June 30, 2025	1,041,616	$1,042	$228,438,427	$351,091	$(237,130,462)	$(8,339,902)
Exercising of RSUs and stock options	4,236	4	(4)	-	-	-
Stock-based compensation expense for RSUs and stock options	-	-	(1,400,190)	-	-	(1,400,190)
Net income	-	-	-	-	327,659	327,659
Other comprehensive income	-	-	-	8,895	-	8,895
Balance as of September 30, 2025	1,045,852	$1,046	$227,038,233	$359,986	$(236,802,803)	$(9,403,538)

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended September 30, 2026

	Common Stock (#)	Common Stock ($)	Series D Convertible Preferred Stock (#)	Series D Convertible Preferred Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Big Digital Energy, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity (Deficit)
Balance as of December 31, 2025	3,617,221	$3,617	-	$-	$248,967,877	$365,450	$(252,454,735)	$(3,117,791)	-	$(3,117,791)
Exercise of RSUs and stock options	353,150	354	-	-	(354)	-	-	-	-	-
Conversion of Series D Convertible Preferred Stock to common stock	308,779	309	(1,700)	(2)	19,186	-	(19,493)	-	-	-
Stock-based compensation expense for RSUs and stock options	-	-	-	-	1,103,405	-	-	1,103,405	-	1,103,405
Issuance of common stock, net of issuance costs	1,697,193	1,697	-	-	7,291,170	-	-	7,292,867	-	7,292,867
Equity award conversions, settled in cash	-	-	-	-	(90,256)	-	-	(90,256)	-	(90,256)
Issuance of Series D Convertible Stock and warrant, net of issuance costs	-	-	16,700	17	14,028,183	-	-	14,028,200	-	14,028,200
Dividend accrued on Series D Convertible Preferred Stock	-	-	-	-	-	-	(187,500)	(187,500)	-	(187,500)
Conversion of the Revolving line of credit to shares of common stock	442,899	443	-	-	2,568,373	-	-	2,568,816	-	2,568,816
Net loss	-	-	-	-	-	-	(13,228,567)	(13,228,567)	-	(13,228,567)
Other comprehensive income	-	-	-	-	-	23,693	-	23,693	-	23,693
Non controlling interest contribution	-	-	-	-	-	-	-	-	100,000	100,000
Balance as of September 30, 2026	6,419,242	$6,420	15,000	$15	$273,887,584	$389,143	$(265,890,295)	$8,392,867	$100,000	$8,492,867

For the Nine Months Ended September 30, 2025

	Common Stock (#)	Common Stock ($)	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Deficit
Balance as of December 31, 2024	939,618	$940	$225,359,764	$198,625	$(228,798,166)	$(3,238,837)
Exercising of RSUs and stock options	106,234	106	(106)	-	-	-
Stock-based compensation expense for RSUs and stock options	-	-	1,678,575	-	-	1,678,575
Net loss	-	-	-	-	(8,004,637)	(8,004,637)
Other comprehensive income	-	-	-	161,361	-	161,361
Balance as of September 30, 2025	1,045,852	$1,046	$227,038,233	$359,986	$(236,802,803)	$(9,403,538)

See accompanying notes to unaudited consolidated condensed financial statements.

BIG DIGITAL ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,228,567)	$(8,004,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,293,492	4,338,799
Amortization of operating lease right-of-use asset	1,071,836	965,966
Foreign exchange loss	619,615	930,478
Stock-based compensation	1,103,405	1,678,575
Non-cash interest expense	3,058,200	2,463,533
Unrealized (gain) loss on derivative asset and cryptocurrencies	1,175,581	(721,223)
Loss on lease termination	2,193	26,268
Provision for doubtful accounts	-	1,046,709
Gain on legal settlements	(10,490,014)	-
Changes in operating assets and liabilities:
Trade and other receivables	2,404,221	364,690
Operating lease liabilities	(1,055,179)	(927,732)
Other current assets	(4,129,608)	(340,889)
Trade and other payables	(7,227,150)	(5,254,030)
Net cash used in operating activities	(23,401,975)	(3,433,493)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures related to Texas Load House, LLC	(306,747)	(69,806)
Purchases of property, plant and equipment	(10,131,652)	-
Net cash used in investing activities	(10,438,399)	(69,806)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share issuances and equity conversions settled in cash	7,202,611	-
Contributions from non-controlling interest	100,000	-
Payments of finance lease liabilities	(183,092)	(309,882)
Proceeds from Series D Convertible Stock, net of share issuance cost	14,028,200	-
Proceeds from borrowings	2,500,000	-
Net cash provided by (used in) financing activities	23,647,719	(309,882)
Net decrease in cash and cash equivalents	(10,192,655)	(3,813,181)
Cash and cash equivalents at beginning of period	13,271,256	6,089,837
Cash and cash equivalents at end of period	$3,078,601	$2,276,656
Supplemental disclosure of cash flow information
Cash paid for interest	$8,323	$16,750
Cash paid (received) for income taxes – Federal	$682,000	$(25,905)
Cash paid for income taxes – State	$404,732	$-
Supplemental disclosure of non-cash transactions
Assets received in legal settlement	$332,421	$-
Preferred Stock dividends paid in Common Stock	$19,493	$-

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

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 megawatts (“MW”) with its current operational sites strategically located in locations served by the Pennsylvania-New Jersey-Maryland Interconnection Energy Market (the “PJM Energy Market”) in the United States. The PJM Energy Market is among the largest wholesale power markets in North America. The Company is in the process of developing an additional 17 MW of capacity in Hood County, Texas. See Note 3 - Hood County Site Acquisition for additional information.

The accompanying consolidated financial statements, including the results of Cosmos Infrastructure LLC (“Cosmos”), Big Digital Energy Management, LLC, formally known as Luna Squares LLC (“Luna Squares”), Texas Load House, LLC, Mawson Bellefonte LLC, Luna Squares Repairs LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Hosting LLC (“Mawson Hosting”), Mawson Ohio LLC, Mawson Mining LLC and Mawson Capital LLC (collectively referred to as the “Group”), have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

For the nine months ended September 30, 2026, the Company incurred a net loss of $13.2 million and used $23.1 million in cash related to operations, and as of September 30, 2026, had negative working capital of $26.0 million, and an accumulated deficit of $265.9 million. The Company’s cash position as of September 30, 2026, was $3.1 million.

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

During the nine months ended September 30, 2026, the Company has sold 1,697,193 shares of Common Stock under the Sales Agreement at an average price of approximately $4.44 per share, which has resulted in cash proceeds to the Company of $7.3 million, net of issuance costs.

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

The Revolver contains customary representations, warranties, covenants, events of default and security arrangements. Borrower is also subject to restrictions on incurring additional indebtedness and additional liens on the collateral. The Revolver provides for customary events of default, including, among others, failure to pay principal or interest, breach of representations and warranties, violation of covenants, bankruptcy or insolvency events. The Borrower may at any time, and without penalty, prepay outstanding amounts under the revolving loans, or if there are no outstanding amounts, terminate the Revolver. On June 2, 2026, the Company received an advance of $1,000,000. On June 15, the Company received an additional advance of $1,500,000.

On September 18, 2026, the Company entered into an Exchange Agreement with Endeavor, pursuant to which Endeavor agreed to exchange all then outstanding amounts under the Revolver, consisting of (i) $2,500,000.00 unpaid principal and (ii) $68,815.71 accrued and unpaid interest for 442,899 shares of Common Stock issued by the Company to Endeavor. The shares were priced at their fair value of $5.80 per share, which is the consolidated closing bid price per share immediately preceding the execution of the Exchange Agreement, in accordance with Nasdaq Listing Rule 5005(a)(23). As of September 30, 2026, the Company had no outstanding balance under the Revolver.

NOTE 1 – GENERAL (Cont.)

Going Concern (Cont.)

Series D Convertible Preferred Stock and Warrant

On June 30, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Six Thirty AI, LLC (the “Purchaser”), pursuant to which the Company issued and sold to the Purchaser an aggregate of 16,700 shares of newly designated Series D Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (“Series D Preferred Stock”), at a purchase price of $900.00 per share, for gross proceeds to the Company of $15.03 million, before deducting placement agent fees and other offering expenses. The Series D Preferred Stock is convertible into shares of Common Stock, as described below. The shares of Common Stock issuable upon conversion are referred to as the “Conversion Shares”. Under the Purchase Agreement, the Company also issued to the Purchaser a warrant (the “Warrant”) exercisable for five years to purchase 926,748 shares of Common Stock (the “Warrant Shares”) at an exercise price of $10.81, which is 120% of the closing price of the Common Stock immediately before closing, subject to adjustment upon the occurrence of any stock split, stock dividend, stock combination or similar transaction. The Purchaser is wholly owned by Joshua Kilgore, Phillip Stanley, the Company’s Chief Executive Officer, and Cody Smith, the Company’s Chief Operating Officer.

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

Six Thirty acquired the Series D Preferred Stock using borrowed funds. Concurrently with the execution of the Purchase Agreement, the Company entered into a letter agreement with Six Thirty and YA II PN, LTD, the administrative and collateral agent for the lenders (the “Agent”), pursuant to which the Company consented to (i) Six Thirty’s pledge of the shares of Series D Preferred Stock to the Agent for the ratable benefit of the lenders; (ii) Six Thirty’s assignment of the Warrant to the lenders as a commitment fee under the loan facility; and (iii) the lenders’ right to exchange all or any portion of the outstanding obligations under the loan and guaranty agreement for shares of the Series D Preferred Stock and settlement using the Series D Preferred Stock or Conversion Shares. During the three months ended September 30, 2026, the Agent converted 1,700 shares of Series D Preferred Stock and accrued dividends on such 1,700 shares into 308,779 shares of Common Stock at an average stock price of $5.57 per share. On September 30, 2026, 188 shares of Series D Preferred Stock accrued as payment-in-kind dividends on the 15,000 shares of Series D Preferred Stock then outstanding.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its wholly or majority owned and controlled subsidiaries. Intercompany investments, balances and transactions have been eliminated in consolidation. Non–controlling interests represents 10NZ’s interest in Texas Load House, LLC.

Any change in the Company’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or from the Company acquiring the shares from existing stockholders, in which the Company maintains control would be recognized as an equity transaction, with appropriate adjustments to both the Company’s additional paid-in capital and the corresponding non-controlling interest.

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

The Company measures the non-cash consideration received at the fair value of the digital asset received. Management estimates fair value on a daily basis, as the quantity of digital assets received multiplied by the price quoted on the exchange that the Company uses to dispose of digital assets.

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

	Fair value measured as of September 30, 2026
	Total	Total Level 1	Total Level 2	Total Level 3
Assets:
Cryptocurrencies	$1,738,320	$1,738,320	$-	$-
Derivative asset	$2,095,569	$-	$-	$2,095,569

	Fair value measured as of December 31, 2025
	Total	Total Level 1	Total Level 2	Total Level 3
Assets:
Cryptocurrencies held for customers	$903,784	$903,784	$-	$-
Derivative asset	$3,475,110	$-	$-	$3,475,110
Liabilities:
Cryptocurrencies due to customers	$903,784	$903,784	$-	$-

Level 1 Assets and Liabilities:

The estimated fair value of cryptocurrencies and cryptocurrencies held for customer are classified as Level 1 of the fair value hierarchy and are based on the quantity of cryptocurrency held in the digital asset account multiplied by the price quoted on the exchange the Company uses to hold bitcoin on September 30, 2026 and December 31, 2025, respectively.

The Company held 20.8 and 10.2 Bitcoin at September 30, 2026 and December 31, 2025, respectively. The cost basis of Bitcoin held at September 30, 2026 and December 31, 2025 was $1.5 million and $0.9 million, respectively.

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

Stock-based compensation

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recent Accounting Pronouncements (Cont.)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326). The amendments introduce two key simplifications for estimating expected credit losses on current accounts receivable and current contract assets under ASC 606, the practical expedient and an accounting policy election. Entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The updates in ASU 2025-05 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. In January 2026, the Company decided to elect a practical expedient allowing the assumption that current conditions at the balance sheet date remain unchanged over the asset’s remaining life—meaning no forward-looking forecasting is required for these short-term assets. Adoption of ASU 2025-05 did not have a material impact on our financial statements.

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

NOTE 3 – HOOD COUNTY SITE ACQUISITION

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

On July 15, 2026, the joint venture acquired 30 acres of the Hood County Site from Century Oaks Independence Farms, LLC (“Century Oaks”), for an aggregate purchase price of approximately $10 million in cash, with an option to purchase the remainder of the site for an additional $600,000. The Hood County Site consists of a 50-acre site containing over 30,000 square feet of existing structures which the joint venture intends to repurpose for datacenter use as well as an administrative office which will be utilized as the command center. The Hood County Site carries 17 MW of operational power and will be expandable up to 111 MW of grid power, subject to validation by the Electric Reliability Council of Texas. On-site are two 12-inch and one 20-inch natural-gas pipelines providing the option to add behind-the-meter generation, supporting a total buildout of up to 300 MW. The valuation of assets included in the acquisition is ongoing.

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

NOTE 3 - HOOD COUNTY SITE ACQUISITION (Cont.)

Under the terms of the Operating Agreement, 10NZ’s 50% ownership interest in the joint venture is transferable to the Company at a rate of 10% ownership interest per month, prorated daily, for each month past the maturity date that 10NZ fails to repay the entire JV Loan, so that 10NZ’s entire ownership interest shall have transferred in full to the Company if the JV Loan is not paid in full within five months of the maturity date. In October 2026, 10NZ repaid the JV loan in full and on time, without incurring any loss in their ownership interest.

Except for the limited protective approval rights expressly set forth in the Operating Agreement, according to the Side Agreement, the business, affairs, activities, policies and operations of the joint venture shall be managed exclusively by or under the direction of the Company, as the sole Manager of Texas Load House, LLC, until such time as 10NZ shall have paid the JV Loan in full, at which time 10NZ will assume the role of sole Manager of Texas Load House, LLC. Certain significant actions require the approval of both the Company and 10NZ as members. As of September 30, 2026, the Company is required to consolidate Texas Load House, LLC into its financial statements.

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

Securities that could potentially dilute net income per share in the future but were excluded in the computation of net loss per share, as of September 30, 2026 and 2025, are as follows:

	As of September 30,
	2026	2025

Warrants to purchase Common Stock	1,150,794	224,046
Series D Convertible Preferred Stock converted to Common Stock (1)	3,039,324	-
Options to purchase Common Stock	70,000	175,021
RSUs issued under a management equity plan	293,775	608,081
	4,553,893	1,007,148

(1)	The estimate of Series D Convertible Preferred Stock assumes conversion to Common Stock at September 30, 2026.

NOTE 5 – LEASES

The Company’s operating leases are for digital asset mining sites and its finance leases are primarily for related plant and equipment.

The Company’s lease costs recognized in the consolidated condensed statements of operations consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating lease charges (1)	$446,681	$442,245	$1,337,993	$1,306,137
Finance lease charges:
Amortization of right-of-use assets	$2,371	$102,797	$168,717	$308,391
Interest on lease obligations	$76	$12,230	$8,291	$45,505

(1)	Included in selling, general, and administrative expenses.

NOTE 5 - LEASES (Cont.)

The following is a schedule of the Company’s lease liabilities by contractual maturity as of September 30, 2026:

	Operating leases	Finance leases

2026	$403,997	$1,923
2027	1,425,075	-
2028	160,685	-
2029	167,112	-
2030	173,796	-
Total undiscounted lease obligations	2,330,665	1,923
Less: imputed interest	(272,886)	(19)
Total present value of lease liabilities	2,057,779	1,904
Less: current portion of lease liabilities	1,614,024	1,904
Non-current lease liabilities	$443,755	$-

Other lease information as of and for the period ended September 30, 2026:

	Operating leases	Finance leases

Cash out flows from leases	$1,327,433	$183,093
Weighted-average remaining lease term (years)	1.81	0.09
Weighted-average discount rate (%)	9.4%	8.0%

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	September 30, 2026	December 31, 2025

Land	$10,000,000	$-
Plant and equipment	10,396,633	10,364,981
Computer equipment	247,859	247,859
Processing machines (Miners)	337,159	77,447,520
Modular data center	22,103,986	22,103,986
Motor vehicles	199,246	199,246
Transformers	9,344,544	9,344,544
Low-cost assets	1,184,250	1,146,503
Assets under construction	340,000	-
Leasehold improvements	516,527	487,527
Total	54,670,204	121,342,166
Less: Accumulated depreciation	(24,607,825)	(98,761,853)
Property, plant and equipment, net	$30,062,379	$22,580,313

The Company incurred depreciation and amortization expense in the amounts of $1.0 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. The Company incurred depreciation and amortization expense in the amounts of $3.3 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively. There were no impairment charges during the nine months ended September 30, 2026 and 2025.

NOTE 7 – INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2026.

NOTE 7 - INCOME TAXES (Cont.)

The Company recorded income tax expense of approximately 0.2% of loss before income taxes and 22.3% of income before income taxes for the three months ended September 30, 2026 and 2025, respectively.

	For the three months ended September 30,
	2026	2025
Effective income tax rate	0.2%	22.3%

The Company recorded income tax expense of approximately 1.4% of losses before income taxes and 2.4% of loss before income taxes for the nine months ended September 30, 2026 and 2025, respectively.

	For the nine months ended September 30,
	2026	2025
Effective income tax rate	1.4%	2.4%

As of September 30, 2026, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

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

On September 18, 2026, the Company entered into an Exchange Agreement with Endeavor, pursuant to which Endeavor agreed to exchange all then outstanding amounts under the Revolver, consisting of (i) $2,500,000.00 unpaid principal and (ii) $68,815.71 accrued and unpaid interest for 442,899 shares of Common Stock issued by the Company to Endeavor. The shares were priced at their market value of $5.80 per share, which is the consolidated closing bid price per share immediately preceding the execution of the Exchange Agreement, in accordance with Nasdaq Listing Rule 5005(a)(23). As of September 30, 2026, the Company had no outstanding balance under the Revolver.

Marshall Loan

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500 bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No. 1 and a general security agreement given by the Company. Principal repayments began during November 2022. The outstanding balance including interest is $14.9 million as of September 30, 2026, all of which is classified as a current liability. There have been no principal or interest payments made since May 2023. See Note 9 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

W Capital Loan

The Company is included as a guarantor of a Secured Loan Facility Agreement (the “W Capital Loan”) for working capital by Mawson PL with W Capital Advisors Pty Ltd for the W Capital Advisors Fund (collectively, “W Capital”). As of September 30, 2026, AUD $2.9 million (USD $2.0 million) has been drawn down from this facility, all of which is classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800 bps). The W Capital Loan expired in March 2023. See Note 9 – Commitments and Contingencies, Marshall Loan and W Capital Loan.

NOTE 8 - LOANS (Cont.)

Celsius Promissory Note

On February 23, 2022, Luna Squares entered into a Digital Colocation Agreement (the “Digital Colocation Agreement”) with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued a Secured Promissory Note (the “Celsius Promissory Note”) for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200 bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance, including interest, is $11.6 million as of September 30, 2026, all of which is currently classified as a current liability. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement.

Convertible Notes

On July 8, 2022, the Company issued secured convertible promissory notes (the “Secured Convertible Promissory Notes”) to investors in exchange for cash. The outstanding balance relates to the interest on the Secured Convertible Promissory Notes which has been accrued from July 2022 onwards and therefore the outstanding balance is $0.2 million as of September 30, 2026, all of which is classified as a current liability. On March 28, 2024, the Company was made a defendant in a civil suit before the Supreme Court of NSW in Sydney Australia, in the matter entitled W Capital Advisors Pty Ltd in its capacity as trustee for the W Capital Advisors Fund v. Mawson Infrastructure Group, Inc., alleging a claim to seek USD $0.2 million as unpaid interest under a Secured Convertible Promissory Note after the Company paid in full the principal of $0.5 million, and AUD $0.3 million under a loan deed, plus interest and costs for sums due claiming corporate guarantee by the Company under a Variation Deed to Loan Deed dated September 29, 2022, executed by its Australian entity, Mawson SPL. The Company sought dismissal of the Australian proceedings arguing jurisdiction of any claims against the Company should be in the United States as set forth in the agreements between the parties. Despite its objections, on May 31, 2024, the Australian court ruled in favor of the Australian claimant and rendered a judgment against the Company under Australian law for US $0.2 million as unpaid interest plus interest and costs for sums due.

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

Marshall Loan and W Capital Loan

The Marshall Loan was entered into by MIG No. 1 Pty Ltd, which was placed into court-appointed liquidation and deconsolidated from the Group on March 19, 2024. Marshall subsequently appointed receivers over the collateral securing the loan, consisting principally of 5,372 miners and eight modular data centers owned by MIG No. 1. The Company is not utilizing these assets and has requested their removal from its Midland facility. The Company reserves all rights and remedies relating to the Marshall Loan.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Cont.)

The W Capital Loan was entered into by Mawson Infrastructure Group Pty Ltd, which entered voluntary administration on October 30, 2023. The Company has raised concerns regarding relationships between W Capital and former Company personnel and reserves all rights and remedies with respect to those matters.

As previously reported, on December 4, 2024, Marshall, W Capital, Rayra Pty Ltd, and certain related parties filed an involuntary petition under Chapter 11 of title 11, 11 U.S.C. § 101 through 1330 (the “Bankruptcy Code”) against the Company (the “Involuntary Petition”) in the matter entitled In Re Mawson Infrastructure Group, Alleged Debtor, Case No. 1:24-bk-12726, United Staes Bankruptcy Court of the District of Delaware. The Company successfully contested the petition asserting claims for sanctions, damages, attorneys’ fees, and other relief arising from the alleged bad-faith filing. On November 4, 2025, the Bankruptcy Court dismissed the petition with prejudice while preserving the Company’s right to pursue damage claims under Section 303(i) of the Bankruptcy Code.

On December 29, 2025, the Company commenced an adversary proceeding against the petitioning creditors and certain related parties asserting Section 303 claims, claims for violation of the automatic stay, and related claims for damages, sanctions, attorneys’ fees, costs, and injunctive relief. During the third quarter of 2026, the Bankruptcy Court denied motions seeking dismissal of the Company’s principal claims, and the adversary proceeding remains pending.

In October 2025, W Capital entered insolvency proceedings in Australia. The Company believes it is a significant creditor of W Capital and intends to pursue all available remedies under Australian and U.S. law. That matter remains pending in the Australian Courts.

Also as previously reported, since October 2024, the Company has been involved in proceedings with W Capital and Marshall before the Federal Court of Australia, New South Wales, in the matter entitled, “W Capital Advisors Pty Ltd, in its capacity as Trustee for the W Capital Advisors Fund, v. Mawson Infrastructure Group, Inc.”, No. NSD 1395/2024 whereby the creditors seek, among other things, to have the Company declared insolvent under Australian law. The Company disputes the validity and effect of those proceedings, which remain ongoing.

Celsius Promissory Note and Celsius Colocation Agreement

Luna Squares LLC did not repay the Celsius Promissory Note at maturity, and Celsius has asserted claims arising from the alleged default. On July 18, 2024, Celsius commenced arbitration proceedings in the matter entitled Celsius Network Ltd., Celsius Mining LLC and Ionic Digital Mining LLC (“Ionic”) v. Mawson Infrastructure Group, Luna Squares LLC and Cosmos Infrastructure LLC – AAA Case 01-24-0006-4462 against the Company and certain subsidiaries relating to the promissory note, guaranty obligations, and related agreements. On January 23, 2025, the arbitrator issued a partial final award in favor of Celsius of approximately $8.1 million, plus interest, fees, and costs, and subsequently entered an award against the Company under its guaranty obligations.

On November 10, 2025, the parties entered into a consent judgment and forbearance arrangement, and Celsius thereafter initiated judgment domestication and enforcement proceedings. On June 1, 2026, the arbitrator dismissed the Company’s claims and counterclaims and authorized Celsius to seek additional fees and costs. On August 28, 2026, the arbitrator issued a final award granting Celsius approximately $1.5 million in attorneys’ fees and administrative costs, which the Company accrued during the quarter ended September 30, 2026. On September 29, 2026, Celsius filed an action to confirm the final award, and judgment has since been entered against the Company and Luna Squares.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (Cont.)

Blockware

On April 19, 2024, a civil suit entitled Blockware Solutions, LLC v. Mawson Bellefonte LLC and Mawson Infrastructure Group, Inc. was filed in the United States District Court, Southern District of New York. The matter remains ongoing.  However, the parties are actively pursuing informal settlement discussions.

CleanSpark

On July 16, 2024, the Company filed a civil lawsuit for its claims against CleanSpark, Inc. and CSRE Properties Sandersville, LLC with the United States District Court for the Southern District of New York in the matter entitled “Mawson Infrastructure Group, Inc. and Luna Squares, LLC v. CleanSpark, Inc. and CSRE Properties Sandersville, LLC”, Civil Action No. 1:24-cv-5379, for at least $2.0 million for breach of the Bill of Sale dated October 1, 2022, among the Company, CleanSpark Inc. and CSRE Properties Sandersville, LLC. On July 24, 2026, the parties entered into a confidential settlement agreement resolving all claims brought by the Company against CleanSpark, providing for dismissal with prejudice of the litigation and a full mutual release. On August 18, 2026, the Company filed a stipulation of voluntary dismissal with prejudice. The case is now dismissed. The Company recognized a $0.3 million gain on the settlement of the case.

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

Separately, on December 8, 2025, Mr. Mewawalla filed a complaint in the King County Superior Court of Washington State against the Company, Ryan Costello, Steven Soles, and Jonathan Sites, in the matter entitled” Rahul Mewawalla, v. Mawson Infrastructure Group, Inc., et al., In the Superior Court of Washington for King County, Case No. 25-2-36633-2 SEA (the “Washington State Action”), asserting claims for alleged retaliation, breach of contract, wage violations, discrimination-related retaliation, whistleblower retaliation, and other statutory claims arising from his employment and the termination of his employment with the Company. Messrs. Costello and Soles were subsequently dismissed from the action for lack of personal jurisdiction. The remaining defendants categorically deny the allegations asserted in the Washington State Action and continue to vigorously defend against the claims.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Concurrently with the execution of the Purchase Agreement, the Company entered into a registration rights agreement, pursuant to which the Company was obligated to file and maintain the effectiveness of one or more resale registration statements with the SEC registering the resale of the Conversion Shares and Warrant Shares on a continuous basis under Rule 415 of the Securities Act. The Company filed the initial registration statement for such purposes on July 20, 2026, and the Company was obligated to have such registration statement declared effective by the SEC no later than August 29, 2026 (or in the event of a “full review” by the SEC, no later than September 28, 2026). The SEC declared the registration statement effective on August 28, 2026.

The Series D Preferred Stock ranks senior to all other classes and series of the Company’s capital stock.

The Series D Preferred Stock accrues cumulative dividends at 5% per annum (18% upon certain Trigger Events, as defined in the Certificate of Designations for the Series D Preferred Stock), and dividends are payable quarterly in arrears through the issuance of additional shares of Series D Preferred Stock (i.e., PIK shares) or, at the Company’s election, in cash. Total dividends earned were approximately $207,000, of which $187,500 remained unpaid at September 30, 2026.

Each holder of Series D Preferred Stock may convert all, or any part, of its shares of Series D Preferred Stock, at any time on or after August 30, 2026, into the Conversion Shares at the Conversion Price equal to 95% of the lowest daily volume-weighted average price of the Common Stock over the five consecutive trading days immediately preceding the conversion date, subject to a floor price of $1.80 and certain limitations on conversion. During the three months ended September 30, 2026, the Agent converted 1,700 shares of Series D Preferred Stock and accrued dividends on such 1,700 shares into 308,779 shares of Common Stock at an average stock price of $5.57 per share.

The Series D Preferred Stock is non-voting, except as required by applicable law or as expressly set forth in the Certificate of Designations.

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

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

Common Stock

Exchange Agreement

On September 18, 2026, the Company entered into an Exchange Agreement with Endeavor, pursuant to which Endeavor agreed to exchange all then outstanding amounts under the Revolver, consisting of (i) $2,500,000.00 unpaid principal and (ii) $68,815.71 accrued and unpaid interest for 442,899 shares of the Company’s common stock, par value $0.001 per share, issued by the Company to Endeavor. The shares were priced at their market value of $5.80 per share, which is the consolidated closing bid price per share immediately preceding the execution of the Exchange Agreement, in accordance with Nasdaq Listing Rule 5005(a)(23).

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

During the nine months ended September 30, 2026, the Company has sold 1,697,193 shares of Common Stock under the Sales Agreement at an average price of approximately $4.44 per share, which has resulted in cash proceeds to the Company of $7.3 million, net of issuance costs.

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

Common Stock (Cont.)

Restricted Stock Units

During the nine months ended September 30, 2026, vested and outstanding RSUs were settled into 353,150 shares of Common Stock of the Company.

Common Stock Warrants

The Company’s outstanding and exercisable stock warrants as of September 30, 2026, vested and unvested, are exercisable for 1,150,794 shares of Common Stock, with a weighted average remaining contractual life (in years) of 4.05 and a weighted average exercise price of $25.58. The vested stock warrants as of September 30, 2026 are 224,046 with a weighted average remaining contractual life (in years) of 4.05 and a weighted average exercise price of $25.58.

Equity plans

On April 9, 2024, the Board approved the 2024 Omnibus Equity Plan (the “2024 Plan”) which provides an initial 500,000 shares of Common Stock available for grant per the terms of the 2024 Plan and alignment with long-term stockholder value creation. The 2024 Plan also provides for annual automatic increases of 250,000 shares of Common Stock reserved for issuance under the Plan, subject to any lesser number set by the Board. The 2024 Plan was approved by the stockholders at the Company’s annual general meeting held on June 12, 2024. The 2024 Plan replaced and succeeded the Company’s 2018 Equity Incentive Plan and 2021 Equity Incentive Plan. The 2024 Plan provides that awards issued under the 2024 Plan, the 2018 Plan or the 2021 Plan that expire, lapse or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part, in any case in a manner that results in any share of Common Stock covered by such award being reacquired by the Company or otherwise not being issued, such share of Common Stock shall again be available for the grant of awards under the 2024 Plan. Further, shares of Common Stock delivered (either by actual delivery or attestation) to the Company by a participant to (1) satisfy the applicable exercise or purchase price of an award, and/or (2) satisfy any applicable tax withholding obligation, in each case, shall be added to the number of shares of Common Stock available for the grant of awards under the 2024 Plan.

On July 20, 2026, the Company filed a registration statement to register an additional 375,000 shares of the Company’s common stock issuable under the 2024 Plan because of the annual automatic increase and recycled shares. As of September 30, 2026, the number of shares allocated and available under the 2024 Plan were 885,059 shares and 364,941 shares, respectively

 Stock-Based Compensation:

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2026 and 2025, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Service -based restricted stock awards	$-	$(1,400,190)	$1,103,405	$1,678,575
Total stock-based compensation	$-	$(1,400,190)	$1,103,405	$1,678,575

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

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

The following table presents a summary of the Company’s performance-based restricted stock awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,610	7.46
Issued	18,750	-
Exercised	(15,000)	-
Expired/forfeited	(3,750)	-
Outstanding as of September 30, 2026	1,610	6.71
Exercisable as of September 30, 2026	1,610	6.71

Service-based restricted stock awards

Service-based awards generally vest over a one-year service period or as otherwise defined.

The following table presents a summary of the Company’s service-based awards activity:

	Number of shares	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	709,890	0.40
Exercised	(386,627)	-
Expired/forfeited	(31,098)	-
Outstanding as of September 30, 2026	292,165	0.01
Exercisable as of September 30, 2026	292,165	0.01

As of September 30, 2026, there was no unrecognized compensation costs related to the service-based restricted stock awards.

NOTE 10 – STOCKHOLDERS’ EQUITY (Cont.)

Stock-Based Compensation: (Cont.)

Stock option awards

Stock option awards vest upon the successful completion of specified market conditions.

The following table presents a summary of the Company’s Stock option awards activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	70,000	$11.10	7.90	$-
Outstanding as of September 30, 2026	70,000	$11.10	7.15	$-
Exercisable as of September 30, 2026	70,000	$11.10	7.15	$-

NOTE 11 – RELATED PARTY TRANSACTIONS

Joint Mining Agreement

In April 2026, the Company entered into a Joint Mining Agreement (the “Colocation Agreement”) with Big Digital Energy, LLC (now Six Thirty AI, LLC), an affiliate of the Endeavor Group (“Six Thirty AI”). Under the terms of the Colocation Agreement, Six Thirty AI will purchase and deliver approximately 25,000 s19xp mining computers, and the Company will provide Six Thirty AI with approximately 75 MW of computing capacity at its facility in Midland, PA. The Parties will operate under a 50%/50% profit-sharing structure, pursuant to which Big Digital will receive all cash net proceeds from the mining operations. The cash revenue will be used for general corporate purposes and asset purchases to ensure the Company’s use of all available power across its facility locations. As its share of the profit-sharing structure, Six Thirty AI will receive monthly grants consisting of a combination of (i) shares of the Company’s Common Stock, where the number of shares will equal 20% of its share of the monthly cash net proceeds divided by 30-day volume weighted average price of the Company’s Common Stock on the grant date, and (ii) warrants to purchase the Company’s Common Stock, where the number of underlying shares will equal 80% of its share of the monthly cash net proceeds divided by $20. The prefunded warrants will be classified in Stockholders’ equity and will allow Six Thirty AI to purchase the Company’s Common Stock at an exercise price of $20 per share and will have a five-year term. At September 30, 2026, approximately 12,600 shares of Common Stock and 16,200 warrants were earned and issuable to Six Thirty AI. Six Thirty AI is deemed an affiliate of the Company because it is owned and/or controlled by Joshua Kilgore, the Company’s Executive Chairman, Phillip Stanley, the Company’s CEO, and Cody Smith, the Company’s COO, who also serve as members of the Company’s Board. The Company earned $1.54 million in revenue and $1.0 in gross profit from the Colocation Agreement during the nine months ended September 30, 2026. Approximately 6,700 miners were in operation at September 30, 2026.

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

On September 18, 2026, the Company entered into an Exchange Agreement with Endeavor, pursuant to which Endeavor agreed to exchange all then outstanding amounts under the Revolver, consisting of (i) $2,500,000.00 unpaid principal and (ii) $68,815.71 accrued and unpaid interest for 442,899 shares of Common Stock issued by the Company to Endeavor. The shares were priced at their market value of $5.80 per share, which is the consolidated closing bid price per share immediately preceding the execution of the Exchange Agreement, in accordance with Nasdaq Listing Rule 5005(a)(23). As of September 30, 2026, the Company had no outstanding balance under the Revolver.

NOTE 11 – RELATED PARTY TRANSACTIONS (Cont.)

Series D Convertible Preferred Stock and Warrant

As more fully set forth in Note 1 and Note 10, on June 30, 2026, the Company entered into the Purchase Agreement with Six Thirty AI, pursuant to which the Company issued and sold to the Purchaser an aggregate of 16,700 shares of Series D Preferred Stock, at a purchase price of $900.00 per share, for gross proceeds to the Company of $15.03 million, before deducting placement agent fees and other offering expenses. The Series D Preferred Stock is convertible into shares of Common Stock, and such shares, when issued upon conversion, are referred to as the “Conversion Shares.” Under the Purchase Agreement, the Company also issued Six Thirty AI a warrant (the “Warrant”) exercisable for five years to purchase the Warrant Shares at an exercise price of $10.81, which is 120% of the closing price of the Common Stock immediately before closing, subject to adjustment upon the occurrence of any stock split, stock dividend, stock combination or similar transaction. The Purchaser is wholly owned by Joshua Kilgore, Phillip Stanley and Cody Smith.

The Series D Preferred Stock ranks senior to Common Stock, accrues cumulative dividends at 5% per annum (18% upon an uncured triggering event). Each holder of Series D Preferred Stock may convert all, or any part, of its shares of Series D Preferred Stock, at any time on or after August 30, 2026, into Conversion Shares at the Conversion Price. Conversion and exercise of the Warrant are subject in the aggregate to a 19.99% exchange cap on shares of Common Stock outstanding at closing, absent stockholder approval under Nasdaq Listing Rule 5635(d). The Company may redeem the Series D Preferred Stock at any time, in whole or in part, at a cash price equal to 105% of the aggregate Conversion Price for Conversion Shares that have been registered for resale and a higher aggregate Conversion Price for Conversion Shares that have not yet been registered for resale. During the three months ended September 30, 2026, the Agent converted 1,700 shares of Series D Preferred Stock and accrued dividends on such 1,700 shares into 308,779 shares of Common Stock.

The Warrant is exercisable immediately, at an exercise price of $10.81 per share (120% of the closing price of the Common Stock immediately before closing), and expires June 30, 2031. Exercise is limited to 4.99% beneficial ownership of the Company’s outstanding Common Stock (waivable by the holder on 65 days’ notice), in addition to the 19.99% exchange cap described above.

NOTE 12 – SUBSEQUENT EVENTS

Litigation

For updates subsequent to September 30, 2026, regarding the Marshall Loan, W Capital Loan, Celsius Promissory Note and Celsius Colocation Agreement, Mewawalla Washington State Actions, and CleanSpark, see Note 9 – Commitments and Contingencies.

Hood County Site Acquisition

In October 2026, 10NZ repaid the JV Loan in full and on time, without incurring any loss in their ownership interest. See Note 3 – Hood County Site Acquisition for additional information regarding the JV Loan.

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” the “Company,” and “Big Digital,” refer to Big Digital Energy, Inc., a Delaware corporation, Cosmos Infrastructure LLC, Big Digital Energy Management, LLC, formally known as Luna Squares Repairs, LLC, Texas Load House, LLC, Mawson Bellefonte LLC, Luna Squares Property LLC, Mawson Midland LLC, Mawson Ohio LLC, Mawson Hosting LLC, Mawson Mining LLC and Mawson Capital LLC.

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

The Company manages and operates digital infrastructure platforms and data centers delivering a total current capacity of approximately 129 MW with its current operational sites all strategically located in locations served by the PJM Energy Market in the United States. The PJM Energy Market is among the largest wholesale power markets in North America. The Company is in the process of developing an additional 17MW of capacity in Hood County, Texas.

Recent Developments

During the nine months ended September 30, 2026, the Company established a revolving line of credit and issued Series D Preferred Stock and a related Warrant, which are discussed under “Liquidity and Capital Resources.”

GPU Pilot Program

The Company’s graphics processing unit (“GPU”) pilot program, launched in October 2025 on a leading decentralized AI network, remains operational and in good standing. The program continues to perform in line with management’s expectations and supports the Company’s ongoing evaluation of opportunities to expand its AI infrastructure capabilities.

The pilot has provided valuable insights into infrastructure performance, workload optimization, marketplace dynamics, and deployment processes. The Company continues to evaluate the program’s operational and commercial performance to inform its broader AI infrastructure strategy and assess potential opportunities for future GPU capacity.

Joint Mining Agreement

On April 27, 2026, the Company entered into a Joint Mining Agreement (the “Colocation Agreement”) with Big Digital Energy, LLC (now Six Thirty AI, LLC), an affiliate of the Endeavor Group (“Six Thirty AI”). Under the terms of the Colocation Agreement, Six Thirty AI will purchase and deliver approximately 25,000 s19xp mining computers, and the Company will provide Six Thirty AI with approximately 75MW of computing capacity at its facility in Midland, PA. The Parties will operate under a 50%/50% profit-sharing structure, pursuant to which Big Digital will receive all cash net proceeds from the mining operations. The cash revenue will be used for general corporate purposes and asset purchases to ensure the Company’s use of all available power across its facility locations. As its share of the profit-sharing structure, Six Thirty AI will receive monthly grants consisting of a combination of (i) shares of Common Stock, where the number of shares will equal 20% of its share of the monthly cash net proceeds divided by 30-day volume weighted average price of the Common Stock on the grant date, and (ii) warrants to purchase Common Stock, where the number of underlying shares will equal 80% of its share of the monthly cash net proceeds divided by $20. The prefunded warrants will allow Six Thirty AI to purchase the Common Stock at an exercise price of $20 per share and will have a five-year term. At September 30, 2026, approximately 12,600 shares of Common Stock and 16,200 warrants were earned and issuable to Six Thirty AI. Six Thirty AI is deemed an affiliate of the Company because it is owned and/or controlled by Joshua Kilgore, the Company’s Executive Chairman, Phillip Stanley, the Company’s CEO, and Cody Smith, the Company’s COO, who also serve as members of the Company’s Board of Directors. The Company earned $1.54 million in revenue and $1.0 million in gross profit from the Colocation Agreement during the nine months ended September 30, 2026. Approximately 6,700 miners were in operation at September 30, 2026.

Nasdaq Listing Rules Compliance

On June 16, 2026, the Company received written notice from Nasdaq’s Listing Qualifications Hearings Department confirming that the Company had regained compliance with the Nasdaq Listing Rules. Nasdaq’s determination is subject to the Company maintaining stockholders’ equity of at least $5 million in each quarter for a twelve-month period, beginning with the quarter ending June 30, 2026, and promptly notifying Nasdaq of any significant events that could affect the Company’s compliance with that requirement. As previously disclosed, the Company was notified by Nasdaq that the Company was in violation of the minimum equity standard under Listing Rule 5550(b)(1), as of December 19, 2025, which requires $2.5 million in stockholders’ equity. As of June 30, 2026 and September 30, 2026, we were in compliance with stockholders’ equity of at least $5 million.

Hood County Site Acquisition

On July 14, 2026 and July 15, 2026, the Company entered into definitive agreements with 10NetZero, Inc. to form a 50/50 joint venture, and on July 15, 2026 the joint venture acquired 30 acres of a site in Hood County, Texas for approximately $10 million in cash, with an option to purchase the remainder of the site for an additional $600,000. In connection with the acquisition, the Company provided a $4.9 million loan to 10NetZero to fund a portion of its capital contribution required for the acquisition of the Hood County Site. The loan bears interest at the short-term applicable federal rate and matures on October 13, 2026; interest and principal are due at maturity. 10NetZero’s 50% ownership interest in the joint venture is transferable to the Company at a rate of 10% ownership interest per month, prorated daily, for each month past the maturity date that 10NZ fails to repay the entire loan, so that 10NetZero’s entire ownership interest shall have transferred in full to the Company if the loan is not paid in full within five months of the maturity date. In October 2026, 10NZ repaid the JV Loan in full and on time, without incurring any loss in their ownership interest.

Results of Operations – Three months ended September 30, 2026 compared to the three months ended September 30, 2025

	For the three months ended September 30,
	2026	2025
Revenues:
Digital colocation revenue	$2,444,231	$7,161,452
Energy management revenue	6,055,160	5,426,302
Digital assets mining revenue	158,518	586,952
Total revenues	8,657,909	13,174,706
Less: Cost of revenues (excluding depreciation)	4,189,607	4,611,408
Gross Profit	4,468,302	8,563,298
Selling, general and administrative	7,856,443	5,838,711
Stock based compensation	-	(1,400,190)
Depreciation and amortization	1,001,838	1,344,767
Change in fair value of derivative asset and cryptocurrencies	1,151,001	1,201,299
Total operating expenses	10,009,282	6,984,587
Loss from operations	(5,540,980)	1,578,711
Non-operating income (expense):
Loss on foreign currency transactions	(189,575)	(337,919)
Gain on legal settlements	332,421	-
Interest expense	(1,098,616)	(868,082)
Other income	49,876	58,555
Other expenses	-	(9,798)
Total non-operating expense, net	(905,894)	(1,157,244)
Income (loss) before income taxes	(6,446,874)	421,467
Income tax expense	(15,756)	(93,808)
Net Income (loss)	$(6,462,630)	$327,659

Revenues

Digital colocation revenues for the three months ended September 30, 2026 and 2025, were $2.4 million and $7.2 million, respectively. This represented a 66% decrease or a decrease of $4.7 million, compared to the same period in 2025. The decrease was due to reductions in both the number of customers and the average contract sized from existing customers compared to the 2025 period. In addition, the 2025 period included $2.0 million from the one-time recognition of previously deferred revenue due to the settlement of a customer dispute. These decreases were partially offset by revenues earned from the Colocation Agreement.

Energy management revenues for the three months ended September 30, 2026 and 2025, were $6.1 million and $5.4 million, respectively. This represented a 12% increase or an increase of $0.7 million, compared to the same period in 2025. The increase was due to higher payments received for the sale of excess energy capacity, partially offset by lower curtailment earnings. Lower curtailment earnings were primarily attributable to changes to miner specification requirements for curtailment program participation beginning in 2026, in which the Company’s mining fleet did not achieve the target life expectancy, and due to fewer customers and reductions in the average size of customer contracts.

Digital assets mining revenues from self-mining of Bitcoin for the three months ended September 30, 2026 and 2025, were $0.2 million and $0.6 million, respectively. The decline was driven by the reallocation of our self-mining fleet capacity at our facilities in Midland and Bellefonte to customer fleets from our new joint mining agreement. The decrease was also impacted by lower bitcoin prices. The weighted average bitcoin price was $77,879 for the three months ended September 30, 2026 compared to $114,183 for the three months ended September 30, 2025.

Cost of revenues

Our cost of revenues consists primarily of direct power costs related to colocation services.

Cost of revenues for the three months ended September 30, 2026 and 2025, were $4.2 million and $4.6 million, respectively. This decrease of $0.4 million, or 9%, in cost of revenues compared to the same period in 2025 was attributable to lower energy consumption from reduced digital colocation services and digital asset mining from self-mining, partially offset by higher average energy prices during the 2026 period.

Operating Expenses

Our operating expenses include: selling, general and administrative expenses; stock-based compensation; depreciation and amortization; and change in fair value of derivative asset and cryptocurrencies.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of audit, legal, and other professional fees, employee compensation, director fees, equipment repairs, marketing, freight, insurance, consultant fees, lease amortization and general expenses.

Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 were $7.9 million and $5.9 million, respectively, an increase of $2.0 million, or 35%, from period to period. The increase was primarily due to higher insurance expenses and legal expenses associated with the Celsius legal dispute. On August 26, 2026, the arbitrator submitted a final arbitration award for attorney and administrative fees totaling $1.5 million, which the Company recognized during the three-month period ended September 30, 2026. These increases to selling, general and administrative expenses were partially offset by lower bonus-related expenses.

Stock-based compensation

Due to the acceleration of expense from outstanding service-based awards due to the April 6, 2026 change in Company’s Board of Directors, the Company did not incur any stock-based compensation expenses for the three months ended September 30, 2026. Stock-based benefits for the three months ended September 30, 2025 were $1.4 million. The benefit was due to the reversal of previously recognized share-based compensation expense due to the forfeiture of RSUs.

Depreciation and amortization

Depreciation consists primarily of depreciation of energy equipment, transformers and MDC equipment.

Depreciation and amortization for the three months ended September 30, 2026 and 2025, were $1.0 million and $1.3 million, respectively. The lower depreciation and amortization expense is due to an increase in the amount of fully depreciated equipment compared to prior periods.

Change in fair value of derivative asset and cryptocurrencies

During the three months ended September 30, 2026 and 2025, there were losses on the fair value of the derivative asset and cryptocurrencies of $1.2 million. The change in fair value of the derivative asset is primarily due to decreasing volatility in fair value due to the shorter remaining term of the power supply agreement. The loss recognized in the 2026 period was partially offset by a $0.2 million gain on fair value of bitcoin.

Non-operating income (expense)

Non-operating income (expense) consists primarily of interest expenses, gain (loss) on foreign currency transactions, gain on legal settlements and other income and expenses.

Interest expenses for the three months ended September 30, 2026 and 2025, were $1.1 million and $0.9 million, respectively. The higher amount of interest expense recognized in 2026 compared to 2025 is due to interest accreting to the total outstanding debt.

During the three months ended September 30, 2026, the Company realized a $0.3 million gain from a confidential settlement agreement with CleanSpark resolving all claims brought by the Company against CleanSpark, providing for dismissal with prejudice of the litigation and a full mutual release.

During the three months ended September 30, 2026, loss on foreign currency transactions was $0.2 million. During the three months ended September 30, 2025, loss on foreign currency transactions was $0.3 million. The difference is due to the impact of changes in the US Dollar and Australian Dollar exchange rate on intercompany transactions.

Income tax benefit (expense)

The Company recorded income tax expense of $15,756 and $93,808 for the three months ended September 30, 2026 and 2025, respectively. The income tax expense for the three months ended September 30, 2026 versus the income tax expense for the three months ended September 30, 2025 relates mainly to differences in estimated interest and penalty accruals included in the current income tax payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances that impact the Company’s deferred tax expense.

Results of Operations – Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

	For the nine months ended September 30,
	2026	2025
Revenues:
Digital colocation revenue	$9,461,074	$21,250,623
Energy management revenue	9,858,950	13,621,889
Digital assets mining revenue	311,407	1,649,750
Total revenues	19,631,431	36,522,262
Less: Cost of revenues (excluding depreciation)	12,548,151	18,101,404
Gross Profit	7,083,280	18,420,858
Selling, general and administrative	21,501,880	17,542,427
Stock-based compensation	1,103,405	1,678,575
Depreciation and amortization	3,293,492	4,338,799
Change in fair value of derivative asset and cryptocurrencies	1,175,581	(721,222)
Total operating expenses	27,074,358	22,838,579
Loss from operations	(19,991,078)	(4,417,721)
Non-operating income (expense):
Loss on foreign currency transactions	(591,000)	(1,115,209)
Gain on legal settlements	10,490,014	-
Interest expense	(3,066,522)	(2,480,283)
Other income	115,257	223,313
Other expenses	(7,095)	(28,753)
Total non-operating income (expense), net	6,940,654	(3,400,932)
Loss before income taxes	(13,050,424)	(7,818,653)
Income tax expense	(178,143)	(185,984)
Net Loss	$(13,228,567)	$(8,004,637)

Revenues

Digital colocation revenues for the nine months ended September 30, 2026 and 2025, were $9.5 million and $21.3 million, respectively. This represented a 55% decrease or a decrease of $11.8 million, compared to the same period in 2025. The decrease in revenue was primarily attributable to a reduction in both the number of customers and the average contract size as compared to the 2025 period. The decreases in digital colocation revenues were partially offset by a $1.74 million increase in profit-share revenue, including profit share revenues earned from the Colocation Agreement. The Company earned $1.54 million in profit share revenues and gross profit of $1.0 million from the Colocation Agreement. Approximately 6,700 miners were in operation at September 30, 2026.

Energy management revenues for the nine months ended September 30, 2026 and 2025, were $9.9 million and $13.6 million, respectively. This represented a 28% decrease or a decrease of $3.8 million, compared to the same period in 2025. The decrease was primarily attributable to changes to miner specification requirements for curtailment program participation beginning in 2026, in which the Company’s mining fleet did not achieve the target life expectancy. The Company also realized lower curtailment earnings due to fewer customers and reductions in the average size of customer contracts. These decreases were partially offset by higher payments received for the sale of excess energy capacity.

Digital assets mining revenues from self-mining of Bitcoin for the nine months ended September 30, 2026 and 2025, were $0.3 million and $1.6 million, respectively. This represented an 81% decrease or a decrease of $1.3 million compared to the same period in 2025. The decline was primarily driven by industry-wide conditions, including higher overall energy costs and an increase in global network difficulty, both of which contributed to lower Bitcoin production from self-mining activities. The decline was also driven by the reallocation of our self-mining fleet capacity at our facilities in Midland and Bellefonte to customer fleets from our new joint mining agreement.

Cost of revenues

Our cost of revenues consists primarily of direct power costs related to digital asset mining and colocation services and cost of mining equipment sold.

Cost of revenues for the nine months ended September 30, 2026 and 2025, were $12.5 million and $18.1 million, respectively. This decrease of $5.6 million, or 31%, in cost of revenues compared to the same period in 2025 was attributable to lower energy consumption from reduced digital colocation services and digital asset mining from self-mining, partially offset by higher average energy prices during the 2026 period.

Operating Expenses

Our operating expenses include: selling, general and administrative expenses; stock-based compensation; depreciation and amortization; and change in fair value of derivative asset and cryptocurrencies.

Selling, general and administrative

Our selling, general and administrative expenses consist primarily of audit, legal, and other professional fees, employee compensation, director fees, equipment repairs, marketing, freight, insurance, consultant fees, lease amortization and general expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025 were $21.5 million and $17.5 million, respectively, an increase of $4.0 million, or 23%, from period to period. The increase was primarily due to higher insurance, professional fees, and legal expenses associated with the Celsius legal dispute. On August 26, 2026, the arbitrator submitted a final arbitration award for attorney and administrative fees totaling $1.5 million, which the Company recognized during the nine-month period ended September 30, 2026. These increases in selling, general and administrative expenses were partially offset by lower bonus-related expenses.

Stock-based compensation

Stock-based compensation expenses for the nine months ended September 30, 2026 and 2025 were $1.1 million and $1.7 million, respectively. The decrease was primarily due to a reduction in new award issuances and the completion of service-based vesting conditions which was further accelerated due to the April 6, 2026 change in the Company’s Board of Directors. The decrease was partially offset due to a $1.4 million benefit recognized during the nine months ended September 30, 2025. The benefit was due to the reversal of previously recognized share-based compensation expense due to the forfeiture of RSUs.

Depreciation and amortization

Depreciation consists primarily of depreciation of energy equipment, transformers and modular data center (“MDC”) equipment.

Depreciation and amortization for the nine months ended September 30, 2026 and 2025, were $3.3 million and $4.3 million, respectively. The lower depreciation and amortization expense is due to an increase in the amount of fully depreciated equipment compared to prior periods.

Change in fair value of derivative asset and cryptocurrencies

During the nine months ended September 30, 2026, and 2025, there was a loss on the fair value of the derivative asset and cryptocurrencies of $1.2 million and a gain on the fair value of the derivative asset of $0.7 million, respectively. The change in fair value of the derivative asset is primarily due to decreasing volatility in fair value due to the shorter remaining term of the power supply agreements. The loss recognized in the 2026 period was partially offset by a $0.2 million gain on fair value of bitcoin.

Non-operating income (expense)

Non-operating income (expense) consists primarily of interest expenses, gain (loss) on foreign currency transactions, gain on legal settlements, and other income and expenses.

Interest expenses for the nine months ended September 30, 2026 and 2025, were $3.1 million and $2.5 million, respectively. The higher amount of interest expense recognized in 2026 compared to 2025 is due to interest accreting to the total outstanding debt.

During the nine months ended September 30, 2026, loss on foreign currency transactions was $0.6 million. During the nine months ended September 30, 2025, loss on foreign currency transactions was $1.1 million. The difference is due to the impact of changes in the US Dollar and Australian Dollar exchange rate on intercompany transactions.

During the nine months ended September 30, 2026, we reached a confidential settlement with Ionic Digital Mining LLC (“Ionic”) to resolve all claims Ionic brought against us and two of our subsidiaries related to the Celsius Colocation Agreement. In addition, the Company entered a separate, unrelated settlement to resolve a customer dispute over a hosting arrangement. These two settlements resulted in the Company recognizing gains on legal settlements of $10.2 million. In addition, the Company realized a $0.3 million gain from a confidential settlement agreement with CleanSpark resolving all claims brought by the Company against CleanSpark, providing for dismissal with prejudice of the litigation and a full mutual release.

Income tax expense

The Company recorded income tax expense of $178,000 and $186,000 for the nine months ended September 30, 2026 and 2025, respectively. The difference in the income tax expense for the nine months ended September 30, 2026 versus the nine months ended September 30, 2025 relates mainly to differences in estimated interest and penalty accruals included in the current payable for each of those periods, as well as changes in estimates regarding the realizability of deferred tax balances that impact the Company’s deferred tax expense.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. For the nine months ended September 30, 2026, we financed our operations primarily through cash from operations, proceeds from the issuance of Series D Preferred Stock, our ATM Program, the Revolver, as defined below, and other cash reserves.

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

During the nine months ended September 30, 2026, the Company has sold 1,697,193 shares of Common Stock under the Sales Agreement at an average price of approximately $4.44 per share, which has resulted in cash proceeds to the Company of $7.3 million, net of issuance costs.

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

The Revolver contains customary representations, warranties, covenants, events of default and security arrangements. The Company is also subject to restrictions on incurring additional indebtedness and additional liens on the collateral. The Revolver provides for customary events of default, including, among others, failure to pay principal or interest, breach of representations and warranties, violation of covenants, bankruptcy or insolvency events. As of September 30, 2026, the Company was in compliance with covenants under the Revolver.

The Company may at any time, and without penalty, prepay outstanding amounts under the revolving loans, or if there are no outstanding amounts, terminate the Revolver. On September 18, 2026, the Company entered into an Exchange Agreement with Endeavor, pursuant to which Endeavor agreed to exchange all then outstanding amounts under the Revolver, consisting of (i) $2,500,000.00 unpaid principal and (ii) $68,815.71 accrued and unpaid interest for 442,899 shares of the Company’s common stock, par value $0.001 per share, issued by the Company to Endeavor. The shares were priced at their market value of $5.80 per share, which is the consolidated closing bid price per share immediately preceding the execution of the Exchange Agreement, in accordance with Nasdaq Listing Rule 5005(a)(23).

Joint Mining Agreement

On April 27, 2026, the Company entered into the Colocation Agreement, which is described under “Recent Developments” of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The total amount of cash the Company will receive from the Colocation Agreement will be largely dependent on the economics of mining during the term of the Agreement. The Agreement has a twelve-month term and may be terminated upon 30 days’ notice, subject to its conditional terms. The Company earned $1.54 million in revenue and $1.0 million in gross profit from the Colocation Agreement during the nine months ending September 30, 2026. Approximately 6,700 miners were in operation at September 30, 2026.

Series D Convertible Preferred Stock and Warrant

On June 30, 2026, the Company entered into a Securities Purchase Agreement, pursuant to which it issued and sold 16,700 shares of newly designated Series D Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share, at a purchase price of $900.00 per share, for net proceeds of $14.0 million, to Six Thirty AI, LLC. During the nine months ended September 30, 2026, YA II PN, LTD converted 1,700 shares of Series D Preferred Stock and accrued dividends on such 1,700 shares into 308,779 shares of Common Stock at an average stock price of $5.57 per share. See Note 10, Stockholders’ Equity, for additional information on the terms of the Series D Convertible Preferred Stock and a related warrant.

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

On July 15, 2026, the joint venture acquired 30 acres of the Hood County Site from Century Oaks Independence Farms, LLC (“Century Oaks”), for an aggregate purchase price of approximately $10 million in cash, with an option to purchase the remainder of the site for an additional $600,000. The Hood County Site consists of a 50-acre site containing over 30,000 square feet of existing structures which the joint venture intends to repurpose for datacenter use as well as an administrative office which will be utilized as the command center. The Hood County Site carries 17 MW of operational power and will be expandable up to 111 MW of grid power, subject to validation by the Electric Reliability Council of Texas. On-site are two 12-inch and one 20-inch natural-gas pipelines providing the option to add behind-the-meter generation, supporting a total buildout of up to 300 MW. We are currently evaluating the capital requirements needed in order to secure a customer for the 17 MW. Capital improvements will be shared 50%/50% between us and 10NZ.

Midland Facility

The Company is currently evaluating its strategy relating to the Midland Facility. The current power supply agreement for the Midland facility will expire December 31, 2026. In the short term, the Company expects to use one-month forward price contracts to manage its electrical needs.

We believe our near-term working capital requirements will continue to be funded through a combination of the cash we expect to generate from future operations, our existing funds, external debt facilities that may be available to use, future issuances of shares, and other potential sources of capital, monetization, or funds. We believe a combination of these opportunities is expected to be adequate to fund our operations over the next twelve months. For our business growth, it is expected we may continue to invest in expanding and/or upgrading our infrastructure and/or other equipment and will require additional working capital in the short-term and long-term. As of September 30, 2026, we had an aggregate of $28.8 million of debt that is overdue for repayment unless we refinance, renegotiate the terms, or prevail in our disputes and/or related claims and/or counterclaims.

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

Working Capital and Cash Flows

As of September 30, 2026 and December 31, 2025, we had a cash and cash equivalent balance of $3.1 million and $13.3 million, respectively. As of September 30, 2026 and December 31, 2025, the trade receivables balance was $7.2 million and $9.6 million, respectively. As of September 30, 2026, we had $28.9 million of outstanding short-term loans, and as of December 31, 2025, we had $25.2 million of short-term loans. The short-term loans as of September 30, 2026, relate to the Celsius Promissory Note, W Capital Loan, Secured Convertible Promissory Notes and Marshall Loan (each of which is currently in default). Refer to “Material Cash Requirements” below for more information. As of September 30, 2026 and December 31, 2025, we had negative working capital of $26.0 million and $31.3 million, respectively.

The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(23,401,975)	$(3,433,494)
Net cash used in investing activities	$(10,238,399)	$(69,806)
Net cash provided by (used in) financing activities	$23,647,719	$(309,882)

For the nine months ended September 30, 2026, net cash used in operating activities was $23.4 million. We had a net loss of $13.2 million for the nine months ended September 30, 2026, which included $10.5 million of gain on legal settlements, $1.1 million non-cash stock-based compensation, $3.3 million of depreciation and amortization expense and $3.1 million of non-cash interest expense. Net cash used in operating activities was also impacted by cash payments to settle outstanding income tax liabilities, totaling $1.1 million. For the nine months ended September 30, 2025, net cash used in operating activities was $3.4 million. We had a net loss of $8.0 million for the nine months ended September 30, 2025, which included $0.7 million of gain on derivative asset, $1.7 million of stock-based compensation, $4.3 million of depreciation and amortization expense, $1.0 million of bad debt expense and $2.5 million of non-cash interest expense.

For the nine months ended September 30, 2026 and September 30, 2025, net cash used in investing activities was $10.4 million and $0.07 million, respectively. The net cash used in investing activities during the nine months ended September 30, 2026 was primarily attributable to the Hood County Site Acquisition and corresponding development work at the site.

For the nine months ended September 30, 2026, net cash provided by financing activities was $23.6 million and for the nine months ended September 30, 2025, net cash used was $0.3 million. The cash provided by financing activities during the nine months ended September 30, 2026, was primarily attributable to cash proceeds of $7.2 million from the issuance of our Common Stock under the ATM Program, $14.0 million from the issuance of our Series D Convertible Stock and $2.5 million from the revolving line of credit.

Material Cash Requirements

The following discussion summarizes our material cash requirements from contractual and other obligations. For more information on these matters, please see Note 9 – Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Company is included as a guarantor of the Marshall Loan. The loan matured in February 2024 and bears interest at a rate of 12% per annum (with an overdue rate provision of an additional 500 bps), payable monthly with interest payments that commenced in December 2021. This loan facility is secured by direct assets of MIG No.1 and a general security agreement given by the Company. Principal repayments began during November 2022. There has been no principal and interest payments made since May 2023. The outstanding balance including interest is $14.9 million as of September 30, 2026, all of which is currently classified as a current liability.

The Company is included as a guarantor of the W Capital Loan. As of September 30, 2026, the balance was AUD $2.9 million (USD $2.0 million) representing outstanding interest, all of which is currently classified as a current liability. The W Capital Loan accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 800 bps). The W Capital Loan expired in March 2023.

On February 23, 2022, Luna Squares entered into the Digital Colocation Agreement with Celsius Mining LLC. In connection with this agreement, Celsius Mining LLC loaned Luna Squares a principal amount of $20.0 million, for the purpose of funding the infrastructure required to meet the obligations of the Digital Colocation Agreement, for which Luna Squares issued the Celsius Promissory Note for repayment of such amount. The Celsius Promissory Note accrues interest daily at a rate of 12% per annum (with an overdue rate provision of an additional 200 bps). Luna Squares is required to amortize the loan at a rate of 15% per quarter, principal repayments began at the end of September 2022. The Celsius Promissory Note had a maturity date of August 23, 2023. The outstanding balance including interest is $11.6 million as of September 30, 2026, all of which is currently classified as a current liability. On August 26, 2026, the arbitrator submitted a final arbitration award for attorney and administrative fees totaling $1.5 million, which the Company recognized during the nine-month period ended September 30, 2026.

On July 8, 2022, the Company issued the Secured Convertible Promissory Notes in exchange for an aggregate of $3.6 million in cash. On September 29, 2022, the Company entered into a letter variation relating to some of the Secured Convertible Promissory Notes, with an aggregate principal amount of $3.1 million, which gave those holders the option to elect for pre-payment (including accrued interest to maturity) subject to certain conditions. All of the investors included in this letter variation elected for the pre-payment option and therefore there were $3.1 million principal repayments made during November 2022. The final convertible noteholder who was not a party to this variation opted to enter into an arrangement whereby it received pre-payment of interest but agreed that repayment of the principal was not required therefore the remaining $0.50 million had been classified as a current liability. The Secured Convertible Promissory Notes matured in July 2023. Interest has been accrued from July 2023 onwards and therefore the outstanding balance is $0.2 million as of September 30, 2026, all of which is classified as a current liability. During 2024 the principal amount outstanding of $0.50 million was repaid to the investor.

Financial condition

As of September 30, 2026, and December 31, 2025, we had current liabilities of $44.7 million and $58.8 million, respectively. As of September 30, 2026, and December 31, 2025, we had net assets of $8.5 million and negative net assets $3.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $265.9 million compared to $252.5 million as of December 31, 2025. Our cash position as of September 30, 2026, was $3.1 million in comparison to $13.3 million as of December 31, 2025.

For the nine months ended September 30, 2026 and 2025, the Company generated net loss of $13.2 million and $8.0 million, respectively.

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

The Company is taking steps to preserve cash by optimizing operations, reducing costs and pursuing efficiencies. The Company has been improving its revenue generation by enhancing its operations, driving growth in business lines, and diversifying its businesses. The Company will continue to seek to optimize its cash flows through these and other initiatives.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation of non-GAAP Adjusted EBITDA:
Net income (loss):	$(6,462,630)	$327,659	$(13,228,567)	$(8,004,637)
Depreciation and amortization	1,001,838	1,344,767	3,293,492	4,338,799
Stock-based compensation	-	(1,400,189)	1,103,405	1,678,575
Losses on foreign currency transactions	189,574	337,919	591,000	1,115,209
Other non-operating income	(49,876)	(58,555)	(115,257)	(223,313)
Interest expense	1,098,616	868,082	3,066,522	2,480,283
Other non-operating expenses	-	9,798	7,095	28,753
Change in fair value of derivative asset	1,151,001	1,201,299	1,175,581	(721,222)
Income tax expense	15,756	93,808	178,143	185,984
Provision for doubtful accounts	-	-	-	68,954
Gain on legal settlements	(332,421)	-	(10,490,014)	-
Adjusted EBITDA (non-GAAP)	$(3,388,142)	$2,724,588	$(14,418,600)	$947,385

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods prescribed by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2026, we received written notice from Nasdaq that, based on our reported stockholders’ equity as of December 31, 2025, we no longer satisfied Nasdaq Listing Rule 5550(b), and the Staff issued a delisting determination. On May 1, 2026, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to present its plan to evidence compliance with the rule. On May 21, 2026, the Company attended the hearing before the Panel. On June 16, 2026, the Company received written notice from the Listing Qualifications Hearings Department of Nasdaq confirming that the Company had regained compliance with the Nasdaq Listing Rules. Nasdaq’s determination is subject to the Company maintaining stockholders’ equity of at least $5 million in each quarter for a twelve-month period, beginning with the quarter ended June 30, 2026, and promptly notifying Nasdaq of any significant events that could affect the Company’s compliance with that requirement. As of June 30, 2026 and September 30, 2026, we were in compliance with stockholders’ equity of at least $5 million.

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

Our participation in joint ventures and strategic investments subjects us to risks, including shared governance, potential deadlocks, partner defaults and exit limitations, and integration challenges, which could adversely affect our business, results of operations and financial condition.

We have entered into joint ventures and may pursue additional joint ventures, co-investments or other strategic investments as part of our growth strategy, including arrangements to acquire, own, and develop digital infrastructure assets. These transactions may reduce the amount of capital we are required to invest or provide access to specialized partner expertise, but they are inherently risky and uncertain and may not achieve the benefits we expect on the timeline we expect, or at all. The joint ventures or strategic investments may require shared decision-making and may limit our ability to direct strategy, development plans, financing decisions, budgets, and key operational matters. Even where we have management authority at certain times, we may not be able to exercise sole decision-making authority, and significant actions may require mutual approval, which can reduce our operational flexibility.

Furthermore, if we and our strategic partner disagree on key decisions, the joint venture may be unable to proceed efficiently, which could delay the execution of the business plan for the investment. Deadlocks may require alternative dispute resolution and could result in forced transactions or other outcomes (including buy-sell mechanisms, liquidation of the investment or similar remedies) that occur on terms or timing that are unfavorable to us. In addition to governance challenges, our strategic partner may have economic, tax, regulatory, strategic or other objectives that differ from, are inconsistent with, or conflict with ours and may favor decisions that benefit the partner but are not aligned with our objectives, potentially diverting resources, changing priorities, constraining development or financing alternatives, or otherwise adversely affecting the value of the joint venture and our investment.

Business operations of our strategic partner or our business, that are unrelated to our joint venture, could adversely affect the joint venture and expose us to incremental risks. Joint ventures may require our partner or us to fund capital contributions or to satisfy repayment obligations under financing arrangements, and either joint venture partner may have inferior financial capacity, encounter liquidity constraints or insolvency, default on its obligations, or fail to fund its share of required capital contributions. In addition, we may provide financing to a partner to fund all or a portion of its contribution and may incur credit risk, collection risk, or the need to pursue remedies under governing agreements if the partner fails to repay amounts due. Joint venture agreements may also provide partners with approval rights over major decisions and may include transfer restrictions or other provisions that make it more difficult for us to sell or otherwise dispose of our interest, which can increase the risk of deadlocks or unanticipated exits, prevent us from exiting when we believe it is advantageous, or force us to pursue an exit at an inopportune time. Finally, joint ventures and strategic investments can require substantial management attention and resources and may distract management from other priorities, and we may experience difficulty coordinating development, operational planning, controls and reporting across the joint venture, integrating processes and systems, or achieving anticipated efficiencies or cost savings, particularly if the joint venture pursues additional acquisitions, buildouts, or expansions or if there are changes in management authority or operating roles among the partners over time. If any of these risks materialize, or if we fail to successfully partner or fail to realize our expectations for a joint venture or strategic investment (including any contemplated exit strategy), our business, results of operations and financial condition could be materially and adversely affected. These risks may be exacerbated by operational risks described elsewhere in our filings, such as risks related to power access, grid interconnection and build-out timing, and permitting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s issuance of 442,899 shares of Common Stock in exchange for principal and accrued interest outstanding under its Revolver can be found under Note 10 – Stockholders’ Equity.

Item 3. Defaults Upon Senior Securities

Celsius Mining LLC loaned $20.0 million to Luna Squares through the Celsius Promissory Note, which had a maturity date of August 23, 2023, and a total outstanding balance as of September 30, 2026, of $11.6 million. Luna Squares has not repaid the loan as required on the maturity date and is claimed by Celsius to be in default. Celsius Mining LLC transferred the benefit of the Celsius Promissory Note to Celsius Network Ltd. Celsius Network Ltd has notified Luna Squares that default interest is payable. On November 23, 2023, Celsius filed an arbitration proceeding against Mawson, its subsidiaries Luna Squares and Cosmos, asserting various claims related to the alleged breach of the Celsius Colocation Agreement. The Company is pursuing counter claims against Celsius. See Note 9 – Commitments and Contingencies, Celsius Promissory Note and Digital Colocation Agreement to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report.

The Marshall Loan matured in February 2024 and the total outstanding balance was $14.9 million as of September 30, 2026. MIG No. 1, an Australian entity, has not made a payment on principal and interest since May 2023, despite such payments falling due, and is therefore alleged by Marshall to be in default under the Marshall Loan. MIG No. 1 is also in default of a number of other covenants under the terms of the loan. On March 19, 2024, MIG No.1 was placed into an Australian court appointed liquidation and wind-up process and was deconsolidated for the group from this date.

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

The Company is the guarantor of the W Capital Loan. As of June 30, 2026, AUD $2.9 million (USD $2.0 million) has been drawn down from this facility. The W Capital Loan expired in March 2023 and the Company did not extend the maturity date and has not repaid the loan amount. The Company is therefore considered by W Capital to be in default. This W Capital Loan was originally with Mawson SPL, an Australian entity which was placed into voluntary administration under Australian law on October 30, 2023, and on November 3, 2023, W Capital Advisors appointed receivers and managers in Australia under the terms of their security relating to their working capital facility.

The Company has a Secured Convertible Promissory Note (the “Convertible Note”) with W Capital Advisors Pty Ltd with an outstanding balance of $0.2 million as of September 30, 2026. The Convertible Note matured in July 2023. W Capital Advisors did not convert the note, and the Company has repaid the principal balance of the Convertible Note.

For more information on the above matters, refer to Note 9 - Commitments and Contingencies to the unaudited consolidated condensed financial statements included in Item 1. “Financial Statements” of this Quarterly Report. The disclosure set forth in Note 9 is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Incorporation filed February 10, 2012	8-K	000-52545	3.1	4/5/2012
3.2	Certificate of Amendment to Certificate of Incorporation filed July 18, 2013	8-K	000-52545	3.1	7/18/2013
3.3	Certificate of Amendment to Certificate of Incorporation filed November 15, 2017	8-K	000-52545	3.3	11/21/2017
3.4	Certificate of Amendment to Certificate of Incorporation filed March 1, 2018	8-K	000-52545	3.1	3/5/2018
3.5	Certificate of Amendment to Certificate of Incorporation filed March 17, 2021	8-K	000-52545	3.1	3/23/2021
3.6	Certificate of Amendment to Certificate of Incorporation filed June 9, 2021	8-K	000-52545	3.1	6/14/2021
3.7	Certificate of Amendment to Certificate of Incorporation filed August 11, 2021	8-K	000-52545	3.1	8/16/2021
3.8	Certificate of Amendment to Certificate of Incorporation filed February 6, 2023	8-K	001-40849	3.1	2/9/2023
3.9	Certificate of Amendment to Certificate of Incorporation filed November 19, 2025	8-K	001-40849	3.1	11/21/2025
3.10	Certificate of Amendment to Certificate of Incorporation filed April 20, 2026	8-K	001-40849	3.1	4/23/2026
3.11	Certificate of Amendment to Certificate of Incorporation filed June 8, 2026	10-Q	001-40849	3.11	8/14/2026
3.12	Certificate of Designations of Series D Convertible Preferred Stock.	10-Q	001-40849	3.12	8/14/2026
3.13	Bylaws	8-K	000-52545	3.1	5/10/2013

10.1	Operating Agreement of Texas Load House, LLC, dated May 28, 2026	10-Q	001-40849	10.6	8/14/2026
10.2	Loan and Security Agreement, dated July 14, 2026, by and among Big Digital Energy, Inc., 10NetZero, Inc. and Texas Load House, LLC	10-Q	001-40849	10.7	8/14/2026
10.3	Side Agreement, dated July 14, 2026, by and among Big Digital Energy, Inc., 10NetZero, Inc. and Texas Load House, LLC	10-Q	001-40849	10.8	8/14/2026
10.4	Exchange Agreement, dated September 18, 2026, by and between Big Digital Energy, Inc. and Endeavor Blockchain, LLC	8-K	001-40849	10.1	9/24/2026
10.5	Registration Rights Agreement, dated September 18, 2026, by and between Big Digital Energy, Inc. and Endeavor Blockchain, LLC	8-K	001-40849	10.2	9/24/2026
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Digital Energy, Inc.

Date: November 13, 2026	By:	/s/ Phillip Stanley
Phillip Stanley
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ William Regan
William Regan
Chief Financial Officer
(Principal Financial and Accounting Officer)